Form 10-Q
period 2012-09-30
Shutterstock, Inc.
filed 2012-11-20
CIK 1549346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35669

SHUTTERSTOCK, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0812659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jonathan Oringer

Chief Executive Officer

Shutterstock, Inc.

60 Broad Street, 30th Floor

New York, NY 10004

(Address of principal executive offices, including zip code)

(646) 419-4452

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 16, 2012
Common Stock, $0.01 par value per share	33,513,281

Shutterstock, Inc.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential”, project,” “guidance,” “target,” “forecast” or comparable terms.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements as a result of certain factors, as more fully described in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the reports and documents filed from time to time by us with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

Shutterstock’s corporate website is located at www.shutterstock.com.  Shutterstock makes available free of charge, on our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the SEC. Information contained on Shutterstock’s corporate website is not part of this report or any other report filed with the SEC.

Shutterstock operated as a New York limited liability company as of September 30, 2012. In May 2012, in connection with the filing of a registration statement for the Company’s initial public offering, the Company formed Shutterstock, Inc., a Delaware corporation, as a wholly-owned subsidiary of the Company. On October 5, 2012, the Company reorganized by way of a merger of the LLC with and into Shutterstock, Inc., with Shutterstock, Inc. surviving in the merger.

Unless the context otherwise indicates, references in this report to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries including, for the period prior to October 5, 2012, Shutterstock Images LLC.

PART I: FINANCIAL INFORMATION

 Item 1.                        Financial Statements

Shutterstock Images LLC

Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,793	$14,097
Credit card receivables	2,100	964
Accounts receivable, net	1,377	647
Prepaid expenses and other current assets	5,151	1,554
Deferred tax assets	807	644
Due from related party	—	168
Total current assets	38,228	18,074
Property and equipment, net	5,402	3,844
Intangible assets, net	1,045	1,029
Goodwill	1,423	1,423
Deferred tax assets	146	58
Other assets	427	427
Total assets	$46,671	$24,855
LIABILITIES, REDEEMABLE PREFERRED MEMBERS’ INTEREST, MEMBERS’ DEFICIT AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,325	$1,838
Accrued expenses	13,728	10,875
Contributor royalties payable	6,734	5,261
Deferred revenue	36,214	28,451
Term loan facility	12,000	—
Other liabilities	95	85
Total current liabilities	71,096	46,510
Other non-current liabilities	5,454	2,548
Total liabilities	76,550	49,058
Commitments and contingencies (Note 8)
Redeemable preferred members’ interest	27,675	33,725
Members’ deficit:
Common members’ interest	5,699	5,699
Accumulated deficit	(63,253)	(63,627)
Total members’ deficit	(57,554)	(57,928)
Total liabilities, redeemable preferred members’ interest, and members’ deficit	$46,671	$24,855

The accompanying notes are an integral part of these financial statements.

Shutterstock Images LLC

Consolidated Statements of Operations

(In thousands, except for share and per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$42,260	$31,156	$120,459	$85,543

Operating expenses:
Cost of revenue	16,208	11,373	46,312	32,529
Sales and marketing	9,633	8,493	32,760	22,329
Product development	3,992	2,811	11,062	7,066
General and administrative	3,536	2,539	11,430	6,836
Total operating expenses	33,369	25,216	101,564	68,760
Income from operations	8,891	5,940	18,895	16,783
Other income / (expense), net	(3)	1	2	8
Income before income taxes	8,888	5,941	18,897	16,791
Provision for income taxes	146	253	374	715
Net income	$8,742	$5,688	$18,523	$16,076
Less:
Preferred interest distributed	2,263	1,313	6,050	6,188
Preferred interest discount accretion	—	—	—	4,058
Undistributed earnings (loss) to participating members	(77)	109	(1,419)	(3,183)
Net income available to common members	$6,556	$4,266	$13,892	$9,013

Net income (loss) per basic share available to common members:
Distributed	$0.32	$0.18	$0.87	$0.89
Undistributed	(0.01)	0.02	(0.20)	(0.46)
Basic	$0.31	$0.20	$0.67	$0.43

Net income (loss) per diluted share available to common members:
Distributed	$0.32	$0.18	$0.87	$0.89
Undistributed	(0.01)	0.02	(0.20)	(0.46)
Diluted	$0.31	$0.20	$0.67	$0.43

Weighted average shares outstanding:
Basic	20,849,242	20,849,242	20,849,242	20,849,242
Diluted	20,849,242	20,849,242	20,849,242	20,849,242

The accompanying notes are an integral part of these financial statements.

Shutterstock Images LLC

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,523	$16,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,888	1,033
Deferred taxes	(251)	236
Non-cash equity-based compensation	2,827	1,390
Bad debt reserve	131	—
Changes in operating assets and liabilities:
Credit card receivable	(1,136)	(299)
Accounts receivable	(861)	(349)
Prepaid expenses and other current and non-current assets	(3,635)	(935)
Due from (to) member	168	(37)
Accounts payable and other liabilities	5,998	3,229
Contributors payable	1,473	1,212
Deferred revenue	7,763	7,908
Net cash provided by operating activities	$32,888	$29,464
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,268)	(2,742)
Acquisition of patents	(193)	(25)
Security deposit receipt	38	—
Net cash used in investing activities	$(3,423)	$(2,767)
CASH FLOWS FROM FINANCING ACTIVITIES
Term loan facility	12,000	—
Payment of term loan fee	(80)	—
Payment of deferred offering fees	(2,489)	—
Members’ distributions	(24,200)	(24,750)
Net cash used in financing activities	$(14,769)	$(24,750)
Net increase in cash and cash equivalents	14,696	1,947
Cash and cash equivalents—Beginning	14,097	6,544
Cash and cash equivalents—Ending	$28,793	$8,491
Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$300	$1,226
Non-cash financing activities:
Preferred members’ interest accretion	$—	$4,058

The accompanying notes are an integral part of these financial statements.

Shutterstock Images LLC

Notes to Unaudited Consolidated Financial Statements

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies

Summary of Operations

Shutterstock Images LLC (the “Company” or “Shutterstock”) was organized as a New York limited liability company on January 16, 2007. The Company operates an industry-leading global marketplace for commercial digital imagery. Commercial digital imagery consists of licensed photographs, illustrations and videos that companies use in their visual communication, such as websites, digital and print marketing materials, corporate communications, books, publications and video content. The Company licenses commercial digital content to its customers. Contributors upload their digital content to the Company’s website in exchange for a royalty payment based on customer download activity. The Company maintains a primary office location in New York City.

Principles of Consolidation

The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of September 30, 2012 and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2012 and 2011 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2012 and its results of consolidated operations and cash flows for the nine months ended September 30, 2012 and 2011. The financial data and the other financial information disclosed in these notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other future annual or interim period.

There have been no changes in the significant accounting policies from those that were disclosed in the audited Consolidated Financial Statements for the year ended December 31, 2011 included in the prospectus, dated October 10, 2012, filed pursuant to Rule 424(b) under the Securities Act  of 1933, with the Securities and Exchange Commission. These financial statements should also be read in conjunction with those same audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2011. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

Reorganization

In May 2012, in connection with the filing of a registration statement for the Company’s initial public offering (the “IPO”), the Company formed Shutterstock, Inc., a Delaware corporation, as a wholly-owned subsidiary of the Company. On October 5, 2012, the Company reorganized, by way of a merger of the LLC with and into Shutterstock, Inc., with Shutterstock, Inc. surviving in the merger (the “Reorganization”). See Note 15, Subsequent Events, for further information. In the Reorganization, the membership interests in the LLC were exchanged for shares of common stock of Shutterstock, Inc. and the outstanding value appreciation rights of the LLC were exchanged for options to purchase shares of common stock of Shutterstock, Inc.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company evaluates its significant estimates on an ongoing basis, including, but not limited to goodwill, intangibles, equity-based compensation, income tax provisions and for certain non-income tax accruals. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

All revenue, net of refunds, is generated from the license of digital content through subscription or usage based plans. The Company’s four plans are: subscription plans, On Demand plans, Pay As You Go plans, which were introduced in July 2011, and credit pack plans. The Company recognizes revenue when the following four basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon either the ratable passage of time over the contract period, a usage basis or upon the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company’s customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance based on factors surrounding historical credit card chargeback trends and other information. As of September 30, 2012 and December 31, 2011, the Company has recorded a chargeback allowance of $70 and $70, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

Subscription plans range in length from thirty days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. On Demand plans are for a one-year term and permit the customer to download up to a fixed number of images or video footage clips. On Demand revenues are recognized at the time the customer downloads the digital content on a per unit basis. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term. Pay As You Go plans provide for individual image downloads. The Company recognizes revenue as the customer downloads images. Credit-pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit-pack revenues are recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. The Company recognizes revenues from its four types of plans on a gross basis in accordance with the authoritative guidance on principal-agent considerations as the Company is the primary obligor in the arrangement, has latitude in establishing the product’s price, performs a detailed review of the digital content before accepting it to its library to ensure it is of high quality before it may be purchased by our customers, can reject a contributor’s images in its sole discretion, and has credit risk.

Customers typically pay in advance (or upon commencement of the term) via credit card, wire or check. Fees paid or invoiced in advance are deferred and recognized as described above. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms. The Company does not generally offer refunds or the right of return to customers. There are situations in which a customer may receive a refund which is determined on a case-by-case basis.

The Company also licenses digital content to customers through third party resellers. The Company contracts with third party resellers around the world to access markets where the Company does not have a significant presence. Third party resellers sell the Company’s products directly to end-user customers and remit a fixed amount to the Company based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether the Company’s revenue should be reported on a gross or net basis with respect to our reseller program, the Company followed the authoritative guidance in ASC 605-45 Principal Agent Considerations. The Company recognizes revenue on a net basis in accordance with the type of plan sold, consistent with the plan descriptions above. The Company generally does not offer refunds or the right of return to resellers.

Equity-Based Compensation

The Company measures and recognizes equity-based compensation expense for all equity-based payment awards made to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option-pricing model to determine the fair value of the Value Appreciation Rights Plan (“VAR Plan”) awards which is discussed further in Note 10, Valuation Appreciation Rights Plan. The determination of the grant date fair value of the VAR Plan awards using an option-pricing model requires judgment and is affected by the Company’s estimated fair value of its common ownership interests as well as assumptions regarding a number of other complex and subjective variables. These variables include the Company’s fair value of the common ownership interest, the expected unit price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•                  Fair Value of Common Membership Unit.  The Company’s fair value of common ownership interest is estimated internally and approved by the Board of Managers (“BOM”) because the Company is not publicly traded. The Company’s intention upon granting VAR Plan awards is for the granted award to have exercisable price per unit that is not less than the per unit fair value of the Company’s common equity on the date of grant. The valuations of the Company’s common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset. The assumptions used in the valuation model are based on future expectations combined with the Company’s judgment. In the absence of a public trading market, the Company exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, the Company’s history and introduction of new functionality and services, the Company’s stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for our common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. The Company also obtains independent third party valuations on a periodic basis.

•                  Expected Term.  The expected term was estimated using the simplified method allowed under Securities and Exchange Commission (“SEC”) guidance.

•                  Volatility.  As the Company does not have a trading history for its common ownership interest, the expected price volatility for the common ownership interest was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the VAR Plan awards. Industry peers consist of several public companies similar in size, stage of life cycle and financial leverage. The Company did not rely on implied volatilities of traded options in the industry peers’ common stock because the volume of activity was relatively low. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own common ownership interest price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•                  Risk-free Interest Rate.  The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the VAR Plan awards for each award group.

•                  Dividend Yield.  The Company has historically paid cash dividends or distributions to its members. Once the Company completes the proposed IPO, it does not intend to pay cash dividends or distributions in the foreseeable future. As a result, the Company used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model changes significantly, the VAR Plan fair value for future awards may differ materially compared with the awards granted previously. The VAR Plan awards are subject to a time-based vesting requirement, with the majority vesting over four years, and a condition that a change of control occur for a payment to trigger with respect to the VAR Plan awards. As of September 30, 2012 and December 31, 2011, no equity-based compensation expense had been recognized because the qualifying events had not occurred. In the period in which the IPO is completed, the Company will begin recording share-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards. On October 16, 2012, the Company completed its IPO.  See Note 15, Subsequent Events, for further information.

For any equity-based awards that qualify for liability classification, the Company has elected to use the intrinsic value method to value the common membership interest in accordance with authoritative guidance on stock compensation. See Note 12, Common Member Ownership Subject to Put Feature, for further information.

In connection with the Company’s Reorganization, the Company’s membership interests were exchanged for shares of common stock of Shutterstock, Inc. and the Company’s outstanding VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. See Note 15, Subsequent Events, for further information.

Income Taxes

For all periods presented, the Company filed its income tax returns as a limited liability company and is taxed as a partnership for federal and state income tax purposes. The Company recognized no federal and state income taxes, as the members of the LLC, and not the Company itself, are subject to income tax on their allocated share of the Company’s earnings. However, the Company was subject to taxation on allocable portions of its net income or other taxes based on various methodologies employed by the taxing authorities in certain localities. The Company generally made monthly distributions to its members under the terms of the LLC’s operating agreement, subject to the Company’s operating cash needs.

The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit or lapses in statutes of limitations. Any reserve for uncertain tax provisions are included in the income tax provision. Penalties and interest, if any, on uncertain tax positions are included in income tax expense. The Company currently has an unrecognized tax benefit of approximately $650 for uncertain tax positions related to tax positions taken in prior years, a portion of which relates to tax refund claims. To the extent these unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate will be impacted in a future period.

The Company is subject to requirements for non-income taxes, including payroll, value-added and sales-based taxes. Where appropriate, the Company has made accruals for these matters, which are reflected in the Company’s consolidated financial statements.

The Company reorganized from a limited liability company to a Delaware corporation on October 5, 2012. See Note 15, Subsequent Events, for further information.

Net Income Per Share

Basic income per share is computed by dividing the net income attributable to common members by the weighted average number of common shares outstanding during the period. The Company applies the two-class method for calculating and presenting income per share. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their contractual participating rights to share in the earnings as if all of the earnings for the period have been distributed. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, are excluded from weighted average number of common shares outstanding. Undistributed net income (loss) for a given period is apportioned to participating members based on the weighted-average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted-average number of these securities outstanding during the period. Income available to common members is computed by deducting dividends paid to preferred members, accretion to redemption value on preferred members shares, less income allocated to participating preferred securities. See Note 13, Permanent and Non-Permanent Members’ Equity, for further discussion.

Diluted income per share is computed by dividing the net income available to common members adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive.

Reclassification

The consolidated statement of cash flows for the nine months ended September 30, 2012 reflects a reclassification for the payment of offering costs of approximately $1,200 during the six month period ended June 30, 2012 from cash provided by operating activities to cash used in financing activities.

Recently Issued Accounting Standard Updates

In July 2012, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(2) Information About Revenue By Geographic Areas

The following represents our geographic revenue based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

North America	$15,211	$10,407	$42,841	$28,603
Europe	14,985	12,194	44,553	34,457
Rest of the world	12,064	8,555	33,065	22,483
Total revenue	$42,260	$31,156	$120,459	$85,543

Included in North America is the United States which comprises 31% and 30% of total revenue for three months ended September 30, 2012 and 2011 and 32% and 30% of total revenue for the nine months ended September 30, 2012 and 2011, respectively. No other country accounts for more than 10% of the Company’s revenue in any period. All long-lived assets are located in North America.

(3) Goodwill and Intangible Assets

The Company’s goodwill balance is attributable to its Bigstockphoto, Inc. (“Bigstock”) reporting unit and is tested for impairment at least annually on October 1 or upon a triggering event. There have been no changes in the carrying amount of goodwill through September 30, 2012.

Intangible assets consist of the following as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Amortizing intangible assets:
Customer relationship	$600	$(448)	$152
Trade name	400	(83)	317
Contributor content	450	(91)	359
Non-compete agreement	100	(100)	—
Domain name	35	(2)	33
Patents	193	(9)	184
Total	$1,778	$(733)	$1,045

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationship	$600	$(338)	$262
Trade name	400	(64)	336
Contributor content	450	(68)	382
Non-compete agreement	100	(75)	25
Domain name	25	(1)	24
Total	$1,575	$(546)	$1,029

On March 21, 2012, the Company acquired patents for $193, which will be amortized over sixteen to nineteen years. The patents were put into service in April 2012. Amortization expense was $63, $187, $61, and $183 for the three and nine months ended September 30, 2012 and 2011, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $56 for the remaining three months of 2012, $188 in 2013, $74 in 2014, $74 in 2015, $74 in 2016 and $579 thereafter.

Based on a combination of factors that occurred in the second quarter of 2012 within the Company’s Bigstock reporting unit, primarily a change in financial projections and business strategy including the re-allocation of certain technology-related personnel to a different reporting unit and a shift in marketing strategy, management concluded that a triggering event had occurred indicating potential impairment in the Bigstock reporting unit, and accordingly performed a step 1 impairment test based on ASC 350, Intangibles—Goodwill and Other. The Company estimated the fair value of the reporting unit using a discounted cash flow projection (also referred to as the income approach). The income approach uses a reporting unit’s projection of estimated future operating results and cash flows discounted to a net present value. The Company’s significant assumptions utilized in the income approach included estimated weighted-average cost of capital from a market participant point of view, projected revenues and operating expenditures which take into account expected operating margin efficiencies gained through cost reduction strategies, projected capital expenditures, and projected working capital changes. The projections are based on management’s best estimates of economic and market conditions over the projected period. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Future changes to the projected financial information or other significant assumptions including the weighted-average cost of capital could have a negative result on the Bigstock reporting unit’s fair value. As a result of performing the step 1 test for goodwill impairment in the second quarter of 2012, management concluded that the fair value of the Bigstock reporting unit exceeded the carrying value. Therefore, there was no requirement to perform step 2 of the analysis and it was concluded that there is no impairment of goodwill for the Bigstock reporting unit. Long-lived assets held in the Bigstock reporting unit were also tested for recoverability and no impairment was identified.

(4) Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2012	December 31, 2011
Computer equipment and software	$8,451	$5,537
Furniture and fixtures	778	522
Leasehold improvements	484	395
Property and equipment	9,713	6,454
Less accumulated depreciation	(4,311)	(2,610)
Properly and equipment, net	$5,402	$3,844

Depreciation expense amounted to $665, $1,701, $349, and $665 for the three and nine months ended September 30, 2012 and 2011, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset.

(5) Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
Royalty tax withholdings	$4,604	$4,126
Professional fees	1,650	1,332
Non-income taxes	2,226	1,742
Accrued compensation	2,631	2,391
Accrued marketing	972	183
Other accrued expenses	1,645	1,101
Total accrued expenses	$13,728	$10,875

(6) Income Taxes

The Company’s effective tax rates for the three month periods ended September 30, 2012 and 2011 are 1.6% and 4.3% and for the nine month periods ended September 30, 2012 and 2011 are 2.0% and 4.3%, respectively.  They differ from the statutory tax rate due primarily to timing differences related to non-cash based compensation and deferred revenue.

(7) Term Loan Facility

On September 21, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank providing for a $12,000 term loan facility, which the Company refers to as the term loan facility. The Company will use the net proceeds from the term loan facility for working capital and general business purposes. The term loan facility provides for a term loan of $12,000 and matures on the earlier of (i) September 21, 2013 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The term loan facility provides for interest on the term loan, at the Company’s option, at the prime rate as published in the Wall Street Journal minus 0.75%, or a LIBOR-based rate plus a margin of 2.00%. The Company selected the one-month LIBOR-based rate and can select a new interest rate option after the one-month rate expires on October 21, 2012. See Note 15, Subsequent Events, for further information.

The term loan facility includes financial covenants of a minimum EBITDA determined quarterly, measured on a trailing 12 month basis and a minimum liquidity requirement. The term loan also includes customary negative and affirmative covenants including, among others, limitations on the Company’s ability to: (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or other restricted payments; (vi) engage in mergers or consolidations (other than the Reorganization); or (vii) change its business.

Amounts under the term loan facility may become due upon certain events of default including, among others, failure to comply with the term loan facility’s covenants, bankruptcy, default on certain other indebtedness or a change in control.  The default rate under the term loan facility is an additional 2.00% per annum over the otherwise applicable rate. All obligations under the term loan facility are secured by substantially all of the Company’s assets, other than its intellectual property.

At September 30, 2012, the Company was in compliance with the financial covenants and other covenants applicable to it under the term loan facility and the outstanding term loan facility balance was $12,000. At September 30, 2012, the Company recorded accrued interest in the amount of $5, which is included in accrued expenses at September 30, 2012.

The Company capitalizes costs directly associated with acquiring third party financing. Deferred financing costs are included in prepaid expenses and other current assets and are amortized on a straight-line basis as interest expense over the term of the related indebtedness. In cases where amounts borrowed are paid in advance, financing costs related to the amount borrowed are accelerated. As of September 30, 2012 and December 31, 2011, deferred financing costs, net of accumulated amortization were $159 and $0, respectively.

(8) Commitments and Contingencies

The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases for the three and nine months ended September 30, 2012 and 2011 was approximately $430, $850, $420, and $862, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate tax and operating expense increases.

Capital Expenditures

As a result of expanding server hosting facilities to accommodate increased business, the Company spent approximately $415, $2,505, $585 and $1,432 for servers and related hardware for the three and nine months ended September 30, 2012 and 2011, respectively, which is included in “Assets—Property and equipment, net” on the balance sheet. As of September 30, 2012 and December 31, 2011, the Company had committed to purchase approximately $0 and $900, respectively, in data server equipment.

Unconditional Purchase Obligations

As of September 30, 2012 and December 31, 2011, the Company had unconditional purchase obligations in the amount of $2,353 and $1,224, which consisted primarily of contracts related to infrastructure services and contractual commitments for marketing services. As of December 31, 2011, the Company’s unconditional purchase obligations for the years ending December 31, 2012 and 2013 are $852 and $372, respectively. As of September30, 2012, the Company’s unconditional purchase obligations for the remainder of 2012 and for year ending December 31, 2013 are $560 and $1,793, respectively.

Legal Matters

From time to time, the Company may become party to litigation in the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and threats of litigation, investigations and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company currently has no reserves related to such litigation, and no active litigation matters. In addition, the Company receives, from time to time, inquiries related to potential intellectual property infringement matters. To date, the outcome of these inquiries has not had a material impact on the Company’s operations or financial results.

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not liable for any damages, costs, or losses arising solely as a result of the modifications to Company content made by the customer. The standard maximum aggregate obligation and liability to any one customer for all claims is limited to $10. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of September 30, 2012 and December 31, 2011, the Company has recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

Employment Agreements

The Company has entered into employment and change of control arrangements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

(9) Employee Benefit Plans

The Company has a a 401(k) defined contribution plan (“401(k) Plan”) and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ compensation per year. Matching contributions also are fully vested and non-forfeitable at all times.

The Company recorded employer matching contributions of $129 and $77 for the three months ended September 30, 2012 and 2011, respectively, and $398 and $211 for the nine months ended September 30, 2012 and 2011, respectively.

(10) Value Appreciation Rights Plan

From June 7, 2007 through October 5, 2012, the Company was organized as a limited liability company. Beginning in 2011, the Company granted equity awards similar to options under its Value Appreciation Rights Plan (“VAR Plan”). Such VAR Plan awards have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms. For the convenience of communicating the issuance of VAR Plan awards to employees, the BOM designated a total of 3,000,000 notional units for the VAR Plan to represent 10% of the Company’s overall interest. The VAR Plan awards are subject to a time-based vesting requirement and a condition that a change of control occur for a payment to trigger with respect to the VAR Plan awards. Payment can occur in the form of cash, units or other securities at the discretion of the BOM and will be equal to the appreciation in value over the participant’s grant date price. The determination of the type of payment is subject to the discretion of the Company and not the holder. Additionally, the Company has never settled any VAR units with cash. As a result, the VAR units are accounted for as equity awards. Given the change-of-control condition, there was no equity based compensation charge recorded for the three and nine months ended September 30, 2012 and 2011. In connection with the Reorganization, the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. with only a time-based vesting requirement, which were granted pursuant to the Company’s 2012 Omnibus Equity Incentive Plan. See Note 15, Subsequent Events, for further information.

The Company’s VAR Plan awards were made in the form of notional units. The following is a summary of the Company’s VAR Plan notional units and weighted average exercise price per notional unit:

	VAR Plan Units	Weighted Average Exercise Price
Units outstanding at December 31, 2011	1,344,500	$15.10
Units granted	364,250	18.36
Units exercised	—	—
Units cancelled or forfeited	(47,031)	15.81
Units outstanding at September 30, 2012	1,661,719	$15.79

As of September 30, 2012 and December 31, 2011, no VAR Plan notional units were exercised or exercisable as no qualifying event had occurred. The intrinsic value of the total VAR Plan notional units outstanding at September 30, 2012 and December 31, 2011 and was approximately $7,560 and $2,100, respectively. No VAR Plan notional units were expired as of September 30, 2012. The following is a status summary of the Company’s non-vested VAR Plan notional units for the nine months ended September 30, 2012 and for the year ended December 31, 2011:

	VAR Plan Units	Weighted Average Grant Date Fair Value
Unvested units at December 31, 2011	1,344,500	$5.48
Units granted	364,250	8.16
Units vested	(273,600)	4.94
Units cancelled or forfeited	(47,031)	6.17
Unvested units at September 30, 2012	1,388,119	$6.27

In connection with the Reorganization, the VAR Plan awards were exchanged for options to purchase shares of common stock having the same time-based vesting schedules, which range from one to six years. See Note 15, Subsequent Events, for further information.

The following approximates the assumptions used in the fair value calculation for the three and nine months ended September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (in years)	6.3	6.0–6.7	5.2–6.3	6.0–6.7
Volatility	49%	46%–47%	49%	46%–47%
Risk-free interest rate	1.6%	1.5%–3.0%	1.1%–1.6%	1.5%–2.4%
Dividend yield	0%	0%	0%	0%

The unrecognized compensation charge at September 30, 2012 is approximately $9,850 of which $2,440 represents the unrecognized charge for vested shares at September 30, 2012. The unrecognized charge for vested shares will be recognized upon the Company’s Reorganization.

The Company’s Reorganization was effective as of October 5, 2012. See Note 15, Subsequent Events, for further information.

(11) Common Member Ownership Awards

On November 1, 2007, the Company entered into a Profits Interest Grant and Repurchase Agreement (a “Profits Interest Agreement”) with an employee of the Company whereby the employee received a 0.4% membership interest in the Company in consideration of future services to be rendered over a forty-eight month period starting on January 1, 2008. The Profits Interest Agreement terms stipulate that the executive shall have no rights to allocations or distributions relating to the Company’s operating profits. Only upon a Liquidation of the Company, as defined in the Company’s operating agreement, shall the executive be entitled to operating profits of the Company. The award was determined to meet the characteristics of an equity based award and will be measured at fair value on the grant date. Based on the evaluation of the change of control condition, the Company has recorded no compensation charge to date for this award and will record a compensation charge based on fair value at the grant date when it is probable that the change of control condition will be achieved. The unrecognized compensation charge at September 30, 2012 and December 31, 2011 is $509.

In connection with the Reorganization, this membership interest in the LLC was exchanged for shares of common stock of Shutterstock, Inc., which do not contain a liquidation condition. See Note 15, Subsequent Events, for further information.

(12) Common Member Ownership Subject to Put Feature

On August 17, 2010, the Company entered into a Profits Interest Agreement with an executive whereby the Company issued a membership interest in the Company in consideration of future services to be rendered. The Profits Interest Agreement terms stipulate that the executive shall have no rights to allocations or distributions relating to the Company’s operating profits. Only upon a Liquidation of the Company, as defined in the Company’s operating agreement, shall the executive be entitled to operating profits of the Company. The Profits Interest Agreement was effective as of April 5, 2010 and entitles the executive to an aggregate amount of 4% of any liquidation of the Company’s in excess of $300,000. The Profit Interest Grant vests over a six year period. The Profits Interest Agreement also contains a put feature whereby the executive has the option to put back to the Company up to 10% annually of any vested portion of the membership interest at the fair value on the date the executive would sell the vested interest back to the Company. Since the put feature does not subject the executive to the typical risks of stock ownership, the membership interest is classified as a liability and recorded utilizing the intrinsic method. The Company’s process for determining the fair value of the awards includes consideration of third party valuation reports and the fair value determined served as the basis for calculating the compensation charge. The Company recorded compensation charge of $670 and $599 for the three months ended September 30, 2012 and 2011, respectively, and $2,827 and $1,390 for the nine months ended September 30, 2012 and 2011, respectively, which is included in other non-current liabilities as of September 30, 2012 and December 31, 2011, respectively. This liability will be re-measured each future reporting period until a Liquidation occurs. Additionally, upon the occurrence of a Change in Control or Qualified Public Offering, as defined in the Company’s operating agreement, 50% of any unvested portion at that date will vest immediately, while the remaining portion will continue to vest over the remaining vesting period through April 5, 2016. The unrecognized compensation charge for the unvested portion of this membership interest at September 30, 2012 is $7,253, which reflects the current valuation of the award.

In connection with the Reorganization, the vested portion of this membership interest in the LLC was exchanged for shares of common stock of Shutterstock, Inc. and the unvested portion of this membership interest was exchanged for shares of restricted stock, neither of which contains a liquidation condition.  In addition, on October 10, 2012, the Company’s registration statement on Form S-1 (File No. 333-181376) for its IPO (the “Registration Statement”) was declared effective, which constituted a Qualified Public Offering as defined in the Company’s operating agreement. See Note 15, Subsequent Events, for further information.

(13) Permanent and Non-Permanent Members’ Equity

Common Members’ Equity

Permanent members’ equity consists of common membership interests. Only certain members have voting rights as designated in the Company’s Operating Agreement with respect to any action presented for a vote of the Company’s members and only certain members are entitled to profit interest distributions from the Company’s earnings. Common membership may not be transferred without prior consent from the Company’s BOM.

Preferred Members’ Equity

On June 6, 2007, the Company’s then sole shareholder sold 25% of the common members’ equity to outside investors for an aggregate purchase price of $60 million. On February 28, 2008, the outside investors paid a purchase price adjustment in the amount of $1.8 million to the selling member as a result of the Company achieving an EBITDA Target as defined in the purchase agreement. The outside investors had the same rights and terms as common members’ equity holders except for a liquidation preference and a put preference. The put preference provides the outside investors with the option to redeem their investment for cash with proper notice to the Company on June 6, 2011 or thereafter. As of September 30, 2012 and December 31, 2011, the outside investors had not exercised this put preference. The Company treated this transaction as an equity modification. As a result, the Company recorded the change in the fair value of the 25% interest immediately prior to and after the modification of the equity interest as a deemed dividend and charged it against common members’ deficit on the modification date. The Company accreted the difference between the carrying value of the preferred membership interest and the redemption value by applying the effective interest method. The Company has concluded that the preferred interest possesses characteristics and risks more similar to equity and has classified such instrument outside of permanent equity. Since the preferred members’ have the option to redeem their investment for cash with proper notice to the Company on June 6, 2011 or thereafter, the Company recorded the transaction outside of permanent equity. The purchase agreement also provides for the reduction of preferred interests for any distributions paid to the preferred holders. A summary of the Company’s preferred members’ interest account activity is as follows:

Balance
Balance as of December 31, 2011	$33,725
Distributions	(6,050)
Balance as of September 30, 2012	$27,675

Distributions to Members

In accordance with the Company’s Amended and Restated Limited Liability Company Agreement, as amended, cash distributions to the members are based on their respective percentage interests to the extent cash is available as determined by the board. Distributions are also limited to the extent that liabilities, excluding any owed to the members, exceed fair market value of the Company’s assets. Upon a dissolution event of the Company, any assets will be distributed 1) to creditors, including members who are creditors, by payment or provision for payment of the debt and liabilities of the Company and the expenses of the liquidation; 2) to the setup of any reserves that are reasonably necessary for any contingent or unforeseen liabilities or obligations of the Company; 3) to the preferred members until they have received distributions which, when aggregated with all prior distributions made to them equal their liquidation preference; 4) to Pixel Holdings Inc. which is the Company’s majority member, until such time that it has received distributions equal to the liquidation preference paid to the preferred members; 5) 75% to the common member with 8.5% membership interest, and 25% to the preferred members, until the aggregate amount of the distributions made to the 8.5% membership interest holder equals the product of $120,000 multiplied by their vested percentage; and 6) finally to the members in proportion to their percentage interests. During the nine months ended September 30, 2012, the Company made $24,200 in cash distributions to preferred and common members.

On October 4, 2012, prior to the Reorganization, the Company made a final distribution in the amount of $11,800 to its members.  See Note 15, Subsequent Events, for further information.

(14) Related Parties

From time to time, customers will send payment for purchased subscriptions to Pixel Holdings Inc., which is wholly owned by the Company’s majority interest holder. The Company recognizes revenue in accordance with its revenue recognition policy and collects the receivable from Pixel Holdings Inc. As of September 30, 2012 and December 31, 2011, uncollected payments were $0 and $168, respectively, and are included in due from member.

(15) Subsequent Events

On October 5, 2012, the Company reorganized from Shutterstock Images LLC, a New York limited liability company, or the LLC, to Shutterstock, Inc., a Delaware corporation, by way of a merger of the LLC with and into Shutterstock, Inc., which prior to the Reorganization was a wholly-owned subsidiary of the LLC. In connection with this Reorganization, the preferred and common membership interests in the LLC, including any interests that vested upon the Reorganization, were exchanged for an aggregate of 28,338,281 shares of Shutterstock, Inc. common stock. On October 4, 2012, the LLC made a final distribution in the amount of $11,800 to its members.

As a result of the Reorganization, the Company calculated net income available to common members on a per share basis. The following table sets forth this computation for the three most recent year end periods that were presented in the Company’s registration statement on Form S-1 (File No. 333-181376) and the Company’s final prospectus filed pursuant to Rule 424(b) which did not include the following historical per share data:

	Year Ended December 31,
	2011	2010	2009
Numerator
Net income	$21,864	$18,938	$18,842
Less:
Preferred interest distributions	7,144	6,755	5,431
Preferred interest discount accretion	4,058	7,068	6,804
Undistributed loss to participating member	(2,692)	(3,659)	(2,242)
Net income available to common members	$13,354	$8,774	$8,849

Denominator
Weighted average common shares outstanding-basic	20,849,242	20,770,041	20,117,701
Dilution effect of contingently issuable shares	—	—	—
Weighted average common shares outstanding-diluted	20,849,242	20,770,041	20,117,701

Net income per basic share available to common members:
Distributed	$1.03	$0.92	$0.75
Undistributed	$(0.39)	$(0.50)	$(0.31)
Basic	$0.64	$0.42	$0.44

Net income per diluted share available to common members:
Distributed	$1.03	$0.92	$0.75
Undistributed	$(0.39)	$(0.50)	$(0.31)
Diluted	$0.64	$0.42	$0.44

The VAR Plan awards that were granted and outstanding as of the Reorganization date were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. The options were granted pursuant to the 2012 Omnibus Equity Incentive Plan and have substantially similar exercise prices and vesting terms as the exchanged VAR Plan awards. Unlike the VAR Plan awards, these stock option awards are not subject to a change of control condition. Accordingly, upon consummation of the Reorganization, the Company recognized a non-cash stock-based compensation expense of approximately $2,500, net of estimated forfeitures, in connection with a one-time acceleration charge as a result of the removal of the change of control condition, as discussed in Note 10.

As discussed in Note 12, pursuant to the Reorganization, the vested portion of the profits interest held by Thilo Semmelbauer, the Company’s President and Chief Operating Officer, was exchanged for shares of common stock of Shutterstock, Inc. and the unvested portion of Mr. Semmelbauer’s profits interest was exchanged for shares of restricted stock having the same vesting terms as the profits interest.  Effective as of the Reorganization, the Company entered into a Restricted Stock Agreement with Mr. Semmelbauer governing the terms of his restricted stock.  Pursuant to the terms of the Restricted Stock Agreement, 50% of the then-outstanding shares of restricted stock held by Mr. Semmelbauer vested and were released from the Company’s right to acquire such shares upon the effectiveness of the Company’s Registration Statement on October 10, 2012.  The Company recognized a non-cash stock-based compensation expense of approximately $3,600 in connection with a one-time acceleration charge in connection with this accelerated vesting of 50% of the unvested portion of the restricted stock award based on the exchange date fair value, as discussed in Note 12.

The Company also recognized a non-cash stock-based compensation expense of approximately $509 upon consummation of the Reorganization in connection with a one-time acceleration charge in connection with the removal of the change of control condition from the Profits Interest Agreement entered with a Company employee, as discussed in Note 11.

On October 16, 2012, the Company completed its IPO of 5,175,000 shares of common stock, including 675,000 shares sold as a result of the underwriters’ exercise of their overallotment option, at a price of $17.00 per share. The IPO resulted in net proceeds to the Company of approximately $81,817 after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with the offering of $4,400. The dilutive effect of the Reorganization and completion of the IPO will be reflected in the Company’s net income on a per share basis in the fourth quarter of 2012.

The total non-cash stock-based compensation expense the Company expects to recognize is approximately $7,500, $3,400, $3,200, $2,500, $785 and $200 during the fiscal years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter, respectively. In future periods, the Company’s non-cash stock-based compensation expense is expected to increase as the Company issues additional stock awards to continue to attract and retain employees. See Notes 10, 11, and 12 for further discussion.

On October 10, 2012, the Company’s 2012 Omnibus Equity Incentive Plan (“2012 Stock Option Plan”) became effective. The 2012 Stock Option Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Stock Option Plan is 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Stock Option Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day immediately preceding fiscal year, or such other amount as determined by the Company’s board of directors. Any awards issued under the 2012 Stock Option Plan that are forfeited by the participant, will become available for future grant under the 2012 Stock Option Plan.

On October 10, 2012, the Company’s 2012 Employee Stock Purchase Plan (“2012 ESPP”) became effective. The 2012 ESPP provides participating employees with the option to purchase common stock through payroll deductions of up to 15% of eligible compensation and a maximum purchase of 1,000 shares during each offering period. The common stock is purchased at an 85% discounted rate at the lower price of the fair market value of common stock on the first trading day of the offering period or on the last day of the offering period. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year; however, the first such offering period commenced on October 10, 2012, the date the Company’s Registration Statement was declared effective. An employee will not be granted rights to purchase common stock if an employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock or holds rights to purchase stock under all of the Company’s employee stock purchase plans that would accrue at a rate that exceeds $25 worth of stock for each calendar year. The Company has reserved 2,000,000 shares for issuance under the 2012 ESPP. The number of shares available for issuance under the 2012 ESPP provides for an annual increase commencing January 1, 2013 by an amount equal to the lesser of 1,000,000 shares of common stock, 3% of the outstanding shares of our common stock as of the last day immediately preceding fiscal year, or such other amount as determined by the Company’s board of directors.

On October 21, 2012, the Company selected the one-month LIBOR-based rate in connection with the reset of its term loan facility. The newly selected interest rate expires on November 21, 2012 at which time the Company can select a new interest rate option.

On October 29, 2012, the Company (in particular, its headquarters located in downtown Manhattan) was impacted by Hurricane Sandy. The storm caused widespread flooding and electricity outages throughout New York City and its surrounding areas.  The Company’s websites remained fully operational during this time period, as the server infrastructure that operates these websites is located in secure redundant facilities in Massachusetts and Texas.  The Company may file business interruption or other damage claims with its insurance providers to recover any potential lost revenues, additional costs or damages associated with the storm.  At this time, the Company cannot estimate the range of losses or the amount or timing of any insurance proceeds that could potentially be received but does not believe it will have a material impact on its financial results. This event did not have an impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2012.

 Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Cautionary Statement

The following discussion of our financial condition and results of operations should be read together with our interim consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and in our other filings, including the audited consolidated financial statements included in our prospectus filed with the SEC pursuant to Rule 424(b) on October 11, 2012, relating to our initial public offering.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” of this Quarterly Report on Form 10-Q or in other parts of this report.

Overview

We operate an industry-leading global marketplace for commercial digital imagery. Commercial digital imagery consists of licensed photographs, illustrations and videos that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content. Demand for commercial digital imagery comes primarily from businesses, marketing agencies and media organizations.

Our global online marketplace brings together users of commercial digital imagery with image creators from around the world. More than 550,000 active, paying users contributed to revenue in 2011, representing an increase of 71% compared to the prior year. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2009, 2010 and 2011, we experienced year-to-year revenue retention of 82%, 96%, and 102%, respectively. This means that customers that contributed to revenue in 2010 contributed, in the aggregate, 102% as much revenue in 2011 as they did in 2010. More than 35,000 approved contributors make their images available in our library, which has grown to more than 21 million images. This makes our library one of the largest of its kind and, in the twelve months ended December 31, 2011, we delivered more than 58 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

In 2003, we launched the initial version of our website and became one of the first companies in our industry to offer a simple subscription-based payment model. Since then, we have continually enhanced our platform, achieving key product development and business milestones that have driven our revenue and traffic growth:

•                  In November 2005, we launched our first foreign language website, in Japanese. We currently make our website available in a total of ten languages and transact in eight currencies on shutterstock.com, including U.S. Dollars, Euros, British Pounds and Yen.

•                  In February 2006, we began offering video footage in addition to our collection of still images.

•                  In June 2007, we launched Shutterstock On The Red Carpet , a program that facilitates the acquisition of press passes for Shutterstock contributors so that they can photograph newsworthy events.

•                  In August 2008, we launched an On Demand purchase option to better meet the needs of lower-volume image users.

•                  In September 2009, we acquired certain assets and liabilities of Bigstockphoto, Inc., or Bigstock, for approximately $3.3 million in cash. Bigstock offers its customers the option of purchasing “credits,” which are redeemed as images are downloaded. In 2011, Bigstock also began offering a Pay As You Go purchase option that allows customers to pay a fixed price as and when they download images.

•                  In October 2009, we began offering each of our customers indemnification of up to $10,000 to cover legal costs or damages that may arise from their use of a Shutterstock image and to signal to customers that they can trust the quality and legal integrity of content they license through our marketplace. We subsequently began offering larger indemnification amounts or unlimited indemnification to certain of our customers.

•                  In November 2011, we launched Shutterstock for iPad , an application enabling visitors to search, browse and organize images using an iPad.

•                  In November 2012, we launched Shutterstock for iPhone, an application enabling visitors to search, browse and organize images using an iPhone.

As an online marketplace, we generate revenue by selling image licenses and we pay royalties to contributors for each of their images that is downloaded. Approximately half of our revenue and the vast majority of our downloads come from subscription-based users. These customers can download and use a large number of images in their creative process without concern for the incremental cost of each image download. For users who need fewer images, we offer simple, affordable, On Demand pricing, which is presented as a flat rate across all images and sizes. Since the launch of our On Demand purchase options in 2008, revenue from our On Demand purchase options has increased as a percentage of our overall revenue and we expect that this trend will continue.

Each time an image or video is downloaded, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue as described on our websites. Royalties are paid to contributors on a monthly basis subject to certain payout minimums. Royalties represent the largest component of our operating expenses and tend to increase proportionally with revenue.

Our cost of revenue is substantially similar as a percentage of revenue for our On Demand and subscription-based purchase options. While contributors earn a fixed amount per download for some of our plans, we have set the per-download amount paid to our contributors for each of our purchase options in such a way that contributors earn more per download from plans where we collect higher revenue per download. In other words, we strive to deliver a similar percentage to contributors regardless of which purchase option a customer chooses. Cost of revenue for our On Demand purchase options has been slightly lower than that of our subscription-based options; however, this difference has historically represented less than 5% of revenue. As a result, we expect that any shifts in the relative popularity of these two purchase options will not substantially impact our cost of revenue.

We manage customer acquisition costs based on the blended customer lifetime value across our purchase options and so we are able to control our marketing expenses as a percentage of revenue. As a result, we do not believe that shifts in the mix between On Demand or subscription-based purchase options will materially impact our operating margins. In addition, the repeat revenue characteristics of customers whose first purchase was a subscription-based purchase option are substantially similar to those whose first purchase was an On Demand purchase option.

An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past number of years, we increased our investments in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images that they need, the degree to which we make use of the large quantity of data we collect about images and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our library is another key driver of our growth. The number of approved and licensable images in the Shutterstock library is currently over 21 million images to date, making it one of the largest libraries of its kind.

From September 7, 2007 through October 5, 2012, we operated as a New York limited liability company (the “LLC”). In May 2012, in connection with the filing of a registration statement for our initial public offering (the “IPO”), we formed Shutterstock, Inc., a Delaware corporation, as a wholly-owned subsidiary of the LLC. On October 5, 2012, the Company reorganized by way of a merger of the LLC with and into Shutterstock, Inc., with Shutterstock, Inc. surviving in the merger (the “Reorganization”).

Subsequent to the close of our third quarter on September 30, 2012, on October 16, 2012, we completed our IPO of 5,175,000 shares, including 675,000 shares sold as a result of the underwriters’ exercise of their overallotment option, at a price of $17.00 per share. The IPO resulted in net proceeds to the Company of approximately $81.8 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with the offering of $4.4 million.

Additionally, upon consummation of the Reorganization, we recognized the following one-time acceleration charges for non-cash stock-based compensation:

•                  a charge of approximately $2.5 million, net of estimated forfeitures, in connection with a the removal of the change of control condition for our VAR Plan awards and exchanging them for stock options; and

•                  a charge of approximately $0.5 million in connection with the removal of the change of control condition from the Profits Interest Agreement entered into with a Company employee.

Upon the effectiveness of the our registration statement on Form S-1 (File No. 333-181376) for our IPO on October 10, 2012, we incurred a one-time acceleration for non-cash equity-based compensation of approximately $3.6 million in connection with the accelerated vesting of 50% of the unvested portion of the profits interest award granted to an executive officer and related issuance of shares of common stock based on the exchange date fair value.

On October 29, 2012, we (in particular, our headquarters located in downtown Manhattan) were impacted by Hurricane Sandy. The storm caused widespread flooding and electricity outages throughout New York City and its surrounding areas.  Our websites remained fully operational during this time period, as the server infrastructure that operates these websites is located in secure redundant facilities in Massachusetts and Texas.  We may file business interruption or other damage claims with our insurance providers to recover any potential lost revenues, additional costs or damages associated with the storm.  At this time, we cannot estimate the range of losses or the amount or timing of any insurance proceeds that could potentially be received but we do not believe it will have a material impact on our financial results. This event did not have an impact on our consolidated financial statements for the three and nine months ended September 30, 2012.

Key Business Metrics

In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except revenue per download)
Paid downloads (during the period)	18.7	14.8	54.7	42.5
Revenue per download (during the period)	$2.26	$2.10	$2.20	$2.01
Images in our library (end of period)	21.7	16.1	21.7	16.1

Paid Downloads

Measuring the number of paid downloads that our customers make in any given period is important because our revenue and contributor royalties are driven by paid download activity. For customers that choose our On Demand purchase options, each incremental download results in incremental recognition of revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each incremental download, but we believe that download activity is an important measure of the value that a customer is getting from a subscription and the likelihood that he or she will renew. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations or videos, excluding re-downloads of images that a customer has downloaded in the past (which do not generate contributor royalty expense) and downloads of our free image of the week (which we make available as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).

Revenue per Download

We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period. This metric captures both changes in our pricing as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others. For example, when a customer pays $49.00 for five On Demand images, we earn more revenue per download ($9.80) than when a customer purchases a one-month subscription for $249.00 and downloads 100 images during the month ($2.49). Over the last three fiscal years, revenue from each of our purchase options has grown, however our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand purchase options. Due to this change in product mix, our revenue per download has increased steadily over the last three years.

Images in our Library

We define images in our library as the total number of photographs, vectors and illustrations available to customers on shutterstock.com at any point in time. We record this metric as of the end of a period. Offering a large selection of images allows us to acquire and retain customers and, therefore, we believe that broadening our selection of high-quality images is an important driver of our revenue growth.

Key Components of Our Results of Operations

Revenue

We generate revenue by licensing commercial digital imagery. The significant majority of our revenue is generated via either subscription or On Demand purchase options. We generate subscription revenue through the sale of subscriptions varying in length from 30 days to 1 year. Our most popular subscription offering allows up to 25 image downloads per day for a flat monthly fee. In substantially all cases, we receive the full amount of the subscription payment by credit card at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. We generate On Demand revenue through the sale of fixed packages of downloads varying in quantity from 1 image to 25 images. We also generate On Demand revenue through Bigstock via the sale of both credits plans (which enable a customer to purchase a fixed number of credits which can then be utilized to download images anytime within one year) and Pay As You Go pricing (which provides for simple cash pricing of individual images). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images are downloaded or when the right to download images expires (typically 365 days after purchase). These purchase options include custom accounts (for customers that need multi-seat access, invoicing, higher or unlimited indemnification or a higher volume of images) and video footage (which are sold both individually and in fixed packages). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images or videos are downloaded or when the right to download expires, typically 365 days after purchase. Some of our larger custom accounts are invoiced at or after the time of sale and pay us on credit terms. Some custom accounts pay in quarterly installments over the course of an annual commitment.

Our deferred revenue consists of paid but unrecognized subscription revenue, On Demand revenue, and other revenue. Deferred revenue is recognized as revenue when images or videos are downloaded (On Demand), through the passage of time (subscriptions) or when credits or the right to download images or videos expire, and when all other revenue recognition criteria have been met.

Costs and Expenses

Cost of Revenue.  Cost of revenue consists of royalties paid to contributors, credit card processing fees, image and video review costs, customer service expenses, the infrastructure costs related to maintaining our websites and associated employee compensation, facility costs and other supporting overhead costs. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future as our revenue grows.

Sales and Marketing.  Sales and marketing expenses include third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing expenses also include associated employee compensation, commissions and benefits as well as facility and other supporting overhead costs. We expect sales and marketing expenses to increase in absolute dollars in the foreseeable future as we continue to invest in new customer acquisition.

Research and Development.  Research and development expenses consist of headcount expenses, including salaries, benefits and bonuses for salaried employees and contractors engaged in product management, design, development and testing of our websites and products. Research and development costs also include facility and other supporting overhead costs except for costs that are capitalized for software development projects that have demonstrated technological feasibility. We expense research and development expenses as incurred. We expect research and development expenses to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and enhancing the functionality of our existing products.

General and Administrative.  General and administrative expenses include employee salaries and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology and other administrative personnel. In addition, general and administrative expenses include non-cash stock compensation expense, outside legal and accounting services, facilities costs and other supporting overhead costs. We expect to incur incremental general and administrative expenses to support our growth and to support operating as a public company.

Provision for Income Taxes.  Historically, we filed our income tax return as a New York limited liability company, for federal and state income tax purposes. As a limited liability company, we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, are subject to income tax on their allocated share of our earnings. Historically, we generally made monthly distributions to our members under the terms of the LLC’s operating agreement, and subject to our operating cash needs. As a result of our reorganization on October 5, 2012 from a limited liability company to a Delaware corporation, which occurred prior to the completion of our IPO, our corporate income tax rate increased significantly as we became subject to federal, state and additional city income tax. See Note 15 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

We are subject to taxation on allocable portions of our net income and other taxes based on various methodologies employed by taxing authorities in certain localities.

As we expand our operations outside of the United States, we may become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Our U.S. GAAP income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to goodwill, intangibles, equity-based compensation, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, stock based compensation, accounting for income taxes, goodwill and intangible assets and advertising costs have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

A description of our critical accounting policies that involve significant management judgments appears in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 11, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates filed in our prospectus.

Emerging Growth Company

Section 107 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we are choosing to opt out of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We are in the process of evaluating the benefits of relying on other reduced reporting requirements provided by the JOBS Act.  Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Consolidated Statement of Operations:
Revenue	$42,260	$31,156	$120,459	$85,543
Operating expenses:
Cost of revenue	16,208	11,373	46,312	32,529
Sales and marketing	9,633	8,493	32,760	22,329
Research and development	3,992	2,811	11,062	7,066
General and administrative	3,536	2,539	11,430	6,836

Total operating expenses	33,369	25,216	101,564	68,760
Income from operations	8,891	5,940	18,895	16,783
Interest (expense) income, net	(3)	1	2	8

Income before income taxes	8,888	5,941	18,897	16,791
Provision for income taxes	146	253	374	715

Net income	$8,742	$5,688	$18,523	$16,076

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Consolidated Statement of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	38	37	38	38
Sales and marketing	24	27	27	26
Research and development	9	9	9	8
General and administrative	8	8	10	8

Total operating expenses	79	81	84	80

Income from operations	21	19	16	20
Interest (expense) income, net	0	0	0	0

Income before income taxes	21	19	16	20
Provision for income taxes	0	1	0	1

Net income	21%	18%	16%	19%

Comparison of the Three Months Ended September 30, 2012 and 2011

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$42,260	$31,156	$11,104	36%
Operating expenses:
Cost of revenue	16,208	11,373	4,835	43
Sales and marketing	9,633	8,493	1,140	13
Research and development	3,992	2,811	1,181	42
General and administrative	3,536	2,539	997	39

Total operating expenses	33,369	25,216	8,153	32

Income from operations	8,891	5,940	2,951	50
Interest (expense) income, net	(3)	1	(4)	(400)

Income before income taxes	8,888	5,941	2,947	50
Provision for income taxes	146	253	(107)	(42)

Net income	$8,742	$5,688	$3,054	54%

Revenue

Revenue increased by $11.1 million, or 36%, to $42.3 million in the three months ended September 30, 2012 compared to the same period in 2011. This increase in revenue was primarily attributable to growth in paid downloads and an increase in revenue per download. In the three months ended September 30, 2012 and 2011, respectively, we delivered 18.7 million and 14.8 million paid downloads, and our average revenue per download increased to $2.26 from $2.10. Paid downloads increased primarily due to the acquisition of new customers from our marketing strategies. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. In the three months ended September 30, 2012 compared to the same period in 2011, revenue from North America increased to 36% from 33% while revenue from Europe decreased to 35% from 39% and revenue from the rest of the world increased to 29% from 28%.

Cost and Expenses

Cost of Revenue.  Cost of revenue increased by $4.8 million, or 43%, to $16.2 million in the three months ended September 30, 2012 compared to the same period in 2011. Royalties increased $3.3 million, or 38%, driven by an increase in downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2012 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period. Credit card charges increased by $0.4 million, or 34%, to $1.5 million as a result of an increased card volume in the three months ended September 30, 2012. We anticipate credit card charges increasing for the remainder of 2012 and beyond as credit card transaction volume increases. Employee-related costs increased $0.5 million, or 60%, driven by increased average headcount in customer service, content and website operations to 48 employees in the three months ended September 30, 2012 from 36 employees in the three months ended September 30, 2011 to support increased customer volume and a more robust website infrastructure.

Sales and Marketing.  Sales and marketing expenses increased by $1.1 million, or 13%, to $9.6 million in the three months ended September 30, 2012 compared to the same period in 2011. Advertising expenses, the largest component of our sales and marketing expenses, remained flat as compared to the prior period as constant levels of investment have yielded higher level of returns in the current period. However, we anticipate that our global advertising spend will begin to increase in absolute dollars for the remainder of 2012 and beyond, provided that we are able to acquire customers cost effectively as we further our international expansion. Employee-related expenses increased by $1.1 million, or 75%, driven by increases in sales and marketing average headcount to 63 employees in the three months ended September 30, 2012 from 37 employees in the three months ended September 30, 2011 and increased sales commissions as a result of growing revenue from direct sales.

Research and Development.  Research and development expenses increased by $1.2 million, or 42%, to $4.0 million in the three months ended September 30, 2012 compared to the same period in 2011. Employee-related costs increased by $0.8 million, or 43%, driven by an average headcount increases in product, engineering and quality assurance to 78 employees in the three months ended September 30, 2012 from 56 employees in the three months ended September 30, 2011. The increased headcount costs were driven by an increasing number of research and development initiatives for our websites, including significant and ongoing efforts to improve our search capabilities. We anticipate increases in personnel costs as we continue to innovate and offer new products and features, although we expect the rate of increase will decline as we expand our operations. In addition, consulting costs and software licensing costs increased by $0.2 million primarily due to costs associated with contract developers and additional software licenses related to employee headcount growth.

General and Administrative.  General and administrative expenses increased by $1.0 million, or 39%, to $3.5 million in the three months ended September 30, 2012 compared to the same period in 2011. Employee-related expenses increased by $0.3 million, or 34%, as we increased the average headcount of the finance, legal, human resources, internal information technology and business intelligence personnel to 32 employees in the three months ended September 30, 2012 from 21 employees in the three months ended September 30, 2011 to support the growth in our revenue and the infrastructure necessary to operate as a public company. Professional fees increased by $0.3 million, or 186%, because of additional expenses associated with the preparation of our initial public offering. Non-cash equity-based compensation expense increased by $0.1 million, or 12%, due to the ongoing vesting of a common member’s ownership interest, as more fully described in Note 12 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes.  Income tax expense decreased by $0.1 million, or 42%, to $0.1 million in the three months ended September 30, 2012 compared to the same period in 2011 due to decreased New York City unincorporated business tax resulting from decreased taxable income.

Comparison of the Nine Months Ended September 30, 2012 and 2011

The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$120,459	$85,543	$34,916	41%
Operating expenses:
Cost of revenue	46,312	32,529	13,783	42
Sales and marketing	32,760	22,329	10,431	47
Research and development	11,062	7,066	3,996	57
General and administrative	11,430	6,836	4,594	67

Total operating expenses	101,564	68,760	32,804	48

Income from operations	18,895	16,783	2,112	13
Interest income	2	8	(6)	(75)

Income before income taxes	18,897	16,791	2,106	13
Provision for income taxes	374	715	(341)	(48)

Net income	$18,523	$16,076	$2,447	15%

Revenue

Revenue increased by $34.9 million, or 41%, to $120.5 million in the nine months ended September 30, 2012 compared to the same period in 2011. This increase in revenue was primarily attributable to growth in paid downloads and an increase in revenue per download. In the nine months ended September 30, 2012 and 2011, respectively, we delivered 54.7 million and 42.5 million paid downloads, and our average revenue per download increased to $2.20 from $2.01. Paid downloads increased primarily due to the acquisition of new customers from our marketing strategies. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. In the nine months ended September 30, 2012 compared to the same period in 2011, revenue from North America increased to 36% from 33% while revenue from Europe decreased to 37% from 40% and revenue from the rest of the world remained flat at 27%.

Cost and Expenses

Cost of Revenue.  Cost of revenue increased by $13.8 million, or 42%, to $46.3 million in the nine months ended September 30, 2012 compared to the same period in 2011. Royalties increased $10.2 million, or 43%, driven by an increase in downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2012 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period. Credit card charges increased by $0.4 million, or 9%, as a result of increasing card volume in the nine months ended September 30, 2012 compared to the same period in 2011 combined with a decrease due to significantly lower credit card processing fees per transaction as we switched the majority of our credit card processing to a new vendor in May 2011. We anticipate credit card charges increasing for the remainder of 2012 and beyond as credit card transaction volume increases. Employee-related costs increased $1.2 million, or 57%, driven by increased average headcount in customer service, content and website operations to 43 employees in the nine months ended September 30, 2012 from 34 employees in the nine months ended September 30, 2011 to support increased customer volume and a more robust website infrastructure.

Sales and Marketing.  Sales and marketing expenses increased by $10.4 million, or 47%, to $32.8 million in the nine months ended September 30, 2012 compared to the same period in 2011. Advertising expenses, the largest component of our sales and marketing expenses, accounted for approximately 68% of that increase, as such expenses increased by $7.1 million, or 40% as compared to the prior period, as a result of increased spending on both online and offline advertising, including spending on both search and display advertising globally. We also anticipate that our global advertising spend will continue to increase in absolute dollars for the remainder of 2012 and beyond, provided that we are able to acquire customers cost effectively. Employee-related expenses increased by $2.8 million, or 82%, driven by increases in average sales and marketing headcount to 55 employees in the nine months ended September 30, 2012 from 35 employees in the nine months ended September 30, 2011 and increased sales commissions as a result of growing revenue from direct sales.

Research and Development.  Research and development expenses increased by $4.0 million, or 57%, to $11.1 million in the nine months ended September 30, 2012 compared to the same period in 2011. Employee-related costs increased by $2.6 million, or 52%, driven by average headcount increases in product, engineering and quality assurance to 72 employees in the nine months ended September 30, 2012 from 47 employees in the nine months ended September 30, 2011. The increased average headcount costs were driven by an increasing number of research and development initiatives for our websites, including significant and ongoing efforts to improve our search capabilities. We anticipate increases in personnel costs as we continue to innovate and offer new products and features, although we expect the rate of increase will decline as we expand our operations. In addition, consulting costs and software licensing costs increased by $0.8 million primarily due to costs associated with contract developers and additional software licenses related to employee headcount growth.

General and Administrative.  General and administrative expenses increased by $4.6 million, or 67%, to $11.4 million in the nine months ended September 30, 2012 compared to the same period in 2011. Employee-related expenses increased by $1.0 million, or 36%, as we increased the average headcount of the finance, legal, human resources, internal information technology and business intelligence personnel to 32 employees in the nine months ended September 30, 2012 from 21 employees in the nine months ended September 30, 2011 to support the growth in our revenue and the infrastructure necessary to operate as a public company. We anticipate headcount will increase for the remainder of 2012 and beyond but we expect that the rate of growth will moderate as we expand our operations. Professional fees increased by $1.3 million, or 265%, because of additional expenses associated with our preparation of our initial public offering. Non-cash equity-based compensation expense increased by $1.4 million, or 103%, due to the ongoing vesting of a common member’s ownership interest, as more fully described in Note 12 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes.  Income tax expense decreased by $0.3 million, or 47%, to $0.4 million in the nine months ended September 30, 2012 compared to the same period in 2011 due to decreased New York City unincorporated business tax resulting from decreased taxable income.

Quarterly Trends

Our operating results may fluctuate from quarter to quarter as a result of a variety of factors. Our results may reflect the effects of some seasonal trends in customer behavior. For example, we expect usage to decrease during the fourth quarter of each calendar year due to the year-end holiday vacation season, and to increase in the first quarter of each calendar year as many customers return to work. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues tend to be smoother and less volatile than if we had no subscription-based customers.

In addition, expenditures by customers tend to be discretionary in nature, reflecting overall economic conditions, the economic prospects of specific industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $28.8 million. Since inception, we have financed our operations primarily through cash flow generated from operations. Historically, our principal uses of cash have been funding our operations, capital expenditures and distributions to members. On October 4, 2012, we made a final distribution to members constituting approximately all of the cash generated from the operations of the LLC, since the last distribution to members and any other cash and cash equivalents on hand at the time of the distribution, other than any amounts received under the term loan facility, as described below. Following this final distribution, no additional distributions were made to members of the LLC prior to the Reorganization. Additionally, following the Reorganization, our tax rate and related tax payments have increased significantly as we became subject to federal, state and additional city income tax.

As discussed in greater detail under “Financing Transactions” below, we recently entered into a term loan facility. The borrowings from the term loan facility will be used to fund the short-term capital needs of our operations until we generate additional cash flow from operations following the final distribution to members described above and our IPO.

We plan to finance our operations and capital expenses largely through our operations. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources, both by reducing our revenues and our net income, as a result of reduced sales, reduced prices and increased promotional activities, among other factors, as well as by requiring us to spend cash on advertising and marketing in an effort to maintain or increase market share in the face of such competition. In addition, the advertising and marketing expenses used to maintain market share and support future revenues will be funded from current capital resources or from borrowings or equity financings. As a result, our ability to grow our business relying largely on funds from our operations is sensitive to competitive pressures and other risks relating to our liquidity or capital resources.

Subsequent to the end of our third quarter on September 30, 2012, on October 16, 2012, we completed our IPO of 5,175,000 shares, including 675,000 shares sold as a result of the underwriters’ exercise of their overallotment option, at a price of $17.00 per share. The IPO resulted in net proceeds to the Company from the offering of approximately $81.8 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with the offering of $4.4 million.

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Financing Transactions

On September 21, 2012, we entered into a loan and security agreement with Silicon Valley Bank providing for a $12.0 million term loan facility, which we refer to as the term loan facility. We will use the net proceeds from the term loan facility for working capital and general business purposes.

The term loan facility provides for a term loan of $12.0 million and matures on the earlier of (i) September 21, 2013 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The term loan facility provides for interest on the term loan, at our option, at the prime rate as published in the Wall Street Journal minus 0.75%, or a LIBOR-based rate plus a margin of 2.0%. We selected the one-month LIBOR-based rate and can select a new interest rate option after the month expires. On October 21, 2012, we selected the one-month LIBOR-based rate in connection with the reset of our term loan facility. The newly selected interest rate expires on November 21, 2012 at which time we can select a new interest rate option.

The term loan facility includes financial covenants of a minimum EBITDA determined quarterly, measured on a trailing 12 month basis and a minimum liquidity requirement.

The term loan facility also includes customary negative and affirmative covenants including, among others, limitations on our ability to: (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or other restricted payments; (vi) engage in mergers or consolidations (other than the Reorganization); or (vii) change our business.

Amounts under the term loan facility may become due upon certain events of default including, among others, failure to comply with the term loan facility’s covenants, bankruptcy, default on certain other indebtedness or a change in control. The default rate under the term loan facility is an additional 2.0% per annum over the otherwise applicable rate.

All obligations under the term loan facility are secured by substantially all of our assets, other than our intellectual property.

At September 30, 2012, we were in compliance with the financial covenants and other covenants applicable to us under the term loan facility.

Sources of Funds

We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, including borrowings under our term loan facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Uses of Funds

Capital Expenditures.  Consistent with previous periods, future capital expenditures will focus on acquiring additional servers and network connectivity hardware and software, leasehold improvements and general corporate infrastructure. We anticipate capital expenditures of approximately $1.7 million for the remainder of 2012. See Note 8 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding capital expenditures for the three and nine months ended September 30, 2012 and 2011.

Cash Flows

Operating Activities

Our primary source of cash from operating activities is cash collections from our customers. The majority of our revenues are generated from credit card transactions and are typically settled within one to five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to contributors, vendors and personnel-related expenditures.

In the nine months ended September 30, 2012, net cash provided by operating activities was $32.9 million including net income of $18.5 million and non-cash compensation of $2.8 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $7.8 million, primarily related to an increase in orders for both subscription and On Demand products. Contributor royalties payable increased by $1.5 million due to increasing royalty expenses generated by increased customer download activity.

In the nine months ended September 30, 2011, net cash provided by operating activities was $29.5 million, including net income of $16.1 million and non-cash compensation of $1.4 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $7.9 million, primarily related to an increase in orders for both subscription and On Demand products. Accounts payable and other operating liabilities increased by $3.2 million as trade payables grew in both average size and volume and payroll costs increased due to headcount expansion. Contributor royalties payable increased by $1.2 million due to increasing royalty expenses generated by increased customer download activity. Contributor royalties are generally paid in the following month after being earned.

Investing Activities

Our investing activities have consisted primarily of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements and software and website development costs.

Cash used in investing activities in the nine months ended September 30, 2012 and 2011 was $3.4 million and $2.8 million, respectively, consisting entirely of capital expenditures, primarily for server and office equipment.

Financing Activities

We historically made monthly distributions to our members typically equaling the cash in excess of that required for general working capital. In connection with the Reorganization, these distributions ceased, with the final distribution to members occurring on October 4, 2012. We recently entered into a term loan facility, which will be used to fund our operations from the time of our Reorganization until additional cash flow from operations has been generated. Additionally, during the nine months ended September 30, 2012, we paid $2.5 million primarily related to offering costs which are considered cash used in financing activities. Following the completion of our IPO, we expect that our cash and cash equivalents, cash from operations, including borrowings under our term loan facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In the nine months ended September 30, 2012 and 2011, cash used in financing activities was $14.8 million and $24.8 million, respectively, consisting entirely of distributions to members. The net decrease in cash used in financing activities in the nine months ended September 30, 2012 was due to receipt of a $12 million term loan facility combined with the offering costs of $2.5 million paid during the nine month period ended September 30, 2012.

Contractual Obligations and Commitments

We lease office facilities in New York, New York, under operating lease agreements that expire from 2013 to 2015. Certain lease agreements provide for rental payments that increase on a graduated basis while other lease agreements provide for fixed rental payments over the lease terms. We recognize rent expense on a straight-line basis over the lease periods. We also have various co-location agreements with third-party hosting facilities that expire in 2012 and 2013. We anticipate leasing additional office space and increasing our co-location facilities, consistent with our historical business model. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash.

There have been no material changes in our contractual obligations since our disclosures within our final prospectus filed with the Securities and Exchange Commission on October 11, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

 Item 3:                             Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, including risks related to interest rate fluctuation, foreign currency exchange rate fluctuation and inflation.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is not particularly sensitive to interest rate changes. We determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

In addition, on September 21, 2012, we entered into a loan and security agreement that provides for a $12.0 million term loan facility. The term loan bears interest, at our option, at either the prime rate minus 0.75% or at LIBOR plus 2.00%. As of September 30, 2012, we had $12.0 million in outstanding borrowings under the term loan facility. We do not believe an increase in interest rates of 1 percentage point would have a material effect on interest expense, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Risk

Revenues derived from customers residing outside North America as a percentage of total revenue was approximately 64% and 66% for the nine months ended September 30, 2012 and 2011, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 31% and 35% for the nine months ended September 30, 2012 and 2011, respectively. We have foreign currency risks related to foreign-currency denominated revenues. All amounts owed and paid to our foreign contributors are denominated and paid in U.S. Dollars. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollars, will negatively affect our revenue and other operating results as expressed in U.S. Dollars. Based on our nine months ended September 30, 2012 foreign currency denominated revenue, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue, respectively.

Because we have determined our functional currency to be the U.S. Dollar, we have not experienced material fluctuations in our net income as a result of translation gains or losses. During the nine months ended September 30, 2012 and 2011, our foreign currency transaction gains and losses were immaterial. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

 Item 4:                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

 Item 1.                        Legal Proceedings

Although we are not currently a party to any litigation, from time to time, third parties assert claims against us regarding intellectual property rights, invasion of privacy and matters arising out of the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure that we could incur, we currently believe that the final disposition of such matters will not have a material effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

 Item 1A.               Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the financial and other information contained in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.

Risks Relating to Our Business and Industry

The success of our business depends on our ability to continue to attract customers and contributors to our online marketplace for commercial digital imagery.

The success of our business and our future growth depends significantly on our ability to continue to attract and retain new customers and contributors to our online marketplace for commercial digital imagery. To maintain and increase our revenue, we must regularly add new customers and retain our existing customers. An increase in paying customers has generally attracted more images from contributors, which increases our content selection and in turn attracts additional paying customers. To attract new customers and contributors and retain existing customers and contributors, we rely heavily on the effectiveness of our marketing efforts, the size and content of our image library and the functionality and features of our marketplace. Our marketing efforts may be unsuccessful, our image library may fail to grow as anticipated and new technologies may render the systems and features of our marketplace obsolete, any of which would adversely affect our results of operations and future growth prospects.

Our business depends in large part on repeat customer purchases from both our subscription-based and our On Demand purchase options. If customers reduce or cease their spending with us, or if content contributors reduce or end their participation in our marketplace, our business will be harmed.

The majority of our revenue is derived from customers who have purchased with us in the past. As a result, our future performance largely depends on our ability to motivate our customers to continue to purchase from us. A key factor in creating such an incentive is our ability to provide customers with the images they seek and to refresh and grow our library of digital imagery based on current and future trends. We seek to achieve these goals by attracting new contributors to our marketplace and by retaining our existing contributors. If we are unable to attract new contributors, retain existing contributors or add new imagery to our online marketplace, or if we fail to do so in a timely manner, customers requiring new and up-to-date content may reduce their spending with us. Another key factor in retaining our existing customers is our ability to deliver a user experience that continues to meet customers’ needs, including the quality and accuracy of our search algorithms. If we are unable to maintain or improve upon the user experience that we deliver customers in a way that motivates our customers to continue to purchase from us, our business would be harmed. Furthermore, although historically the gross margins and revenue retention rates from our subscription-based and our On Demand purchase options have been substantially similar, there can be no assurance that this will continue in future periods. To the extent that revenue from our On Demand purchases continues to increase as a percentage of our total revenue, we will become more dependent upon such purchase options.

We operate in a new and rapidly changing market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

The market for commercial digital imagery is a relatively new and rapidly changing market that may not develop as expected. Our business strategy and projections rely on a number of assumptions about the market for commercial digital imagery, including the size and projected growth of the market over the next several years. Some or all of these assumptions may be incorrect. The market for online commercial digital imagery may not develop as we expect or as third party analysts have forecasted or we may fail to address the needs of this market.

The limited history of the market in which we operate makes it difficult to effectively assess our future prospects, and you should consider our business and prospects in light of the risks and difficulties we encounter in this evolving market. These risks and difficulties include our ability to:

•                  attract new customers and retain existing customers;

•                  offer customers the kinds of images they are seeking;

•                  successfully compete with other companies that are currently in, or may in the future enter, the commercial digital imagery marketplace;

•                  protect against the misuse of our imagery;

•                  raise awareness of our online community and brand name;

•                  successfully expand our business;

•                  develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features and services; and

•                  avoid interruptions or disruptions in our services.

We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. We cannot accurately predict whether our products and services will achieve significant acceptance by potential customers in significantly larger numbers than at present. You should therefore not rely on our historic growth rates as an indication of future growth.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

The commercial digital imagery industry is intensely competitive. Competition may result in loss of market share, pricing pressures or reduced profit margins, any of which could substantially harm our business and results of operations. We compete with a wide array of companies, from significant media companies to individual imagery creators, to provide commercial digital imagery to users of such imagery. These competitors include:

•                  other online marketplaces for imagery such as iStockphoto, Fotolia and Dreamstime;

•                  traditional stock content providers such as Getty Images and Corbis Corporation;

•                  specialized visual content companies that are established in local, content or product-specific market segments such as Reuters Group PLC, the Associated Press and Thought Equity Motion;

•                  websites focused on image search and discovery such as Google Images;

•                  websites for image hosting, art and related products such as Flickr;

•                  social networking and social media services such as Facebook; and

•                  commissioned photographers and photography agencies.

We believe that the principal competitive factors in the commercial digital imagery industry are: brand awareness; company reputation; the quality, relevance and diversity of images; the ability to source new imagery; the licensability of images and the degree to which image users are protected from legal risk; the effective use of current and emerging technology; the accessibility of imagery, distribution capability, and speed and ease of search and fulfillment; customer service; and the global nature of a company’s interfaces and marketing efforts, including local languages, currencies, and payment methods. In addition, demand for our services is sensitive to price. Many external factors, including our technology and personnel costs and our competitors’ pricing and marketing strategies, could significantly impact our pricing strategies. If we fail to meet our customers’ price expectations, we could lose customers. A drop in our prices without a corresponding increase in volume would negatively impact our revenues.

Some of our existing and potential competitors have or may obtain significantly greater financial, marketing or other resources or greater brand awareness than we have. Some of these competitors may be able to respond more quickly to new or expanding technology and devote more resources to product development, marketing or content acquisition than we can. If competitors offer higher royalties, easier contribution workflows, less selective vetting processes or convince contributors to distribute their content on an exclusive basis, contributors may choose to stop distributing new content with us or remove their existing content from our library. Competitors may also seek to develop new products, technologies or capabilities that could render obsolete or less competitive many of the products, services and content types that we offer. If we are unable to compete successfully against our competitors, our growth prospects and results of operations may be adversely affected.

New competitors could enter our market and we may be unsuccessful in competing with these new entrants.

New competitors may enter our market, particularly if technological advances or other market dynamics make creating, sourcing, archiving, indexing, reviewing, searching or delivering commercial digital images easier or more affordable. While we believe that there are obstacles to creating a meaningful network effect between customers and contributors, the barriers to creating a website that allows for the sale of digital content are low, which could result in greater competition. Our contributors, for example, may freely offer the images they provide to us to our competitors and may remove their images at any time. New entrants may raise significant amounts of capital and they may choose to prioritize increasing their market share and brand awareness over profitability, including, for example, by offering higher royalties for exclusivity. Additionally, larger, more established and better capitalized entities may acquire, invest in or partner with our competitors or leverage their own image-related competencies to enter our market. If we are unable to compete successfully against new entrants, our growth prospects and results of operations may be adversely affected.

We may not be able to prevent the misuse of our imagery and we may be subject to infringement claims.

We rely on intellectual property laws and contractual restrictions to protect our rights and the imagery in our library. Certain countries are very lax in enforcing intellectual property laws. Litigation in those countries will likely be costly and ineffective. Consequently, these intellectual property laws afford us only limited protection. Unauthorized parties have attempted, and may attempt, to improperly use our licensed digital imagery. We cannot guarantee that we will be able to prevent the unauthorized use of our digital imagery or that we will be successful in stopping such use once it is detected.

We have been subject to a variety of third-party infringement claims in the past and will likely be subject to similar claims in the future. We license all of our digital imagery from photographers, illustrators and videographers, and, although we have staff committed to reviewing each image that we accept into our library, we cannot guarantee that each contributor holds the rights or releases he or she claims or that such rights and releases are adequate. As a result, we may be subject to infringement claims or other claims by third parties. Furthermore, we offer our customers indemnification of up to $10,000 for legal costs and direct damages arising from the use of an image or video footage licensed through us. We also offer some of our customers custom contracts that either provide for larger indemnification amounts or unlimited indemnification. However, our contractual maximum liability may not be enforceable in all jurisdictions. We maintain insurance policies to cover potential intellectual property disputes. Since 2009, we have received approximately 30 customer claims for indemnification. Following investigation of such claims, less than one-third resulted in our making a cash payment to settle such claims. Aggregate amounts paid to date to settle customer indemnification claims have not been material. Although we have insurance to cover indemnification claims, and although, to date, these claims have not resulted in any material liability to us, we have incurred, and will continue to incur, expenses related to such claims and related settlements, which may increase over time.

If a third-party infringement claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against all losses. Any claims against us, regardless of their merit, could severely harm our financial condition and reputation, strain our management and financial resources, and adversely affect our business.

Assertions by third parties of infringement or other violations by us of intellectual property rights could result in significant costs and substantially harm our business and operating results.

Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights or rights related to their use of technology. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties may in the future assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot assure you that we are not infringing or violating any third-party intellectual property rights or rights related to use of technology.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation or other claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using content that is alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our technology; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

Unless we increase market awareness of our company and our services, our revenue may not continue to grow.

We believe that our ability to attract and retain new customers and contributors depends in large part on our ability to increase our brand awareness within our industry. In order to increase the number of our customers and contributors, we may be required to expend greater resources on advertising, marketing, and other brand-building efforts to preserve and enhance customer and contributor awareness of our brand. Currently, a significant portion of our marketing spending consists of search engine marketing, which exposes us to risk in the event that one or more large search engines were to reconfigure their algorithms in such a way that would result in less business for us.

Our marketing campaigns or other efforts to increase our brand awareness may not succeed in bringing new visitors to our online marketplace or converting such visitors to paying customers or contributors and may not be cost-effective. Our brand may be impaired by a number of other factors, including disruptions in service due to technology issues, data privacy and security issues, and exploitation of our trademarks and other intellectual property by others without our permission.

We have experienced rapid growth in recent periods. If we fail to effectively manage our growth, our business and operating results may suffer.

We have experienced, and expect to continue to experience, significant growth, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources. Continued growth could also strain our ability to maintain reliable operation of our online marketplaces for our customers and contributors, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable management resources. If we fail to allocate limited resources effectively in our organization as it grows, our business, operating results and financial condition will suffer.

One of our strategic goals is to generate a larger percentage of our revenue from larger companies, which may place greater demands on us in terms of increased service, indemnification or working capital requirements, any of which could increase our costs or substantially harm our business and operating results.

One of our strategic goals is to increase the percentage of our revenues that come from larger companies, in addition to the small and medium-size companies from whom we have generated the majority of our revenue historically. In order to win the business of larger companies, we may face greater demands in terms of increased service requirements, greater indemnification requirements, greater pricing pressure, and greater working capital to accommodate the larger receivables and collections issues that are likely to occur as a result of being paid on credit terms. If we are unable to adequately address those demands, it may affect our ability to grow our business in this segment, which may adversely affect our results of operations and future growth. If we address those demands in a way that expands our risk of infringement claims, significantly increases our operating costs, reduces our ability to maintain or increase pricing, or increases our working capital requirements, our business, operating results and financial condition may suffer.

Continuing expansion into international markets is important for our growth, and as we continue to expand internationally, we face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs or otherwise limit our growth.

Continuing to expand our business to attract customers and contributors in countries other than the United States is a critical element of our business strategy. In 2011, approximately 66% of our revenue was derived from customers located outside of North America. While a significant portion of our customers reside outside of the United States, we have a limited operating history as a company outside the United States. We expect to continue to devote significant resources to international expansion through establishing additional offices, hiring additional overseas personnel and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our library and user experience for foreign markets. Our ability to expand our business and to attract talented employees, and customers and contributors in an increasing number of international markets requires considerable management attention and customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

•                  modifying our technology and marketing our offerings for customers and contributors beyond the 10 languages we currently offer;

•                  localizing our content to foreign customers’ preferences and customs;

•                  legal, political or systemic restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control (OFAC) on the ability of U.S. companies to do business in certain specified foreign countries or with certain specified organizations and individuals;

•                  compliance with foreign laws and regulations, including disclosure requirements, privacy laws, rights of publicity, technology laws and laws relating to content;

•                  protecting and enforcing our intellectual property rights;

•                  recruiting and retaining talented and capable management and employees in foreign countries;

•                  potential adverse foreign tax consequences;

•                  strains on our financial and other systems to properly administer VAT, withholdings and other taxes;

•                  currency exchange fluctuations;

•                  remedying the material weakness in our internal control over financial reporting relating to tax compliance; and

•                  higher costs associated with doing business internationally.

These risks may make it impossible or prohibitively expensive to expand to new international markets, or delay entry into such markets, which may affect our ability to grow our business.

As a result of our Reorganization, we are subject to entity-level taxation, which will result in significantly greater income tax expense than we have incurred historically.

Prior to our Reorganization, we operated as a New York limited liability company. As a limited liability company, we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, were subject to income tax on their allocated share of our earnings. On October 5, 2012, we reorganized as a Delaware corporation. Consequently, on a going-forward basis, we will be subject to entity-level taxation even though historically Shutterstock Images LLC did not pay U.S. federal or state income taxes. As a result, our corporate income tax rate will increase significantly as we are now subject to federal, state and additional city income taxes.

Our operations may expose us to greater than anticipated income tax liabilities, which could harm our financial condition and results of operations.

We plan to structure our activities in a manner so as to minimize our tax liabilities. However, we have operations in various taxing jurisdictions in the United States and foreign countries, and there is a risk that our tax liabilities in one or more jurisdictions could be more than reported relative to prior taxable periods and more than anticipated relative to future taxable periods.

In addition, the determination of our worldwide provision for income taxes, tax withholdings and other tax liabilities requires significant judgment and there are many transactions and calculations for which the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, our ultimate tax liability may differ from the amounts recorded in our financial statements and may materially adversely affect our financial results in the period or periods for which such determination is made. We have created reserves with respect to such tax liabilities where we believe it to be appropriate. However, there can be no assurance that our ultimate tax liability will not exceed the reserves that we have created.

Furthermore, the current administration of the U.S. federal government has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed changes to U.S. tax laws. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as other changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to the large and expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

We currently have a material weakness in our internal control over financial reporting relating to compliance with certain tax regulations, that, if not properly remediated, could impair our ability to comply with the accounting and reporting requirements applicable to public companies.

In connection with the audit of our financial statements as of and for the year ended December 31, 2011, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting with respect to our tax compliance process. Specifically, it was determined that we did not have adequate procedures and controls to appropriately comply with, and account for, certain non-income tax regulations. These non-income tax issues related to underpayment of international consumption tax, sales and use tax and royalty withholdings compliance. A material weakness is defined as a significant deficiency, or a combination of significant deficiencies, that results in a reasonable possibility that a material misstatement of our financial statements will not be prevented by our internal control over financial reporting. A significant deficiency means a control deficiency, or a combination of control deficiencies, that adversely affects our ability to initiate, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected by our internal control over financial reporting.

We are working to remediate the material weakness. We have begun taking numerous steps and plan to take additional steps to remediate the underlying causes of the material weakness, primarily through a search for a tax specialist and updating our systems in order to collect the necessary data and taxes to comply with our required tax compliance processes. We intend to hire a tax specialist with the appropriate knowledge and ability to fulfill our obligations to comply with the accounting and reporting requirements applicable to public companies. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. If we are unable to successfully remediate this material weakness, it could harm our operating results, cause us to fail to meet our SEC reporting obligations or applicable stock exchange listing requirements on a timely basis, cause our stock price to be adversely affected or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements.

Our operations may expose us to greater than anticipated sales and transaction tax liabilities, including VAT, which could harm our financial condition and results of operations.

We may have exposure to sales or other transaction taxes (including VAT) on our past and future transactions. A successful assertion by any state or local jurisdiction or country that we failed to pay such sales or other transaction taxes, or the imposition of new laws requiring the payment of such taxes, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage customers from purchasing images from us, or otherwise substantially harm our business and results of operations. We currently have a material weakness in our internal control over financial reporting relating to compliance with certain tax regulations that, if not properly remediated, could impair our ability to comply with the accounting and reporting requirements applicable to public companies.”

If we do not respond to technological changes or upgrade our website and technology systems, our growth prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality and features of our websites in addition to our infrastructure. Although we currently do not have specific plans for any infrastructure upgrades that would require significant capital investment outside of the normal course of business, in the future we will need to improve and upgrade our technology, database systems and network infrastructure in order to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. Furthermore, in order to continue to attract and retain new customers, we are likely to incur expenses in connection with continuously updating and improving our user interface and experience. We may face significant delays in introducing new services, products and enhancements. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete or less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

Technological interruptions that impair access to our websites or the efficiency of our marketplace would damage our reputation and brand and adversely affect our results of operations.

The satisfactory performance, reliability and availability of our websites and our network infrastructure are critical to our reputation, our ability to attract and retain both customers and contributors to our online marketplace and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We may experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors, data corruption or an overwhelming number of visitors trying to reach our websites during periods of strong demand. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate two data centers in an active/standby configuration for geographic and vendor redundancy and even though we maintain a third disaster recovery facility to back up our content library, a system disruption at the active data center could result in a noticeable disruption to our websites until all website traffic is redirected to the standby data center. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could therefore result in a loss of revenue. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. In addition, we have entered into service level agreements with some of our larger customers. Technological interruptions could result in a breach of such agreements and subject us to considerable penalties.

Failure to protect our intellectual property could substantially harm our business and operating results.

The success of our business depends on our ability to protect and enforce our patents, trade secrets, trademarks, copyright and all of our other intellectual property rights, including our intellectual property rights underlying our online marketplace and search algorithms. We attempt to protect our intellectual property under trade secret, trademark, copyright and patent law, and through a combination of employee and third-party nondisclosure agreements, other contractual restrictions, and other methods. These afford only limited protection. Despite our efforts to protect our intellectual property rights and trade secrets, unauthorized parties may attempt to copy aspects of our intellectual property and use our trade secrets and other confidential information. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective. To the extent these unauthorized parties, which may include our competitors, are successful in copying aspects of our search algorithms and our trade secrets, our business could be harmed.

We have registered “Shutterstock,” “Bigstock” and other marks as trademarks in the United States. Nevertheless, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Shutterstock or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

We currently own the www.shutterstock.com internet domain name and various other related domain names. Domain names are generally regulated by internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our products within that country or to elect not to sell products in that country. Either result could harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we conduct business or in which we may conduct business in the future.

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce or determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Failure to obtain or maintain trade secret protection, or our competitors’ acquisition of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and foreign countries may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Furthermore, the monitoring and protection of our intellectual property rights may become more difficult, costly and time consuming as we continue to expand internationally, particularly in those markets, such as China and certain other developing countries in Asia, in which legal protection of intellectual property rights is less robust than in the United States and in Europe. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results.

Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software, which may restrict how we use or distribute our services or require that we publicly release certain portions of our source code.

Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software. Such “open source” software may be subject to third party licenses that impose restrictions on our software and services. Examples of “open source” licenses include the GNU General Public License and GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software engineers to design our proprietary technologies, and we do not exercise complete control over the development efforts of our engineers. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

Our operating results may fluctuate, which could cause our results to fall short of expectations and our stock price to decline.

Our revenue and operating results could vary significantly from quarter to quarter and year to year due to a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

•                  our ability to retain our current customers and to attract new customers and contributors;

•                  our ability to provide new and relevant imagery to our customers;

•                  our ability to effectively manage our growth;

•                  the effects of increased competition on our business;

•                  our ability to keep pace with changes in technology or our competitors;

•                  changes in our pricing policies or the pricing policies of our competitors;

•                  interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation and brand;

•                  costs associated with defending any litigation or other claims, including those related to our indemnification of our customers;

•                  our ability to pursue, and the timing of, entry into new geographies or markets and, if pursued, our management of this expansion;

•                  the impact of general economic conditions on our revenue and expenses;

•                  seasonality;

•                  changes in government regulation affecting our business; and

•                  costs related to potential acquisitions of technology or businesses.

Because of these risks and others, it is possible that our future results may be below our expectations and the expectations of analysts and investors. In such an event, the price of our common stock may decline significantly.

Our failure to protect the confidential information of our customers and our networks against security breaches and the risks associated with credit card fraud could expose us to liability, protracted and costly litigation and damage our reputation.

We collect limited confidential information in connection with registering customers and contributors and other marketplace-related processes on our websites and, in particular, in connection with processing and remitting payments to and from our customers and contributors. Although we maintain security features on our websites, our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our websites. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of the confidential information that we process for our customers, and such technology may fail to function properly or may be compromised or breached. Additionally, as described above, we use third-party co-location and cloud service vendors for our data centers and application hosting, and their security measures may not prevent security breaches and other disruptions that may jeopardize the security of information stored in and transmitted through their systems. A party that is able to circumvent our security measures could misappropriate proprietary information, cause interruption in our operations, damage or misuse our websites, distribute or delete content owned by our contributors, and misuse the information that they misappropriate. Additionally, our systems may be breached by third parties without our being aware that our systems or data have been compromised. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. In addition, a significant cyber security breach could result in payment networks prohibiting us from processing transactions on their networks. Security and fraud-related issues are likely to become more challenging as we expand our operations.

Furthermore, some of the software and services that we use to operate our business, including our internal email and customer relationship management software, are hosted by third parties. If these services were to be interrupted or were to cause us to lose control of confidential information, our business operations could be disrupted and we could be exposed to liability and costly litigation.

Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud.

If any compromise of our security were to occur, we may lose customers and our reputation, business, financial condition and operating results could be harmed. Any compromise of security may result in us being out of compliance with U.S. federal and state, and international laws and we may be subject to lawsuits, fines, criminal penalties, statutory damages, and other costs. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state, or international privacy or consumer protection-related laws and regulations, could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity, and adversely affect our results of operations. In addition, our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

Government regulation of the internet, both in the United States and abroad, is evolving and unfavorable changes could have a negative impact on our business.

The adoption, modification or interpretation of laws or regulations relating to the internet or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the internet. Such laws and regulations may cover automatic contract or subscription renewal, credit card processing procedures, sales and other procedures, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, broadband residential internet access and the characteristics and quality of services. In certain countries, such as those in Europe, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the internet and ecommerce as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. Those laws that do reference the internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. For example, the Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect user information from minors. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers or otherwise alter our business model. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

We currently operate in more than 150 countries. The privacy, data protection, censorship and liability standards and regulations, and different intellectual property laws that apply in each of those foreign countries, may be different than those that apply to companies operating solely within the United States. To the extent that we are not in compliance with applicable local laws and regulations, our business may be harmed.

Expansion of our operations into additional content categories may subject us to additional business, legal, financial and competitive risks.

Currently, our operations are focused in significant part on digital still images. Further expansion of our operations and our marketplace into video footage or additional content categories involves numerous risks and challenges, including increased capital requirements, potential new competitors and the need to develop new contributor and strategic relationships. Growth into additional content areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such content to offset the costs of acquiring such content.

The impact of worldwide economic conditions, including effects on advertising and marketing budgets, may adversely affect our business and operating results.

Our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy stagnates, companies may reduce their spending on advertising and marketing, and thus the use of our online marketplace. This could have a serious adverse impact on our business. To the extent that overall economic conditions reduce spending on advertising and marketing activities, our ability to retain current and obtain new customers could be hindered, which could reduce our revenue and negatively impact our business.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.

We are party to a loan and security agreement relating to our term loan facility with Silicon Valley Bank. The term loan made under this loan and security agreement is secured by substantially all of our assets, not including our intellectual property. Our loan and security agreement restricts our ability to:

•                  incur additional indebtedness, other than in certain specified cases;

•                  create subordinated indebtedness, other than under certain specified conditions;

•                  create liens on our assets, other than in certain specified cases;

•                  enter into transactions with affiliates, other than ordinary course, arm’s length transactions;

•                  make investments or distributions, other than in certain specified cases (including the distribution paid to our members prior to completion of our initial public offering);

•                  sell assets, other than in certain specified cases;

•                  make material changes in our business or management;

•                  pay dividends, other than dividends paid solely in shares of our common stock, or make distributions on and, in certain cases, repurchase our stock; or

•                  consolidate or merge with other entities, other than the contemplated Reorganization.

In addition, the loan and security agreement provides that we satisfy certain financial covenants including minimum earnings and liquidity requirements. The operating and financial restrictions and covenants in the loan and security agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under both facilities to become immediately due and payable and terminate all commitments to extend further credit.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively affect our ability to continue as a going concern.

The loss of key personnel, an inability to attract and retain additional personnel or difficulties in the integration of new members of our management team into our company could affect our ability to successfully grow our business.

Our future success will depend upon our ability to identify, attract, retain and motivate highly skilled technical, managerial, product development, marketing, content operations and customer service employees. Competition for qualified personnel is intense in our industry. We cannot guarantee that we will be successful in our efforts to attract such personnel.

We are highly dependent on the continued service and performance of our senior management team, as well as key technical and marketing personnel. Our inability to find suitable replacements for any of the members of our senior management team and our key technical and marketing personnel, should they leave our employ, would adversely impair our ability to implement our business strategy and could have a material adverse effect on our business and results of operations. Several members of our senior management team joined us in 2010 and 2011. These individuals are currently becoming integrated with the rest of our team. We believe the successful integration of our management team is critical to managing our operations effectively and to supporting our growth.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business.

We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes a focus on execution. We have invested substantial time, energy and resources in building a highly collaborative team that works together effectively in a non-hierarchical environment designed to promote openness, honesty, mutual respect and pursuit of common goals. As we develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

If we do not successfully integrate past or potential future acquisitions, our business could be adversely impacted.

We have in the past pursued, and we may in the future pursue, acquisitions that are complementary to our existing business and that may expand our employee base and the breadth of our offerings. Future acquisitions or investments could result in potential dilutive issuances of equity securities, use of significant cash balances or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits.

Integration of a new company’s operations, assets and personnel into ours will require significant attention from our management. The diversion of our management’s attention away from our business and any difficulties encountered in the integration process could harm our ability to manage our business. Future acquisitions will also expose us to potential risks, including risks associated with any acquired liabilities, the integration of new operations, technologies and personnel, unforeseen or hidden liabilities, information security vulnerabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, customers, contributors and other suppliers as a result of integration of new businesses.

We may need to raise additional capital in the future and may be unable to do so on acceptable terms or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or functions of our online marketplace, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We are subject to payments-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our financial condition and results of operations.

We accept payments using a variety of methods, including credit cards and debit cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies became unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments.

We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our operations.

We are exposed to fluctuations in currency exchange rates, which could adversely affect our results.

Because we conduct a growing portion of our business outside of the United States but report our financial results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates. Our foreign operations are exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income. Similarly, if the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations.

We have foreign currency risks related to foreign-currency denominated revenues. All amounts owed and paid to our foreign contributors are denominated and paid in U.S. Dollars. In general, we are a net receiver of currencies other than the U.S. Dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, will negatively affect our revenue and other operating results as expressed in U.S. Dollars.

Because we have determined our functional currency to be the U.S. Dollar, we have not experienced material fluctuations in our net income as a result of translation gains or losses. During 2009, 2010 and 2011, our foreign currency transaction gains and losses were immaterial. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

We depend on the continued growth of online commerce and the continued adoption of digital imagery. If these trends do not continue, our growth prospects and results of operations could be adversely impacted.

The business of selling goods and services over the internet is dynamic and relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the internet as a medium of commerce. In countries such as the U.S. and the United Kingdom, where our services and online commerce generally have been available for some time and the level of market penetration of our services is higher than in other countries, acquiring new customers may be more difficult and costly than it has been in the past. In order to customers who historically have used traditional means of commerce to purchase goods and services. If these target customers prove to be less active than our earlier customers our business could be adversely impacted.

In addition, our growth is highly dependent upon the continued demand for imagery. The commercial digital imagery market is rapidly evolving, characterized by changing technologies, intense price competition, introduction of new competitors, evolving industry standards, frequent new service announcements and changing consumer demands and behaviors. To the extent that demand for imagery does not continue to grow as expected, our revenue growth will suffer.

Our business depends on the development and maintenance of the internet infrastructure. If the internet infrastructure experiences outages or delays our business could be adversely impacted.

The success of our services will depend largely on the development and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as the timely development of complementary products, for providing reliable internet access and services. The internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic. The internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements or problems caused by viruses, worms, malware and similar programs may harm the performance of the internet. The backbone network of the internet has been the target of such programs. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of internet usage generally as well as the level of usage of our services, which could adversely impact our business.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as terrorism or computer viruses.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our principal executive offices are located in New York City, a region that has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have disaster recovery capabilities, there can be no assurance that we will not suffer from business interruption as a result of any such events. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our customers and contributors, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and contributors and increased maintenance costs, which would adversely affect our operating results and financial condition.

Risks Related to Ownership of Our Common Stock

Our share price may be volatile.

The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, both within and outside of our control, including, but not limited to, the following:

•                  changes in projected operational and financial results;

•                  issuance of new or updated research or reports by securities analysts;

•                  the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•                  fluctuations in the valuation of companies perceived by investors to be comparable to us;

•                  fluctuations in the trading volume of our shares, or the size of our public float; and

•                  general economic and market conditions.

Furthermore, the stock market has experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, certain companies that have experienced volatility in the market price of their common stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Future sales of our common stock in the public market could cause our share price to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

As of November 16, 2012, we had 33,513,281 shares of common stock, of which 28,338,281 are subject to restrictions on resale as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after October 10, 2012 the date of our final prospectus filed with the SEC pursuant to Rule 424(b), subject to certain extensions.  Immediately after the lock-up termination date of April 9, 2013 with respect to our initial public offering, all shares of our common stock will be freely transferable without restriction or registration under the Securities Act of 1933, as amended, except for shares held by our “affiliates,” which remain subject to the restrictions in Rule 144 under the Securities Act, and except for shares of restricted stock held by Mr. Semmelbauer.

Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc. may, at their discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

The holders of 28,338,281 shares of common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. We filed a registration statement on Form S-8 under the Securities Act covering all of the shares of common stock subject to outstanding VAR grants, as well as options and shares reserved for future issuance, under our 2012 Omnibus Equity Incentive Plan and our 2012 Employee Stock Purchase Plan. Once we register these shares, they can be freely sold in the public market upon issuance and vesting, subject to the lock-up agreements contained in the terms of the award agreements delivered under such plans, or unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act.

We may also issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Jonathan Oringer, our founder, and other significant investors control approximately 75.9% of our outstanding shares of common stock, and this concentration of ownership may have an effect on transactions that are otherwise favorable to our shareholders.

As of November 16, 2012, Jonathan Oringer, our founder and largest stockholder, beneficially owns approximately 55.2% of our outstanding shares of common stock. In addition, certain funds affiliated with Insight Venture Partners, or Insight, beneficially own approximately 20.7% of our outstanding shares of common stock. As a result, Mr. Oringer and Insight collectively control the outcome of matters submitted to our stockholders for approval, including the election of directors. This concentration of ownership may also delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders.

We have incurred and will continue to incur increased costs and our management will face increased demands as a result of operating as a public company.

We have incurred and will continue to incur significant legal, accounting and other expenses as a result of becoming a public company. In addition, our administrative staff has performed and will continue to be required to perform additional tasks. For example, as a public company, we will need to adopt additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission, or the SEC, and the stock exchanges are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We will continue to incur substantially higher costs to obtain directors’ and officers’ insurance as a result of becoming a public company. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable, timely financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2013. The process of implementing our internal controls and complying with

Section 404 will be expensive and time-consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company,” as described above. At such time that an attestation is required, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions that:

•                  authorize blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•                  limit the liability of, and provide indemnification to, our directors and officers;

•                  limit the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•                  require advance notice of stockholder proposals and the nomination of candidates for election to our board of directors;

•                  establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•                  require that directors only be removed from office for cause; and

•                  limit the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our board of directors then in office.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without the prior approval of our board of directors or the holders of substantially all of our outstanding common stock.

These provisions of our charter documents and Delaware law, alone or together, could delay or deter hostile takeovers and changes in control or changes in our management. Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

For more information about unregistered sales of equity securities and use of proceeds, please refer to our final prospectus filed with the SEC pursuant to Rule 424(b) on October 11, 2012.

(a) Sales of Unregistered Securities

On October 5, 2012, we reorganized from Shutterstock Images LLC, a New York limited liability company, or the LLC, to Shutterstock, Inc., a Delaware corporation, by way of a merger of the LLC with and into Shutterstock, Inc.  In this “Reorganization,” the membership interests in the LLC, including any interests that vested upon the Reorganization, were exchanged for an aggregate of 28,338,281 shares of our common stock. No additional consideration was paid for such shares. The issuance of shares of our common stock pursuant to the Reorganization was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of common stock issued pursuant to the Reorganization are subject to restrictions on resale as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after October 10, 2012, the date of our final prospectus filed with the SEC pursuant to Rule 424(b), subject to certain extensions. All recipients had adequate access, through their relationships with us or otherwise, to information about us.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On October 16, 2012, we closed our IPO, in which we sold 5,175,000 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was approximately $88.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-181376), which was declared effective by the SEC on October 10, 2012. The offering commenced as of October 10, 2012 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Jefferies & Company, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C. acted as the underwriters. We raised approximately $81.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.2 million, and before deducting total estimated expenses in connection with the offering of $4.4 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. We invested the funds received in registered money market funds. There has been no material change in the planned use of proceeds from the Company’s IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 11, 2012.

 Item 3.                        Defaults Upon Senior Securities

Not applicable.

 Item 4.                              Mine Safety Disclosures

Not applicable.

 Item 5.                        Other Information

Not applicable.

 Item 6.                        Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: November 20, 2012	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: November 20, 2012	By:	/s/ Timothy E. Bixby
Timothy E. Bixby
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Exhibit	Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012

2.1	Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012

4.1	Registration Rights Agreement, dated as of October 5, 2012, between the Registrant and the investors listed on Schedule 1 thereto.	S-1/A	333-181376	4.2	October 5, 2012

10.1 §	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012

10.2 §	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	S-1/A	333-181376	10.2	September 27, 2012

10.3 §	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3	June 29, 2012

10.4 §	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012

10.5(a) §	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012

10.5(b) §	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012

10.6(a) §	Employment Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated March 21, 2010.	S-1/A	333-181376	10.9(a)	September 27, 2012

10.6(b) §	Severance and Change in Control Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated September 24, 2012.	S-1/A	333-181376	10.9(b)	September 27, 2012

10.6(c)+§	Restricted Stock Agreement between the Registrant and Thilo Semmelbauer dated October 5, 2012.

10.7(a) §	Employment Agreement between Shutterstock Images LLC and Timothy E. Bixby dated May 16, 2011.	S-1/A	333-181376	10.10(a)	September 27, 2012

10.7(b) §	Severance and Change in Control Agreement between Shutterstock Images LLC and Timothy E. Bixby dated September 24, 2012.	S-1/A	333-181376	10.10(b)	September 27, 2012

10.8(a) §	Employment Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(a)	September 27, 2012

10.8(b) §	Severance and Change in Control Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(b)	September 27, 2012

10.9	Loan and Security Agreement between Silicon Valley Bank and Shutterstock Images LLC dated September 21, 2012.	S-1/A	333-181376	10.12	September 27, 2012

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*#	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+                 Filed herewith.

*                 Furnished herewith.

§                 Management contract or compensatory plan or arrangement.

#                 These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

**          XBRL information to be filed by amendment.