Form 10-Q/A
period 2012-09-30
Shutterstock, Inc.
filed 2012-12-19
CIK 1549346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35669

SHUTTERSTOCK, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0812659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 16, 2012
Common Stock, $0.01 par value per share	33,513,281

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Shutterstock, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to file an Amended and Restated Exhibit 10.6(c).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q/A, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: December 19, 2012	By:	/s/ Jonathan Oringer
	Name:	Jonathan Oringer
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: December 19, 2012	By:	/s/ Timothy E. Bixby
	Name:	Timothy E. Bixby
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT  INDEX

Exhibit	Exhibit	Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1**	Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012

2.2**	Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012

3.1**	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012

3.2**	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012

4.1**	Registration Rights Agreement, dated as of October 5, 2012, between the Registrant and the investors listed on Schedule 1 thereto.	S-1/A	333-181376	4.2	October 5, 2012

10.1** §	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012

10.2** §	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	S-1/A	333-181376	10.2	September 27, 2012

10.3** §	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3	June 29, 2012

10.4** §	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012

10.5(a)** §	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012

10.5(b)** §	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012

10.6(a)** §	Employment Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated March 21, 2010.	S-1/A	333-181376	10.9(a)	September 27, 2012

10.6(b)** §	Severance and Change in Control Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated September 24, 2012.	S-1/A	333-181376	10.9(b)	September 27, 2012

10.6(c)+§	Amended and Restated Restricted Stock Agreement between the Registrant and Thilo Semmelbauer effective as of October 5, 2012.

10.7(a)** §	Employment Agreement between Shutterstock Images LLC and Timothy E. Bixby dated May 16, 2011.	S-1/A	333-181376	10.10(a)	September 27, 2012

10.7(b)** §	Severance and Change in Control Agreement between Shutterstock Images LLC and Timothy E. Bixby dated September 24, 2012.	S-1/A	333-181376	10.10(b)	September 27, 2012

10.8(a)** §	Employment Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(a)	September 27, 2012

10.8(b)** §	Severance and Change in Control Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(b)	September 27, 2012

10.9**	Loan and Security Agreement between Silicon Valley Bank and Shutterstock Images LLC dated September 21, 2012.	S-1/A	333-181376	10.12	September 27, 2012

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-35669	31.1	November 20, 2012

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-35669	31.2	November 20, 2012

32.1**#	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35669	32.1	November 20, 2012

32.2**#	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35669	32.2	November 20, 2012

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

+                 Filed herewith.

†                 Furnished herewith.

*                 XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

**          These exhibits were previously included or incorporated by reference in Shutterstock, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 20, 2012.

§                 Management contract or compensatory plan or arrangement.

#                 These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.