Form 10-K
period 2012-12-31
Shutterstock, Inc.
filed 2013-03-01
CIK 1549346

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35669

Shutterstock, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0812659 (I.R.S. Employer Identification No.)
60 Broad Street, 30th Floor New York, New York (Address of principal executive offices)	10004 (Zip code)

(646) 419-4452
Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not publicly traded. Based on the closing price of the registrant's common stock on October 16, 2012, the closing date of the registrant's initial public offering, the aggregate market value of its shares held by non-affiliates on that date was approximately $173,673,539. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeded 10% outstanding at October 16, 2012. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

          On February 26, 2013, 33,517,031 shares of the registrant's common stock were outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2013, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Form 10-K
For the Fiscal Year Ended December 31, 2012

PART I

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, particularly in the discussions under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features, products or services, or management strategies) based on our management's current beliefs and assumptions. You can identify these forward-looking statements by words such as "may," "will," "would," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "plan" and other similar expressions. However, not all forward-looking statements contain these words. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption "Risk Factors" of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

        In addition, some of the industry and market data contained in this Annual Report on Form 10-K are based on data collected by third parties, including IDC, BIA/Kelsey, Cisco, IBISWorld, Netcraft, comScore and MagnaGlobal, as well as a report commissioned by us and prepared by L.E.K. Consulting LLC. This information involves a number of assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms "Shutterstock," "the Company," "we," "our" and "us" refer to Shutterstock, Inc. and its subsidiaries including, for the period prior to October 5, 2012, Shutterstock Images LLC. "Shutterstock," "Bigstock" and "Big Stock Photo" are registered trademarks or logos appearing in this Annual Report on Form 10-K and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.    Business.

Overview

        Shutterstock operates an industry-leading global marketplace for commercial digital imagery. Commercial digital imagery consists of licensed photographs, illustrations and videos that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content. Demand for commercial digital imagery comes primarily from businesses, marketing agencies and media organizations. We estimate that the market for pre-shot commercial digital imagery will grow to approximately $6 billion in 2016, based on a study conducted on our behalf by L.E.K. Consulting LLC, or L.E.K. There has been a significant increase in the demand for commercial digital imagery as rapid technological advances have reduced the cost and effort required to create, license and use images. Our global online marketplace brings together users of commercial digital imagery with image creators from around the world. More than 750,000 active, paying users contributed to revenue in 2012. More than 40,000 approved contributors make their images available in our collection, which has grown to more than 23 million images. This makes our collection one of the largest of its kind, and, in the twelve months ended December 31, 2012, we delivered more than 76 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

        Our online marketplace provides a freely searchable collection of commercial digital images that our users can pay to license, download and incorporate into their work. We compensate image contributors for each of their images that is downloaded. This marketplace model allows us to offer users a disruptive, low-cost and easy-to-use alternative to the time-consuming and expensive traditional methods of obtaining commercial imagery. It enables millions of small and medium-sized businesses, or SMBs, to affordably access commercial digital images, and allows larger enterprises and media agencies to more easily and efficiently satisfy their increasing image needs.

        We are the beneficiaries of significant network effects. As we have grown, our broadening audience of paying users has attracted more images from contributors. This increased selection of images has in turn helped to attract more paying users. The success of this network effect is facilitated by the trust that users place in Shutterstock to maintain the integrity of our branded marketplace. Every contributor in our marketplace and every image we make available must pass our proprietary screening process and meet our standards of quality. In addition, and unlike the significant majority of free images available online, our rigorous vetting process enables us to provide confidence to our users that the images in our collection have been appropriately licensed for commercial or editorial use. We also provide indemnification protections that give our users additional protection and comfort.

        We make image licensing both affordable and convenient, simple and easy in order to encourage a high volume of purchases and downloads. Our customers' average cost per image is approximately $2.23 during fiscal year 2012. We are a pioneer of the subscription-based usage model in our industry, whereby subscribers can download and use a large number of images in their creative process without concern for the incremental cost of each download. A significant majority of our downloads come from subscription-based users, who contribute approximately half of our revenue. We also offer simple and easy-to-use On Demand purchase options for users with less consistent needs. As a result of our simple and affordable licensing models, we believe that we achieved the highest volume of commercial image downloads of any single brand in our industry in 2012. In addition to generating revenue, this high volume of download activity allows us to continually improve the quality and accuracy of our search algorithms, as well as to encourage the creation of new content to meet our users' needs.

        Our revenue is diversified and predictable. More than 750,000 customers from more than 150 countries contributed to our revenue in 2012, with our top 25 customers in the aggregate accounting for less than 3% of our revenue. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2012, 2011 and 2010, we experienced year-to-year revenue retention of 100%, 102%, and 96%, respectively. This means that customers that contributed to revenue in 2011 contributed, in the aggregate, 100% as much revenue in 2012 as they did in 2011. Customers typically pay upfront and then use their downloads in a predictable pattern over time, which results in favorable cash flow characteristics and has historically added predictability and stability to our financial performance.

        We have achieved significant growth since our marketplace was launched in 2003. In 2012 and 2011, we generated revenue of $169.6 million and $120.3 million, respectively, representing year-over-year growth of 41.0% and 45.0%, respectively. In 2012 and 2011, we generated Adjusted EBITDA of $34.9 million and $26.5 million, Non-GAAP Net Income of $28.0 million and $23.9 million, and Free Cash Flow of $41.5 million and $36.1 million, respectively. See Part II, Item 6 of this Annual Report on Form 10-K under the heading "Selected Financial Data—Non-GAAP Financial Measures." In 2012 and 2011, our net income was $47.5 million and $21.9 million, respectively. In 2012, net income included a non-recurring tax benefit related to our conversion to a Delaware C-corporation on

October 5, 2012. We are a global business; in 2012, 35% of our revenue came from North America, 37% came from Europe and 28% came from the rest of the world.

Industry Overview: Commercial Digital Imagery

        Images help businesses to communicate. Companies invest in imagery for the same reasons they invest in marketing, advertising and media production: to increase the impact, engagement and differentiation of their communications. From the smallest start-ups to the largest multinationals, companies pay to license photographs, videos and illustrations for use in print and digital marketing materials, corporate communications, external and internal websites, social networking sites, mobile applications, games and video. Imagery is also widely used in publishing books, eBooks, magazines and news articles. The demand for paid imagery in a commercial context comes primarily from:

  •
  Businesses:    Large corporations, small and medium-sized businesses and sole proprietorships that have marketing, communications and design needs;

  •
  Marketing Agencies:    Creative service providers such as advertising agencies, media agencies, graphic design firms, web design firms and freelance design professionals; and

  •
  Media Organizations:    Creators of print and digital content, from large publishers and broadcast companies to professional bloggers.

        These professional users of imagery are very selective about where they source their images; images must be of high quality and must fulfill the licensing obligations necessary for use in a commercial context. In order to meet these requirements, commercial digital imagery is typically either specially commissioned or licensed from pre-shot image libraries. Pre-shot images are not created for a single, specific purpose at a user's expense; rather they are catalogued for review and selection by a range of potential users. Pre-shot images are generally considered a more affordable, less time-intensive substitute for commissioned imagery.

        We estimate that the total market for commercial imagery was approximately $11 billion in 2011 and that it will grow to approximately $13 billion in 2016, based on a study conducted on our behalf in August 2012 by L.E.K. The commercial imagery market is comprised of custom imagery and stock imagery. Within the stock imagery market, L.E.K. defined three segments: the "traditional stock photography" segment, the "stock photography marketplace" segment and all other forms of stock imagery. The traditional segment is characterized by higher-touch customer relationships, negotiated image prices, and groups of professional photographers who create images exclusively for one agency, often on a salaried basis. The stock photography marketplace segment is characterized by self-serve ecommerce with simple, inexpensive licensing options and a large number of contributors from around the world. The remaining segment is comprised of all other forms of stock imagery, including stock illustrations, vectors, video, templates and fonts. Shutterstock has traditionally participated in the stock photography marketplace segment along with the market for other forms of stock imagery, including stock illustrations, vectors and video.

        According to L.E.K., the market for stock imagery, or "pre-shot commercial digital imagery," will grow from approximately $4 billion in 2011 to approximately $6 billion by 2016. L.E.K. estimates that the stock photography marketplace segment along with the market for all other forms of stock imagery will grow 15-20% annually to a total of more than $3.5 billion in 2016. In the same period, L.E.K. estimates that the traditional segment will remain stable at approximately $2.3 billion.

        As the quality, quantity and awareness of pre-shot image licensing options continue to increase over time, we believe that pre-shot images will satisfy an increasing portion of the demand for custom commercial photography, which L.E.K. estimates to be a $7 billion market in 2016.

        Since imagery is often a component of an advertising campaign or media production, the demand for commercial digital imagery is largely driven by the global marketing and publishing industries. In 2011, more than $631 billion was spent in the global advertising industry, according to IDC. In that same period, IBISWorld estimates that more than $379 billion was spent in the global publishing industry (including books, newspapers and magazines). We believe that disruptive technological trends are expanding the role of commercial digital imagery within these industries and driving growth in the demand and supply of images.

Disruptive Growth in Demand for Commercial Digital Imagery

        Businesses are increasing their use of visual communications because the tools of communication and creativity are becoming easier and less expensive to use. For example, in the last five years, the number of public websites has grown 43% annually to more than 670 million, according to Netcraft. We expect this growth to continue. According to BIA/Kelsey, more than 32% of small and medium-sized U.S. businesses, or SMBs, surveyed do not yet have a website. As technology continues to democratize visual communication, we believe that more customers will come into the market for commercial digital imagery.

        In addition to growth in the number of customers that can make use of licensed imagery, trends in the type and frequency of visual communications that customers produce are driving increased image demand per customer. For example, in addition to operating commercial websites, more businesses are using image-rich digital marketing and communication channels, including email marketing, blogging, digital video and display advertisements; BIA/Kelsey estimates that SMB advertising spend on online digital media will increase from $5.4 billion in 2010 to $16.6 billion in 2015, representing a compound annual growth rate of 25%. Since commercial digital imagery is one of several important components of online digital media, we anticipate that SMBs will increase their spend on commercial digital imagery as well; the visual and engaging forms of communication that they will seek to create will require more images per communication and more frequent communications per customer. Given the growing volume of images necessary to effectively communicate online, we believe that SMBs will be particularly likely to prefer efficient and affordable sources of commercial imagery.

        The historical expense and complexity of procuring high-quality imagery once meant that it was affordable only for the largest businesses. A commissioned shoot often cost thousands of dollars, while traditional pre-shot photos still typically cost hundreds of dollars. Today, the rapidly increasing availability of low-cost, commercial-quality digital imagery through online marketplaces is allowing businesses of all sizes to quickly search for, find, and download affordable visual content under simple licensing models. This has made it economically viable for millions of SMBs to use commercial digital images for the first time, and allows larger enterprises and media agencies to more easily and affordably satisfy their increasing demand for images.

        The growth in image demand for use in print and web communications is being compounded by trends in mobile and tablet internet browsing. Just as traditional broadband penetration enabled bandwidth-intensive media like images to become increasingly popular on the internet, so too will the spread of mobile broadband drive images and video to become increasingly common elements of the mobile web. Mobile devices are becoming increasingly visual, with high-resolution screens and touch interfaces that are driving an expectation of higher quality and more visually compelling mobile content. As trends in mobile and tablet internet usage continue to drive demand for rich visual user experiences, we believe that there will be a resulting increase in demand for commercial digital imagery.

Disruptive Low-Cost Supply of Commercial Digital Imagery

        Over the last several years there has been a dramatic increase in the number of people equipped to create high-quality digital imagery. Only a few years ago, the industry for commercial images relied on a small group of professionals who owned expensive equipment and could afford to pay high image development costs. Now, there are millions of professionals, semi-professionals and hobbyists who are able to capture, store and display high-quality digital images. With the proliferation of camera phones, social media and mobile broadband, people around the world are becoming increasingly accustomed to creating and consuming compelling imagery.

        This change is being driven by rapid technological advances that are making the tools of creative production affordable to a much larger group of people. Most notably, affordable, high-quality digital cameras and video cameras are rapidly achieving mainstream adoption. For example, in 2010 more than 11.2 million digital SLR cameras were sold globally. Many were sold for less than $500, while the first digital SLR camera was not available until 1991 and cost more than $24,000. These digital cameras eliminate the marginal cost of image capture, which increases the number of images created per photographer. The editing and enhancing of digital images is seeing similar democratization; high-performance photo and video editing software is increasingly becoming easy and affordable enough to be used by non-professional photographers and videographers. In addition, the growing availability of broadband internet access around the world has made it easier for professionals and non-professionals to upload and deliver commercial-quality digital imagery to those willing to pay to license it.

        While substantially all commercial digital photographs that are consumed today have been created using a digital SLR camera, the image quality produced by smartphone cameras continues to improve. As advances in mobile photography continue to be introduced by smartphone manufacturers, we expect that the number of individuals equipped to create commercial digital imagery will continue to grow.

Increased Importance of Online Marketplaces

        With the emergence of millions of new users and millions of new potential contributors, the global market for commercial digital imagery has become increasingly fragmented in both supply and demand. Online marketplaces for imagery use the disruptive power of the internet to enable these highly fragmented groups to interact with each other commercially; they encourage image submissions from hundreds of thousands of contributors around the world and then match the growing demand for commercial images with this increasingly available supply. The digital economics of online marketplaces enable affordable pricing that allows small and medium-sized businesses to participate in the market, and provide existing image buyers an alternative to the expensive and time-consuming processes of working with traditional image agencies or of commissioning custom images. By providing easy access to a wide range of low-cost, high-quality licensed images, and at the same time providing marketing, distribution and payment services for digital image creators, online marketplaces are becoming the centerpiece of a new dynamic in the market for commercial imagery.

Challenges in the Market for Commercial Digital Imagery

Challenges for Users

        Even with the advent of websites capable of sourcing and providing commercial digital imagery, a large number of challenges remain for users:

  •
  Limited selection.  Many websites lack the broad and up-to-date content collection required to satisfy the extensive variety of searches for digital imagery, themselves a reflection of the myriad requirements of business communications across industries and geographies.

  •
  Difficulty in finding images quickly.  Websites that do have a broad range of images often lack sophisticated tagging, search functionality and algorithms that enable users to find relevant images efficiently. An increased pace of image usage by customers means that many users of commercial imagery are under pressure to find a greater number of high-quality images faster.

  •
  High price.  Traditional image agencies that have migrated online typically charge more than $100 per high resolution image. Commissioning a custom image is even more expensive, often costing thousands or tens of thousands of dollars.

  •
  Complex pricing.  On many websites, image prices can vary widely depending on criteria such as image size, file format, intended use, download frequency and type of contributor. Furthermore, many sites denominate the price of their images in "credits" rather than cash pricing, making it difficult for users to evaluate how much they will actually pay for a given image. These complexities interfere with the creative process, adding an additional dimension beyond image relevance for users to consider during their image search process.

  •
  Lack of commercial quality.  Many websites and search engines, particularly those that host and display images for free, lack effective processes to ensure that images are of acceptable quality for use in a commercial setting; in other words, it can be difficult to find images with adequate aesthetic value that also have suitable technical qualities, including sufficient resolution, focus, lighting and composition.

  •
  Need for appropriate licensing and legal protection.  Complex copyright laws govern the use of images in a commercial context. Typically, images that are available for free online are not appropriately licensed for commercial use. Most websites that host and display images for free are not able to provide the trusted licensing assurances that come from closely evaluating all images that they make available. For example, most of these websites do not require a model release to be uploaded with each image that depicts a person. The need for appropriate image licensing has become more acute as the software to identify non-compliant imagery on the internet has become increasingly sophisticated, facilitating the monitoring of intellectual property rights. A growing number of users of commercial imagery require legal protections or indemnification from their content providers regarding proper licensing.

Challenges for Contributors

        Creators of commercial digital imagery face significant obstacles to distributing their images to a large audience, discovering the kinds of content that customers demand, and monetizing their work efficiently, including:

  •
  Limited distribution and marketing reach.  Many digital image creators lack the resources to promote their content to the millions of individuals around the world who may be willing to pay for their images. Even if a contributor posts images on the web, it is expensive and difficult to generate meaningful traffic to the contributor's own website, especially when the content that a single contributor can offer represents a small fraction of the types of images a user might need.

  •
  Lack of ecommerce capabilities.  Many digital image creators lack the resources to establish the sophisticated, global ecommerce capabilities necessary to maximize their earnings. This is particularly true with respect to handling foreign languages, multiple currencies, diverse payment methods, customer support and fraud prevention.

  •
  Cumbersome upload, tagging and approval processes.  Contributors want to be able to upload and tag images quickly, easily and intuitively. Approval speed can also be important to a contributor, particularly for newsworthy or time-sensitive imagery.

  •
  Inadequate feedback, tools and information.  Digital image creators want to provide the content that users demand, but often lack the proper data, analytics and feedback to know what kind of content will sell well. Many websites do not provide adequate tools or lack sufficient volume of user data to be able to help contributors manage their portfolio or improve the commercial relevance of the images they produce.

  •
  Absence of community.  As social media and social networks continue to evolve, digital image creators are increasingly seeking specialized online communities where they can learn from their peers and take satisfaction in sharing their work.

The Shutterstock Solution

Key Benefits for Our Users

• Millions of high-quality images available for commercial use	We provide a licensable digital content collection of more than 23 million images and video clips, one of the largest libraries of its kind. In the twelve months ended December 31, 2012, we added an average of 1.4 million images per quarter. We source our content from over 40,000 approved image contributors in more than 100 countries and provide a broad, non-exclusive commercial or editorial license allowing customers to use an image in perpetuity in any geography or medium.
• Superior search results

We consider our proprietary search interface and algorithms to be intuitive and efficient, allowing users with widely ranging search queries to quickly find the most suitable image for their needs. Our search algorithms automatically evolve based on customer usage data such as searches and downloads to produce more effective search results over time. We believe that, with one of the highest volumes of downloads of commercial images, we have the data to power the best search experience in our industry.

• Low cost of images

Our affordable pricing models enable users to download images for as little as $0.28 per image. Across our pricing plans, customers pay an average of approximately $2.23 per image. We believe that our disruptive pricing models increase the number of businesses that can participate in the market for commercial imagery and that they increase the volume of downloads that we deliver.

• Creative freedom through simple pricing

Our subscription-based pricing model makes the creative process easier. Subscription users can download any image in our collection at any resolution without worrying about incremental cost. This provides greater creative freedom and helps improve their work product. For users who need fewer images, we offer simple, affordable, On Demand pricing, which is presented as a flat rate across all images and sizes that we offer.

• 100% vetted, commercial-quality images

We are highly focused on maintaining the quality of the imagery in our collection. Each of our images has been vetted by a member of our review team for standards of quality and relevance. We also leverage proprietary review technology to pre-filter images and enhance the productivity of our reviewers. Less than 20% of contributor applicants who applied in 2012 were approved as contributors to shutterstock.com, and less than 65% of images uploaded by approved contributors in 2012 satisfied our rigorous acceptance requirements.

• Appropriately licensed images

We provide images that are appropriately licensed for commercial and editorial use. Our review process is designed to ensure that every image is appropriately licensed for its intended use. For example, a model release is required for all images that include a person with recognizable features and a property release is required for images of certain types of property and public places with photography policies. The strength of our review process enables us to offer $10,000 of indemnification protection to every customer to cover legal costs or damages that may arise from their use of a Shutterstock image. In certain cases, we offer higher indemnification levels through custom contracts.

Key Benefits for Our Contributors

• Distribution to the largest, global audience	Our global marketplace provides image creators with access to millions of image users searching for imagery to license. Our flagship website operates globally in fourteen languages, allowing users around the world to easily search and access our entire collection of photos and videos online. In 2012, shutterstock.com received an average of more than 10 million monthly unique visitors and more than 65 million monthly page views according to comScore Media Metrix, and we delivered more than 76 million paid downloads. According to industry surveys, contributors who have images available on our site typically generate more income through Shutterstock than through any other sites with which they are registered.
• Global ecommerce capabilities

Our global ecommerce platform allows us to process payments from users across the world in nine currencies, and pay our contributors monthly. Our users can currently transact on our flagship website in fourteen languages, and we provide fraud protection, refunds and other types of customer support via phone and email on behalf of our contributors.

• Efficient uploading, tagging and review process

Based on user feedback and competitive benchmarking, we believe that we have the most efficient upload, tagging and review process of all of the major competitors in our industry. We are committed to continuously finding new and innovative ways to improve our contributor interface and to providing short upload and review times—we typically process images within 72 hours of upload.

• Robust feedback, tools and information

We provide valuable tools and insights to our contributors. Contributors can monitor download activity by image and geography as well as by self-defined image themes. We also provide data on search trends, allowing content creators to see which images and subjects are popular on our site, and to plan new content themes accordingly.

• Specialized community

We operate a forum for the photographers, videographers and illustrators that make up our contributor community, allowing them to share tips with one another and to showcase their work. Our strict acceptance tests for new submissions provide contributors with a sense of challenge, accomplishment and exclusivity that makes our forums more useful and valuable.

Shutterstock's Competitive Strengths

        In addition to the compelling value propositions and solutions that we offer to users and contributors, we believe that the following competitive advantages separate us from our competitors:

        A Leading Global Marketplace with Strong Network Effects.    Our content collection is currently one of the largest in the commercial digital imagery industry, with over 23 million photographs and illustrations and more than 800,000 video clips, from more than 40,000 contributors. In 2012, our contributors added more than 5 million new images to shutterstock.com. In the same twelve month period, shutterstock.com received an average of more than 10 million monthly unique visitors and more than 65 million monthly page views according to comScore Media Metrix. We believe that the growth of our content collection and the growth in our site traffic support one another through a strong network effect—a broader selection of images from our contributors attracts more image users; this larger audience of paying users increases the amount spent in our marketplace and attracts more content submissions from a greater number of contributors.

        Loyal Users Exhibit Strong Recurring Purchase Behavior.    Our users have shown strong and consistent recurring purchase behavior over time. Whether licensing images on a subscription or On Demand pricing plan, our user repurchase behavior provides significant revenue visibility and a stable foundation of predictable revenue. On average over the last four years, all customers who generate revenue in a given year generate an equal amount in the subsequent year, providing us with roughly 100% revenue retention from one year to the next.

        Extensive Data and Superior Search.    Since 2003, our users have executed hundreds of millions of searches and made more than 250 million paid image downloads from our content collection. In 2012, we delivered more than 76 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry. This high volume of data, including data about the searches and downloads that our users execute, enables us to continuously improve our search algorithms. Furthermore, unlike the significant majority of images available for free online, each image in our collection is tagged by its contributor with approximately 30 relevant keywords. Currently, the Shutterstock collection contains more than 800 million contributor-generated image tags. This behavioral and keyword data, along with our investments in technology and our many years of experience in developing search algorithms designed specifically for the commercial digital imagery industry, increase the chances that our users find the image they require. We believe that a successful search experience is a critical determinant of customer satisfaction, and that our success in this area attracts more users to our websites.

        Simple, Flexible and Low-Cost Pricing.    Since inception, we have aimed to deliver exceptional value to our users through simple and flexible pricing options. Our customers' average cost per image was approximately $2.23 during fiscal year 2012. We were a pioneer of the subscription-based payment model in our industry. Subscription plans generate an important sense of creative freedom for our professional users, enabling them to try out multiple images without concern for the incremental cost of each download. Additionally, we offer simple and cost-effective On Demand purchase options for less frequent users. The simplicity and affordability of these plans have allowed us to broaden our existing and potential user base. These pricing models also benefit our contributors due to the high volume of paid downloads we are able to generate on their behalf. According to industry surveys, our contributors typically generate more income from their work through Shutterstock than through any other image provider.

        Trusted, Actively Managed Marketplace.    We are committed to providing a trusted online marketplace for appropriately licensed, high-quality commercial imagery. Our rigorous review process for new images ensures the integrity and quality of content in our collection. Each image is individually examined by our team of trained reviewers to meet our high standards of quality and commercial viability. This review process is designed to minimize the legal risk to our users from inappropriately licensed imagery. As a result of the significant investment we make in our review processes, we are able to provide indemnification protection that covers up to $10,000 should any legal costs or direct damages for claims arise from the use of an image or footage clip licensed through Shutterstock. In some cases, we offer even higher or unlimited levels of indemnification through custom contracts. We offer indemnification as a signal to our customers that they can trust the quality and licensability of content available through our marketplace; this sets us apart from many competitors and free sources of imagery.

Shutterstock's Growth Strategies

        Acquire More Users and Contributors.    We believe that there is a significant opportunity to grow our marketplace by increasing awareness of our brand and value proposition. For example, as of our last comprehensive customer survey, more than 70% of our customers work at companies with 20 employees or fewer; however, our active user base of U.S. SMBs currently represents less than 1% of the approximately 24 million SMBs that BIA/Kelsey estimates exist in the United States alone. We view this as a marketing opportunity. Much of our growth to date has been driven by word of mouth recommendations. We plan to continue to foster word of mouth by continuing to grow our collection and deliver exceptional service. Additionally, we expect to increase our investments in online and offline marketing to help raise awareness in our core customer community as well as in additional market segments and geographies. In parallel, we intend to grow the depth and breadth of our content collection by increasing awareness among potential contributors of the opportunity to share their creative work with a broader audience and generate income through Shutterstock.

        Lead Innovation in User and Contributor Experience.    We intend to build on our market-leading position by providing the best online experience for digital image users and contributors. With one of the largest collections of images in the industry, and one of the highest volumes of commercial image downloads, we believe that we have more information on marketplace and user needs than any of our competitors. We intend to use this advantage to continue to improve the quality of our search algorithms and user experience. We also plan to enhance the tools we offer contributors to help them establish their portfolio on our site, track their performance and explore opportunities to create content that customers need. We plan to continue to improve the speed and usefulness of feedback that we provide contributors on the images that they submit, and facilitate new ways for them to participate in an engaged community of their peers. Lastly, we intend to roll out new product offerings and product extensions that we believe will create deeper relationships with our core communities and attract new users to our sites.

        Increase Localization.    We are a global company, with contributors and users in more than 100 countries and a website that is available in fourteen languages. We plan to deepen our global penetration among users and contributors by improving the quality of the Shutterstock experience regardless of language or location. For example, we intend to increase the number of languages, currencies and payment methods that we support in order to serve an even larger global user base.

Furthermore, we plan to improve the quality of non-English searches by increasing the sophistication with which we handle non-English image tagging and search ranking. Finally, there is significant unmet demand for localized content, such as images with locally relevant themes, customs, objects and ethnicities. We plan to increase the geographical diversity of our contributor community so that we can provide the images demanded by our increasingly global user base.

        Increase Our Penetration of Media Agencies and Large Enterprises.    To date, the majority of our revenue has been generated from SMBs purchasing online, many of whom did not previously have access to low-cost commercial digital imagery. As of our last comprehensive customer survey, conducted in June 2011, less than 10% of our customers worked at companies with more than 500 employees. Furthermore, in 2012, less than 10% of our revenue was generated through our direct sales organization, which focuses on sales to media agencies and large enterprises. We believe that we have a strong value proposition for media agencies and large enterprises, which account for a significant portion of the existing market for commercial digital imagery. These companies have historically purchased commercial imagery via sales-driven relationships and are used to complex licensing, limited image libraries and high prices. While our sales and support organization has historically been focused primarily on inbound customer communications, we are working to increase our revenue from media agencies and large enterprises through a direct sales approach and by offering tailored purchase options. We recently began building a direct sales team and distinctive offerings to target media agencies and large enterprises. We plan to expand our efforts in this area. This team represented less than 10% of our staff as of December 31, 2012.

        Pursue Emerging Content Types.    Alternative content types such as video footage represent significant opportunities for growth. According to MagnaGlobal, global online video advertising spending is expected to increase 27% annually from $3.1 billion in 2010 to $10.2 billion in 2015. Video has become a mainstream online activity globally, and is forecasted to expand to 62% of all consumer internet traffic by 2015, according to Cisco's Visual Networking Index. As user demand is increasing, the cost for contributors to create and produce professional video content is becoming increasingly affordable, most notably due to digital SLR cameras that include HD video capabilities. Given the convergence of photography and video tools, we believe that our network effects in still image licensing will help propel our efforts in the video market. In addition to video, we see opportunities in other emerging digital content areas that may be relevant to our customers.

Products

        We provide licensed content that our users purchase to enhance their visual communications. Our content collection is currently one of the largest in the commercial digital imagery industry, with over 23 million images. We offer a variety of content types, including photography, illustrations, vector art and video footage. Users can search our collection and preview watermarked versions of our content at no cost. They can then pay to license and download the images they need, either on a subscription basis or on a per-download basis. Shutterstock images are provided under a royalty-free non-exclusive license and, as an assurance of the integrity of our content, users are generally covered by up to $10,000 in indemnification protection against any legal costs or damages that may arise from the licensed use of our images. Each image is available for high-resolution digital download and has been vetted by our team of reviewers to ensure that it meets our standards of quality and can be appropriately licensed for commercial or editorial use.

        Photographs.    We offer high quality photographs that cover a wide variety of subjects, including animals/wildlife, the arts, backgrounds/textures, beauty/fashion, buildings/landmarks, business/finance, celebrities, education, food and drink, healthcare/medical, holidays, nature, objects, people, religion, science, sports/recreation, technology and transportation. The significant majority of our photography collection is made up of creative images that can be used in both commercial and editorial contexts.

Images that are marked as editorial-only, such as photographs of celebrities and newsworthy events, which constitute fewer than 10% of our total images, cannot be used to promote a product or service; instead these images are licensed for use in editorial settings such as newspapers, blogs and magazines. Photographs are available in a variety of sizes including small files that are appropriate for mobile browsing and large files appropriate for large format prints and high-resolution displays. Currently, photographs make up approximately 70% of our collection.

        Illustrations and Vector Art.    In addition to photographic images, we also offer images that have been created using illustration tools and software. These images are made up of two types: illustrations (raster graphics) and vector art (vector graphics). Raster graphics are stored as a fixed set of pixels, whereas vector graphics are stored using geometric modeling. Since vectors are described using geometric data instead of fixed pixels, vectors can be scaled to any size without loss of resolution or quality. Currently, illustrations and vector art make up approximately 27% of our collection.

        Video Footage.    For users engaged in producing video advertisements, commercial motion pictures, television programming, video games, interactive applications and other video-based media, we also provide video footage. Footage clips are available in a variety of formats and sizes, including High Definition (HD). Currently, our video footage collection contains more than 800,000 video clips and makes up approximately 3% of our collection.

Purchase Options

        We strive to offer simple, straightforward purchase options that remove complexity from a customer's workflow. We currently offer the following options:

        Subscription:    Our signature and highest grossing purchase option is our 25-a-day subscription. This purchase option allows a user to download up to a total of 25 photos, vectors or illustrations per day under our Standard License, regardless of image size. Subscription customers can download and experiment with multiple images at no extra cost, which removes friction from their creative process. Subscriptions can be purchased in 30 day, 90 day, 180 day and 365 day increments and are paid in advance. This purchase option currently represents approximately 50% of our revenue.

        On Demand:    Customers can also buy images in fixed packages. For example, we offer On Demand packages that include 1 image, 5 images or 25 images under our Standard License. We charge the same price for illustrations and vectors as we do for photographs and do not charge more for a full resolution image than a small image. This offers customers the simplicity of being able to license any size of any still image in our collectioncollection for the same price. Once a customer purchases images On Demand from us, he or she has up to one year to download those images before they expire. While the vast majority of On Demand revenue comes from our Standard License packages, other forms of On Demand purchases include Enhanced Licenses (for customers who need broader licensing rights than are offered under our Standard License) and images licensed through Bigstock. Together, all of our On Demand purchase options currently represent approximately 40% of revenue.

        Other Purchase Options:    We provide a number of other purchase options which together represent approximately 10% of our revenue. These purchase options include custom accounts (for customers that need multi-seat access, invoicing, unlimited indemnification or a higher volume of images) and video footage (which are sold individually and in fixed packages).

Users

        We serve a wide variety of companies across numerous industries, organizational sizes and geographies. As of December 31, 2012, our customer database contained more than 3 million user accounts. Of these, more than 750,000 users contributed to revenue in 2012. Due to our large number of customers and the way that our products are sold, we do not have any material customer concentration; our largest single customer made up less than 2% of revenue in 2012. Our users tend to fit into three categories: businesses, marketing agencies and media organizations.

        Businesses.    Business customers require high-quality, commercially-licensed digital imagery for a wide range of communication materials. Such communication materials may be intended for internal or external use and include websites, print and digital advertisements, annual reports, brochures, employee communications, newsletters, email marketing campaigns and presentations. Shutterstock's business users range from sole proprietors to Fortune 500 companies.

        Marketing Agencies.    Marketing agencies require high-quality, commercially-licensed digital imagery to incorporate in the work they produce for their clients' business communications. Whether providing graphic design, web design, interactive design, advertising, public relations, communications or marketing services, Shutterstock's marketing users range from independent freelancers to the largest global agencies.

        Media Organizations.    Media professionals require high-quality, commercially-licensed digital imagery to incorporate in the content they produce, including newspapers, books, magazines, digital publications, television and film. They also require high quality images to market their products effectively. Shutterstock's media users range from independent bloggers to multi-national publishing and broadcast organizations.

Content Contributors and Content Review Process

        The content we provide to our users is created by a community of contributors from around the world and is vetted by our specialized team of image and video reviewers. Whether photographers, videographers, illustrators or designers, our community of more than 40,000 approved contributors range from part-time enthusiasts to full-time professionals, and all of them must meet high standards in order to work with Shutterstock.

        In order to become a contributor, an individual must submit an application that includes a portfolio of images or videos. Of more than 495,000 contributor accounts that have been created, approximately 45,000 contributors have been approved. Once accepted by Shutterstock's review team, contributors can upload as many images as they would like; however, every submitted image is reviewed and either accepted or rejected by our team to ensure that images in our collection meet certain standards of aesthetic and technical quality. Approximately 43 million images have been submitted to our review team by approved contributors and, of those, only 23 million, or approximately 50%, were approved and made available in our marketplace. Each image that is rejected by our review team is tagged with at least one rejection reason that is communicated to the submitting contributor to help him or her to improve and to give insight into our review standards. Such rejection reasons include focus, composition, poor lighting, trademark infringement and limited commercial value. We combine proprietary technology and highly trained content review staff to deliver sophisticated yet efficient image review—we typically process images within 72 hours of upload.

        Contributors are required to associate keywords with each image they submit in order to make their images more easily found using our search algorithms. Keywords usually contain both descriptive terms that literally identify the content of an image (e.g., "padlock") and conceptual terms that describe what an image might convey (e.g., "security"). We have over 800 million contributor generated keywords in our database with approximately 30 keywords per image.

        All images accepted into our collection are added to our website where they are available for search, selection, license and download. Contributors are paid monthly based on how many times their images have been licensed in the previous month. Contributors may choose to remove their images from our collection at any time. Due to our large number of contributors, we do not have any material content supply concentration; the content contributed by our five highest-earning contributors was together responsible for less than 4% of downloads in 2012.

        Shutterstock provides different earnings structures for photographs, illustrations and vector art, and for video footage:

        Photographs, Illustrations and Vector Art.    Contributors of photographs, illustrations and vector art are paid based on the number of times that their images have been licensed and downloaded. The vast majority of image downloads are licensed under our Standard License. The amount that a contributor of a photograph or vector receives per Standard License typically ranges from $0.25 per image downloaded to $5.70 per image downloaded. The exact amount is determined by our published earnings schedule and depends on the lifetime earnings of the contributor on our website and the purchase option under which an image was licensed. When images are licensed under our Enhanced License, the contributor of that image earns $28.00 per image downloaded. When images are licensed under other purchase options or license types, contributors earn between 20% and 30% of the sale price of each image based on his or her lifetime earnings as a contributor.

        Video Footage.    Contributors of video footage are also paid based on the number of times that their video clips have been licensed and downloaded. When a video clip is downloaded the contributor is typically paid 30% of the sale price with certain minimum amounts per download.

Technology and Infrastructure

        Our business is built on a foundation of technology and all of our products and services are made possible by the proprietary technology and robust infrastructure that we have developed. We believe that delivering intuitive, fast and effective user experiences, supported by robust and scalable technology platforms, is critical to our success.

        We employ technology to support both our public facing websites and our back-office systems. We use a combination of proprietary technologies and commercially available licensed technologies, including open source software. We focus our internal development efforts on creating and enhancing the specialized proprietary software that is unique to our business and we leverage commercially available and open source technologies for our more generalized needs.

        Our customer-facing software enables users to search millions of digital images and then select, organize, pay for, license and download the images that they would like to use. Our proprietary search algorithms evolve automatically based on behavioral data, which means that each search and download that a user performs on our website gives our search engine more information with which to improve. Having delivered over 280 million paid downloads since 2003, the data that we have collected and the search technology that it powers are an important and proprietary asset. We have also invested in making our ecommerce platform a global one, allowing customers to search and make purchases in fourteen languages and eight currencies.

        Our contributor-facing software enables users to apply to become a contributor, upload and tag images and videos, receive feedback on their submissions from our review team, see reports on earnings and payouts, and participate in online discussion forums with other contributors. We have also developed proprietary tools to help our contributors improve their craft, including our Keyword Trends Tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time. This tool allows contributors to anticipate demand and generate images that customers will want to license, and is another example of how we combine software and large-scale proprietary datasets to deliver value to our users.

        Our internal software enables the technological and business processes necessary to deliver a superior experience for customers and contributors. This includes a content review system that allows our review team to efficiently and accurately review every single image that is made available on our websites. It also includes applications that enable customer and contributor support, intellectual property rights and license tracking, centralized invoicing and sales order processing, customer database management, language translation, global contributor payouts, compliance, finance and accounting functions.

        Our systems infrastructure is hosted by industry-leading third-party hosting providers that offer 24-hour monitoring, high-speed network access, auxiliary power generators and back-up systems. We maintain multiple production datacenters to provide rapid content delivery to our customers and also to support business continuity in the event of an emergency. We also use content delivery network solutions to ensure fast access to our content around the world. Network, website, service and hardware-level monitoring, coupled with remote-content monitoring, allow our systems to maintain a high level of uptime and availability with high-performance delivery.

        Our development teams employ Agile Development methodologies to increase the speed and effectiveness of our technology efforts; we focus on iterative and incremental development processes through which cross-functional teams release software code nearly every day and manage their own progress in two-week cycles known as "sprints." We view our investments in technology as being core to our long-term success and we intend to continue to investigate, develop and make capital investments in technology and operational systems that support our current business and new areas of potential business expansion.

Brands

        Shutterstock is our flagship brand and the significant majority of our revenues are generated via shutterstock.com. We also operate a business called Bigstock which Shutterstock acquired in 2009. We have maintained these as separate brands in order to allow us to target two different customer segments. While Shutterstock generates the majority of its revenue from higher-volume image users and subscription-based pricing models, Bigstock focuses on the needs of lower-volume, more cost conscious image users. Shutterstock's image collection currently contains more than 23 million images. This figure does not include Bigstock's image collection which contains more than 13 million images, many of which are also available through Shutterstock.

Marketing

        We reach new customers through a diverse set of marketing channels including paid search, online display advertising, print advertising, tradeshows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. Marketing activities aim to raise awareness of our brands and attract paying users to our websites by promoting the key value propositions of our offerings: diverse and high quality content, intuitive and efficient interfaces and market-leading value.

        In addition to generating more revenue, the resources we devote to marketing help us generate more earnings for our contributors. This helps attract more content, which in turn helps us convert and retain even more paying users. Furthermore, the high degree of satisfaction that users have with our product drives word of mouth recommendations, which helps our marketing efforts attract an even broader audience than we reach directly. In these ways, we believe our marketing efforts have a self-reinforcing effect which powers the growth and success of our marketplace.

Sales and Customer Support

        The significant majority of our revenue is generated via self-serve ecommerce. We encourage our users to take advantage of the comprehensive search capabilities of our websites, our credit-card-based payment options and the immediate digital delivery of licensed images. We believe the ability to search for, select, license and download content over the internet offers our users convenience and speed, and enables us to achieve greater economies of scale.

        Direct communication with our customers, however, remains a significant component of our customer support and sales strategy. Our customer support and sales team, which is headquartered in New York City, is available to assist users via email and by phone in ten languages. In addition to handling inbound customer support and sales inquiries, we also reach out proactively to potential high volume customers and offer them custom accounts to meet their needs. Outbound sales activities currently contribute a small but growing percentage of Shutterstock's overall revenue.

Product Rights and Intellectual Property

        Product Rights and Indemnification.    All of the images that Shutterstock makes available to users are offered under a royalty-free license. This means that once a customer has purchased an image license, that customer can use the associated image in accordance with the license terms in perpetuity without having to pay any ongoing royalties. Typically, the image license is non-exclusive, meaning that multiple customers can license the same image. Furthermore, we do not require that contributors of content to our sites provide their content to us on an exclusive basis.

        Shutterstock represents to its users that unaltered images downloaded and used in compliance with our websites' terms of service and applicable law will not infringe any copyright, trademark or other intellectual property right, nor will such unaltered images violate any third parties' rights of privacy or publicity, violate any U.S. law, be defamatory or libelous, or be pornographic or obscene. Furthermore, provided that a user has not breached Shutterstock's license agreement, Shutterstock agrees to defend, indemnify, and hold users harmless from liability for damages up to $10,000 per user. We also offer some of our customers custom contracts with either larger indemnification amounts or unlimited indemnification. Such indemnification applies to claims for damages directly attributable to Shutterstock's breach of the foregoing representations, and includes expenses arising out of any actual or threatened lawsuit, claim, or legal proceeding alleging that the possession, distribution, or use of images downloaded and used by users pursuant to our terms of service violate Shutterstock's representations. To date, Shutterstock has not incurred any material financial costs as a result of this indemnification. Since 2009, we have received approximately 30 customer claims for indemnification, and following investigation of such claims, less than one-third resulted in our making a cash payment to settle such intellectual property disputes. Aggregate amounts paid to date to settle customer indemnification claims have not been material. No claims for indemnification have been asserted by any customer with unlimited indemnification protection. We maintain commercially reasonable insurance to protect against the costs of intellectual property litigation.

        Intellectual Property.    We protect our intellectual property through a combination of patents, trademarks and domain name registrations, copyrights and trade secrets.

        We own numerous trademarks that are important to our business. Our trademarks registered in the United States and several other jurisdictions include: "Shutterstock," "Bigstock," and the Shutterstock logo. We will pursue additional trademark registrations to the extent that we create any additional registrable trademarks or logos. We are the registered holder of a variety of domestic and international domain names that include "Shutterstock," "Bigstock" and multiple variations thereof. We have successfully recovered infringing domain names in the past and will continue to enforce our rights in the future.

        In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and vendors. Our employees and certain contractors are also subject to nondisclosure agreements containing an intellectual property assignment provision. In this way, we have historically chosen to protect our software and other technological intellectual property as trade secrets. We further control the use of our proprietary technology and intellectual property through provisions in our websites' terms of use.

Competition

        The market for commercial digital imagery is highly competitive. We believe that the principal competitive factors are:

  •
  the quality, relevance and breadth of the images in a company's collections;

  •
  the accessibility of imagery, in the form of the speed and ease of search and fulfillment;

  •
  effective use of current and emerging marketing channels;

  •
  effective use of current and emerging technology;

  •
  pricing and licensing models, policies and practices;

  •
  brand name recognition;

  •
  company reputation;

  •
  customer service and customer relationships;

  •
  security, reliability and data protection; and

  •
  the global nature of a company's interfaces and marketing efforts, including local languages, currencies, and payment methods.

        Some of our current and potential significant competitors include:

  •
  other online marketplaces for imagery such as iStockphoto, Fotolia, and Dreamstime;

  •
  traditional stock content providers such as Getty Images and Corbis Corporation;

  •
  specialized visual content companies that are established in local, content or product-specific market segments such as Reuters Group PLC, the Associated Press, and T3Media;

  •
  websites focused on image search and discovery such as Google Images;

  •
  websites for image hosting, art and related products such as Flickr;

  •
  social networking and social media services such as Facebook; and

  •
  commissioned photographers and photography agencies.

        Lastly, we compete with the alternative of creating one's own imagery or choosing not to consume licensed images because it is too expensive or because one is not aware of how to do so.

Government Regulation

        The legal environment of the internet is evolving rapidly in the United States and elsewhere. The development of new laws and regulations, the manner in which existing laws and regulations will be applied to the internet in general, and how the foregoing will relate to our business in particular, is unclear in many cases. For example, there is uncertainty regarding how laws and regulations will apply in the online context and to different business models, including with respect to such topics as privacy, data management and protection, defamation, e-commerce, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, subscription-based billing, content regulation, quality of products and services, outsourcing, and intellectual property ownership and infringement, among others.

        Numerous laws have been adopted at the national and state level in the United States that could have an impact on online commerce generally and on our business. These laws include, for example, the following:

  •
  The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and similar laws adopted by a number of states-regulate the format, functionality and distribution of commercial solicitation e-mails, create criminal penalties for unmarked sexually-oriented material, and control other online marketing practices.

  •
  The Children's Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003 regulate the collection or use of information, and restrict the distribution of certain materials, as related to certain protected age groups. In addition, the Protection of Children From Sexual Predators Act of 1998 provides for reporting and other obligations by online service providers in the area of child pornography.

  •
  Many states have adopted, and other states are expected to enact, statutes that require companies to report certain breaches of the security of personal datato affected individuals, to regulatory agencies, to law enforcement officials and to other third parties. Federal legislation has also been proposed for national standards and procedures governing data breach management.

  •
  Federal and state rules and regulations also govern online service providers' data collection and use policies and practices, including with respect to the disclosure of consumer data to third parties such as direct marketers.

        Given the broad spectrum of legal and regulatory uncertainties, we expect new laws and regulations to be adopted over time that are likely to be-applicable to the internet and to our activities. Any existing or new legislation applicable to Shutterstock could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, to respond to regulatory inquiries or investigations, and to defend individual or class litigation. These events could dampen growth in the use of the internet in general, and cause Shutterstock to divert significant resources and funds to addressing these issues, and possibly require us to change our business practices.

        We post privacy policies on our websites concerning our data collection and use practices. Allegations that our policy disclosures are inadequate or that we have failed to comply with our posted privacy policies, or otherwise violated Federal Trade Commission requirements or other privacy-related laws and regulations, could result in proceedings by governmental or regulatory bodies or private parties that could potentially harm our business, results of operations and financial condition. In addition, there is a risk that privacy and data protection laws may be interpreted and applied differently in certain jurisdictions, in ways that are not consistent with our current practices, which could also potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative and regulatory proposals before the United States Congress, various state legislative bodies, and government agencies regarding privacy and other consumer issues that may affect our business. It is not possible to predict whether or when such rules and regulations may be adopted, and certain proposals, if adopted, could harm our business by, among other things, decreasing user registrations and revenues, increasing the cost of compliance, impeding the development of new products or services, and limiting potential sources of revenue such as online advertising. These decreases could be caused by, among other possible provisions, the required display of specific disclaimers, requirements to obtain consent from users for certain activities, or other requirements before users can utilize our services. In addition, we may be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors and business partners. These third parties may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by access, modify or delete our or our customers' information or business asserts that they service or maintain on our behalf.

        In addition, various non-U.S. jurisdictions impose laws and regulations regarding a broad spectrum of privacy, data management and other matters related to online businesses and e-commerce. Non-U.S. laws and regulations are often more restrictive than those in the United States. Due to the global nature of the internet, it is possible that the governments of other states and countries might attempt to regulate our online activities such as digital transmissions, or to prosecute us for alleged violations of their laws. We might unintentionally violate such laws; such laws or their interpretation or application may be modified; and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. The law relating to the liability of providers of online services for activities of their users is currently unsettled both within the United States and abroad. Claims may also be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other reasons based on the nature and content of information that we collect or use, or to or from which we provide links or that may be posted online.

Employees

        As of December 31, 2012, we employed 237 full-time employees, including 76 engaged in research and development, 106 engaged in sales, marketing and support, 16 engaged in content operations, and 39 engaged in general and administrative functions. Of these employees, 226 were located in the United States, primarily in New York, New York. In addition to our full-time employees, we also employ the services of a number of contractors, including 52 contractors focused on content review as of December 31, 2012. Of these contractors, 29 contractors were located in the United States, and 23 were located outside of the United States, primarily in Canada and Europe. None of our employees is represented by a labor union, and we consider our company culture and employee relations to be strong.

Segments and Geographic Areas

        Information about segment and geographic revenue is set forth in Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. For a discussion of the risks attendant to foreign operations, see the information in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors" under the caption "Continuing expansion into international markets is important for our growth, and as we continue to expand internationally, we face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs or otherwise limit our growth." For a discussion of revenue, net income and total assets, see Part II, Item 8 of this Annual Report on Form 10-K.

Seasonality

        Our operating results may fluctuate from quarter to quarter as a result of a variety of factors. Our results may reflect the effects of some seasonal trends in customer behavior. For example, we expect usage to decrease during the fourth quarter of each calendar year due to the year-end holiday season, and to increase in the first quarter of each calendar year as many customers return to work. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues tend to be smoother and less volatile than if we had no subscription-based customers.

Available Information

        Our principal office is located at 60 Broad Street, 30th Floor, New York, New York 10004, and our telephone number is (646) 419-4452. Our Internet address is www.shutterstock.com. Our investor relations website is located at http://investor.shutterstock.com. We make available free of charge on our investor relations website under the heading "Financial Information" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Corporate History

        After launching our marketplace in 2003, we organized in the State of New York as Shutterstock, Inc. in December 2004, and we became Shutterstock Images LLC in June 2007. On October 5, 2012, we reorganized from Shutterstock Images LLC, a New York limited liability company, or the LLC, to Shutterstock, Inc., a Delaware corporation, which we refer to as the "Reorganization." We completed our initial public offering, or IPO, in October 2012, and our common stock is listed on the New York Stock Exchange under the symbol "SSTK.".

Item 1A.    Risk Factors.

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the financial and other information contained in this Annual Report on Form 10-K, before deciding whether to invest in shares of our common stock. If any of the following risks or the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," actually occur, our business, financial condition, operating results, cash flow and prospects could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.

Risks Related to Our Business

The success of our business depends on our ability to continue to attract customers and contributors to our online marketplace for commercial digital imagery.

        The success of our business and our future growth depends significantly on our ability to continue to attract and retain new customers and contributors to our online marketplace for commercial digital imagery. To maintain and increase our revenue, we must regularly add new customers and retain our existing customers. An increase in paying customers has generally attracted more images from contributors, which increases our content selection and in turn attracts additional paying customers. To attract new customers and contributors and retain existing customers and contributors, we rely heavily on the effectiveness of our marketing efforts, the size and content of our image collection and the functionality and features of our marketplace. Our marketing efforts may be unsuccessful, our image collection may fail to grow as anticipated and new technologies may render the systems and features of our marketplace obsolete, any of which would adversely affect our results of operations and future growth prospects.

Our business depends in large part on repeat customer purchases from both our subscription-based and our On Demand purchase options. If customers reduce or cease their spending with us, or if content contributors reduce or end their participation in our marketplace, our business will be harmed.

        The majority of our revenue is derived from customers who have purchased with us in the past. As a result, our future performance largely depends on our ability to motivate our customers to continue to purchase from us. A key factor in creating such an incentive is our ability to provide customers with the images they seek and to refresh and grow our collection of digital imagery based on current and future trends. We seek to achieve these goals by attracting new contributors to our marketplace and by retaining our existing contributors. If we are unable to attract new contributors, retain existing contributors or add new imagery to our online marketplace, or if we fail to do so in a timely manner, customers requiring new and up-to-date content may reduce their spending with us. Another key factor in retaining our existing customers is our ability to deliver a user experience that continues to meet customers' needs, including the quality and accuracy of our search algorithms. If we are unable to maintain or improve upon the user experience that we deliver customers in a way that motivates our customers to continue to purchase from us, our business would be harmed. Furthermore, although historically the gross margins and revenue retention rates from our subscription-based and our On Demand purchase options have been substantially similar, there can be no assurance that this will continue in future periods. To the extent that revenue from our On Demand purchases continues to increase as a percentage of our total revenue, we will become more dependent upon such purchase options.

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

        We believe that the principal competitive factors in the commercial digital imagery industry are: brand awareness; company reputation; the quality, relevance and diversity of images; the ability to source new imagery; the licensability of images and the degree to which image users are protected from legal risk; the effective use of current and emerging technology; the accessibility of imagery, distribution capability, and speed and ease of search and fulfillment; customer service; and the global nature of a company's interfaces and marketing efforts, including local languages, currencies, and payment methods. In addition, demand for our services is sensitive to price. Many external factors, including our technology and personnel costs and our competitors' pricing and marketing strategies, could significantly impact our pricing strategies. If we fail to meet our customers' price expectations, we could lose customers. A drop in our prices without a corresponding increase in volume would negatively impact our revenues.

        Some of our existing and potential competitors have or may obtain significantly greater financial, marketing or other resources or greater brand awareness than we have. Some of these competitors may be able to respond more quickly to new or expanding technology and devote more resources to product development, marketing or content acquisition than we can. If competitors offer higher royalties, easier contribution workflows, less selective vetting processes or convince contributors to distribute their content on an exclusive basis, contributors may choose to stop distributing new content with us or remove their existing content from our collection. Competitors may also seek to develop new products, technologies or capabilities that could render obsolete or less competitive many of the products, services and content types that we offer. If we are unable to compete successfully against our competitors, our growth prospects and results of operations may be adversely affected.

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

        We rely on intellectual property laws and contractual restrictions to protect our rights and the imagery in our collection. Certain countries are very lax in enforcing intellectual property laws. Litigation in those countries will likely be costly and ineffective. Consequently, these intellectual property laws afford us only limited protection. Unauthorized parties have attempted, and may attempt, to improperly use our licensed digital imagery. We cannot guarantee that we will be able to prevent the unauthorized use of our digital imagery or that we will be successful in stopping such use once it is detected.

        We have been subject to a variety of third-party infringement claims in the past and will likely be subject to similar claims in the future. We license all of our digital imagery from photographers, illustrators and videographers, and, although we have staff committed to reviewing each image that we accept into our collection, we cannot guarantee that each contributor holds the rights or releases he or she claims or that such rights and releases are adequate. As a result, we may be subject to infringement claims or other claims by third parties. Furthermore, we offer our customers indemnification of up to $10,000 for legal costs and direct damages arising from the use of an image or video footage licensed through us. We also offer some of our customers custom contracts that either provide for larger indemnification amounts or unlimited indemnification. However, our contractual maximum liability may not be enforceable in all jurisdictions. We maintain insurance policies to cover potential intellectual property disputes. Since 2009, we have received approximately 30 customer claims for indemnification. Following investigation of such claims, less than one-third resulted in our making a cash payment to settle such claims. Aggregate amounts paid to date to settle customer indemnification claims have not been material. Although we have insurance to cover indemnification claims, and although, to date, these claims have not resulted in any material liability to us, we have incurred, and will continue to incur, expenses related to such claims and related settlements, which may increase over time.

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

        We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation or other claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys' fees, if we are found to have willfully infringed a party's intellectual property; cease making, licensing or using content that is alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our technology; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

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

        Continuing to expand our business to attract customers and contributors in countries other than the United States is a critical element of our business strategy. In 2012, approximately 65% of our revenue was derived from customers located outside of North America. While a significant portion of our customers reside outside of the United States, we have a limited operating history as a company outside the United States. We expect to continue to devote significant resources to international expansion through establishing additional offices, hiring additional overseas personnel and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our collection and user experience for foreign markets. Our ability to expand our business and to attract talented employees, and customers and contributors in an increasing number of international markets requires considerable management attention and customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

  •
  modifying our technology and marketing our offerings for customers and contributors beyond those languages we currently offer;

  •
  localizing our content to foreign customers' preferences and customs;

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

        Prior to our Reorganization, we operated as a New York limited liability company. As a limited liability company, we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, were subject to income tax on their allocated share of our earnings. On October 5, 2012, we reorganized as a Delaware corporation. Consequently, we are currently subject to entity-level taxation even though historically Shutterstock Images LLC did not pay U.S. federal or state income taxes. As a result, our corporate income tax rate will increase significantly as we are now subject to federal, state and city income taxes.

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

        We began working to remediate this material weakness during fiscal year 2012 by increasing the level of tax expertise within our internal staff, by hiring an external accounting firm with the appropriate knowledge and ability to supplement internal resources in the review process to fulfill our obligations to comply with the accounting and reporting requirements applicable to public companies and by updating our systems to collect the necessary data and taxes to comply with our required tax compliance processes. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We were unable to fully remediate during fiscal year 2012 and therefore the material weakness was not remediated as of December 31, 2012. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness. If we are unable to successfully remediate this material weakness, it could harm our operating results, cause us to fail to meet our SEC reporting obligations or applicable stock exchange listing requirements on a timely basis, cause our stock price to be adversely affected or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements.

Our operations may expose us to greater than anticipated sales and transaction tax liabilities, including VAT, which could harm our financial condition and results of operations.

        We may have exposure to sales or other transaction taxes (including VAT) on our past and future transactions. A successful assertion by any state or local jurisdiction or country that we failed to pay such sales or other transaction taxes, or the imposition of new laws requiring the payment of such taxes, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage customers from purchasing images from us, or otherwise substantially harm our business and results of operations. We currently have a material weakness in our internal control over financial reporting relating to compliance with certain tax regulations that, if not properly remediated, could impair our ability to comply with the accounting and reporting requirements applicable to public companies."

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

        The satisfactory performance, reliability and availability of our websites and our network infrastructure are critical to our reputation, our ability to attract and retain both customers and contributors to our online marketplace and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We may experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors, data corruption or an overwhelming number of visitors trying to reach our websites during periods of strong demand. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate two data centers in an active/standby configuration for geographic and vendor redundancy and even though we maintain a third disaster recovery facility to back up our content collection, a system disruption at the active data center could result in a noticeable disruption to our websites until all website traffic is redirected to the standby data center. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could therefore result in a loss of revenue. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. In addition, we have entered into service level agreements with some of our larger customers. Technological interruptions could result in a breach of such agreements and subject us to considerable penalties.

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

        We have registered "Shutterstock," "Bigstock" and other marks as trademarks in the United States. Nevertheless, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Shutterstock or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

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

        In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce or determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Failure to obtain or maintain trade secret protection, or our competitors' acquisition of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

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

Much of the software and technologies used to provide our services incorporate, or have been developed with, "open source" software, which may restrict how we use or distribute our services or require that we publicly release certain portions of our source code.

        Much of the software and technologies used to provide our services incorporate, or have been developed with, "open source" software. Such "open source" software may be subject to third party licenses that impose restrictions on our software and services. Examples of "open source" licenses include the GNU General Public License and GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software engineers to design our proprietary technologies, and we do not exercise complete control over the development efforts of our engineers. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

Our operating results may fluctuate, which could cause our results to fall short of expectations and our stock price to decline.

        Our revenue and operating results could vary significantly from quarter to quarter and year to year due to a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this "Risk Factors" section, factors that may contribute to the variability of our quarterly and annual results include:

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

        Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud.

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

        The adoption, modification or interpretation of laws or regulations relating to the internet, e-commerce or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the internet. Such laws and regulations may cover a vast array of activities, for example, automatic contract or subscription renewal, credit card fraud and processing, sales, advertising and other procedures, taxation, tariffs, privacy, data management and protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, outsourcing, broadband residential internet access and the characteristics and quality of products or services, and intellectual property ownership and infringement. In certain countries, such as those in Europe, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and privacy apply to the internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. Those laws that relate to the internet are at various stages of being interpreted by the courts and agencies, and thus, the scope and reach of their applicability can be uncertain. For example, the Children's Online Privacy Protection Act in the U.S. regulates the ability of online services to collect or use certain information from children under the age of 13. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers or otherwise alter our business model, or cause us to divert resources and funds to addressing government or private investigatory or adversarial proceedings. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

        We currently provide image licensing to customers in more than 150 countries. The privacy, data protection, censorship and liability standards and other potentially applicable rules or regulations, and intellectual property laws of those foreign countries, may be different than those in the United States. To the extent that any local laws or regulations apply to our company or operations and we are deemed to not be in compliance with them, our business may be harmed.

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

  •
  enter into transactions with affiliates, other than ordinary course, arm's length transactions;

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

        We are highly dependent on the continued service and performance of our senior management team, as well as key technical and marketing personnel. Our inability to find suitable replacements for any of the members of our senior management team and our key technical and marketing personnel, should they leave our employ, would adversely impair our ability to implement our business strategy and could have a material adverse effect on our business and results of operations. Several members of our senior management team joined us since 2010. We believe the successful integration of our management team is critical to managing our operations effectively and to supporting our growth.

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

If we do not successfully integrate potential future acquisitions, our business could be adversely impacted.

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

        Integration of a new company's operations, assets and personnel into ours will require significant attention from our management. The diversion of our management's attention away from our business and any difficulties encountered in the integration process could harm our ability to manage our business. Future acquisitions will also expose us to potential risks, including risks associated with any acquired liabilities, the integration of new operations, technologies and personnel, unforeseen or hidden liabilities, information security vulnerabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, customers, contributors and other suppliers as a result of integration of new businesses.

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

        We have foreign currency risks related to foreign-currency denominated revenues. All amounts owed and paid to our foreign contributors are denominated and paid in U.S. Dollars. In general, foreign currencies are paid net transaction charges. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, will negatively affect our revenue and other operating results as expressed in U.S. Dollars.

        Because we have determined our functional currency to be the U.S. Dollar, we have not experienced material fluctuations in our net income as a result of translation gains or losses. During 2012, 2011 and 2010, our foreign currency transaction gains and losses were immaterial. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

We depend on the continued growth of online commerce and the continued adoption of digital imagery. If these trends do not continue, our growth prospects and results of operations could be adversely impacted.

        The business of selling goods and services over the internet is dynamic and relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the internet as a medium of commerce. In countries such as the U.S. and the United Kingdom, where our services and online commerce generally have been available for some time and the level of market penetration of our services is higher than in other countries, acquiring new customers may be more difficult and costly than it has been in the past. In order to expand our customer base, we may need to appeal to and acquire customers who historically have used traditional means of commerce to purchase goods and services. If these target customers prove to be less active than our earlier customers our business could be adversely impacted.

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

  •
  general economic and market conditions.

        Furthermore, the stock market has experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, certain companies that have experienced volatility in the market price of their common stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

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

        As of February 26, 2013, we had 33,517,031 shares of common stock outstanding, of which 28,338,281 are subject to restrictions on resale as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after October 10, 2012, the date of our final prospectus filed with the SEC pursuant to Rule 424(b), subject to certain extensions. Immediately after the lock-up termination date of April 9, 2013 with respect to our initial public offering, all shares of our common stock will be freely transferable without restriction or registration under the Securities Act of 1933, as amended, except for shares held by our "affiliates," which remain subject to the restrictions in Rule 144 under the Securities Act, and except for shares of restricted stock held by Thilo Semmelbauer ("Mr. Semmelbauer").

        Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc. may, at their discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

        The holders of 28,338,281 shares of common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. We filed a registration statement on Form S-8 under the Securities Act covering all of the shares of common stock issuable pursuant to options granted in exchange for value appreciation right, or VAR, grants outstanding as of the time of our Reorganization, as well as options and shares reserved for future issuance under our 2012 Omnibus Equity Incentive Plan and our 2012 Employee Stock Purchase Plan. Once we register these shares, they can be freely sold in the public market upon issuance and vesting, subject to the lock-up agreements contained in the terms of the award agreements delivered under such plans, or unless they are held by "affiliates", as that term is defined in Rule 144 of the Securities Act.

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

        As of February 26, 2013, Jonathan Oringer, our founder and largest stockholder, beneficially owns approximately 55.2% of our outstanding shares of common stock. In addition, certain funds affiliated with Insight Venture Partners, or Insight, beneficially own approximately 20.7% of our outstanding shares of common stock. As a result, Mr. Oringer and Insight collectively control the outcome of matters submitted to our stockholders for approval, including the election of directors. This concentration of ownership may also delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders.

We have incurred and will continue to incur increased costs and our management will face increased demands as a result of operating as a public company.

        We have incurred and will continue to incur significant legal, accounting and other expenses as a result of becoming a public company. In addition, our administrative staff has performed and will continue to be required to perform additional tasks. For example, as a public company, we will need to adopt additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws and New York Stock Exchange rules.

        In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission, or the SEC, and the stock exchanges are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We will continue to incur substantially higher costs to obtain directors' and officers' insurance as a result of becoming a public company. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.

        The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a "large accelerated filer" under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

        Effective internal controls are necessary for us to provide reliable, timely financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2013. The process of implementing our internal controls and complying with Section 404 will be expensive and time-consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price.

        Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an "emerging growth company," as described above. At such time that an attestation is required, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease office facilities of approximately 40,000 square feet in New York, New York, under operating lease and sublease agreements that expire from 2013 to 2015. We also have various co-location agreements with third-party hosting facilities that expire in 2012, 2013 and 2014. We anticipate leasing additional office space and increasing our co-location facilities, consistent with our historical business model. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash.

        We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms to meet our future needs.

        For additional information regarding obligations under operating leases, see Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  Market Information

        Our common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol "SSTK" since October 11, 2012. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $17.00 per share on October 10, 2012. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	Sales Price Per Share in 2012
Year Ended December 31, 2012	Low	High
Fourth Quarter (October 11, 2012 - December 31, 2012)	$21.00	$28.63

        On December 31, 2012, the last reported sales price of our common stock on the NYSE was $26.00 per share. On February 28, 2013, the last reported sales price of our common stock on the NYSE was $32.60 per share.

        As of February 28, 2013, there were nine holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Unregistered Sales of Equity Securities and Use of Proceeds

  Sales of Unregistered Securities

        Since January 1, 2010, the registrant's predecessor, Shutterstock Images LLC, or the LLC, has issued and sold the following securities:

  1.
  Since January 1, 2010, the LLC has granted value appreciation rights, or VARs, equal to an aggregate of 5.8% of the LLC, at a weighted average exercise price of $15.77 to 268 employees and directors under the Shutterstock Images LLC Value Appreciation Plan. The 268 employees and directors referenced above is comprised of 4 of our directors, 2 of our named executive officers, 218 of our other current employees and 44 of our former employees. The above-referenced VAR Plan awards were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended, as transactions pursuant to a compensatory benefit plan approved by the LLC's board. The VAR Plan award recipients were provided with a copy of the LLC's Value Appreciation Plan at the time of grant and, to the extent required by applicable law, the VAR Plan award recipients were accredited or sophisticated and either received adequate information about the LLC or had access, through their relationships with the LLC, to such information.

  2.
  In August 2010, the LLC granted to an executive officer, in connection with his employment agreement, an equity interest in the company equal to 4% of the amounts distributed to the members of the LLC in excess of $300 million.

  3.
  In connection with the registrant's reorganization from Shutterstock Images LLC, a New York limited liability company, or the LLC, to Shutterstock, Inc., a Delaware corporation, by way of a merger of the LLC with and into Shutterstock, Inc., which occurred on October 5, 2012, Shutterstock, Inc. issued an aggregate of 28,338,281 shares of its common stock to existing members of the LLC and options to purchase 1,661,719 shares of common stock at a weighted average exercise price of $15.79 to existing holders of VAR Plan awards in the LLC pursuant to the registrant's 2012 Omnibus Equity Incentive Plan. No additional consideration was paid for such shares or options.

        None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes the transactions were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 thereunder, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. If applicable, the recipient of securities were accredited or sophisticated and either received adequate information about the registrant or had access, through his relationships with the registrant, to such information.

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

  Use of Proceeds from Initial Public Offering of Common Stock

        On October 16, 2012, we closed our initial public offering, in which we sold 5,175,000 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was approximately $88.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-181376), which was declared effective by the SEC on October 10, 2012. The offering commenced as of October 10, 2012 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Jefferies & Company, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C. acted as the underwriters. We raised approximately $81.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.2 million, and before deducting total estimated expenses in connection with the offering of $4.9 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. We invested the funds received in registered money market funds. There has been no material change in the planned use of proceeds from the Company's IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 11, 2012.

        On December 24, 2012, we used a portion of our IPO proceeds, together with a portion of our cash from operations, to pay down $6.0 million of our term loan facility with Silicon Valley Bank. See Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Dividend Policy

        We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based upon on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

        Historically, we made monthly cash distributions to members of Shutterstock Images LLC with respect to their membership interests. For the years ended December 31, 2011 and 2010, distributions to the members of Shutterstock Images LLC were $28.6 million and $25.9 million, respectively. Additionally, between January 1, 2012 and October 4, 2012, we distributed $36.0 million to the members of Shutterstock Images LLC. Following the Reorganization on October 5, 2012, no further distributions to members were made. For additional information regarding the Reorganization, see Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Performance Graph

        Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed "filed" with the SEC or "soliciting material" under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

        The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the New York Stock Exchange Composite Index (the "NYSE Composite") and the S&P Internet Software and Services Index during the period commencing on October 11, 2012, the initial trading day of our common stock, and ending on December 31, 2012. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NYSE Composite Index and the stocks represented in the S&P Internet Software and Services Index, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

  Equity Compensation Plan Information

        For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data.

        We have derived the consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data(1):
Revenue	$169,616	$120,271	$82,973	$61,099	$52,744
Operating expenses:
Cost of revenue	64,676	45,504	32,353	21,826	16,903
Sales and marketing	45,107	31,929	17,820	10,949	9,308
Product development	16,330	9,777	4,591	2,361	1,120
General and administrative	21,651	10,171	8,414	6,217	4,844

Total operating expenses	147,764	97,381	63,178	41,353	32,175

Income from operations	21,852	22,890	19,795	19,746	20,569
Other income / (expense), net	(47)	10	19	5	18

Income before income taxes(2)	21,805	22,900	19,814	19,751	20,587
(Benefit) provision for income taxes	(25,738)	1,036	876	909	942

Net income	$47,543	$21,864	$18,938	$18,842	$19,645

(1)
Includes non-cash compensation of $10,385, $2,122, $1,114, $1,833, and $2,032 for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(2)
We operated as a New York limited liability company for federal and state income tax purposes, taxed as a partnership, and therefore were not subject to federal and state income taxes through October 4, 2012 and for the periods ended 2011, 2010, 2009, and 2008, respectively. Following the Reorganization on October 5, 2012, we became subject to income taxes at a combined federal, state and city tax rate of approximately 40%

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$102,096	$14,097	$6,544	$4,937	$975
Working capital (deficit)	56,684	(28,435)	(21,909)	(15,813)	(12,858)
Property and equipment, net	5,255	3,844	1,703	1,219	816
Total assets	147,114	24,855	13,863	11,067	3,404
Deferred revenue	37,934	28,451	19,631	14,259	9,723
Total liabilities	70,180	49,058	31,355	22,514	15,026
Redeemable preferred members' interest	—	33,725	36,811	36,218	34,539
Common members' interest	—	5,699	5,699	4,782	2,949
Total members' interest (deficit)	—	(57,928)	(54,303)	(47,665)	(46,161)
Total stockholders' equity	76,934	—	—	—	—

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Other Financial Data(1):
Adjusted EBITDA(1)	$34,877	$26,532	$21,783	$21,983	$22,782
Non-GAAP net income(2)	27,981	23,945	20,044	20,675	21,677
Free cash flow(3)	41,519	36,095	27,591	26,399	28,665
Paid downloads (in millions) (during the period)(4)	76.0	58.6	44.1	34.0	34.0
Revenue per download (during the period)(5)	$2.23	$2.05	$1.88	$1.80	$1.55
Images in collection (in millions) (end of period)(6)	23.3	17.4	13.3	8.9	5.1

(1)
See "—Non-GAAP Financial Measures" below as to how we define and calculate Adjusted EBITDA and for a reconciliation between Adjusted EBITDA and net income, the most directly comparable GAAP financial measure, and a discussion about the limitations of Adjusted EBITDA.

(2)
See "—Non-GAAP Financial Measures" below as to how we define and calculate Non-GAAP Net Income and for a reconciliation between Non-GAAP Net Income and net income, the most directly comparable GAAP financial measure, and a discussion about the limitations of Non-GAAP Net Income.

(3)
See "—Non-GAAP Financial Measures" below as to how we define and calculate Free Cash Flow and for a reconciliation between Free Cash Flow and net cash provided by operating activities, the most directly comparable GAAP financial measure, and a discussion about the limitations of Free Cash Flow.

(4)
Paid downloads is the number of paid image downloads that our customers make during a given period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Paid Downloads" for more information as to how we define and calculate paid downloads.

(5)
Revenue per download is the amount of revenue recognized in a given period divided by the number of paid downloads in that period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Revenue per Download" for more information as to how we define and calculate paid revenue per download.

(6)
Images in collection is the total number of photographs, vectors and illustrations available to customers on shutterstock.com at the end of the period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Images in Collection" for more information as to how we define and calculate paid images in our collection.

Non-GAAP Financial Measures

Adjusted EBITDA

        To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as income from operations before depreciation and amortization, non-cash equity-based compensation, interest and taxes.

        We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our asset base (depreciation and amortization), non-cash equity-based compensation, interest and taxes.

        Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP as the excluded items may have significant effects on our operating results and financial condition. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Additionally, our Adjusted EBITDA measure may differ from other companies' Adjusted EBITDA as it is a non-GAAP disclosure.

        The following is a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income	$47,543	$21,864	$18,938	$18,842	$19,645
Non-GAAP adjustments:
Depreciation and amortization	2,640	1,520	874	404	181
Non-cash equity-based compensation	10,385	2,122	1,114	1,833	2,032
Interest expense (income)	47	(10)	(19)	(5)	(18)
(Benefit) provision for income taxes	(25,738)	1,036	876	909	942

Adjusted EBITDA	$34,877	$26,532	$21,783	$21,983	$22,782

Non-GAAP Net Income

        To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K non-GAAP net income, a non-GAAP financial measure. We define non-GAAP net income as net income excluding the one-time tax benefit due to our reorganization to a corporation, non-cash equity-based compensation, and the tax benefit for deductible non-cash equity-based compensation.

        We believe non-GAAP net income is an important measure of operating performance because it allows management, investors and others to evaluate and compare our operating results from period to period by removing the impact of our one-time tax benefit due to our tax structure reorganization in October 2012, non-cash equity-based compensation, and the tax benefit for the deductible non-cash equity-based compensation.

        Our use of non-GAAP net income has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP as the excluded items may have significant effects on our operating results and financial condition. When evaluating our performance, you should consider non-GAAP net income alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Additionally, our non-GAAP net income measure may differ from other companies' non-GAAP net income as it is a non-GAAP disclosure.

        The following is a reconciliation of Non-GAAP net income to net income for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income	$47,543	$21,864	$18,938	$18,842	$19,645
Non-GAAP adjustments:
One-time tax benefit due to reorganization to a corporation	(28,811)	—	—	—	—
Non-cash equity-based compensation	10,385	2,122	1,114	1,833	2,032
Non-cash equity-based compensation tax benefit	(1,136)	(41)	(8)	—	—

Non-GAAP net income	$27,981	$23,945	$20,044	$20,675	$21,677

Free Cash Flow

        To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K Free Cash Flow, a non-GAAP financial measure. We define Free Cash Flow as our cash provided by operating activities, adjusted for cash interest income, and subtracting capital expenditures. We believe that Free Cash Flow is an important measure of operating performance because it allows management, investors and others to evaluate the cash that we generate after the financing of projects required to maintain or expand our asset base. When evaluating our performance, you should consider Free Cash Flow alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Additionally, our Free Cash Flow measure may differ from other companies' Free Cash Flow as it is a non-GAAP disclosure.

        The following is a reconciliation of Free Cash Flow to net cash provided by operating activities for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$45,534	$39,547	$28,726	$27,151	$29,064
Interest (expense) income	(47)	10	19	5	18
Capital expenditures	(4,062)	(3,442)	(1,116)	(747)	(381)

Free cash flow	$41,519	$36,095	$27,591	$26,399	$28,665

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See the "Forward Looking Statements and Industry Data" disclosure in Item 1 above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the "Risk Factors" disclosure in Item 1A. above for additional discussion of such risks.

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

        Our global online marketplace brings together users of commercial digital imagery with image creators from around the world. More than 750,000 active, paying users contributed to revenue in 2012. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2012, 2011 and 2010, we experienced year-to-year revenue retention of 100%, 102%, and 96%, respectively. This means that customers that contributed to revenue in 2011 contributed, in the aggregate, 100% as much revenue in 2012 as they did in 2011. More than 40,000 approved contributors make their images available in our collection, which has grown to more than 23 million images. This makes our collection one of the largest of its kind and, in the twelve months ended December 31, 2012, we delivered more than 76 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

  •
  In 2003, we launched the initial version of our website and became one of the first companies in our industry to offer a simple subscription-based payment model. Since then, we have continually enhanced our platform, achieving key product development and business milestones that have driven our revenue and traffic growth:

  •
  In November 2005, we launched our first foreign language website, in Japanese. We currently make our website available in a total of fourteen languages and transact in eight currencies on shutterstock.com, including U.S. Dollars, Euros, British Pounds and Yen.

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

  •
  In September 2009, we acquired certain assets and liabilities of Bigstockphoto, Inc., or Bigstock, for approximately $3.3 million in cash. Bigstock offers its customers the option of purchasing "credits," which are redeemed as images are downloaded. In 2011, Bigstock also began offering a Pay As You Go purchase option that allows customers to pay a fixed price as and when they download images.

  •
  In October 2009, we began offering each of our customer's indemnification of up to $10,000 to cover legal costs or damages that may arise from their use of a Shutterstock image and to signal to customers that they can trust the quality and legal integrity of content they license through our marketplace. We subsequently began offering larger indemnification amounts or unlimited indemnification to certain of our customers.

  •
  In November 2011, we launched Shutterstock for iPad, an application enabling visitors to search, browse and organize images using an iPad.

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

        We have achieved significant growth in the last three years. Our total revenue has grown to $169.6 million in 2012 from $120.3 million in 2011 and $83.0 million in 2010, representing a compound annual growth rate of 43.0% since 2010. As our revenue has grown, so have our operating expenses, to $147.8 million in 2012 from $97.4 million in 2011 and $63.2 million in 2010, principally as a result of increased royalties, marketing costs and payroll expenses.

        An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past number of years, we increased our investments in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images that they need, the degree to which we make use of the large quantity of data we collect about images and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection is currently over 23 million images to date, making it one of the largest libraries of its kind.

        Even as we have invested in our key growth drivers of customer acquisition, customer experience improvement and content acquisition, we have delivered strong profitability. In 2012, our net income was $47.5 million and net cash from operating activities was $45.5 million. In the same period, Adjusted EBITDA, non-GAAP net income, and Free Cash Flow were $34.8 million, $28.0 million and $41.5 million, respectively. See Part II, Item 6 of this Annual Report on Form 10-K under the heading "Selected Financial Data—Non-GAAP Financial Measures."

        From September 7, 2007 through October 5, 2012, we operated as a New York limited liability company (the "LLC"). In May 2012, in connection with the filing of a registration statement for our initial public offering (the "IPO"), we formed Shutterstock, Inc., a Delaware corporation, as a wholly-owned subsidiary of the LLC. On October 5, 2012, the Company reorganized by way of a merger of the LLC with and into Shutterstock, Inc., with Shutterstock, Inc. surviving in the merger (the "Reorganization").

        On October 16, 2012, we completed our IPO of 5,175,000 shares of common stock, including 675,000 shares sold as a result of the underwriters' exercise of their overallotment option, at a price of $17.00 per share. The IPO resulted in net proceeds to the Company of approximately $81.8 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with the offering of $4.9 million.

        Additionally, upon consummation of the Reorganization, we recognized the following one-time acceleration charges for non-cash stock-based compensation:

  •
  a charge of approximately $2.4 million, net of estimated forfeitures, in connection with a the removal of the change of control condition for our VAR Plan awards and exchanging them for stock options; and

  •
  a charge of approximately $0.5 million in connection with the removal of the change of control condition from the Profits Interest Agreement entered into with a Company employee.

        Upon the effectiveness of the our registration statement on Form S-1 (File No. 333-181376) for our IPO on October 10, 2012, we incurred a one-time acceleration for non-cash equity-based compensation of approximately $3.6 million in connection with the accelerated vesting of 50% of the unvested portion of the profits interest award granted to an executive officer and related issuance of 302,917 shares of common stock which was based on the exchange date fair value. There are 124,732 shares of common stock unvested as of December 31, 2012.

Key Operating Metrics

        In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in millions, except revenue per download)
Paid downloads (during period)	76.0	58.6	44.1
Revenue per download (during period)	$2.23	$2.05	$1.88
Images in collection (end of period)	23.3	17.4	13.3

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

Revenue per Download

        We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period. This metric captures both changes in our pricing as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others. For example, when a customer pays $49.00 for five On Demand images, we earn more revenue per download ($9.80) than when a customer purchases a one-month subscription for $249.00 and downloads 100 images during the month ($2.49). Over the last three years, revenue from each of our purchase options has grown, however our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand purchase options. Due to this change in product mix, our revenue per download has increased steadily over the last three years.

Images in Collection

        We define images in collection as the total number of photographs, vectors and illustrations available to customers on shutterstock.com at any point in time. We record this metric as of the end of a period. Offering a large selection of images allows us to acquire and retain customers and, therefore, we believe that broadening our selection of high-quality images is an important driver of our revenue growth.

Basis of Presentation

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

however, subscription revenue is recognized on a straight-line basis over the subscription period. We generate On Demand revenue through the sale of fixed packages of downloads varying in quantity from 1 image to 25 images. We also generate On Demand revenue through Bigstock via the sale of both credits plans (which enable a customer to purchase a fixed number of credits which can then be utilized to download images anytime within one year) and Pay As You Go pricing (which provides for simple cash pricing of individual images). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images are downloaded or when the right to download images expires (typically 365 days after purchase). We provide a number of other purchase options which together represented approximately 10% and 8% of our revenue in 2012 and 2011, respectively. These purchase options include custom accounts (for customers that need multi-seat access, invoicing, higher or unlimited indemnification or a higher volume of images) and video footage (which are sold both individually and in fixed packages). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images or videos are downloaded or when the right to download expires, typically 365 days after purchase. Some of our larger custom accounts are invoiced at or after the time of sale and pay us on credit terms. Some custom accounts pay in quarterly installments over the course of an annual commitment.

        Our deferred revenue consists of paid but unrecognized subscription revenue, On Demand revenue, and other revenue. Deferred revenue is recognized as revenue when images or videos are downloaded (On Demand), through the passage of time (subscriptions) or when credits or the right to download images or videos expire, and when all other revenue recognition criteria have been met.

Costs and Expenses

        Cost of Revenue.    Cost of revenue consists of royalties paid to contributors, credit card processing fees, image and video review costs, customer service expenses, the infrastructure costs related to maintaining our websites and associated employee compensation and non-cash equity-based compensation, facility costs and other supporting overhead costs. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future as our revenue grows.

        Sales and Marketing.    Sales and marketing expenses include third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing expenses also include associated employee compensation and non-cash stock compensation, commissions and benefits as well as facility and other supporting overhead costs. We expect sales and marketing expenses to increase in absolute dollars in the foreseeable future as we continue to invest in new customer acquisition.

        Research and Development.    Research and development expenses consist of headcount expenses, including salaries, non-cash stock compensation, benefits and bonuses for salaried employees and contractors engaged in product management, design, development and testing of our websites and products. Research and development costs also include facility and other supporting overhead costs. We expense research and development expenses as incurred. We expect research and development expenses to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and enhancing the functionality of our existing products.

        General and Administrative.    General and administrative expenses include employee salaries and non-cash stock compensation and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology and other administrative personnel. In addition, general and administrative expenses include outside legal and accounting services, facilities costs and other supporting overhead costs. We expect to incur incremental general and administrative expenses to support our growth and to support operating as a public company.

        Provision for Income Taxes.    Historically, we filed our income tax return as a "pass through" New York limited liability company for federal and state income tax purposes and were subject to taxation on allocable portions of our net income and other taxes based on various methodologies employed by taxing authorities in certain localities. As a limited liability company, we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, are subject to income tax on their allocated share of our earnings. Historically, we generally made monthly distributions to our members under the terms of the LLC's operating agreement, and subject to our operating cash needs. On October 5, 2012, we reorganized from a limited liability company to a Delaware corporation. Our operating income tax rate has increased significantly as we are now subject to federal, state and city income tax at the Company level. See Note 5 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K

        As we expand our operations outside of the United States, we may become subject to taxation based in non-US jurisdictions and our effective tax rate could fluctuate accordingly.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$169,616	$120,271	$82,973
Operating expenses:
Cost of revenue	64,676	45,504	32,353
Sales and marketing	45,107	31,929	17,820
Product development	16,330	9,777	4,591
General and administrative	21,651	10,171	8,414

Total operating expenses	147,764	97,381	63,178
Income from operations	21,852	22,890	19,795

Other income (expense), net	(47)	10	19
Income before income taxes	21,805	22,900	19,814

(Benefit) provision for income taxes	(25,738)	1,036	876

Net income	$47,543	$21,864	$18,938

        The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2012	2011	2010
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	38	38	39
Sales and marketing	26	27	21
Product development	10	8	6
General and administrative	13	8	10

Total operating expenses	87	81	76

Income from operations	13	19	24
Other income (expense), net	0	0	0

Income before income taxes	13	19	24
(Benefit) provision for income taxes	(15)	1	1

Net income	28%	18%	23%

Comparison of the Years Ended December 31, 2012 and December 31, 2011

        The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$169,616	$120,271	$49,345	41%
Operating expenses:
Cost of revenue	64,676	45,504	19,172	42
Sales and marketing	45,107	31,929	13,178	41
Research and development	16,330	9,777	6,553	67
General and administrative	21,651	10,171	11,480	113

Total operating expenses	147,764	97,381	50,383	52

Income from operations	21,852	22,890	(1,038)	(5)
Other income / (expense)	(47)	10	(57)	(570)

Income before income taxes	21,805	22,900	(1,095)	(5)
(Benefit) provision for income taxes	(25,738)	1,036	(26,774)	*

Net income	$47,543	$21,864	$25,679	* %

*
Not Meaningful

Revenue

        Revenue increased by $49.3 million, or 41%, to $169.6 million in 2012 compared to 2011. This increase in revenue was primarily attributable to growth in paid downloads and an increase in revenue per download. In 2012 and 2011, respectively, we delivered 76.0 million and 58.6 million paid downloads, and our average revenue per download increased to $2.23 from $2.05. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. Comparing 2012 to 2011, revenue from North America increased to 35% from 34% while revenue from Europe decreased to 37% from 40% and revenue from the rest of the world increased to 28% from 26%.

Cost and Expenses

        Cost of Revenue.    Cost of revenue increased by $19.2 million, or 42%, to $64.7 million in 2012 compared to 2011. Royalties increased $1453 million, or 42%, driven by an increase in downloads from existing and new customers. Credit card charges increased $0.9 million or 17% driven by an increase in card volume activity in 2012. Employee-related costs increased $1.8 million, or 72%, driven by increased average headcount in customer service, content and website operations to 46 at year-end 2012 from 35 employees at year-end 2011 to support increased customer volume, a more robust website infrastructure and the one time acceleration and vesting post reorganization of non-cash equity-based compensation in the amount of $0.2 million. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $1.9 million, or 76%, to $4.3 million in 2012 compared to 2011.

        Sales and Marketing.    Sales and marketing expenses increased by $13.2 million, or 41%, to $45.1 million in 2012 compared to 2011. Advertising expenses increased by $6.8 million, or 27%, as compared to the prior period, as a result of increased spending on both online and offline advertising, including spending on both search and display advertising globally. Employee-related expenses increased by $4.9 million, or 103%, driven by increases in sales and marketing average headcount to 63 employees at year-end 2012 from 36 employees at year-end 2011, increased sales commissions as a result of growing revenue from direct sales and the one time acceleration and vesting post reorganization of non-cash equity-based compensation in the amount of $0.8 million.

        Research and Development.    Research and development expenses increased by $6.6 million, or 67%, to $16.3 million in 2012 compared to 2011. Employee-related costs increased by $5.3 million or 78%, driven by increases in product, engineering and quality assurance average headcount to 76 employees at year-end 2012 from 54 employees at year-end 2011 and the one time acceleration and vesting post reorganization of non-cash equity-based compensation in the amount of $1.7 million. The increased average headcount costs were driven by an increasing number of research and development initiatives for our websites, including significant and ongoing efforts to improve our search capabilities. In addition, consulting costs increased by $0.7 million primarily due to costs associated with outsourced development and quality assurance services related to employee headcount growth.

        General and Administrative.    General and administrative expenses increased by $11.5 million, or 113%, to $21.7 million in 2012 compared to 2011. Employee-related expenses increased by $7.2 million, or 115%, driven by increases in finance, legal, human resources, internal information technology and business intelligence personnel average headcount to 35 employees at year-end 2012 from 24 employees at year-end 2011 to support the growth in our revenue and the infrastructure necessary to operate as a public company. Included in the employee-related expense increase is non-cash equity-based compensation increase in the amount of $5.6 million related to the one time acceleration and vesting post Reorganization of non-cash equity-based compensation in the amount of $4.9 million and vesting of a common member's ownership interest in the amount of $0.7 million, as more fully described in Note 9 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, professional fees increased by $1.3 million, or 128%, because of additional expenses associated with incremental fees related to being a public company.

        Income Taxes.    In 2012, we recorded a one-time non-cash tax benefit of $28.8 million as a result of recognition of deferred tax assets resulting from our tax status change to be subject to taxation as a corporation commencing October 5, 2012. The computation of the effective tax rate includes earnings incurred prior to October 5, 2012 when we were subject to New York City unincorporated business tax as a partnership. Our on-going effective corporate tax rate is expected to be approximately 40% as compared to our historical effective tax rate of approximately 2% and, therefore, comparison of effective tax rate would result in a comparison that is not meaningful as more fully described in Note 5 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2011 and December 31, 2010

        The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$120,271	$82,973	$37,298	45%
Operating expenses:
Cost of revenue	45,504	32,353	13,151	41
Sales and marketing	31,929	17,820	14,109	79
Research and development	9,777	4,591	5,186	113
General and administrative	10,171	8,414	1,757	21

Total operating expenses	97,381	63,178	34,203	54

Income from operations	22,890	19,795	3,095	16
Interest income	10	19	(9)	(47)

Income before income taxes	22,900	19,814	3,086	16
Provision for income taxes	1,036	876	160	18

Net income	$21,864	$18,938	$2,926	15%

Revenue

        Revenue increased by $37.3 million, or 45%, to $120.3 million in 2011 compared to 2010. This increase in revenue was primarily attributable to growth in paid downloads and an increase in revenue per download. In 2011 and 2010, respectively, we delivered 58.6 million and 44.1 million paid downloads, and our average revenue per download increased to $2.05 from $1.88. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. Comparing 2011 to 2010, revenue from North America remained unchanged at 34% while revenue from Europe decreased to 40% from 41% and revenue from the rest of the world increased to 26% from 25%.

Cost and Expenses

        Cost of Revenue.    Cost of revenue increased by $13.2 million, or 41%, to $45.5 million in 2011 compared to 2010. Royalties increased $10.8 million, or 47%, driven by an increase in downloads from existing and new customers. Credit card charges remained substantially unchanged at $5.1 million as increasing card volume in 2011 was offset by significantly lower credit card processing fees per transaction as we switched the majority of our credit card processing to a new vendor in 2011. Employee-related costs increased $1.1 million, or 60%, driven by increased headcount in customer service, content and website operations to 37 at year-end 2011 from 31 employees at year-end 2010 to support increased customer volume and a more robust website infrastructure.

        Sales and Marketing.    Sales and marketing expenses increased by $14.1 million, or 79%, to $31.9 million in 2011 compared to 2010. Advertising expenses, the largest component of our sales and marketing expenses, accounted for approximately 86% of that increase, as such expenses increased by $12.1 million, or 89%, as compared to the prior period, as a result of increased spending on both online and offline advertising, including spending on both search and display advertising globally. Employee-related expenses increased by $1.4 million, or 41%, driven by increases in sales and marketing headcount to 40 employees at year-end 2011 from 36 employees at year-end 2010 and increased sales commissions as a result of growing revenue from direct sales. These cost increases were partially offset by the closure of our telesales call center in Saratoga Springs, New York, which had expenses of $0.9 million in 2010.

        Research and Development.    Research and development expenses increased by $5.2 million, or 113%, to $9.8 million in 2011 compared to 2010. Employee-related costs increased by $3.3 million or 94%, driven by headcount increases in product, engineering and quality assurance to 63 employees at year-end 2011 from 33 employees at year-end 2010. The increased headcount costs were driven by an increasing number of research and development initiatives for our websites, including significant and ongoing efforts to improve our search capabilities. In addition, recruiting expenses increased by $0.6 million, and consulting costs increased by $0.5 million primarily due to costs associated with outsourced development and quality assurance services.

        General and Administrative.    General and administrative expenses increased by $1.8 million, or 21%, to $10.2 million in 2011 compared to 2010. Employee-related expenses increased by $1.3 million, or 67%, as we increased finance, legal, human resources, internal information technology and business intelligence personnel to 29 employees at year-end 2011 from 19 employees at year-end 2010 to support the growth in our revenue and the infrastructure necessary to operate as a public company. Non-cash equity-based compensation expense increased by $1.0 million, or 91%, due to the ongoing vesting of a common member's ownership interest, as more fully described in Note 9 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. In 2011, post-acquisition service compensation related to a former employee of Bigstock decreased by $0.6 million.

        Income Taxes.    Income tax expense increased by $0.2 million, or 18%, to $1.0 million in 2011 compared to 2010 due to increased New York City unincorporated business tax resulting from increased taxable income.

Liquidity and Capital Resources

        As of December 31, 2012, we had cash and cash equivalents of $102.1 million, which primarily consisted of money market mutual funds and checking accounts. Since inception, we have financed our operations primarily through cash flow generated from operations. Historically, our principal uses of cash have been funding our operations, capital expenditures and distributions to members. On October 4, 2012, we made a final distribution to members constituting approximately all of the cash generated from the operations of the LLC, since the last distribution to members and any other cash and cash equivalents on hand at the time of the distribution, other than any amounts received under the term loan facility, as described below. Following this final distribution, no additional distributions were made to members of the LLC. Additionally, following the Reorganization, our tax rate and related tax payments have increased significantly as we became subject to federal, state and additional city income tax.

        As discussed in greater detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing Transactions" below, we entered into a term loan facility in September of 2012 that provided for a $12 million term loan. Following the final distribution to members described above, the borrowings from the term loan facility were and will continue to be used to fund the short-term capital needs of our operations following the final distribution to members described above and our IPO. On December 24, 2012, we paid down $6.0 million of the term loan. Additionally, we believe our existing cash and cash equivalents and cash flow generated from operations will be sufficient to meet our working capital and capital expenditure for at least the next twelve months and repay the remainder of the term loan facility by its due date on September 21, 2013.

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

        On October 16, 2012, we completed our IPO of 5,175,000 shares of common stock, including 675,000 shares sold as a result of the underwriters' exercise of their overallotment option, at a price of $17.00 per share. The IPO resulted in net proceeds to the Company from the offering of approximately $81.8 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with the offering of $4.9 million.

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

        On December 24, 2012, we paid down $6.0 million of our term loan facility. As of December 31, 2012, we had $6.0 million in outstanding borrowings under the term loan facility.

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

        Amounts under the term loan facility may become due upon certain events of default including, among others, failure to comply with the term loan facility's covenants, bankruptcy, default on certain other indebtedness or a change in control. The default rate under the term loan facility is an additional 2.00% per annum over the otherwise applicable rate.

        All obligations under the term loan facility are secured by substantially all of our assets, other than our intellectual property.

        At December 31, 2012, we were in compliance with the financial covenants and other covenants applicable to us under the term loan facility.

Sources of Funds

        We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, including borrowings under our term loan facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Uses of Funds

        Capital Expenditures.    Consistent with previous periods, future capital expenditures will focus on acquiring additional servers and network connectivity hardware and software, leasehold improvements and furniture and fixtures related to office expansion and general corporate infrastructure. We anticipate capital expenditures of approximately $11.0 million for 2013. See Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding capital expenditures for the twelve months ended December 31, 2012.

Historical Trends

        The following table summarizes our cash flow data for 2012, 2011 and 2009, respectively.

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Net cash provided by operating activities	$45,534	$39,547	$28,726
Net cash (used in) investing activities	$(4,259)	$(3,419)	$(1,219)
Net cash provided by(used in) financing activities(1)	$46,724	$(28,575)	$(25,900)

(1)
Comprised of distributions to LLC members for years ended 2012, 2011, and 2010. Includes net proceeds from the IPO and proceeds offset by repayments of the term loan facility for year ended 2012. No further distributions to members were made following the Reorganization.

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

        In 2012, net cash provided by operating activities was $45.5 million, an increase of 15% compared to the same period in 2011, including net income of $47.5 million which reflected a one-time non-cash tax benefit of $28.8 million as a result of recognition of deferred tax assets resulting from our tax status change to be subject to taxation as a corporation and non-cash compensation of $10.4 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $9.5 million, primarily related to an increase in both subscription and On Demand revenue. Accounts payable and other operating liabilities increased by $6.2 million as trade payables grew in both average size and volume and payroll costs increased due to headcount expansion. Contributor royalties payable increased by $1.7 million due to increasing royalty expenses generated by increased customer download activity.

        In 2011, net cash provided by operating activities was $39.5 million, an increase of 38% compared to 2010, including net income of $21.9 million and non-cash compensation of $2.1 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $8.8 million, primarily related to an increase in both subscription and On Demand revenue. Accounts payable increased by $5.7 million as trade payables grew in both average size and volume. Additionally, we changed the payment date of our annual performance bonuses and the payment date of a significant trade payable, which together accounted for $2.9 million of the increase. Contributor royalties payable increased by $1.3 million due to increasing royalty expenses generated by increased customer download activity.

        In 2010, net cash provided by operating activities was $28.7 million, an increase of 6% compared to 2009, including net income of $18.9 million and non-cash compensation of $1.1 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $5.4 million primarily related to an increase in revenue, and an increase in contributor royalties payable of $1.1 million due to increased royalty expenses generated by increased customer download activity.

  Investing Activities

        Our investing activities have consisted primarily of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of software and website development costs.

        Cash used in investing activities in 2012 was $4.3 million, consisting entirely of capital expenditures, primarily for server and office equipment.

        Cash used in investing activities in 2011 was $3.4 million, primarily consisting of capital expenditures, primarily for server equipment, office equipment and capitalized website development costs.

        Cash used in investing activities in 2010 was $1.2 million, primarily consisting of capital expenditures, primarily for server and office equipment.

  Financing Activities

        In 2012, net cash provided by financing activities was $46.7 million and comprised primarily of proceeds from our IPO, net of issuance costs, of $81.8 million and proceeds from our term loan facility of $12.0 million. We historically made monthly distributions to our LLC members typically equaling the cash in excess of that required for general working capital. In connection with the Reorganization, these distributions ceased, with the final distribution to members occurring on October 4, 2012. These monthly distributions, including the final distribution totaled $36.0 million during 2012. In addition we paid $4.9 million related to offering costs and paid down $6.0 million of our term loan facility.

        In the years ended December 31, 2011 and 2010, cash used in financing activities was $28.6 million and $25.9 million, respectively, consisting entirely of distributions to members.

Contractual Obligations and Commitments

        We lease office facilities in New York, New York, under operating lease agreements that expire from 2013 to 2015. We also have various co-location agreements with third-party hosting facilities that expire in 2012 and 2013. We anticipate leasing additional office space and increasing our co-location facilities, consistent with our historical business model. Additionally, we have a term loan facility that is due in September 21, 2013 as discussed in "Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing Transactions." We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. Our future minimum payments under non-cancelable operating leases and purchase obligations are as follows as of December 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$2,296	$1,669	$418	$209	$—
Co-location obligations	1,442	1,059	383	—	—
Term loan facility	6,000	6,000	—	—	—
Purchase obligations	1,968	1,216	560	192	$—

Total	$11,706	$9,944	$1,361	$401	$—

        We expanded our office facilities in our current location during 2012 under an operating lease agreement that expires in November 2013. Additionally, we expanded our co-location agreements with third-party hosting facilities due to our business growth and entered into a new software license agreement to accommodate our business growth, which agreements expire between 2013 and 2015. We also enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements for damages directly attributable to a breach by us. We are not responsible for any damages, costs, or losses to the extent such damages or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is limited to $10,000. We offer certain of our customers greater levels of indemnification, including unlimited indemnification. We have experienced nominal losses to date as a result of the indemnification we offer and, as such, our reserves for indemnification-related losses are also nominal. We believe that we have the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

Off-Balance Sheet Arrangements

        As of December 31, 2012, 2011 and 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to goodwill, intangibles, equity-based compensation, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, stock based compensation, accounting for non-income and income taxes, goodwill and intangible assets and advertising costs have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Emerging Growth Company

        Section 107 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we have chosen to opt out of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

        We will continue to evaluate the benefits of relying on other reduced reporting requirements provided by the JOBS Act from time to time until we are no longer subject to the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company", we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

Revenue Recognition

        All revenue, net of refunds, is generated from the license of digital content through subscription or usage based purchase options. These purchase options include: subscription, On Demand, Pay As You Go, which was introduced in July 2011, and credit packs. We recognize revenue when the following four criteria are met: there is persuasive evidence of an arrangement; performance or delivery of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. We consider persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon either the ratable passage of time over the contract period, a usage basis or upon the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since substantially all of our customers purchase products by making electronic payments at the time of a transaction with a credit card. We established a chargeback allowance based on factors surrounding historical credit card chargeback trends and other information. As of December 31, 2012 and 2011, we recorded a chargeback allowance of $0.1 million as of each period, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers and transaction history with existing customers. We established a bad debt allowance of $0.2 million and $0.3 million, respectively, as of December 31, 2012 and 2011. There was no need for a bad debt allowance as of December 31, 2010. Any cash received in advance of revenue recognition is recorded as deferred revenue.

        Subscription plans range in length from thirty days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. On Demand plans are for a one-year term and permit the customer to download up to a fixed quantity of images. On Demand revenues are recognized at the time the customer downloads the digital content on an image by image basis. Revenue related to unused image downloads, if any, is recognized in full at the end of the plan term. Pay As You Go plans provide for individual image downloads. We recognize revenue as the customer downloads images. Credit-pack plans are for a one-year term and provide for the customer to purchase a fixed number of credits which can then be utilized to download images. The number of credits utilized for each download will depend on the image size and format. Credit-pack revenues are recognized based on customer usage on a per credit basis as images are downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. We recognize revenue from our four types of plans on a gross basis in accordance with the authoritative guidance on principal agent considerations, as we are the primary obligor in the arrangement, we have latitude in establishing the product's price, we perform a detailed review of the digital content before accepting it into our collection to ensure it is of high quality before it may be purchased by our customers, we can reject contributor's images in our sole discretion and we have credit risk.

        Customers typically pay in advance (or upon commencement of term) via credit card, wire or check. Fees paid or invoiced in advance are deferred and recognized as described above. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms. We do not generally offer refunds or the right of return to our customers. There are situations in which a customer may receive a refund which is determined on a case-by-case basis. As we grow our direct sales and custom accounts revenue, a larger percentage of our revenue will be invoiced and collected on credit terms.

        We also license digital content to customers through third party resellers. We contract with third party resellers around the world to access markets where we do not have a significant presence. Third party resellers sell our products directly to end-user customers and remit a fixed amount to us based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether our revenue should be reported on a gross or net basis with respect to our reseller program, we followed the authoritative guidance in ASC 605-45 Principal Agent Considerations. We recognize revenue on a net basis in accordance with the type of plan sold, consistent with the plan descriptions above. We generally do not offer refunds or the right of return to resellers.

Allowance for Doubtful Accounts

        Our accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts if required. We determine our allowance for doubtful accounts based on the evaluation of the aging of our accounts receivable and on a customer-by-customer analysis of our high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. As of December 31, 2012 and 2011, we recorded an allowance for doubtful accounts of $0.2 million and $0.3 million, respectively. As of December 31, 2010, the Company determined there was no allowance needed.

Equity-Based Compensation

        Between June 7, 2007 and October 5, 2012, we were organized as a limited liability company. Beginning in 2011, we granted equity rights similar to options under our Value Appreciation Rights Plan ("VAR Plan") in the form of value appreciation rights (the "VAR Plan awards"). Each VAR Plan award had an exercise price, a vesting period and an expiration date, in addition to other terms and conditions similar to typical equity option grant terms and conditions. The VAR Plan awards were subject to a time-based vesting requirement and a condition that a change of control occur for a payment to trigger with respect to the VAR Plan awards. In connection with the Reorganization, all of the VAR Plan awards were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. with only a time-based vesting requirement, which were granted pursuant to our 2012 Omnibus Equity Incentive Plan (the "2012 Plan").

        We measure and recognize equity-based compensation expense for all equity-based payment awards made to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        We use the Black-Scholes option-pricing model to determine the fair value of stock options and other equity-based awards granted pursuant to the 2012 Plan or outside the 2012 Plan, stock purchased pursuant to the 2012 Employee Stock Purchase Plan (the "2012 ESPP") and the VAR Plan awards, which are discussed further in Note 9, Equity-Based Compensation, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the twelve months ended December 31, 2012.

        The determination of the grant date fair value using an option-pricing model requires judgment and as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of the common ownership interest pre-IPO, our closing market price at the grant date post-IPO, the expected unit price volatility over the expected term of the awards, awards' exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

  •
  Fair Value of Common Stock/Membership Unit.  Prior to completion of the IPO, our fair value of common ownership interest was estimated internally and approved by the Board of Managers (the "BOM") because we were not publicly traded. Our intention upon granting VAR Plan awards was for the granted award to have exercisable price per unit that was not less than the per unit fair value of our common equity on the date of grant. The valuations of our common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset. The assumptions used in the valuation model were based on future expectations combined with our judgment. In the absence of a public trading market, we exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, our history and introduction of new functionality and services, our stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for our common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. We also obtained independent third party valuations on a periodic basis. After October 11, 2012, the date our common stock began trading on the NYSE, the grant date fair value for stock-based awards will be based on the closing price of our common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards shall be the closing price of our common stock on the NYSE on the relevant date.

  •
  Expected Term.  The expected term was estimated using the simplified method allowed under Securities and Exchange Commission ("SEC") guidance.

  •
  Volatility.  As we do not have a trading history for our common ownership interest pre-IPO or a significant range of our common stock post-IPO, the expected price volatility for the common ownership interest and common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the VAR Plan awards and stock options granted post-IPO. Industry peers consist of several public companies similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in the industry peers' common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company's own common stock becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

  •
  Risk-free Interest Rate.  The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of for each award group.

  •
  Dividend Yield.  The Company has historically paid cash dividends or distributions to its members. Post-IPO, the Company does not intend to pay cash dividends or distributions in the foreseeable future. As a result, the Company used an expected dividend yield of zero.

        If any of the assumptions used in the Black-Scholes model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan, the 2012 ESPP and VAR Plan are subject to a time-based vesting requirement. The majority of stock option awards granted under the 2012 Plan vest over four years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate in the 2012 ESPP. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with our Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. As of December 31, 2011, no equity-based compensation expense had been recognized with respect to the VAR Plan awards because the qualifying event had not occurred. As of December 31, 2010, there were no VAR Plan awards outstanding. As a result of the completion of the IPO, the Company began recording share-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of common stock of Shutterstock, Inc. as part of the Reorganization.

        For any equity-based awards that qualified for liability classification pre-IPO, we have elected to use the intrinsic value method to value the common membership interest in accordance with authoritative guidance on stock compensation. See Note 9, Equity-Based Compensation, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

        The total non-cash stock-based compensation expense we recognized is approximately $10.4 million, $2.1 million, and $1.1 million, during the fiscal years ending December 31, 2012, 2011, and 2010, respectively.

Income Taxes

        The Company filed its income tax returns as a limited liability company and was taxed as a "pass through" partnership for federal and state income tax purposes for all periods prior to its Reorganization on October 5, 2012. For all periods prior to the Reorganization, the Company recognized no federal and state income taxes, as the members of the LLC, and not the Company itself, were subject to income tax on their allocated share of the Company's earnings. However, the Company was subject to taxation on allocable portions of its net income or other taxes based on various methodologies employed by taxing authorities in certain localities. The Company generally made monthly dividend distributions to its members under the terms of the LLC's operating agreement, subject to the Company's operating cash needs.

        Effective upon the Reorganization, we became a Delaware corporation, and therefore became subject to federal and state tax expense. As a result of this tax status change, the Company recorded an incremental net deferred tax asset and a one-time non-cash tax benefit of $28,811.

        The Company will file tax returns as a partnership for the period from January 1, 2012 through October 5, 2012 and will file tax returns as a corporation for the period from October 6, 2012 through December 31, 2012.

        The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company's tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit or lapses in statutes of limitations. Any reserve for uncertain tax provisions is included in the income tax provision. Penalties and interest, if any, on uncertain tax positions are included in income tax expense. During the years ended December 31, 2012 and 2011, the Company recorded an unrecognized tax benefit in the amount of $745 and $60, respectively, for uncertain tax positions related to tax positions taken in prior years. During the year ended December 31, 2010, the Company did not record any unrecognized tax benefits. If these unrecognized tax benefits are ultimately recognized, the Company's effective tax rate may be impacted in future periods.

        The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company did not accrue or pay any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010.

        The Company assessed the realizability of deferred tax assets and determined that based on the available evidence, including a history of taxable income and estimates of future taxable income, it is more likely than not that the deferred tax assets will be realized. The Company will continue to evaluate its ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates, the Company will adjust these estimates in future periods, which may result in a change in the effective tax rate in a future year.

        The Company is subject to requirements for non-income taxes, including payroll, value-added and sales-based taxes. Where appropriate, the Company has made accruals for these matters, which are reflected in the Company's consolidated financial statements.

Goodwill and Intangible Assets

        Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to our reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. As a result of a combination of factors in the second quarter of 2012, we concluded that a triggering event had occurred in the Bigstockphoto, Inc. ("Bigstock") reporting unit indicating a potential impairment and a step 1 impairment test was performed as of June 30, 2012. As a result of performing the step 1 test for goodwill impairment in the second quarter of 2012, we concluded that the fair value of the Bigstock reporting unit exceeded the carrying value. Therefore, there was no requirement to perform step 2 of the analysis and we concluded that there is no impairment of goodwill for the Bigstock reporting unit. If the June 30, 2012 fair value estimate declined by as much as 20%, the estimated fair value of the Bigstock reporting unit would still exceed the carrying value. Based on the results of the goodwill impairment annual assessment as of October 1, 2012, we concluded that the fair value of its reporting unit is more than its carrying amount, and therefore no adjustment to the carrying value of goodwill was necessary. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements. See Note 2, Goodwill and Intangibles, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Advertising Costs

        We expense the cost of advertising and promoting our products as incurred. The majority of our advertising costs are related to search engine marketing and other online advertising and, to a lesser extent, tradeshow participation, print, advertising, affiliate marketing and general branding and market awareness efforts.

Recent Accounting Pronouncements

        See Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, which is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risks in the ordinary course of our business, including risks related to interest rate fluctuation, foreign currency exchange rate fluctuation and inflation.

Interest Rate Fluctuation Risk

        Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio's fair value is not particularly sensitive to interest rate changes. We determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

        In addition, on September 21, 2012, we entered into a loan and security agreement that provides for a $12.0 million term loan facility. The term loan bears interest, at our option, at either the prime rate minus 0.75% or at LIBOR plus 2.00%. As of December 31, 2012, we had $6.0 million in outstanding borrowings under the term loan facility. We do not believe an increase in interest rates of

1 percentage point would have a material effect on interest expense, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Risk

        Revenues derived from customers residing outside North America as a percentage of total revenue was approximately 65% in 2012, 2011 and 2010. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35% in each of 2012, 2011 and 2010. We have foreign currency risks related to foreign-currency denominated revenues. All amounts owed and paid to our foreign contributors are denominated and paid in U.S. Dollars. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollars, will negatively affect our revenue and other operating results as expressed in U.S. Dollars. Based on our 2012 foreign currency denominated revenue, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.

        Because we have determined our functional currency to be the U.S. Dollar, we have not experienced material fluctuations in our net income as a result of translation gains or losses. During 2012, 2011 and 2010, our foreign currency transaction gains and losses were immaterial. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk

        We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-33 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        In connection with the audit of our financial statements as of and for the year ended December 31, 2011, we identified a material weakness in our internal control over financial reporting with respect to our tax compliance process. Specifically, it was determined that we did not have adequate procedures and controls to appropriately comply with, and account for, certain non-income tax regulations. These non-income tax issues related to underpayment of international consumption tax, sales and use tax and royalty withholdings compliance. While we have begun taking numerous steps to remediate the underlying causes of the material weakness during 2012, primarily through updating our systems in order to collect the necessary data and taxes to comply with our required tax compliance processes, we have not fully remediated this material weakness as of December 31, 2012.

        Based on the evaluation of our disclosure controls and procedures, and as a result of the material weakness described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were not effective as of December 31, 2012. Notwithstanding the material weakness described above, management believes that the disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

        Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Officers and Corporate Governance

        We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. The Code of Business Conduct and Ethics is available on our investor relations website at http://investor.shutterstock.com in the Corporate Governance section. We will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

        The other information required by Item 10 of this Annual Report on Form 10-K will be included in our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (our "Proxy Statement"), which we expect to file not later than 120 days after the end of the fiscal year to which this report relates, and which is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 11 of this Annual Report on Form 10-K will be included in our Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year to which this report relates, and which is incorporated herein by reference.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

        The information required by Item 12 of this Annual Report on Form 10-K will be included in our Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year to which this report relates, and which is incorporated herein by reference.

Item 13.    Certain Relationships And Related Transactions, And Director Independence

        The information required by Item 13 of this Annual Report on Form 10-K will be included in our Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year to which this report relates, and which is incorporated herein by reference.

Item 14.    Principle Accountant Fees And Services

        The information required by Item 14 of this Annual Report on Form 10-K will be included in our Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year to which this report relates, and which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) The following documents are included as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Exhibits

        See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Shutterstock, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity/members' deficit and of cash flows present fairly, in all material respects, the financial position of Shutterstock, Inc. (formerly Shutterstock Images LLC) and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 1, 2013

SHUTTERSTOCK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$102,096	$14,097
Credit card receivables	1,373	964
Accounts receivable, net	1,738	647
Prepaid expenses and other current assets	2,008	1,554
Deferred tax assets	18,760	644
Due from related party	—	168

Total current assets	125,975	18,074
Property and equipment, net	5,255	3,844
Intangible assets, net	1,040	1,029
Goodwill	1,423	1,423
Deferred tax assets	13,239	58
Restricted cash	182	427

Total assets	$147,114	$24,855

LIABILITIES, REDEEMABLE PREFERRED MEMBERS' INTEREST, MEMBERS' DEFICIT AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,606	$1,838
Accrued expenses	15,606	10,875
Contributor royalties payable	6,984	5,261
Deferred revenue	37,934	28,451
Term loan facility	6,000	—
Other liabilities	161	85

Total current liabilities	69,291	46,510
Other non-current liabilities	889	2,548

Total liabilities	70,180	49,058
Commitments and contingencies (Note 7)
Redeemable preferred members' interest	—	33,725
Stockholders' equity/members' deficit:
Common members' interest	—	5,699
Common stock, $0.01 par value; 200,000 shares authorized and 33,513 shares outstanding as of December 31, 2012; no shares were authorized and outstanding as of December 31, 2011	335	—
Additional paid-in capital	48,282	—
Retained earnings/accumulated deficit	28,317	(63,627)

Total stockholders' equity/members' deficit	76,934	(57,928)

Total liabilities, redeemable preferred members' interest, and stockholders' equity/members' deficit	$147,114	$24,855

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except For Share and Per Share Data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$169,616	$120,271	$82,973
Operating expenses:
Cost of revenue	64,676	45,504	32,353
Sales and marketing	45,107	31,929	17,820
Product development	16,330	9,777	4,591
General and administrative	21,651	10,171	8,414

Total operating expenses	147,764	97,381	63,178

Income from operations	21,852	22,890	19,795
Other (expense) income, net	(47)	10	19

Income before income taxes	21,805	22,900	19,814
(Benefit) provision for income taxes	(25,738)	1,036	876

Net income	$47,543	$21,864	$18,938
Less:
Preferred interest distributed	9,000	7,144	6,475
Preferred interest accretion	—	4,058	7,068
Undistributed (loss) earnings to participating shareholder/members	(4,086)	(2,692)	(3,659)

Net income available to common shareholders/members	$42,629	$13,354	$9,054

Net income (loss) per basic share available to common shareholders/members:
Distributed	$1.14	$1.03	$0.94
Undistributed	0.65	(0.39)	(0.50)

Basic	$1.79	$0.64	$0.44

Net income (loss) per diluted share available to common shareholders/members:
Distributed	$1.13	$1.03	$0.94
Undistributed	0.66	(0.39)	(0.50)

Diluted	$1.79	$0.64	$0.44

Weighted average shares outstanding:
Basic	23,785,299	20,849,242	20,770,041
Diluted	23,833,223	20,849,242	20,770,041

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/MEMBERS' DEFICIT

(In Thousands, Except Share Data)

		Common Stock
	Common Membership Capital			Additional Paid-in Capital	Accumulated Deficit/ Retained Earnings
		Shares	Amount			Total
Balance at January 1, 2010	$4,782	—	$—	$—	$(52,447)	$(47,665)
Common members' distribution	—	—	—	—	(19,425)	(19,425)
Equity-based compensation	917	—	—	—	—	917
Preferred members' interest accretion	—	—	—	—	(7,068)	(7,068)
Net income	—	—	—	—	18,938	18,938

Balance at December 31, 2010	5,699	—	—	—	(60,002)	(54,303)
Common members' distribution	—	—	—	—	(21,431)	(21,431)
Preferred members' interest accretion		—	—	—	(4,058)	(4,058)
Net income		—	—	—	21,864	21,864

Balance at December 31, 2011	5,699	—	—	—	(63,627)	(57,928)
Common members' distribution	—	—	—	—	(27,000)	(27,000)
Conversion to corporation	(5,699)	28,338,281	283	(36,114)	71,401	29,871
Equity-based compensation	—	—	—	7,558	—	7,558
Issuance of common stock in connection with the initial public offering, net of issuance costs of $11,085	—	5,175,000	52	76,838	—	76,890
Net income	—	—	—	—	47,543	47,543

Balance at December 31, 2012	$—	33,513,281	$335	$48,282	$28,317	$76,934

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,543	$21,864	$18,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,640	1,520	874
Deferred taxes	(31,300)	253	(293)
Non-cash equity based compensation	10,385	2,122	1,114
Bad debt reserve	326	256	—
Chargeback reserve	—	40	—
Amortization of deferred financing fees	41	—	—
Changes in operating assets and liabilities:
Credit card receivables	(409)	(261)	(1)
Accounts receivable	(1,417)	(553)	(350)
Prepaid expenses and other current and non-current assets	113	(1,211)	(170)
Due from related party	168	(24)	(47)
Accounts payable and other liabilities	6,238	5,735	2,200
Contributors royalties payable	1,723	1,302	1,100
Income taxes payable	—	(316)	(11)
Deferred revenue	9,483	8,820	5,372

Net cash provided by operating activities	$45,534	$39,547	$28,726
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,808)	(3,442)	(1,116)
Acquisition of intangibles	(254)	—	—
Security deposit (payment)/receipt	(197)	23	(103)

Net cash used in investing activities	$(4,259)	$(3,419)	$(1,219)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in initial public offering	81,811	—	—
Proceeds from term loan facility	12,000	—	—
Payment of term loan facility	(6,000)	—	—
Payment of term loan fee	(166)	—	—
Payment of offering fees	(4,921)	—	—
Members' distributions	(36,000)	(28,575)	(25,900)

Net cash provided by (used in) financing activities	$46,724	$(28,575)	$(25,900)
Net increase in cash and cash equivalents	87,999	7,553	1,607
Cash and cash equivalents—Beginning	14,097	6,544	4,937

Cash and cash equivalents—Ending	$102,096	$14,097	$6,544

Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$4,845	$1,225	$1,180
Interest	$67	—	—
Non-cash financing activities:
Preferred members' interest accretion	$—	$4,058	$7,068

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies

Summary of Operations

        Shutterstock, Inc. (the "Company" or "Shutterstock") operates an industry-leading global marketplace for commercial digital imagery. Commercial digital imagery consists of licensed photographs, illustrations and videos that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content. The Company licenses commercial digital imagery to its customers. Contributors upload their digital imagery to the Company's website in exchange for a royalty payment based on customer download activity. The Company maintains its primary office location in New York City.

Principles of Consolidation

        The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reorganization

        In May 2012, in connection with the filing of a registration statement for the Company's initial public offering (the "IPO"), Shutterstock Images LLC, a New York limited liability company (the "LLC") formed Shutterstock, Inc., a Delaware corporation, as a wholly-owned subsidiary of the LLC. On October 5, 2012, the LLC reorganized, by way of a merger of the LLC with and into Shutterstock. Inc. with Shutterstock, Inc. surviving in the merger (the "Reorganization"). In connection with this Reorganization, the preferred and common membership interests in the LLC, including any interests that vested upon the Reorganization, were exchanged for an aggregate of 28,338,281 shares of Shutterstock, Inc. common stock.

Initial Public Offering

        On October 16, 2012, the Company completed its IPO of 5,175,000 shares of common stock, including 675,000 shares sold as a result of the underwriters' exercise of their overallotment option, at a price of $17.00 per share. The IPO resulted in net proceeds to the Company of approximately $81,811 after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of $4,927.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company evaluates its significant estimates on an ongoing basis, including, but not limited to allowance for doubtful accounts, goodwill, intangibles, non-cash equity based compensation, income tax provisions and for certain non-income tax accruals. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Sales and Use Taxes

        Amounts charged to customers or paid on behalf of customers related to sales taxes, value-added taxes and other usage taxes are classified net of revenue.

Concentration of Credit and Contributor Risk

        At certain times, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with financial institutions of high quality.

        The Company's customers and contributors are located worldwide. The majority of the Company's customers purchase products by making electronic payments at the time of a transaction. The Company performs ongoing financial condition evaluations for its existing customers and performs credit evaluations for its new customers. Concentration of credit risk is limited due to the Company's large number of diversified customers. No single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2012, 2011 or 2010, respectively. As of December 31, 2012 and 2011, no single customer accounted for or exceeded 10% of credit card receivables. As of December 31, 2012, two customers accounted for 33% of accounts receivable, and as of December 31, 2011, four customers accounted for 56% of accounts receivable. The customers that accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2012 and 2011, accounted for less than 2% of total revenue for the years ended December 31, 2012 and 2011, respectively.

        No single contributor accounted for or exceeded 10% of contributor royalties for the years ended December 31, 2012, 2011 and 2010, respectively.

Fair Value Measurements

        The fair value framework under the Financial Accounting Standards Board ("FASB") guidance requires the categorization of assets and liabilities into three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

        The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, restricted cash, accounts payable, deferred revenue, and term loan facility carrying amounts approximate fair value because of the short maturity of these instruments. The Company currently has no other financial assets or liabilities that are measured at fair value.

        The Company's non-financial assets, which include property and equipment, intangibles and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

Cash and Cash Equivalents

        The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash primarily consists of balances in checking, savings and money market accounts, which are recorded at cost and approximate fair value and are considered a Level 1 measurement based on bank reporting.

Restricted Cash

        The Company's restricted cash relates to security deposits for leased office locations. As of December 31, 2012, the Company had $243 of restricted cash recorded in prepaid expenses and other current other assets that related to a leased office location that expires in 2013 and had $182 of restricted cash recorded in restricted cash that related to a leased office location that expires in 2015, respectively. The carrying value of restricted cash approximates fair value.

Credit Card Receivables

        The Company's credit card receivables represent amounts due from third party credit card processors. Such amounts generally convert to cash within three to five days with little or no default risk.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts if required. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. The Company's reserve contemplates its historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. As of December 31, 2012 and December 31, 2011, the Company recorded an allowance for doubtful accounts of $249 and $256, respectively.

Offering Costs

        Offering costs consist of legal, accounting, consulting and filing fees related to the IPO. The deferred offering costs were offset against proceeds from the IPO upon the effectiveness of the IPO. As of December 31, 2012 and December 31, 2011, the Company deferred $0 and $511, respectively, of offering costs which are included in prepaid expenses and other current assets.

Deferred Financing Fees

        The Company defers and amortizes certain financing costs related to its term loan facility. These costs are deferred and amortized over the term of the debt period. As of December 31, 2012 and December 31, 2011, the deferred financing fees balance was $125 and $0, respectively, which is included in prepaid and other current assets. Amortization of deferred financing costs amounted to

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

$41 for the year ended December 31, 2012. There was no amortization expense of deferred financing costs for the years ended December 31, 2011 and 2010.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Equipment	3 years
Furniture and fixtures	7 years
Purchased software	3 years
Leasehold improvements	Shorter of expected useful life or lease term

Capitalized Internal Use Software

        The Company accounts for the cost of computer software developed or obtained for internal use of its application service by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing them over the software's estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company's products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and payroll and payroll-related costs of employees directly associated with the development activities. The Company amortizes capitalized software over the expected period of benefit, which is three years, beginning when the software is ready for its intended use. For the years ended December 31, 2012 and 2011, the Company had gross capitalized costs of $605 and $459, respectively, which is included in property and equipment and amortization expense of $154 and $41, respectively, which is included in general and administrative expense. The Company had no amortized capital software expense for the year ended December 31, 2010. The Company's policy is to amortize such capitalized costs using the straight-line method over the estimated useful life.

Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges in 2012, 2011 or 2010.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

        Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to the Company's reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. Based on the results of the goodwill impairment assessment as of October 1, 2012, the Company concluded that the fair value of its reporting unit is more than its carrying amount, and therefore no adjustment to the carrying value of goodwill was necessary. As a result of a combination of factors in the second quarter of 2012, the Company concluded that a triggering event had occurred in the Bigstockphoto, Inc. ("Bigstock") reporting unit indicating a potential impairment and a step 1 impairment test was performed as of June 30, 2012. As a result of performing the step 1 test for goodwill impairment in the second quarter of 2012, management concluded that the fair value of the Bigstock reporting unit exceeded the carrying value. Therefore, there was no requirement to perform step 2 of the analysis and it was concluded that there is no impairment of goodwill for the Bigstock reporting unit. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements. See Note 2, Goodwill and Intangible Assets, for further discussion.

Revenue Recognition

        All revenue, net of refunds, is generated from the license of digital content through subscription or usage based plans. The Company's four plans are: subscription plans, On Demand plans, Pay As You Go, which was introduced in July 2011, and credit pack plans. The Company recognizes revenue when the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon either the ratable passage of time over the contract period, a usage basis or upon the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company's customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance based on factors surrounding historical credit card chargeback trends and other information. As of December 31, 2012 and 2011, the Company has recorded a chargeback allowance of $70 and $70, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

        Subscription plans range in length from thirty days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. On Demand plans are for a one-year term and permit the customer to download up to a fixed number of digital content. On-demand revenues are recognized at the time the customer downloads the digital content on a per unit basis. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term. Pay As You Go plans provide for individual image download. The Company recognizes

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

revenue as the customer downloads images. Credit-pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit-pack revenues are recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. The Company recognizes revenue from its four types of plans on a gross basis in accordance with the authoritative guidance on principal-agent considerations as the Company is the primary obligor in the arrangement, has latitude in establishing the product's price, performs a detailed review of the digital content before accepting it to its collection to ensure it is of high quality before it may be purchased by our customers, can reject contributor's images in its sole discretion, and has credit risk.

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

        The Company also licenses digital content to customers through third party resellers. The Company contracts with third party resellers around the world to access markets where the Company does not have a significant presence. Third party resellers sell the Company's products directly to end-user customers and remit a fixed amount to the Company based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether the Company's revenue should be reported on a gross or net basis with respect to our reseller program, the Company followed the authoritative guidance in ASC 605-45 Principal Agent Considerations. The Company recognizes revenue on a net basis in accordance with the type of plan sold, consistent with the plan descriptions above. The Company generally does not offer refunds or the right of return to resellers.

Cost of Revenue

        The Company's cost of revenue includes contributor royalties, credit card processing fees, image and video reviewer expenses, hosting and bandwidth expenses, amortization of content intangible assets, and depreciation of network equipment, which are the direct costs related to providing content to customers. Additionally, the Company includes an allocation of overhead costs primarily related to payroll, non-cash equity-based compensation, insurance, and facilities expenses based on headcount.

Contributor Royalties and Internal Sales Commissions

        Contributor royalties earned by a contributor are generally paid weekly or monthly once a customer has downloaded the contributor's digital content and the contributor's royalty account has reached a minimum dollar level. The Company expenses contributor royalties in the period during which a customer download occurs and includes the contributor royalties in cost of revenue.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

        Internal sales commissions are generally paid in the month following collection or invoicing of the commissioned receivable. Internal sales commission expense is included in sales and marketing expense. Internal sales commissions are deferred and recognized over the expected future revenue stream which is generally up to twelve months. For the years ended December 31, 2012, 2011 and 2010, the Company deferred $2,023, $651, and $352, respectively, in internal sales commissions which is included in prepaid expenses and other current assets and amortized $1,649, $597 and $256, respectively, in internal sales commission expense which is included in sales and marketing expense.

Research and Development

        The Company expenses research and development costs as incurred, except for costs that are capitalized for certain software development projects that have demonstrated technological feasibility. Research and development costs are primarily comprised of development personnel salaries, equipment costs as well as allocated occupancy costs and related overhead. For the years ended December 31, 2012 and 2011, the Company capitalized $146 and $25, respectively, which is included in total capitalized software costs included in property and equipment. For the year ended December 31, 2010, the Company did not capitalize any software costs and all research and development costs were expensed as incurred.

Advertising Costs

        The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $32,648, $25,176, and $13,547 for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in sales and marketing expense.

Deferred Rent

        The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company's balance sheet. As of December 31, 2012 and 2011, the Company has recorded a deferred rent balance of $122, of which $68 is included in other liabilities as it relates to a 2013 office lease expiration and $54 is included in other non-current liabilities, and $198 which is included in other non-current liabilities, respectively.

Equity-Based Compensation

        Between June 7, 2007 and October 5, 2012, the Company was organized as a limited liability company. Beginning in 2011, the Company granted equity rights similar to options under our Value Appreciation Rights Plan ("VAR Plan") in the form of value appreciation rights (the "VAR Plan awards"). Each VAR Plan award had an exercise price, a vesting period and an expiration date, in addition to other terms and conditions similar to typical equity option grant terms and conditions. The VAR Plan awards were subject to a time-based vesting requirement and a condition that a change of control occur in order to trigger a payment with respect to the VAR Plan awards. In connection with the Reorganization, all of the VAR Plan awards were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. with only a time-based vesting requirement, which were granted pursuant to the Company's 2012 Omnibus Equity Incentive Plan (the "2012 Plan").

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

        The Company measures and recognizes non-cash equity-based compensation expense for all equity-based payment awards made to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and other equity-based awards granted pursuant to the 2012 Plan, stock purchased pursuant to the Employee Stock Purchase Plan ("2012 ESPP") and the VAR Plan awards, which are discussed further in Note 9, Equity-Based Compensation.

        The determination of the grant date fair value using an option-pricing model requires judgment and as well as assumptions regarding a number of other complex and subjective variables. These variables include the Company's fair value of the common ownership interest pre-IPO, the Company's closing market price at the grant date post-IPO, the expected unit price volatility over the expected term of the awards, awards' exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

  •
  Fair Value of Common Stock/Membership Unit.  Prior to completion of the IPO, the Company's fair value of common ownership interest was estimated internally and approved by the Board of Managers ("BOM") because the Company was not publicly traded. The Company's intention upon granting VAR Plan awards was for the granted award to have exercisable price per unit that was not less than the per unit fair value of the Company's common equity on the date of grant. The valuations of the Company's common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset. The assumptions used in the valuation model were based on future expectations combined with the Company's judgment. In the absence of a public trading market, the Company exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, the Company's history and introduction of new functionality and services, the Company's stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for our common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. The Company also obtained independent third party valuations on a periodic basis. After October 11, 2012, the date the Company's common stock began trading on the NYSE, the grant date fair value for stock-based awards is based on the closing price of the Company's common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards shall be the closing price of the Company's common stock on the NYSE on the relevant date.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

  •
  Expected Term.  The expected term is estimated using the simplified method allowed under Securities and Exchange Commission ("SEC") guidance.

  •
  Volatility.  As the Company does not have a trading history for its common ownership interest pre-IPO or a significant range of its common stock post-IPO, the expected price volatility for the common ownership interest and common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the VAR Plan awards and stock options granted post-IPO. Industry peers consist of several public companies similar in size, stage of life cycle and financial leverage. The Company did not rely on implied volatilities of traded options in the industry peers' common stock because the volume of activity was relatively low. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company's own common stock becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

  •
  Risk-free Interest Rate.  The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of for each award group.

  •
  Dividend Yield.  The Company has historically paid cash dividends or distributions to its members. Post-IPO, the Company does not intend to pay cash dividends or distributions in the foreseeable future. As a result, the Company used an expected dividend yield of zero.

        If any of the assumptions used in the Black-Scholes model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan, the 2012 ESPP and VAR Plan are subject to a time-based vesting requirement. The majority of stock option awards granted under the 2012 Plan vest over four years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate in the 2012 ESPP. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with the Company's Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. As of December 31, 2011, no equity-based compensation expense had been recognized with respect to the VAR Plan awards because the qualifying event had not occurred. As of December 31, 2010, there were no VAR Plan awards outstanding. As a result of the completion of the IPO, the Company began recording share-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of common stock of Shutterstock, Inc. as part of the Company's Reorganization.

        For any equity-based awards that qualified for liability classification pre-IPO, the Company has elected to use the intrinsic value method to value the common membership interest in accordance with authoritative guidance on stock compensation. See Note 9, Equity-Based Compensation, for further information.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

Income Taxes

        The Company filed its income tax returns as a limited liability company and was taxed as a "pass through" partnership for federal and state income tax purposes for all periods prior to its Reorganization on October 5, 2012. For all periods prior to the Reorganization, the Company recognized no federal and state income taxes, as the members of the LLC, and not the Company itself, were subject to income tax on their allocated share of the Company's earnings. However, the Company was subject to taxation on allocable portions of its net income or other taxes based on various methodologies employed by taxing authorities in certain localities. The Company generally made monthly dividend distributions to its members under the terms of the LLC's operating agreement, subject to the Company's operating cash needs.

        Effective with the Reorganization, the Company became a Delaware corporation, and therefore became subject to federal and state tax expense beginning October 6, 2012. As a result of this tax status change, the Company recorded an incremental net deferred tax asset and a one-time non-cash tax benefit of approximately $28,811.

        The Company will file tax returns as a partnership for the period from January 1, 2012 through October 5, 2012 and will file tax returns as a corporation for the period from October 6, 2012 through December 31, 2012. Significant management judgment is required in projecting ordinary income/(loss) in order to determine the Company's estimated effective tax rate.

        The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company's tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit or lapses in statutes of limitations. Any reserve for uncertain tax provisions is included in the income tax provision. Penalties and interest, if any, on uncertain tax positions are included in income tax expense. During the years ended December 31, 2012 and 2011, the Company recorded an unrecognized tax benefit in the amount of $745 and $60, respectively, for uncertain tax positions related to tax positions taken in prior years, a portion of which relates to tax refund claims. During the year ended December 31, 2010, the Company has not recorded any unrecognized tax benefits. To the extent these unrecognized tax benefits are ultimately recognized, the Company's effective tax rate may be impacted in future periods.

        The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company did not accrue or pay any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010.

        The Company assessed the realizability of deferred tax assets and determined that based on the available evidence, including a history of taxable income and estimates of future taxable income, it is more likely than not that the deferred tax assets will be realized. The Company will continue to

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

evaluate its ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates, the Company will adjust these estimates in future periods which may result in a change in the effective tax rate in a future year.

        The Company is subject to certain compliance requirements for non-income taxes, including payroll, value-added and sales-based taxes. Where appropriate, the Company has made accruals for these matters, which are reflected in the Company's consolidated financial statements.

Net Income Per Share

        Basic net income per share is computed by dividing the net income attributable to common shareholders/members by the weighted average number of common shares outstanding during the period. The Company applies the two-class method for calculating and presenting income per share. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their contractual participating rights to share in the earnings as if all of the earnings for the period have been distributed. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, are excluded from weighted average number of common shares outstanding. Undistributed net income (loss) for a given period is apportioned to participating members based on the weighted-average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted-average number of these securities outstanding during the period. Income available to common shareholders/members is computed by deducting dividends paid to preferred members, accretion to redemption value on preferred members shares, less income allocated to participating securities including unvested shares for the restricted award holder since these unvested shares have participating rights. See Note 9, Equity-Based Compensation, for further discussion.

        Diluted net income per share is computed by dividing the net income available to common shareholders/members adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive. Diluted net income available to common shareholders/members for the year ended December 31, 2012 includes the effect of 1,789,318 shares to purchase while 106,500 shares to purchase were excluded since they were anti-dilutive. The Company had no assumed shares available to purchase for the years ended December 31, 2011 and 2010.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

        A reconciliation of assumed exercised shares used in calculating basic and diluted income (loss) share available to common shareholders/members follows:

	Year Ended December 31,
	2012	2011	2010
Basic	23,785,299	20,849,242	20,770,041
Stock options and employee stock purchase plan shares	47,924	—	—
Unvested restricted stock awards	—	—	—

Diluted	23,833,223	20,849,242	20,770,041

Segment Reporting

        The Company has identified four operating segments. These four operating segments have been aggregated into one reportable segment based on the aggregation criteria within the authoritative guidance on segment reporting. The Company considered the similarity of the product sold, the distribution processes involved, targeted customers, and economic characteristics among the four operating segments in its aggregation criteria evaluation. The operating segments share operational support functions such as sales, marketing, public relations, various research and development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.

        The following represents our geographic revenue based on customer location:

	Year Ended December 31,
	2012	2011	2010
North America	$59,963	$40,536	$28,631
Europe	62,943	47,967	33,796
Rest of the world	46,710	31,768	20,546

Total revenue	$169,616	$120,271	$82,973

        Included in North America is the United States which comprises 32%, 30%, and 31% of total revenue for years ended December 31, 2012, 2011, and 2010, respectively. No other country accounts for more than 10% of the Company's revenue in any period. All long-lived assets are located in North America.

Foreign Currency Transactions

        The Company has determined that the U.S. Dollar is its functional currency worldwide and therefore does not have any foreign currency translation adjustment. The Company does provide for customers in select countries to pay for licenses in local currency. These local currency payments are converted into U.S. Dollars at the rate prevailing on the date of the transaction. Any refund for these transactions could result in a foreign currency transaction gain or loss depending on the movement of the foreign currency between the purchase date and the refund date. During the years ended December 31, 2012, 2011 and 2010, the Company's foreign currency transaction activity was immaterial to the financial statements.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) includes certain changes in stockholders' equity that are excluded from net income (loss) such as cumulative foreign currency translation adjustments and unrealized gains or losses on marketable securities. The Company's net income equals comprehensive income for the years ended December 31, 2012, 2011, and 2010.

Recently Issued Accounting Standard Updates

        None of the recently issued accounting standard updates are expected to have a material impact.

(2) Goodwill and Intangible Assets

        The Company's goodwill balance is attributable to its Bigstock reporting unit and is tested for impairment at least annually on October 1 or upon a triggering event. There have been no changes in the carrying amount of goodwill through December 31, 2012.

        Intangible assets consist of the following as of December 31, 2012 and 2011:

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationship	$600	$(486)	$114	4
Trade name	400	(91)	309	14
Contributor content	450	(98)	352	15
Non-compete agreement	100	(100)	—	3
Domain name	86	(3)	83	15
Patents	193	(11)	182	17

Total	$1,829	$(789)	$1,040

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationship	$600	$(338)	$262	4
Trade name	400	(64)	336	14
Contributor content	450	(68)	382	15
Non-compete agreement	100	(75)	25	3
Domain name	25	(1)	24	15

Total	$1,575	$(546)	$1,029

        During the first quarter of 2012, the Company acquired patents for $193, which will be amortized over sixteen to nineteen years. The patents were put into service in April 2012. During the third and fourth quarters of 2012, the Company acquired domain names for $10 and $50, respectively. These

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(2) Goodwill and Intangible Assets (Continued)

domain names were put into service in the same periods of purchase and will be amortized over fifteen years. During 2011, the Company acquired a domain name for $25 which is being amortized over fifteen years. Amortization expense related to the intangible assets was $243, $244 and $242 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $191 in 2013, $78 in each fiscal year 2014 through 2017 and $537 thereafter.

        Based on a combination of factors that occurred in the second quarter of 2012 within the Company's Bigstock reporting unit, primarily a change in financial projections and business strategy including the re-allocation of certain technology-related personnel to a different reporting unit and a shift in marketing strategy, management concluded that a triggering event had occurred indicating potential impairment in the Bigstock reporting unit, and accordingly performed a step 1 impairment test based on ASC 350, Intangibles—Goodwill and Other.

        The Company performed its annual assessment on October 1, 2012. The Company estimated the fair value of the reporting unit using a discounted cash flow projection (also referred to as the income approach). The income approach uses a reporting unit's projection of estimated future operating results and cash flows discounted to a net present value. The Company's significant assumptions utilized in the income approach included estimated weighted-average cost of capital from a market participant point of view, projected revenues and operating expenditures which take into account expected operating margin efficiencies gained through cost reduction strategies, projected capital expenditures, and projected working capital changes. The projections were based on management's best estimates of economic and market conditions over the projected period. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Future changes to the projected financial information or other significant assumptions including the weighted-average cost of capital could have a negative result on the Bigstock reporting unit's fair value.

        As a result of performing the step 1 tests for goodwill impairment, management concluded that the fair value of the Bigstock reporting unit exceeded the carrying value. Therefore, there was no requirement to perform step 2 of the analysis and it was concluded that there is no impairment of goodwill for the Bigstock reporting unit. Long-lived assets held in the Bigstock reporting unit were also tested for recoverability in the second quarter of 2012, as a result of the triggering event, and no impairment was identified.

(3) Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2012	2011
Computer equipment and software	$8,971	$5,537
Furniture and fixtures	806	522
Leasehold improvements	484	395

Property and equipment	10,261	6,454
Less accumulated depreciation	(5,006)	(2,610)

Properly and equipment, net	$5,255	$3,844

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(3) Property and Equipment (Continued)

        Depreciation expense amounted to $2,397, $1,276, and $632, for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset.

(4) Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2012	2011
Royalty tax withholdings	$4,644	$4,126
Professional fees	469	1,332
Non-income taxes	3,567	1,742
Accrued compensation	4,246	2,391
Accrued marketing	588	183
Other accrued expenses	2,092	1,101

Total accrued expenses	$15,606	$10,875

(5) Income Taxes

        The following table summarizes the consolidated provision for income taxes:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal provision	$4,329	$—	$—
State & local provision	1,233	723	1,169
Deferred:
Federal (benefit)	(29,772)	—	—
State & local provision (benefit)	(1,528)	253	(293)

(Benefit) provision for income taxes	$(25,738)	$976	$876

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(5) Income Taxes (Continued)

        The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
US income tax at federal statutory rate	35.00%	—%	—%
State and local taxes, net of federal benefit	2.84%	4.00%	4.00%
Benefit from change in tax status	(31.36)%	—%	—%
LLC income not subject to federal and state tax	(131.83)%	—%	—%
Non-deductible—restricted stock	7.25%	—%	—%
Non-deductible—other	0.34%	0.50%	0.40%

Total (benefit) provision for income taxes	(117.76)%	4.50%	4.40%

        Effective with the Reorganization, the Company became a Delaware corporation, and therefore became subject to federal and state tax expense beginning October 6, 2012. As a result of this tax status change, the Company recorded an incremental net deferred tax asset and a one-time non-cash tax benefit of approximately $28,811.

        The Company's tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2012	2011
Deferred tax assets:
Deferred revenue	$14,237	$547
Intangible amortization	14,861	—
Non-income tax reserve	2,576	91
Non-cash equity-based compensation	1,136	60
Other liabilities	384	10

Net deferred tax assets	33,194	708
Deferred tax liabilities:
Depreciation and amortization	(1,195)	(6)

Net deferred tax assets/(liabilities)	$31,999	$702

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(5) Income Taxes (Continued)

        The following table summarizes changes to the Company's unrecognized tax benefits as follows:

	Year Ended December 31,
	2012	2011
Balance of unrecognized tax benefits at January 1	$60	$—
Gross additions for tax positions for prior years	18	—
Gross additions for tax positions for current year	727	60
Gross expirations	—	—
Gross settlements	—	—

Balance of unrecognized tax benefits at December 31	$805	$60

        There was no unrecognized tax benefit recorded during the year ended December 31, 2010. The liability for unrecognized tax benefits is included in other non-current liabilities. The Company has no on-going tax examinations. The Company is no longer subject to US Federal or state and local tax examinations by tax authorities for years before 2008. The Company does not anticipate significant changes to its uncertain tax positions through the next fiscal year.

(6) Term Loan Facility

        On September 21, 2012, the Company entered into a loan and security agreement with Silicon Valley Bank providing for a $12,000 term loan facility, which the Company refers to as the term loan facility. The Company will use the net proceeds from the term loan facility for working capital and general business purposes. The term loan facility provides for a term loan of $12,000 and matures on the earlier of (i) September 21, 2013 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The term loan facility provides for interest on the term loan, at the Company's option, at the prime rate as published in the Wall Street Journal minus 0.75%, or a LIBOR-based rate plus a margin of 2.00%. The Company generally selects the one-month LIBOR-based rate. On February 21, 2013, the Company selected the one-month LIBOR-based rate in connection with the reset of its term loan facility. The newly selected rate expires on March 21, 2013 at which time the Company can select a new interest rate option. On December 24, 2012, the Company paid down $6,000 of the term loan facility.

        The term loan facility includes financial covenants of a minimum EBITDA determined quarterly, measured on a trailing 12 month basis and a minimum liquidity requirement. The term loan also includes customary negative and affirmative covenants including, among others, limitations on the Company's ability to: (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or other restricted payments; (vi) engage in mergers or consolidations (other than the Reorganization); or (vii) change its business.

        Amounts under the term loan facility may become due upon certain events of default including, among others, failure to comply with the term loan facility's covenants, bankruptcy, default on certain other indebtedness or a change in control. The default rate under the term loan facility is an additional 2.00% per annum over the otherwise applicable rate. All obligations under the term loan facility are secured by substantially all of the Company's assets, other than its intellectual property.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(6) Term Loan Facility (Continued)

        At December 31, 2012, the Company was in compliance with the financial covenants and other covenants applicable to it under the term loan facility and the outstanding term loan facility balance was $6,000. At December 31, 2012, the Company recorded accrued interest in the amount of $3, which is included in accrued expenses at December 31, 2012.

        The Company capitalizes costs directly associated with acquiring third party financing. Deferred financing costs are included in prepaid expenses and other current assets and are amortized on a straight-line basis as interest expense over the term of the related indebtedness. In cases where amounts borrowed are paid in advance, financing costs related to the amount borrowed are accelerated. As of December 31, 2012, deferred financing costs, net of accumulated amortization were $125.

(7) Commitments and Contingencies

        The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases for the years ended December 31, 2012, 2011, and 2010 was approximately $1,799, $1,113 and $872, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate tax and operating expense increases.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are as follows:

Year Ending December 31	Operating Leases
2013	$1,669
2014	418
2015	209
2016	—
Thereafter	—

Total minimum lease payments	$2,296

Capital Expenditures

        For the years ended December 31, 2012 and 2011, the Company spent approximately $2,575 and $1,900, respectively, for servers and related hardware to accommodate increased business volume. The additions are included in "Assets—Property and equipment, net" on the balance sheet. As of December 31, 2012, the Company had no significant committed purchases related to data server equipment.

Unconditional Purchase Obligations

        As of December 31, 2012, the Company had unconditional purchase obligations in the amount of $3,409, which consisted primarily of contracts related to infrastructure services and contractual commitments for software licenses and marketing services. As of December 31, 2012, the Company's

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(7) Commitments and Contingencies (Continued)

unconditional purchase obligations for the years ending December 31, 2013, 2014 and 2015 are $2,274, $943 and $192, respectively.

Legal Matters

        From time to time, the Company may become party to litigation in the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company's reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and threats of litigation, investigations and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company currently has no reserves related to such litigation, and no active litigation matters. In addition, the Company receives, from time to time, inquiries related to potential intellectual property infringement matters. To date, the outcome of these inquiries has not had a material impact on the Company's operations or financial results.

Indemnifications

        In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company's intellectual property warranties for damages to the customer directly attributable to the Company's breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is limited to $10. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2012 and 2011, the Company has recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

Employment Agreements and Indemnification Agreements

        The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause. The Company's employment agreement between the former Bigstock owner and the Company expired in 2010.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(8) Employee Benefit Plans

        The Company previously maintained a Simple IRA plan ("IRA Plan") that covered all eligible employees. The plan was implemented on June 7, 2007. The Company provided for annual discretionary employer matching contributions not to exceed 3% of employees' compensation for the year. Matching contributions were fully vested and non-forfeitable.

        The Company terminated the IRA Plan on December 31, 2010 and replaced it with a 401(k) defined contribution plan ("401(k) Plan"). Similar to the IRA Plan, the Company provides for annual discretionary employer matching contributions not to exceed 3% of employees' compensation for the year. Matching contributions also are fully vested and non-forfeitable.

        The Company recorded $412, $221 and $77, of employer matching contributions for the years ended December 31, 2012, 2011, and 2010, respectively.

(9) Equity-Based Compensation

2012 Omnibus Equity Incentive Plan

        On October 10, 2012, the Company's 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan is 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day immediately preceding fiscal year, or such other amount as determined by the Company's board of directors. Any awards issued under the 2012 Plan that are forfeited by the participant, will become available for future grant under the 2012 Plan. In connection with the Company's reorganization to a corporation, the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. granted pursuant to the Company's 2012 Plan.

Employee Stock Purchase Plan

        On October 10, 2012, the Company's 2012 ESPP became effective. The 2012 ESPP provides participating employees with the option to purchase common stock through payroll deductions of up to 15% of eligible compensation and a maximum purchase of 1,000 shares during each offering period. The common stock is purchased at 85% of the lower of the fair market value of common stock on (1) the first trading day of the offering period, or (2) the last day of the offering period. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year; however, the first such offering period commenced on October 10, 2012, the date the Company's Registration Statement was declared effective. An employee will not be granted rights to purchase common stock if an employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of the Company's capital stock or holds rights to purchase stock under all of the Company's employee stock purchase plans that would accrue at a rate that exceeds $25 worth of stock for each calendar year. The Company has reserved 2,000,000 shares for issuance under the 2012 ESPP. The number of shares available for issuance under the 2012 ESPP provides for an annual increase commencing January 1, 2013 by an amount equal to the lesser of

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(9) Equity-Based Compensation (Continued)

1,000,000 shares of common stock, 3% of the outstanding shares of our common stock as of the last day immediately preceding fiscal year, or such other amount as determined by the Company's board of directors. As of December 31, 2012, no shares had been issued under the 2012 ESPP.

        The Company estimates the fair value of purchase rights under the 2012 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2012 ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Period from October 10, 2012 to December 31, 2012
Expected term (in years)	0.64
Volatility	49%
Risk-free interest rate	0.15%
Dividend yield	—

        The Company has recognized a non-cash stock-based compensation expense of $134, net of estimated forfeitures, in connection with the 2012 ESPP for the year ended December 31, 2012. There was no non-cash stock-based compensation in connection with the 2012 ESPP for the years ended December 31, 2011 and 2010.

Value Appreciation Rights Plan

        Between June 7, 2007 and October 5, 2012, the Company was organized as a limited liability company. Beginning in 2011, the Company granted equity rights similar to options under its VAR Plan in the form of value appreciation rights. Each VAR Plan award had an exercise price, a vesting period and an expiration date, in addition to other terms and conditions similar to typical equity option grant terms and conditions. For the convenience of communicating the issuance of VAR Plan awards to employees, the BOM designated a total of 3,000,000 notional units for the VAR Plan to represent 10% of the Company's overall interest. The VAR Plan awards were subject to a time-based vesting requirement and a condition that a change of control occur for a payment to trigger with respect to the VAR Plan awards. Payment could occur in the form of cash, units or other securities at the discretion of the BOM and are equal to the appreciation in value over the participant's grant date price. The determination of the type of payment was subject to the discretion of the Company and not the holder. Additionally, the Company has never settled any VAR units with cash. As a result, the VAR units were accounted for as equity awards. Given the change-of-control condition, there was no equity-based compensation charge recorded for the year ended December 31, 2011. In connection with the Reorganization, all of the VAR Plan awards were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. with only a time-based vesting requirement, which were granted pursuant to the Company's 2012 Plan.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(9) Equity-Based Compensation (Continued)

        The Company's VAR Plan awards were made in the form of notional units and were exchanged for options to purchase shares of common stock of Shutterstock, Inc. upon the Reorganization. The following is a summary of these awards and weighted average exercise price per option/notional unit:

	Plan Options/Units	Weighted Average Exercise Price
Units outstanding at December 31, 2010	—	$—
Units granted	1,370,500	15.08
Units exercised	—	—
Units cancelled or forfeited	(26,000)	14.21

Units outstanding at December 31, 2011	1,344,500	$15.10
Options/Units granted	418,000	19.38
Options/Units exercised	—	—
Options/Units cancelled or forfeited	(70,218)	21.15

Options outstanding at December 31, 2012	1,692,282	$16.11

        As of December 31, 2012, no options were exercised. As of December 31, 2011, no VAR Plan notional units were exercised or exercisable as no qualifying event had occurred. The intrinsic value of the total stock options at December 31, 2012 and VAR Plan notional units outstanding at December 31, 2011 was approximately $16,700 and $2,100, respectively. No stock options or VAR Plan notional units expired during the years ended December 31, 2012 and 2011. The following is a summary of the Company's non-vested stock options/VAR Plan notional units:

	Plan Options/Units	Weighted Average Grant Date Fair Value
Unvested units at December 31, 2010	—	$—
Units granted	1,370,500	5.11
Units vested	—	—
Units cancelled or forfeited	(26,000)	4.83

Units outstanding at December 31, 2011	1,344,500	$5.48
Options/Units granted	418,000	8.73
Options/Units vested	(435,939)	5.29
Options/Units cancelled or forfeited	(70,218)	8.08

Unvested options at December 31, 2012	1,256,343	$6.58

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(9) Equity-Based Compensation (Continued)

        The following weighted average assumptions were used in the fair value calculation for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected term (in years)	5.2 - 6.3	5.5 - 6.6
Volatility	49%	44% - 47%
Risk-free interest rate	1.0% - 1.6%	1.4% - 2.9%
Dividend yield	0%	0%

        Following the Reorganization, the VAR Plan awards were exchanged for options to purchase shares of the Company's common stock having the same time-based vesting schedules, which range from one to six years. The VAR Plan awards that were granted and outstanding as of the Reorganization date were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. As a result of the Reorganization, the Company recognized a non-cash stock-based compensation expense of $2,412, net of estimated forfeitures, in connection with a one-time acceleration charge as a result of the removal of the change of control condition. Since the Reorganization through December 31, 2012, the Company has also recognized a non-cash stock-based compensation expense of $618, net of estimated forfeitures, in connection with the normal service vesting of stock options.

        As of December 31, 2012, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $7,300, which is expected to be recognized through fiscal year 2017.

Profits Interest Awards

        On June 7, 2007, the Company entered into an Employment Agreement with an executive of the Company whereby the executive received an 8.5% membership interest in the Company in consideration of future services to be rendered over a thirty-six month period starting on July 1, 2007. The Company recorded a compensation charge of $917, which is included in general and administrative, during the year ended December 31, 2010, related to this membership interest award based upon the award's fair market value on the date of grant. There was no compensation charge recorded during the years ended December 31, 2012 and 2011 as the executive was fully vested as of December 31, 2010.

        On November 1, 2007, the Company entered into a Profits Interest Grant and Repurchase Agreement (a "Profits Interest Agreement") with an employee of the Company whereby the employee received a 0.4% membership interest in the Company in consideration of future services to be rendered over a forty-eight month period starting on January 1, 2008. The Profits Interest Agreement terms stipulated that the executive would have no rights to allocations or distributions relating to the Company's operating profits. Only upon a Liquidation of the Company, as defined in the Company's operating agreement, would the executive be entitled to operating profits of the Company. In connection with the Reorganization, this membership interest in the LLC was exchanged for shares of the Company's stock, which do not contain a liquidation condition. The award was determined to meet the characteristics of an equity-based award and was measured at fair value on the grant date. Based on the evaluation of the change of control condition in effect on the grant date and through each

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(9) Equity-Based Compensation (Continued)

subsequent reporting period as to the probability that the change of control condition will be achieved, the Company did not record a compensation charge for this award during the years ended December 31, 2011 and 2010. Upon consummation of the Reorganization and in connection with the removal of the change of control condition from the Profits Interest Agreement entered with the Company employee, the award was considered vested and the Company recognized a non-cash stock-based compensation expense of $509, which is included in general and administrative expense, during the year ended December 31, 2012. There is no unrecognized compensation charge at December 31, 2012 related to this award.

Restricted Stock Award

        On August 17, 2010, the Company entered into a Profits Interest Agreement with an executive whereby the Company issued a membership interest in the Company in consideration of future services to be rendered. The Profits Interest Agreement terms stipulated that the executive would have no rights to allocations or distributions relating to the Company's operating profits. Only upon a Liquidation of the Company, as defined in the Company's operating agreement, would the executive be entitled to operating profits of the Company. In connection with the Reorganization, this membership interest in the LLC was exchanged for restricted and unrestricted shares of the Company's stock, which did not contain a liquidation condition. The Profits Interest Agreement was effective as of April 5, 2010 and entitled the executive to an aggregate amount of 4% of any liquidation of the Company's in excess of $300,000. The Profits Interest Grant was to vest over a six year period. The Profits Interest Agreement also contained a put feature whereby the executive had the option to put back to the Company up to 10% annually of any vested portion of the membership interest at the fair value on the date the executive would sell the vested interest back to the Company. Since the put feature did not subject the executive to the typical risks of stock ownership, the membership interest was classified as a liability and recorded utilizing the intrinsic method. The Company's process for determining the fair value of the awards included consideration of third party valuation reports and the fair value determined served as the basis for calculating the compensation charge. The Company recorded a compensation charge of $2,827, $2,122, and $197, which is included in general and administrative expense, during the years ended December 31, 2012, 2011 and 2010, respectively. This liability was re-measured each reporting period until a Liquidation occurred. As of December 31, 2011, the liability charge was included in other non-current liabilities. Upon consummation of the Reorganization, the vested portion of the profits interest was exchanged for shares of common stock of Shutterstock, Inc. and the liability in the amount of $5,147 was re-classed to equity. The unvested portion was exchanged for shares of restricted stock having the same vesting terms as the profits interest. The Amended and Restated Restricted Stock Agreement entered into by the Company with the executive governs the terms of the restricted stock. Pursuant to the terms of the Amended and Restated Restricted Stock Agreement, 50% of the then-outstanding shares of restricted stock held by the executive vested and were released from the Company's right to acquire such shares upon the effectiveness of the Company's Registration Statement on October 10, 2012. The Company recognized a non-cash stock-based compensation expense of $3,627, which is included in general and administrative expense, in connection with a one-time acceleration charge for the vesting of 50% of the unvested portion of the restricted stock award based on the exchange date fair value. Additionally, the Company recorded a non-cash stock-based compensation expense of $258, which is included in general and administrative

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(9) Equity-Based Compensation (Continued)

expense, since the Reorganization date through December 31, 2012 as a result of the restricted stock's normal service vesting.

        As of December 31, 2012, the total unrecognized compensation charge related to the restricted stock is $3,368, which is expected to be recognized through fiscal 2016.

        The following table summarizes non-cash equity-based compensation expense included in the Company's statement of operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$219	$—	$—
Sales and marketing	783	—	—
Product development	1,696	—	—
General and administrative	7,687	2,122	1,114

Total	$10,385	$2,122	$1,114

(10) Members' Equity and Stockholders' Equity

Common Members' Equity

        Prior to the Reorganization, common members' equity consisted of common membership interests. Only certain members had voting rights as designated in the LLC's Operating Agreement with respect to any action presented for a vote of the Company's members and only certain members were entitled to profits interest distributions from the Company's earnings. Common membership was not transferable without prior consent from the Company's BOM.

Redeemable Preferred Members' Equity

        On June 6, 2007, prior to the Reorganization, the Company's then sole shareholder sold 25% of the common members' equity to outside investors for an aggregate purchase price of $60,000. On February 28, 2008, the outside investors paid a purchase price adjustment in the amount of $1,800 to the selling member as a result of the Company achieving an EBITDA Target as defined in the purchase agreement. The outside investors had the same rights and terms as common members' equity holders except for a liquidation preference and a put preference. The put preference provided the outside investors with the option to redeem their investment for cash with proper notice to the Company on June 6, 2011 or thereafter. The Company treated this transaction as an equity modification. As a result, the Company recorded the change in the fair value of the 25% interest immediately prior to and after the modification of the equity interest as a deemed dividend and charged it against common members' deficit on the modification date. The Company accreted the difference between the carrying value of the preferred membership interest and the redemption value by applying the effective interest method. The Company concluded that the preferred interest possessed characteristics and risks more similar to equity and classified such instrument outside of common members' equity. Since the preferred members had the option to redeem their investment for cash with proper notice to the Company on June 6, 2011 or thereafter, the Company recorded the transaction outside of common members' equity.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(10) Members' Equity and Stockholders' Equity (Continued)

The purchase agreement also provided for the reduction of preferred interests for any distributions paid to the preferred holders. A summary of the Company's preferred members' interest account activity is as follows:

Balance
Balance as of December 31, 2009	$36,218
Preferred interest accretion	7,068
Distributions	(6,475)

Balance as of December 31, 2010	36,811
Preferred interest accretion	4,058
Distributions	(7,144)

Balance as of December 31, 2011	33,725
Distributions	(9,000)
Exchanged(1)	(24,725)

Balance as of December 31, 2012	$—

(1)
Balance exchanged from redeemable preferred members' interest to stockholders' equity upon consummation of the Reorganization

        As of the Reorganization date, the outside investors did not exercise this put preference, therefore, the entire redeemable preferred membership interests in the LLC were exchanged for shares of Shutterstock, Inc. common stock.

Common Stock

        In connection with the Reorganization, the common and redeemable preferred membership interests in the LLC, including any interests that vested upon the Reorganization, were exchanged for shares of Shutterstock, Inc. common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the prior distribution rights of any outstanding preferred stock. The common stock has no preemptive or conversion rights or other subscription rights. The outstanding shares of common stock are fully paid and non-assessable. Under the amended and restated certificate of incorporation, which became effective upon completion of the IPO, the Company's certificate of incorporation authorized 200,000,000 shares of $0.01 par value common stock.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(10) Members' Equity and Stockholders' Equity (Continued)

Preferred Stock

        Under the amended and restated certificate of incorporation, which became effective upon completion of the IPO, the Company's board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock, $0.01 par value, in one or more series. The board of directors also has the authority to designate the rights, preferences, privileges and restrictions of each such series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series.

        The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2012, the Company has not issued and has no plans to issue any shares of preferred stock.

Distributions to Members

        In accordance with the LLC's Amended and Restated Limited Liability Company Agreement, prior to the Reorganization, cash distributions to the members were based on their respective percentage interests to the extent cash was available as determined by the board. Distributions were also limited to the extent that liabilities, excluding any owed to the members, exceeded fair market value of the LLC 's assets. Upon a dissolution event of the LLC, any assets were to be distributed 1) to creditors, including members who are creditors, by payment or provision for payment of the debt and liabilities of the LLC and the expenses of the liquidation; 2) to the setup of any reserves that are reasonably necessary for any contingent or unforeseen liabilities or obligations of the LLC; 3) to the preferred members until they have received distributions which, when aggregated with all prior distributions made to them equal their liquidation preference; 4) to Pixel Holdings Inc., which was the LLC's majority member, until such time that it has received distributions equal to the liquidation preference paid to the preferred members; 5) 75% to the common member with 8.5% membership interest, and 25% to the preferred members, until the aggregate amount of the distributions made to the 8.5% membership interest holder equals the product of $120,000 multiplied by their vested percentage; and 6) to the members in proportion to their percentage interests. For the years ended December 31, 2012, 2011 and 2010, the LLC distributed $36,000, $28,575, and $25,900, respectively, to its common and preferred members. Upon consummation of the Reorganization, the LLC's Amended and Restated Limited Liability Company Agreement terminated.

(11) Related Parties

        Historically, customers have inadvertently sent payment for purchased subscriptions to Pixel Holdings Inc., which is wholly owned by the Company's majority shareholder. The Company recognizes revenue in accordance with its revenue recognition policy and collects the receivable from Pixel Holdings Inc. As of December 31, 2012 and 2011, uncollected payments were $0 and $168, respectively, and are included in due from related party.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(12) Unaudited Quarterly Financial Data

        The following table sets forth, for the periods indicated, the Company's financial information for the eight most recent quarters ended December 31, 2012. In the Company's opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented.

	Three Months Ended
	Dec. 31, 2012(1)	Sept. 30, 2012(2)	June 30, 2012(2)	Mar. 31, 2012(2)	Dec. 31, 2011	Sept. 30, 2011	June. 31, 2011	Mar. 31, 2011
Revenue	$49,157	$42,260	$40,625	$37,574	$34,728	$31,156	$28,912	$25,475
Operating expenses:
Cost of revenue	18,794	16,057	15,436	14,389	12,975	11,373	10,977	10,179
Sales & marketing	12,022	9,752	11,093	12,240	9,600	8,493	6,875	6,961
Product development	5,675	3,795	3,441	3,419	2,711	2,811	2,368	1,887
General and administrative	9,709	3,766	4,444	3,732	3,335	2,539	2,285	2,012

Total operating expenses	46,200	33,370	34,414	33,780	28,621	25,216	22,505	21,039

Income from operations	2,957	8,890	6,211	3,794	6,107	5,940	6,407	4,436
Other income/(expense), net	(49)	(3)	2	3	2	1	1	6

Income before income taxes	2,908	8,887	6,213	3,797	6,109	5,941	6,408	4,442
(Benefit) provision for income tax	(26,111)	146	141	86	321	253	273	189

Net income	29,019	8,741	6,072	3,711	5,788	5,688	6,135	4,253
Less:
Preferred interest distributed	2,950	2,263	1,688	2,100	956	1,312	3,000	1,875
Preferred interest accretion	—	—	—	—	—	565	1,730	1,763
Undistributed (loss) earnings to participating shareholder/members	(2,668)	(77)	(170)	(1,172)	491	(31)	(1,899)	(1,253)

Net income available to common shareholders/members	$28,737	$6,555	$4,554	$2,783	$4,341	$3,842	$3,304	$1,868

Net income(loss) per basic share available to common members:
Distributed	0.27	0.33	0.24	0.30	0.14	0.19	0.43	0.27
Undistributed	0.61	(0.02)	(0.02)	(0.17)	0.07	(0.01)	(0.27)	(0.18)

Basic	0.88	0.31	0.22	0.13	0.21	0.18	0.16	0.09

Net income(loss) per diluted share available to common members:
Distributed	0.27	0.33	0.24	0.30	0.14	0.19	0.43	0.27
Undistributed	0.61	(0.02)	(0.02)	(0.17)	0.07	(0.01)	(0.27)	(0.18)

Basic	0.88	0.31	0.22	0.13	0.21	0.18	0.16	0.09

Weighted average shares outstanding:
Basic	32,497,727	20,849,242	20,849,242	20,849,242	20,849,242	20,849,242	20,849,242	20,849,242
Diluted	32,681,570	20,849,242	20,849,242	20,849,242	20,849,242	20,849,242	20,849,242	20,849,242

(1):
During the fourth quarter of fiscal year 2012, the Company identified an under-accrual in each of the prior quarters of 2012 related to non-income tax expense. As a result, the Company recorded an incremental charge of approximately $900 to general and administrative expense during the fourth quarter of 2012. The Company does not believe the adjustment is material to the fourth quarter or any previously reported periods.

(2):
Certain interim period balances have been reclassified within total operating expenses to conform to current period presentation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTERSTOCK, INC.
Dated: March 1, 2013	By:	/s/ JONATHAN ORINGER Jonathan Oringer Chief Executive Officer and Director

        Each person whose individual signature appears below hereby authorizes and appoints Jonathan Oringer, Thilo Semmelbauer and Timothy E. Bixby, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JONATHAN ORINGER Jonathan Oringer	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013
/s/ THILO SEMMELBAUER Thilo Semmelbauer	President and Chief Operating Officer	March 1, 2013
/s/ TIMOTHY E. BIXBY Timothy E. Bixby	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
/s/ STEVEN BERNS Steven Berns	Director	March 1, 2013
/s/ JEFF EPSTEIN Jeff Epstein	Director	March 1, 2013
/s/ THOMAS R. EVANS Thomas R. Evans	Director	March 1, 2013

Signature	Title	Date

/s/ JEFFREY LIEBERMAN Jeffrey Lieberman	Director	March 1, 2013
/s/ JONATHAN MILLER Jonathan Miller	Director	March 1, 2013

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Exhibit		Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1		October 5, 2012

2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2		October 5, 2012

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2		June 29, 2012

3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4		September 27, 2012

4.1		Registration Rights Agreement, dated as of October 5, 2012, between the Registrant and the investors listed on Schedule 1 thereto.	S-1/A	333-181376	4.2		October 5, 2012

10.1§		Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1		August 30, 2012

10.2§		2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	S-1/A	333-181376	10.2		September 27, 2012

10.3§		2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3		June 29, 2012

10.4		Lease Agreement, between Shutterstock Images LLC and Wells 60 Broad Street, LLC, dated November 6, 2008.	S-1	333-181376	10.4		May 14, 2012

10.5		Amendment to Lease between Wells 60 Broad Street, LLC and Shutterstock Images LLC, dated as of March 21, 2012.	S-1	333-181376	10.5		May 14, 2012

10.6		Amendment to Lease between Wells 60 Broad Street, LLC and Shutterstock Images LLC, dated as of March 21, 2012.	S-1	333-181376	10.6		May 14, 2012

10.7§		Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7		August 30, 2012

10.8(a	)§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a	)	September 27, 2012

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Exhibit		Filing Date
10.8(b	)§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b	)	September 27, 2012

10.9(a	)§	Employment Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated March 21, 2010.	S-1/A	333-181376	10.9(a	)	September 27, 2012

10.9(b	)§	Severance and Change in Control Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated September 24, 2012.	S-1/A	333-181376	10.9(b	)	September 27, 2012

10.9(c	)§	Amended and Restated Restricted Stock Agreement between the Registrant and Thilo Semmelbauer effective as of October 5, 2012.	10-Q/A	001-35669	10.6(c	)	December 19, 2012

10.10(a	)§	Employment Agreement between Shutterstock Images LLC and Timothy E. Bixby dated May 16, 2011.	S-1/A	333-181376	10.10(a	)	September 27, 2012

10.10(b	)§	Severance and Change in Control Agreement between Shutterstock Images LLC and Timothy E. Bixby dated September 24, 2012.	S-1/A	333-181376	10.10(b	)	September 27, 2012

10.11(a	)§	Employment Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(a	)	September 27, 2012

10.11(b	)§	Severance and Change in Control Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(b	)	September 27, 2012

10.12		Loan and Security Agreement between Silicon Valley Bank and Shutterstock Images LLC dated September 21, 2012.	S-1/A	333-181376	10.12		September 27, 2012

21.1		List of Subsidiaries.	S-1/A	333-181376	21.1		August 30, 2012

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of L.E.K. Consulting LLC.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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