Form 10-Q
period 2013-06-30
Shutterstock, Inc.
filed 2013-08-09
CIK 1549346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 7, 2013
Common Stock, $0.01 par value per share	33,695,653

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

Prior to its initial public offering, Shutterstock operated as a New York limited liability company under the name Shutterstock Images LLC (the “LLC”). On October 5, 2012, Shutterstock reorganized by way of a merger of the LLC with and into Shutterstock, Inc., a newly-formed Delaware corporation, with Shutterstock, Inc. surviving in the merger. Since October 5, 2012, Shutterstock has operated as a Delaware corporation.

Unless the context otherwise indicates, references in this report to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries including, for the period on and prior to October 5, 2012, Shutterstock Images LLC.

PART I: FINANCIAL INFORMATION

Item 1.         Financial Statements

Shutterstock, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$112,803	$102,096
Credit card receivables	2,442	1,373
Accounts receivable, net	4,435	1,738
Prepaid expenses and other current assets	6,598	2,008
Deferred tax assets, net	22,340	18,760
Total current assets	148,618	125,975
Property and equipment, net	6,778	5,255
Intangible assets, net	928	1,040
Goodwill	1,423	1,423
Deferred tax assets, net	12,786	13,239
Restricted cash	2,015	182
Total assets	$172,548	$147,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,213	$2,606
Accrued expenses	16,857	15,606
Contributor royalties payable	8,142	6,984
Deferred revenue	46,736	37,934
Term loan facility	—	6,000
Other liabilities	158	161
Total current liabilities	75,106	69,291
Other non-current liabilities	1,840	889
Total liabilities	76,946	70,180
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 33,692 and 33,513 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	337	335
Additional paid-in capital	54,520	48,282
Retained earnings	40,745	28,317
Total stockholders’ equity	95,602	76,934
Total liabilities and stockholders’ equity	$172,548	$147,114

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$56,809	$40,625	$107,926	$78,199

Operating expenses:
Cost of revenue	21,768	15,436	41,589	29,825
Sales and marketing	13,314	11,093	25,292	23,333
Product development	5,060	3,441	9,615	6,860
General and administrative	5,734	4,444	10,514	8,177
Total operating expenses	45,876	34,414	87,010	68,195
Income from operations	10,933	6,211	20,916	10,004
Other income, net	20	2	8	5
Income before provision for income taxes	10,953	6,213	20,924	10,009
Provision for income taxes	4,090	141	8,496	227
Net income	$6,863	$6,072	$12,428	$9,782
Less:
Preferred interest distributed	—	1,688	—	3,788
Undistributed earnings (loss) to participating stockholder/members	22	(170)	41	(1,342)
Net income available to common stockholders/members	$6,841	$4,554	$12,387	$7,336

Net income (loss) per basic share available to common stockholders/members:
Distributed	$—	$0.24	$—	$0.54
Undistributed	0.20	(0.02)	0.37	(0.19)
Basic	$0.20	$0.22	$0.37	$0.35

Net income (loss) per diluted share available to common stockholders/members:
Distributed	$—	$0.24	$—	$0.54
Undistributed	0.20	(0.02)	0.37	(0.19)
Diluted	$0.20	$0.22	$0.37	$0.35

Weighted average shares outstanding:
Basic	33,471,679	20,849,242	33,435,439	20,849,242
Diluted	34,040,934	20,849,242	33,903,898	20,849,242

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,428	$9,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,725	1,160
Deferred taxes	(3,127)	(155)
Non-cash equity-based compensation	2,570	2,157
Excess tax benefit from the exercise of stock options	(1,009)	—
Bad debt reserve	244	50
Chargeback reserve	20	—
Amortization of deferred financing fees	125	—
Changes in operating assets and liabilities:
Credit card receivable	(1,069)	(524)
Accounts receivable	(2,941)	(226)
Prepaid expenses and other current and non-current assets	(3,748)	(2,076)
Due from member	—	168
Accounts payable and other liabilities	2,636	2,351
Contributors royalties payable	1,158	1,060
Deferred revenue	8,802	5,175
Net cash provided by operating activities	$17,814	$18,922
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,986)	(2,671)
Acquisition of patents	—	(193)
Security (payment) deposit /receipt	(1,791)	38
Net cash used in investing activities	$(4,777)	$(2,826)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,681	—
Excess tax benefit from the exercise of stock options	1,009	—
Payment of term loan	(6,000)	—
Payment of offering fees	(20)	—
Members’ distributions	—	(15,151)
Net cash used in financing activities	$(2,330)	$(15,151)
Net increase in cash and cash equivalents	10,707	945
Cash and cash equivalents—Beginning	102,096	14,097
Cash and cash equivalents—Ending	$112,803	$15,042
Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$14,194	$300
Interest	$34	$—

See Notes to Unaudited Consolidated Financial Statements.

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

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of June 30, 2013, the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2013, its results of consolidated operations for the three and six months ended June 30, 2013 and 2012, and its results of consolidated cash flows for the six months ended June 30, 2013 and 2012. The financial data and the other financial information disclosed in these notes to the financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other future annual or interim period.

There have been no changes in the significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 1, 2013 with the Securities and Exchange Commission (the “SEC”). These financial statements should also be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2012. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. The consolidated balance sheet as of December 31, 2012 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash primarily consists of balances in checking, savings and money market accounts. The account balances are recorded at cost, which approximates fair value because of the short-term nature of the accounts, and are considered a Level 1 measurement based on bank reporting.

Revenue Recognition

All revenue, net of refunds, is generated from the license of digital content through subscription or usage based plans. The Company’s four plans are: subscription plans, On Demand plans, Pay As You Go, and credit pack plans. The Company recognizes revenue when the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company’s customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance based on factors surrounding historical credit card chargeback trends and other information. As of June 30, 2013 and December 31, 2012, the Company has recorded a chargeback allowance of $90 and $70, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

Subscription plans range in length from thirty days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. On Demand plans are typically for a one-year term and permit the customer to download up to a fixed amount of digital content. On Demand revenues are recognized at the time the customer downloads the digital content on a per unit basis. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term. Pay As You Go plans provide for individual image download. The Company recognizes Pay As You Go revenue as the customer downloads images. Credit pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit pack revenues are recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. The Company recognizes revenue from its four types of plans on a gross basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, “Principal Agent Considerations,” as the Company is the primary obligor in the arrangement, has latitude in establishing the product’s price, performs a detailed review of the digital content before accepting it to its collection to ensure it is of high quality before it may be purchased by its customers, can reject contributor’s images in its sole discretion, and has credit risk.

Customers typically pay in advance (or upon commencement of the term) via credit card, wire or check. Fees paid or invoiced in advance are deferred and recognized as described above. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms. The Company does not generally offer refunds or the right of return to customers. There are situations in which a customer may receive a refund but the determination is made on a case-by-case basis.

The Company also licenses digital content to customers through third party resellers. The Company contracts with third party resellers around the world to access markets where the Company does not have a significant presence. Third party resellers sell the Company’s products directly to end-user customers and remit a fixed amount to the Company based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether the Company’s revenue should be reported on a gross or net basis with respect to our reseller program, the Company follows the authoritative guidance in ASC 605-45, “Principle Agent Considerations.” The Company recognizes revenue net of reseller commission in accordance with the type of plan sold, consistent with the plan descriptions above. The Company generally does not offer refunds or the right of return to resellers.

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

The Company measures and recognizes non-cash equity-based compensation expense for all equity-based payment awards based on estimated fair values at the date awards are granted. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The determination of the grant date fair value using an option-pricing model requires judgment as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s fair value of the common ownership interest pre-IPO, the Company’s closing market price at the grant date post-IPO, the expected unit price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•                  Fair Value of Common Membership Unit. Prior to completion of the IPO, the Company’s fair value of common ownership interest was estimated internally and approved by the Board of Managers (“BOM”) because the Company was not publicly traded. The Company’s intention upon granting VAR Plan awards was for the granted award to have an exercisable price per unit that was not less than the per unit fair value of the Company’s common equity on the date of grant. The valuations of the Company’s common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset. The assumptions used in the valuation model were based on future expectations combined with the Company’s judgment. In the absence of a public trading market, the Company exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some, but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, the Company’s history and introduction of new functionality and services, the Company’s stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for our common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. The Company also obtained independent third party valuations on a periodic basis. After October 11, 2012, the date the Company’s common stock began trading on the NYSE, the grant date fair value for equity-based awards is based on the closing price of the Company’s common stock on the NYSE on the date of grant and fair value for all other purposes related to equity-based awards shall be the closing price of the Company’s common stock on the NYSE on the relevant date.

•                  Expected Term. The expected term was estimated using the simplified method allowed under SEC guidance.

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

If any of the assumptions used in the Black-Scholes model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan, the 2012 ESPP and VAR Plan are subject to a time-based vesting requirement. The majority of stock option awards granted under the 2012 Plan vest over four years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate in the 2012 ESPP. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with the Company’s Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. which do not include a change of control condition. As of June 30, 2012, no equity-based compensation expense related to the VAR Plan awards had been recognized because the qualifying event had not occurred. As a result of the completion of the IPO, the Company began recording share-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of common stock of Shutterstock, Inc. as part of the Company’s Reorganization.

For any equity-based awards that qualified for liability classification pre-IPO, the Company elected to use the intrinsic value method to value the common membership interest in accordance with authoritative guidance on stock compensation. See Note 10, Equity-Based Compensation, for further information.

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

Effective with the Reorganization, the Company became a Delaware corporation, and therefore became subject to federal and state tax expense after October 5, 2012. As a result of this tax status change, the Company recorded an incremental net deferred tax asset and a one-time non-cash tax benefit of approximately $28,811 in the fourth quarter of the fiscal year ended December 31, 2012.

The Company filed tax returns as a partnership for the period from January 1, 2012 through October 5, 2012 and will file tax returns as a corporation for the period from October 6, 2012 through December 31, 2012 and all periods thereafter. Significant management judgment is required in projecting ordinary income in order to determine the Company’s estimated effective tax rate.

The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions, taken or expected to be taken, in a tax return. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves, if any, are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit or lapses in statutes of limitations. Any reserve for uncertain tax positions is included in the income tax provision. Penalties and interest, if any, on uncertain tax positions are included in income tax expense.

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

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common stockholders/members by the weighted average number of common shares outstanding during the period. The Company applies the two-class method for calculating and presenting income per share. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their contractual participating rights to share in the earnings as if all of the earnings for the period have been distributed. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, are excluded from weighted average number of common shares outstanding. Undistributed net income (loss) for a given period is apportioned to participating members based on the weighted average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. Income available to common stockholders/members is computed by deducting dividends paid to preferred members, accretion to redemption value on preferred members shares, less income allocated to participating securities including unvested shares for the restricted award holder since these unvested shares have participating rights. See Note 10, Equity-Based Compensation, for further discussion.

Diluted net income per share is computed by dividing the net income available to common stockholders/members adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive. For all periods presented, diluted net income available to common stockholders/members includes the effect of 1,716,301 options to purchase common stock while 257,800 options to purchase common stock were excluded since they were anti-dilutive. The Company had no assumed shares available to purchase for the three and six months ended June 30, 2012.

A reconciliation of assumed exercised shares used in calculating basic and diluted net income (loss) share available to common stockholders/members follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic	33,471,679	28,849,242	33,435,439	28,849,242
Stock options and employee stock purchase plan shares	523,613	—	440,345	—
Unvested restricted stock awards	45,642	—	28,114	—
Diluted	34,040,934	28,849,242	33,903,898	28,849,242

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss) such as cumulative foreign currency translation adjustments and unrealized gains or losses on marketable securities. The Company’s net income equals comprehensive income for the three and six months ended June 30, 2013 and 2012.

Recently Issued Accounting Standard Updates

None of the recently issued accounting standard updates is expected to have a material impact.

(2) Information About Revenue By Geographic Area

The following represents our revenue based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
North America	$20,830	$14,496	$39,201	$27,610
Europe	20,129	15,080	39,181	29,578
Rest of the world	15,850	11,049	29,544	21,011
Total revenue	$56,809	$40,625	$107,926	$78,199

Included in North America is the United States which comprises 33% and 32% of total revenue for the three months ended June 30, 2013 and 2012, respectively, and 32% and 32% of total revenue for the six months ended June 30, 2013 and 2012, respectively. No other country accounts for more than 10% of the Company’s revenue in any period. All long-lived assets are located in the United States.

(3) Goodwill and Intangible Assets

The Company’s goodwill balance is attributable to its Bigstockphoto, Inc. (“Bigstock”) reporting unit and is tested for impairment at least annually on October 1 or upon a triggering event. There have been no changes in the carrying amount of goodwill through June 30, 2013.

Intangible assets consist of the following as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
	(unaudited)
Amortizing intangible assets:
Customer relationship	$600	$(561)	39	4
Trade name	400	(105)	295	14
Contributor content	450	(113)	337	15
Non-compete agreement	100	(100)	—	3
Patents	193	(16)	177	17
Domain name	86	(6)	80	15
Total	$1,829	$(901)	$928

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationship	$600	$(486)	$114	4
Trade name	400	(91)	309	14
Contributor content	450	(98)	352	15
Non-compete agreement	100	(100)	—	3
Patents	193	(11)	182	17
Domain name	86	(3)	83	15
Total	$1,829	$(789)	$1,040

Amortization expense was $55 and $64 for the three months ended June 30, 2013 and 2012, respectively, and $112 and $124 for the six months ended June 30, 2013 and 2012, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $77 for the remaining six months of 2013, $78 in 2014, $78 in 2015, $78 in 2016, $78 in 2017 and $539 thereafter.

(4) Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2013	December 31, 2012
Computer equipment and software	$10,050	$8,971
Furniture and fixtures	881	806
Leasehold improvements	888	484
Property and equipment	11,819	10,261
Less accumulated depreciation	(5,041)	(5,006)
Properly and equipment, net	$6,778	$5,255

Depreciation expense amounted to $889 and $568 for the three months ended June 30, 2013 and 2012, respectively, and $1,613 and $1,036 for the six months ended June 30, 2013 and 2012, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset.

(5) Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Royalty tax withholdings	$4,976	$4,644
Non-income taxes	5,394	3,567
Accrued compensation	3,752	4,246
Accrued marketing	393	588
Professional fees	355	469
Other accrued expenses	1,987	2,092
Total accrued expenses	$16,857	$15,606

(6) Income Taxes

The Company’s effective tax rates for the three month periods ended June 30, 2013 and 2012 are 37.3% and 2.3%, respectively. The Company’s effective tax rates for the six month periods ended June 30, 2013 and 2012 are 40.6 % and 2.3%, respectively. The Company incurred a discrete tax expense relating to a change in its state apportionment percentage during the six months ended June 30, 2013, which increased the effective tax rate by 1.3%. Excluding this discrete expense, the effective rate would be 39.3%. The Company has computed the provision for income taxes based on the estimated annual effective tax rates and the application of discrete items, if any, in the period applicable. Effective with the Reorganization on October 5, 2012, the Company became a Delaware corporation, and therefore became subject to federal and state tax expense. For all periods prior to the Reorganization, the Company filed its income tax returns as a limited liability company and was taxed as a “pass through” partnership for federal and state income tax purposes and recognized no federal and state income taxes, as the members of the LLC, and not the Company itself, were subject to income tax on their allocated share of the Company’s earnings. The effective tax rate differs from the statutory tax rate due primarily to non-deductible expense related to non-cash equity-based compensation, and meals and entertainment.

During the three months ended June 30, 2013 and 2012, the Company recorded an unrecognized tax benefit in the amount of $973 and $18, respectively, and during the six months ended June 30, 2013 and 2012, the Company recorded an unrecognized tax benefit in the amount of $973 and $18, respectively, for uncertain tax positions taken in prior years. To the extent these unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company accrued interest and penalties in the amount of $2 and $11 related to unrecognized tax benefits for the three and six months ended June 30, 2013. The Company did not accrue any interest or penalties related to unrecognized tax benefits for the three and six months ended June 30, 2012.

(7) Term Loan Facility

On September 21, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank providing for a $12,000 term loan facility, which the Company refers to as the term loan facility. On December 24, 2012, the Company paid down $6,000 of the term loan facility. On March 25, 2013, the Company paid off the remaining $6,000 of the loan facility. At June 30, 2013 and December 31, 2012, the Company recorded accrued interest in the amount of $0 and $3, respectively, which is included in accrued expenses.

The Company capitalizes costs directly associated with acquiring third party financing. During the three and six months ended June 30, 2013, the Company accelerated and recognized $0 and $125 as a result of paying off the term loan facility. As of December 31, 2012, deferred financing costs, net of accumulated amortization were $125.

The Company was in compliance with the financial covenants and other covenants applicable to it under the term loan facility prior to paying off the term loan facility on March 25, 2013.

(8) Commitments and Contingencies

The Company leases facilities under agreements accounted for as operating leases. Rental expense, inclusive of operating leases, for the three months ended June 30, 2013 and 2012 was $531 and $389, respectively, and for the six months ended June 30, 2013 and 2012 was $1,029 and $720, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense.

On March 21, 2013, the Company entered into an operating lease agreement to lease new office facilities in New York, New York. The lease commencement date shall be the later of August 1, 2013 and the date the Company takes possession; therefore, no expense was recorded during the three and six months ended June 30, 2013. The Company also entered into a letter of credit in the amount of $1,829 as a security deposit for the leased facilities. The letter of credit was collateralized by $1,829 of cash as of June 30, 2013, and as such, is reported as restricted cash on the consolidated balance sheet. The lease term is eleven years from the commencement date and aggregate future minimum lease payments are approximately $42,200.

Capital Expenditures

For the six months ended June 30, 2013 and 2012, the Company spent approximately $2,000 and $2,100, respectively, for servers and related hardware to accommodate increased business volume. The additions are included in “Assets—Property and equipment, net” on the balance sheet. As of June 30, 2013, the Company had no significant committed purchases related to data server equipment.

Unconditional Purchase Obligations

As of June 30, 2013 and December 31, 2012, the Company had unconditional purchase obligations in the amount of $2,250 and $3,409, which consisted primarily of contracts related to infrastructure services and contractual commitments for marketing services.

As of June 30, 2013, the Company’s unconditional purchase obligations for the remainder of 2013 and for the years ending December 31, 2014 and 2015 are $991, $1,063 and $196, respectively. As of December 31, 2012, the Company’s unconditional purchase obligations for the years ending December 31, 2013, 2014 and 2015 are $2,274, $943 and $192, respectively.

Legal Matters

                From time to time, the Company may become party to litigation in the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and threats of litigation, investigations and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company currently has no material active litigation matters and, as such, no material reserves related to litigation. In addition, the Company receives, from time to time, inquiries related to potential intellectual property infringement matters. To date, the outcome of these inquiries has not had a material impact on the Company’s operations or financial results.

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is limited to $10. The Company offers certain of its customers greater levels of indemnification, including, in some cases, unlimited indemnification. As of June 30, 2013 and as of December 31, 2012, the Company has recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

Employment Agreements

The Company has entered into employment and change of control arrangements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

(9) Employee Benefit Plans

The Company has a 401(k) defined contribution plan (“401(k) Plan”) and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ compensation per year. Matching contributions also are fully vested and non-forfeitable at all times.

The Company recorded employer matching contributions of $178 and $121 for the three months ended June 30, 2013 and 2012, respectively, and $317 and $269 for the six months ended June 30, 2013 and 2012, respectively.

(10) Equity-Based Compensation

Between June 7, 2007 and October 5, 2012, the Company was organized as a limited liability company. Beginning in 2011, the Company granted equity rights similar to options under its VAR Plan in the form of value appreciation rights. Each VAR Plan award had an exercise price, a vesting period and an expiration date, in addition to other terms and conditions similar to typical equity option grant terms and conditions. For the convenience of communicating the issuance of VAR Plan awards to employees, the BOM designated a total of 3,000,000 notional units for the VAR Plan to represent 10% of the Company’s overall equity. The VAR Plan awards were subject to a time-based vesting requirement and a condition that a change of control occur for a payment to trigger with respect to the VAR Plan awards. Payment could occur in the form of cash, units or other securities at the discretion of the BOM and was equal to the appreciation in value over the participant’s grant date price. The determination of the type of payment was subject to the discretion of the Company and not the holder. Additionally, the Company has never settled any VAR units with cash. As a result, the VAR units were accounted for as equity awards. Given the change-of-control condition, there was no equity-based compensation charge recorded for the three and six months ended June 30, 2012. In connection with the Reorganization, all of the VAR Plan awards were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. with only a time-based vesting requirement, which were granted pursuant to the Company’s 2012 Plan.

The Company’s VAR Plan awards were made in the form of notional units and were exchanged for options to purchase shares of common stock of Shutterstock, Inc. at the time of the Reorganization. Since the Reorganization, equity grants have been in the form of options to purchase common stock of Shutterstock, Inc. The following table represents a summary of the Company’s stock option activity for the six months ended June 30, 2013:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2012	1,692,282	$16.11
Options granted	293,100	42.07
Options exercised	(105,313)	15.34
Options cancelled or forfeited	(34,745)	18.93
Options outstanding at June 30, 2013	1,845,324	$20.23
Vested and exercisable at June 30, 2013	560,372	$15.43

The intrinsic value of the total stock options outstanding at June 30, 2013 and at December 31, 2012 was approximately $65,600 and $16,700, respectively. The intrinsic value of the total stock options vested and exercisable at June 30, 2013 and at December 31, 2012 was approximately $22,600 and $4,300, respectively. No stock options expired during the six months ended June 30, 2013 or the year ended December 31, 2012.

The following weighted average assumptions were used in the fair value calculation for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (in years)	6.3	6.3	6.3	5.2-6.3
Volatility	49%	49%	49%	49%
Risk-free interest rate	1.0-1.5%	1.1%	1.0-1.5%	1.1-1.6%
Dividend yield	0%	0%	0%	0%

The Company recognized non-cash equity-based compensation expense of $1,130 and $1,744, net of forfeitures, in connection with the vesting of stock options during the three and six months ended June 30, 2013. There was no non-cash equity-based compensation in connection with the 2012 Plan for the three and six months ended June 30, 2012. As of June 30, 2013, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $11,500, which is expected to be recognized through fiscal year 2017.

On August 17, 2010, the Company entered into a Profits Interest Agreement with an executive whereby the Company issued a membership interest in the Company in consideration of future services to be rendered. The profits interest grant was to vest over a six year period. Upon consummation of the Reorganization, the vested portion of the profits interest was exchanged for shares of common stock of Shutterstock, Inc. and the liability relating to the vested portion of the profits interest, in the amount of $5,147, was re-classed to equity. The unvested portion of the profits interest was exchanged for shares of restricted stock having the same vesting terms as the profits interest.

On June 3, 2013, the Company issued 10,000 restricted stock units pursuant to the 2012 Plan. The restricted stock units vest 25% on the first anniversary of the relevant vesting commencement date and the remaining 75% vest quarterly over three years thereafter. The restricted stock units are accounted for as equity awards and expensed based on the fair value on the date of grant over the four year vesting period.

The Company recognized non-cash equity-based compensation expense of $277 and $536 during the three and six months ended June 30, 2013, respectively, related to the vesting of restricted stock/restricted stock units and recognized non-cash equity-based compensation expense of $1,493 and $2,157, respectively, during the three and six months ended June 30, 2012 related to the profits interest award.

As of June 30, 2013, the total unrecognized compensation charge related to the restricted stock/restricted stock units is approximately $3,300, which is expected to be recognized through fiscal year 2017.

On October 10, 2012, the Company’s 2012 ESPP became effective. The Company recognized non-cash equity-based compensation expense of $147 and $290, net of estimated forfeitures, in connection with the 2012 ESPP for the three and six months ended June 30, 2013, respectively. There was no non-cash equity-based compensation in connection with the 2012 ESPP for the three and six months ended June 30, 2012. As of June 30, 2013, 73,717 shares have been issued under the 2012 ESPP.

The following table summarizes non-cash equity-based compensation expense included in the Company’s statement of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$110	$—	$165	$—
Sales and marketing	304	—	507	—
Product development	329	—	584	—
General and administrative	811	1,493	1,314	2,157
Total	$1,554	$1,493	$2,570	$2,157

(11) Distributions to Members

Prior to the Reorganization and in accordance with the Company’s Amended and Restated Limited Liability Company Agreement, as amended, the LLC made cash distributions to the members based on their respective percentage interest to the extent cash was available as determined by the board. During the six months ended June 30, 2012, the LLC made $15,151 in cash distributions to the preferred and common members. There have been no distributions made since the Reorganization on October 5, 2012.

Item 2:                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Cautionary Statement

The following discussion of our financial condition and results of operations should be read together with our interim unaudited consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our global online marketplace brings together users of commercial digital imagery with image creators from around the world. More than 750,000 active, paying users contributed to revenue in 2012. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2012, 2011 and 2010, we experienced year-to-year revenue retention of 100%, 102%, and 96%, respectively. This means that customers that contributed to revenue in 2011 contributed, in the aggregate, 100% as much revenue in 2012 as they did in 2011. More than 40,000 approved contributors make their images available in our collection, which has grown to more than 27 million images as of June 30, 2013. This makes our collection one of the largest of its kind and, in the twelve months ended December 31, 2012, we delivered more than 76 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

•                  In January 2013, we introduced four new website languages — Turkish, Polish, Czech and Hungarian — bringing the total number of languages we support to fourteen.

•                  In March 2013, we launched a new image discovery tool called Spectrum. The prototype, which is part of the Company’s Labs development program for exploratory tools and products, indexes hexagram data to yield search results by color. Designed and built entirely in-house, Spectrum offers an extraordinary experience for designers looking for ideas and inspiration.

•                  In March 2013, we announced the formation of Offset, a new brand featuring a collection of remarkable imagery from top photographers and illustrators around the world. Offset features the works from established and respected collections including National Geographic and Huber Images. With Offset, creative image buyers can purchase authentic, sophisticated imagery with a straightforward licensing process. Pricing is simple and transparent, and visible alongside each image and currently ranges between $250 and $500 depending on the size of the file. True to its name, Offset is revolutionary and unique, set apart from existing stock collections.

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

•                  In April 2013, we introduced four new website languages — Danish, Finnish, Norwegian and Swedish — bringing the total number of languages we support to eighteen.

•                  In May 2013, we announced the launch of a new tool called Keyword Suggestions. This tool suggests keywords based on similar images within the collection and reduces the time contributors need to spend creating keywords. The Keyword Suggestions tool is integrated into the Shutterstock Content Editor and can be used seamlessly with other programs like Adobe’s Lightroom, Photoshop and Bridge, making it a natural addition to the submission workflow.

•                  In May 2013, we surpassed one million licensable video clips in our collection of royalty-free stock footage.

•                  In June 2013, we announced a new online marketplace called Skillfeed. The platform reinvents online learning for digital professionals by offering a diverse collection of credible, curated video courses through a simple, affordable subscription plan. We obtain content from knowledgeable instructors from around the world, specializing in topics as diversed as graphic design, video and photo editing, Microsoft Excel and web development. Designed for brushing up on existing skills or developing extensive new ones, Skillfeed offers two types of courses:

•                  Comprehensive Courses: videos of 20 minutes or more, designed to develop in-depth professional skills, such as HTML or Adobe InDesign.

•                  Skill Snacks: short videos you can watch on your lunch break to pick up new tips and techniques on a range of topics from Photoshop to video editing.

We believe the global and crowdsourced marketplace knowledge we have gained building the Shutterstock model can be applied to this new online marketplace.

•                  In July 2013, we celebrated the 10th anniversary of the Company’s founding and also launched Shutterstock Stories which will highlight the unique life stories of Shutterstock contributors and will award $75,000 through creative grants to winning contributors.

•                  In August 2013, we introduced two new website languages — Thai and Korean — bringing the total number of languages we support to twenty.

As an online marketplace, we generate revenue by licensing images and paying royalties to contributors for each of their images that is downloaded. Approximately half of our revenue and the vast majority of our downloads come from subscription-based users. These customers can download and use a large number of images in their creative process without concern for the incremental cost of each image download. For users who need fewer images, we offer simple, affordable, On Demand pricing, which is presented as a flat rate across all images and sizes. Since the launch of our On Demand purchase options in 2008, revenue from our On Demand purchase options has increased as a percentage of our overall revenue and we expect that this trend will continue.

Each time an image or video is downloaded, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue as described on our websites. Royalties are typically paid to contributors on a monthly basis subject to certain payout minimums. Royalties represent the largest component of our operating expenses and tend to increase proportionally with revenue.

Our cost of revenue is substantially similar as a percentage of revenue for our On Demand and subscription-based purchase options. While contributors generally earn a fixed amount per download for some of our plans, we have set the per-download amount paid to our contributors for each of our purchase options so that contributors earn more per download from plans where we collect higher revenue per download. In other words, we strive to deliver a similar percentage of revenue to contributors regardless of which purchase option a customer chooses. Cost of revenue for our On Demand purchase options has been slightly lower than that of our subscription-based options; however, this difference has historically represented less than 5% of revenue. As a result, we expect that any shifts in the relative popularity of these two purchase options will not substantially impact our cost of revenue.

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

An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past number of years, we increased our investments in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images that they need, the degree to which we make use of the large quantity of data we collect about images and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection is currently over 27 million images as of June 30, 2013 and growing, making it one of the largest libraries of its kind.

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

Key Business Metrics

In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions, except revenue per download)		(in millions, except revenue per download)
Paid downloads (during the period)	24.3	18.3	46.7	35.9
Revenue per download (during the period)	$2.33	$2.22	$2.31	$2.18
Images in collection (end of period)	27.3	20.2	27.3	20.2

Paid Downloads

Measuring the number of paid downloads that our customers earn in any given period is important because our revenue and contributor royalties are driven by paid download activity. For customers that choose our On Demand purchase options, each incremental download results in incremental revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each download, but we believe that download activity is an important measure of the value that a customer is getting from a subscription and the likelihood that they will renew. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations or videos, excluding re-downloads of images that a customer previously downloaded (which do not generate contributor royalty expense) and downloads of our free image of the week (which we make available as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).

Revenue per Download

We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period. This metric captures both changes in our pricing, if any, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others. For example, when a customer pays $49.00 for five On Demand images, we earn more revenue per download ($9.80) than when a customer purchases a one-month subscription for $249.00 and downloads 100 images during the month ($2.49 per download). Over the last three years, revenue from each of our purchase options has grown, however our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand purchase options. Revenue per download has increased steadily over the last three years, almost solely due to change in product mix. During this period pricing remained relatively consistent.

Images in Collection

We define images in collection as the total number of photographs, vectors and illustrations available to customers on our websites at any point in time. We report this metric as of the end of a given period. We believe that offering a large selection of images allows us to acquire and retain customers and, therefore, we believe that broadening our selection of high-quality images is an important driver of our revenue growth.

Key Components of Our Results of Operations

Revenue

We generate revenue by licensing commercial digital imagery. The significant majority of our revenue is generated via either subscription or On Demand purchase options. We generate subscription revenue through the sale of subscriptions varying in length from 30 days to 1 year. Our most popular subscription offering currently allows up to 25 image downloads per day for a flat monthly fee. In substantially all cases, we receive the full amount of the subscription payment by credit card at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. We generate On Demand revenue through the sale of fixed packages of downloads varying in quantity from 1 image to 60 images. We also generate On Demand revenue through Bigstock via the sale of both credits plans (which enable a customer to purchase a fixed number of credits which can then be utilized to download images anytime within one year) and Pay As You Go pricing (which provides for simple cash pricing of individual images). We recently introduced a subscription option for Bigstock varying in length from 30 days to 1 year offering up to 50 image downloads per day for a flat fee. We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images are downloaded or when the right to download images expires (typically 365 days after purchase). We also provide a number of other purchase options. These purchase options include custom accounts (for customers that need multi-seat access, invoicing, higher or unlimited indemnification or a higher volume of images) and video footage (which are sold both individually and in fixed packages). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images or videos are downloaded or when the right to download expires, typically 365 days after purchase. Some of our larger custom accounts are invoiced at or after the time of sale and pay us on credit terms.

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

Product Development.     Product development expenses consist of personnel expenses, including employee compensation, non-cash equity-based compensation, benefits and bonuses for salaried employees and contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include facility and other supporting overhead costs. We typically expense product development expenses as incurred. We expect product development expenses to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and enhancing the functionality of our existing products.

General and Administrative.     General and administrative expenses include employee salaries and non-cash equity-based compensation and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology, business intelligence and other administrative personnel. In addition, general and administrative expenses include outside legal and accounting services, facilities costs, insurance and other supporting overhead costs. We expect to incur incremental general and administrative expenses to support our growth and to support operating as a public company.

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

As we continue to expand our operations outside of the United States, we may become subject to taxation in non-US jurisdictions and our effective tax rate could fluctuate accordingly.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, goodwill, intangibles, non-cash equity-based compensation, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, non-cash equity-based compensation, accounting for income taxes, goodwill and intangible assets have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Consolidated Statement of Operations:
Revenue	$56,809	$40,625	$107,926	$78,199
Operating expenses:
Cost of revenue	21,768	15,436	41,589	29,825
Sales and marketing	13,314	11,093	25,292	23,333
Product development	5,060	3,441	9,615	6,860
General and administrative	5,734	4,444	10,514	8,177
Total operating expenses	45,876	34,414	87,010	68,195
Income from operations	10,933	6,211	20,916	10,004
Interest income, net	20	2	8	5
Income before provision for income taxes	10,953	6,213	20,924	10,009
Provision for income taxes	4,090	141	8,496	227
Net income	$6,863	$6,072	$12,428	$9,782

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statement of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	38	38	39	38
Sales and marketing	24	27	23	30
Product development	9	8	9	9
General and administrative	10	11	10	10
Total operating expenses	81	84	81	87
Income from operations	19	16	19	13
Interest income, net	0	0	0	0
Income before provision for income taxes	19	16	19	13
Provision for income taxes	7	0	8	0
Net income	12%	16%	11%	13%

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$56,809	$40,625	$16,184	40%
Operating expenses:
Cost of revenue	21,768	15,436	6,332	41
Sales and marketing	13,314	11,093	2,221	20
Product development	5,060	3,441	1,619	47
General and administrative	5,734	4,444	1,290	29
Total operating expenses	45,876	34,414	11,462	33
Income from operations	10,933	6,211	4,722	76
Interest income, net	20	2	18	900
Income before provision for income taxes	10,953	6,213	4,740	76
Provision for income taxes	4,090	141	3,949	*
Net income	$6,863	$6,072	$791	13%

*Not Meaningful

Revenue

Revenue increased by $16.1 million, or 40%, to $56.8 million in the three months ended June 30, 2013 compared to the same period in 2012. This increase in revenue was primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the three months ended June 30, 2013 and 2012, respectively, we delivered 24.3 million and 18.3 million paid downloads, and our average revenue per download increased to $2.33 from $2.22. Paid downloads increased primarily due to the acquisition of new customers as a result of our marketing strategies. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. In the three months ended June 30, 2013 compared to the same period in 2012, revenue from North America increased to 37% from 36% while revenue from Europe decreased to 35% from 37% and revenue from the rest of the world increased to 28% from 27%.

Cost and Expenses

Cost of Revenue.  Cost of revenue increased by $6.3 million, or 41%, to $21.8 million in the three months ended June 30, 2013 compared to the same period in 2012. Royalties increased $4.4 million, or 38%, driven by an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2013 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $0.5 million, or 38%, to $2.0 million as a result of an increased card volume in the three months ended June 30, 2013. We anticipate credit card charges increasing for the remainder of 2013 and beyond as credit card transaction volume increases. Employee-related costs increased $0.6 million, or 62%, driven by increased headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $0.5 million, or 43%, to $1.5 million in the three months ended June 30, 2013 compared to the same period in 2012.

Sales and Marketing.  Sales and marketing expenses increased by $2.2 million, or 20%, to $13.3 million in the three months ended June 30, 2013 compared to the same period in 2012. Advertising expenses, the largest component of our sales and marketing expenses, decreased by $0.6 million, or 7%, as compared to the prior period as a result of more efficient spending on both search and display advertising in the current period which has continued to yield a high level of returns. However, we anticipate that our global advertising spend will begin to increase in absolute dollars for the remainder of 2013 and beyond, as we further our international expansion while maintaining a cost effective customer acquisition ratio. Employee-related expenses, including travel and entertainment, increased by $2.3 million, or 109%, driven by an increase in sales and marketing headcount to support our expansion into new markets, increased sales commissions as a result of growing revenue from direct sales, and non-cash equity-based compensation.

Product Development.  Product development expenses increased by $1.6 million, or 47%, to $5.1 million in the three months ended June 30, 2013 compared to the same period in 2012. Employee-related costs increased by $1.2 million, or 51%, driven by headcount increases in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities, and increased non-cash equity-based compensation.

General and Administrative.  General and administrative expenses increased by $1.3 million, or 29%, to $5.7 million in the three months ended June 30, 2013 compared to the same period in 2012. Non-income tax expenses increased $0.6 million, or 180%, primarily due to our increased volume of sales activity. Employee-related expenses, excluding non-cash equity based compensation, increased by $0.7 million, or 57%, as we added finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our revenue and the infrastructure necessary to operate as a public company. Other corporate overhead expenses, including allocated insurance costs due to operating as a public company and increased recruiting costs driven by additional headcount increased by $0.4 million or 227%. Non-cash equity based compensation decreased by $0.7 million, or 46%, to $0.8 million due to the re-measuring of a profits interest award in 2012 to market value.

Income Taxes.  Effective October 5, 2012, the Company became a Delaware corporation, and therefore became subject to federal and state income tax expense. For all periods on and prior to October 5, 2012, the Company filed its income tax returns as a limited liability company and was taxed as a “pass through” partnership for federal and state income tax purposes and recognized no federal and state income taxes, as the members of the LLC, and not the Company itself, were subject to income tax on their allocated share of the Company’s earnings. As a result, the effective tax rate was 37.3% in the three months ended June 30, 2013 compared to 2.3% for the same period in 2012.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$107,926	$78,199	$29,727	38%
Operating expenses:
Cost of revenue	41,589	29,825	11,764	39
Sales and marketing	25,292	23,333	1,959	8
Product development	9,615	6,860	2,755	40
General and administrative	10,514	8,177	2,337	29
Total operating expenses	87,010	68,195	18,815	28
Income from operations	20,916	10,004	10,912	109
Interest (expense) income, net	8	5	3	60
Income before provision for income taxes	20,924	10,009	10,915	109
Provision for income taxes	8,496	227	8,269	*
Net income	$12,428	$9,782	$2,646	27%

*Not Meaningful

Revenue

Revenue increased by $29.7 million, or 38%, to $107.9 million in the six months ended June 30, 2013 compared to the same period in 2012. This increase in revenue was primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the six months ended June 30, 2013 and 2012, respectively, we delivered 46.8 million and 35.9 million paid downloads, and our average revenue per download increased to $2.31 from $2.18. Paid downloads increased primarily due to the acquisition of new customers as a result of our marketing strategies. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. In the six months ended June 30, 2013 compared to the same period in 2012, revenue from North America increased to 36% from 35% while revenue from Europe decreased to 36% from 38% and revenue from the rest of the world was flat at 27%.

Cost and Expenses

Cost of Revenue.  Cost of revenue increased by $11.8 million, or 39%, to $41.6 million in the six months ended June 30, 2013 compared to the same period in 2012. Royalties increased $8.2 million, or 37%, driven by an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2013 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $1.0 million, or 34%, to $3.8 million as a result of an increased card volume in the six months ended June 30, 2013. We anticipate credit card charges increasing for the remainder of 2013 and beyond as credit card transaction volume increases. Employee-related costs increased by $1.0 million, or 52%, driven by increased headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $0.9 million, or 49%, to $2.8 million in the six months ended June 30, 2013 as compared to the same period in 2012.

Sales and Marketing.  Sales and marketing expenses increased by $2.0 million, or 8%, to $25.3 million in the six months ended June 30, 2013 compared to the same period in 2012. Advertising expenses, the largest component of our sales and marketing expenses, decreased by $2.5 million, or 14%, as compared to the prior period as a result of more efficient spending on both search and display advertising in the current period which has continued to yield a high level of returns. However, we anticipate that our global advertising spend will begin to increase in absolute dollars for the remainder of 2013 and beyond, as we further our international expansion while maintaining a cost effective customer acquisition ratio. Employee-related expenses, including travel and entertainment, increased by $3.6 million, or 90%, driven by an increase in sales and marketing headcount to support our expansion into new markets, increased sales commissions as a result of growing revenue from direct sales, and non-cash equity-based compensation. Other corporate overhead expenses, including allocated insurance costs due to operating as a public company and increased recruiting costs driven by headcount increases, increased by $0.3 million or 68%.

Product Development.  Product development expenses increased by $2.8 million, or 40%, to $9.6 million in the six months ended June 30, 2013 compared to the same period in 2012. Employee-related costs increased by $2.1 million, or 44%, driven by headcount increases in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities, and increased non-cash equity-based compensation. In addition, other technology costs increased by $0.2 million, or 75%, to $0.5 million primarily due to costs associated with third party providers and the use of cloud based environments.

General and Administrative.  General and administrative expenses increased by $2.3 million, or 29%, to $10.5 million in the six months ended June 30, 2013 compared to the same period in 2012. Non-income tax expenses increased $1.1 million, or 182%, primarily due to our increased volume of sales activity. Employee-related expenses, excluding non-cash equity based compensation,  increased by $1.0 million, or 37%, as we added finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our revenue and the infrastructure necessary to operate as a public company. Other corporate overhead expenses, including allocated insurance costs due to operating as a public company, increased recruiting costs driven by headcount increases, and increased finance costs due to the accelerated repayment of the term loan in March 2013, increased by $0.7 million or 190%. Non-cash equity based compensation decreased by $0.8 million, or 39%, to $1.3 million due to re-measuring the profits interest award in 2012 to market value.

Income Taxes.  Effective October 5, 2012, the Company became a Delaware corporation, and therefore became subject to federal and state income tax expense. For all periods on and prior to October 5, 2012, the Company filed its income tax returns as a limited liability company and was taxed as a “pass through” partnership for federal and state income tax purposes and recognized no federal and state income taxes, as the members of the LLC, and not the Company itself, were subject to income tax on their allocated share of the Company’s earnings. As a result, the effective tax rate was 40.6% in the six months ended June 30, 2013 compared to 2.3% for the same period in 2012. The Company incurred a discrete tax expense relating to a change in its state apportionment percentage during the six months ended June 30, 2013 which increased the effective tax rate by 1.3%. Excluding this discrete expense, the effective rate would have been 39.3%.

Quarterly Trends

Our operating results may fluctuate from quarter to quarter as a result of a variety of factors, including, but not limited to the effects of some seasonal trends in customer behavior. For example, we expect usage to decrease during the fourth quarter of each calendar year due to the year-end holiday vacation season, and to increase in the first quarter of each calendar year as many customers return to work. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues tend to be smoother and less volatile than if we had no subscription-based customers.

In addition, expenditures on digital imagery by customers tend to be somewhat discretionary in nature, reflecting overall economic conditions, the economic prospects of specific industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $112.8 million, which primarily consisted of money market mutual funds and checking accounts. Since inception, we have financed our operations primarily through cash flow generated from operations. Historically, our principal uses of cash have been funding our operations, capital expenditures and distributions to members. On October 4, 2012, we made a final distribution to the LLC members representing all undistributed earnings. The final distribution approximated all of the cash generated from the operations of the LLC through October 4, 2012. Following this final distribution, no additional distributions were made to members of the LLC prior to the Reorganization. Additionally, following the Reorganization, our tax rate and related tax payments have increased significantly as we became subject to federal, state and additional city income tax.

We entered into a term loan facility in September of 2012 that provided for a $12.0 million term loan. Following the final distribution to members described above, the borrowings from the term loan facility were used to fund the short-term capital needs of our operations following the final distribution to members described above and our IPO. On December 24, 2012, we paid down $6.0 million of the term loan and on March 25, 2013, we paid off the remaining outstanding balance of $6 million. As of June 30, 2013, we had no outstanding debt. Additionally, we believe our existing cash and cash equivalents and cash flow generated from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

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

Uses of Funds

Capital Expenditures.  Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, leasehold improvements and furniture and fixtures related to office expansion and relocation and general corporate infrastructure. We anticipate capital expenditures of approximately $12 million for the remainder of 2013. See Note 8 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding capital expenditures for the six months ended June 30, 2013 and 2012.

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

In the six months ended June 30, 2013, net cash provided by operating activities was $17.8 million including net income of $12.4 million and non-cash equity-based compensation of $2.6 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $8.8 million, primarily related to an increase in orders for both subscription and On Demand products. Contributor royalties payable increased by $1.2 million due to increasing royalty expenses generated by increased customer download activity. Conversely, prepaid expenses decreased by $3.7 million primarily due to federal, state and city estimated income tax payments during the period.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2013 was $4.8 million consisting of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements in the amount of $3.0 million and payment of a security deposit of $1.8 million in connection with the lease for our new office facilities.

Financing Activities

Cash used in financing activities in the six months ended June 30, 2013 was $2.3 million consisting of payment of the remaining outstanding balance of our term loan facility in the amount of $6.0 million offset with proceeds of $2.7 million from the issuance of common stock in connection with the exercise of stock options and the corresponding excess tax benefit of $1.0 million as result of the subsequent disposition of the common stock issued. As of June 30, 2013, we had no outstanding debt.

Contractual Obligations and Commitments

We lease office facilities in New York City under operating lease agreements that expire on various dates between 2013 and 2015. Certain lease agreements provide for rental payments that increase on a graduated basis while other lease agreements provide for fixed rental payments over the lease terms. We recognize rent expense on a straight-line basis over the lease periods. We also have various co-location agreements with third-party hosting facilities that expire on various dates between 2013 and 2014. We anticipate expanding our co-location facilities as our revenue and customer base grow.

On March 21, 2013, we entered into an operating lease agreement to lease new office facilities in New York City. The lease term is eleven years from the commencement date and aggregate future minimum lease payments are approximately $42.2 million. The Company also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facilities. The letter of credit was collateralized by $1.8 million of cash as of June 30, 2013, and as such, is reported as restricted cash on the consolidated balance sheet.

We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash.

There have been no material changes in our contractual obligations since our disclosures within our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Item 3:                                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, including risks related to interest rate fluctuation, foreign currency exchange rate fluctuation and inflation.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while generating income without significant risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is not particularly sensitive to interest rate changes. We determined that the nominal difference in interest income that may be achieved from investing our cash and cash equivalents in securities with a higher risk and a longer-term did not warrant a change in our investment strategy. We will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Foreign Currency Exchange Risk

Revenues derived from customers residing outside North America as a percentage of total revenue was 63% and 64% for the three months ended June 30, 2013 and 2012, respectively, and 64% and 65% for the six months ended June 30, 2013 and 2012, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was 32% and 33% for the three and six months ended June 30, 2013, respectively, and 31% and 32% for the three and six months ended June 30, 2012, respectively. We have foreign currency risks related to foreign-currency denominated revenues. All amounts owed and paid to our foreign contributors are denominated and paid in the U.S. Dollar. Accordingly, changes in exchange rates will affect our revenue and other operating results as expressed in the U.S. Dollar. Based on our foreign currency denominated revenue for the three and six months ended June 30, 2013, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue, respectively.

Because the majority of our revenue and expenses are denominated in the U.S. Dollar, we have not experienced material fluctuations in our net income as a result of transaction gains or losses. As we continue to expand internationally, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. Dollar against other foreign currencies is expected to increase. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. Dollar against various foreign currencies and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. During the three and six months ended June 30, 2013 and 2012, our foreign currency transaction gains and losses were immaterial.

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

Item 4:                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.                           Legal Proceedings

Although we are not currently a party to any litigation, from time to time, third parties assert claims against us regarding intellectual property rights, privacy issues and other matters arising out of the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.                  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with SEC on March 1, 2013, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

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

SHUTTERSTOCK, INC.

Dated: August 9, 2013	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ Timothy E. Bixby
Timothy E. Bixby
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*#	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

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