Form 10-Q
period 2013-09-30
Shutterstock, Inc.
filed 2013-11-08
CIK 1549346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 6, 2013
Common Stock, $0.01 par value per share	35,004,044

Shutterstock, Inc.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “will,” “would,” “should,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” project,” “guidance,” “target,” “forecast” or comparable terms.

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

PART I: FINANCIAL INFORMATION

Item 1.         Financial Statements

Shutterstock, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$195,519	$102,096
Credit card receivables	2,526	1,373
Accounts receivable, net	5,450	1,738
Prepaid expenses and other current assets	25,604	2,008
Deferred tax assets, net	4,347	18,760
Total current assets	233,446	125,975
Property and equipment, net	8,634	5,255
Intangible assets, net	871	1,040
Goodwill	1,423	1,423
Deferred tax assets, net	12,566	13,239
Restricted cash	2,016	182
Total assets	$258,956	$147,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,248	$2,606
Accrued expenses	19,664	15,606
Contributor royalties payable	9,002	6,984
Deferred revenue	49,929	37,934
Term loan facility	—	6,000
Other liabilities	204	161
Total current liabilities	84,047	69,291
Other non-current liabilities	1,709	889
Total liabilities	85,756	70,180
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 35,004 and 33,513 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	351	335
Additional paid-in capital	125,912	48,282
Retained earnings	46,937	28,317
Total stockholders’ equity	173,200	76,934
Total liabilities and stockholders’ equity	$258,956	$147,114

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$59,558	$42,260	$167,484	$120,459

Operating expenses:
Cost of revenue	22,936	16,057	64,525	45,882
Sales and marketing	14,947	9,752	40,240	33,085
Product development	5,685	3,795	15,300	10,655
General and administrative	6,076	3,765	16,590	11,943
Total operating expenses	49,644	33,369	136,655	101,565
Income from operations	9,914	8,891	30,829	18,894
Other income (expense), net	20	(3)	29	3
Income before provision for income taxes	9,934	8,888	30,858	18,897
Provision for income taxes	3,740	146	12,238	374
Net income	$6,194	$8,742	$18,620	$18,523
Less:
Preferred interest distributed	—	2,263	—	6,051
Undistributed earnings (loss) to participating stockholder/members	18	(77)	59	(1,419)
Net income available to common stockholders/members	$6,176	$6,556	$18,561	$13,891

Net income (loss) per basic share available to common stockholders/members:
Distributed	$—	$0.32	$—	$0.87
Undistributed	0.18	(0.01)	0.55	(0.20)
Basic	$0.18	$0.31	$0.55	$0.67

Net income (loss) per diluted share available to common stockholders/members:
Distributed	$—	$0.32	$—	$0.87
Undistributed	0.18	(0.01)	0.55	(0.20)
Diluted	$0.18	$0.31	$0.55	$0.67

Weighted average shares outstanding:
Basic	33,692,876	20,849,242	33,522,289	20,849,242
Diluted	34,280,656	20,849,242	34,043,573	20,849,242

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,620	$18,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,738	1,888
Deferred taxes	15,086	(251)
Non-cash equity-based compensation	4,422	2,827
Excess tax benefit from the exercise of stock options	(3,226)	—
Bad debt reserve	464	131
Chargeback and sales refund reserves	85	—
Amortization of deferred financing fees	125	—
Changes in operating assets and liabilities:
Credit card receivable	(1,153)	(1,136)
Accounts receivable	(4,176)	(861)
Prepaid expenses and other current and non-current assets	(20,508)	(3,635)
Due from member	—	168
Accounts payable and other liabilities	5,971	5,998
Contributors royalties payable	2,018	1,473
Deferred revenue	11,995	7,763
Net cash provided by operating activities	$32,461	$32,888
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,788)	(3,268)
Acquisition of patents	—	(193)
Security (payment) deposit /receipt	(1,821)	38
Net cash used in investing activities	$(6,609)	$(3,423)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in follow-on offering	65,895	—
Proceeds from exercise of stock options	5,068	—
Excess tax benefit from the exercise of stock options	3,226	—
(Payment) proceeds of term loan	(6,000)	12,000
Payment of term loan fee	—	(80)
Payment of offering fees	(618)	(2,489)
Members’ distributions	—	(24,200)
Net cash provided by (used in) financing activities	$67,571	$(14,769)
Net increase in cash and cash equivalents	93,423	14,696
Cash and cash equivalents—Beginning	102,096	14,097
Cash and cash equivalents—Ending	$195,519	$28,793
Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$14,194	$300
Interest	$34	$—
Supplemental Disclosure of Non-Cash Investing Activities:
Capital expenditures in accounts payable	$1,160	$—

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

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of September 30, 2013, the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2013, its results of consolidated operations for the three and nine months ended September 30, 2013 and 2012, and its results of consolidated cash flows for the nine months ended September 30, 2013 and 2012. The financial data and the other financial information disclosed in these notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other future annual or interim period.

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

Follow-On Offering

On September 25, 2013, the Company completed a follow-on offering of 5,290,000 shares of its common stock, which included 690,000 shares of common stock sold by the Company and certain stockholders as a result of the underwriters’ exercise of their option to purchase additional shares, at a price of $60.00 per share. The Company sold 1,150,000 shares of common stock in the offering and the selling stockholders sold 4,140,000 shares of common stock in the offering. The aggregate offering price for shares sold by the Company in the offering resulted in net proceeds to the Company of $65,895 after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $945.

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

Revenue Recognition

All revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. The Company’s four plans are: subscription plans, On Demand plans, Pay As You Go, and credit pack plans. The Company recognizes revenue when the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company’s customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2013 and December 31, 2012, the Company recorded a chargeback and sales refund allowances of $155 and $70, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers and transaction history with existing customers. Any cash received in advance of performance or delivery is recorded as deferred revenue.

Subscription plans range in length from thirty days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. On Demand plans are typically for a one-year term and permit the customer to download up to a fixed amount of digital content. On Demand revenues are recognized at the time the customer downloads the digital content on a per unit basis. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Pay As You Go plans provide for individual image download. The Company recognizes Pay As You Go revenue as the customer downloads images. Credit pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit pack revenues are recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. The Company recognizes revenue from its four types of plans on a gross basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, “Principal Agent Considerations,” as the Company is the primary obligor in the arrangement, has latitude in establishing the product’s price, performs a detailed review of the digital content before accepting it to its collection to ensure it is of high quality before it may be purchased by its customers, can reject contributor’s images in its sole discretion, and has credit risk.

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

If any of the assumptions used in the Black-Scholes model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan, the 2012 ESPP and VAR Plan are subject to a time-based vesting requirement. The majority of stock option awards granted under the 2012 Plan vest over four years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate in the 2012 ESPP. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with the Company’s Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. which do not include a change of control condition. As of September 30, 2012, no equity-based compensation expense related to the VAR Plan awards had been recognized because the qualifying event had not occurred. As a result of the completion of the IPO, the Company began recording share-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of common stock of Shutterstock, Inc. as part of the Company’s Reorganization.

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

The Company filed tax returns as a partnership for the period from January 1, 2012 through October 5, 2012 and filed tax returns as a corporation for the period from October 6, 2012 through December 31, 2012 and will continue to do so for all periods thereafter. Significant management judgment is required in projecting ordinary income in order to determine the Company’s estimated effective tax rate.

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

Diluted net income per share is computed by dividing the net income available to common stockholders/members adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive. For all periods presented, diluted net income available to common stockholders/members includes the effect of 1,589,748 options to purchase common stock while 376,550 options to purchase common stock were excluded since they were anti-dilutive. The Company had no assumed shares available to purchase for the three and nine months ended September 30, 2012.

A reconciliation of assumed exercised shares used in calculating basic and diluted net income (loss) per share available to common stockholders/members follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic	33,692,876	20,849,242	33,522,289	20,849,242
Stock options and employee stock purchase plan shares	536,741	—	444,556	—
Unvested restricted stock awards	51,039	—	76,728	—
Diluted	34,280,656	20,849,242	34,043,573	20,849,242

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss) such as cumulative foreign currency translation adjustments and unrealized gains or losses on marketable securities. The Company’s net income equals comprehensive income for the three and nine months ended September 30, 2013 and 2012.

Recently Issued Accounting Standard Updates

None of the recently issued accounting standard updates is expected to have a material impact.

(2) Information About Revenue By Geographic Area

The following represents our revenue based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America	$21,556	$15,211	$60,762	$42,841
Europe	20,746	14,985	59,927	44,553
Rest of the world	17,256	12,064	46,795	33,065
Total revenue	$59,558	$42,260	$167,484	$120,459

Included in North America is the United States which comprises 32% and 31% of total revenue for the three months ended September 30, 2013 and 2012, respectively, and 32% of total revenue for each of the nine months ended September 30, 2013 and 2012. No other country accounts for more than 10% of the Company’s revenue in any period. All long-lived assets are located in the United States.

(3) Goodwill and Intangible Assets

The Company’s goodwill balance is attributable to its Bigstockphoto, Inc. (“Bigstock”) reporting unit and is tested for impairment at least annually as of  October 1 or upon a triggering event. There have been no changes in the carrying amount of goodwill through September 30, 2013.

Intangible assets consist of the following as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
	(unaudited)
Amortizing intangible assets:
Customer relationship	$600	$(600)	—	4
Trade name	400	(111)	289	14
Contributor content	450	(120)	330	15
Non-compete agreement	100	(100)	—	3
Patents	193	(19)	174	17
Domain name	86	(8)	78	15
Total	$1,829	$(958)	$871

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationship	$600	$(486)	$114	4
Trade name	400	(91)	309	14
Contributor content	450	(98)	352	15
Non-compete agreement	100	(100)	—	3
Patents	193	(11)	182	17
Domain name	86	(3)	83	15
Total	$1,829	$(789)	$1,040

Amortization expense was $57 and $63 for the three months ended September 30, 2013 and 2012, respectively, and $169 and $187 for the nine months ended September 30, 2013 and 2012, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $20 for the remaining three months of 2013, $78 in 2014, $78 in 2015, $78 in 2016, $78 in 2017 and $539 thereafter.

(4) Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2013	December 31, 2012
Computer equipment and software	$11,867	$8,971
Furniture and fixtures	1,433	806
Leasehold improvements	1,330	484
Property and equipment	14,630	10,261
Less accumulated depreciation	(5,996)	(5,006)
Property and equipment, net	$8,634	$5,255

Depreciation expense amounted to $956 and $665 for the three months ended September 30, 2013 and 2012, respectively, and $2,569 and $1,701 for the nine months ended September 30, 2013 and 2012, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset.

(5) Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Royalty tax withholdings	$5,122	$4,644
Non-income taxes	3,861	3,567
Accrued compensation	4,810	4,246
Accrued marketing	371	588
Professional fees	684	469
Other accrued expenses	4,816	2,092
Total accrued expenses	$19,664	$15,606

(6) Income Taxes

The Company’s effective tax rates for the three month periods ended September 30, 2013 and 2012 are 37.6% and 1.6%, respectively. The Company’s effective tax rates for the nine month periods ended September 30, 2013 and 2012 are 39.7 % and 2.0%, respectively. The Company incurred a discrete tax expense relating to a change in its state apportionment percentage during the nine months ended September 30, 2013, which increased the effective tax rate by 0.1%. Excluding this discrete expense, the effective rate would be 39.6%. The Company has computed the provision for income taxes based on the estimated annual effective tax rates and the application of discrete items, if any, in the period applicable. Effective with the Reorganization on October 5, 2012, the Company became a Delaware corporation, and therefore became subject to federal and state tax expense. For all periods prior to the Reorganization, the Company filed its income tax returns as a limited liability company and was taxed as a “pass through” partnership for federal and state income tax purposes and recognized no federal and state income taxes, as the members of the LLC, and not the Company itself, were subject to income tax on their allocated share of the Company’s earnings. The effective tax rate differs from the statutory tax rate due primarily to non-deductible expense related to non-cash equity-based compensation, and meals and entertainment.

During the three months ended September 30, 2013 and 2012, the Company recorded an unrecognized tax benefit in the amount of $2 and $0, respectively, and during the nine months ended September 30, 2013 and 2012, the Company recorded an unrecognized tax benefit in the amount of $986 and $18, respectively, for uncertain tax positions taken for current and prior years. To the extent these unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company accrued interest and penalties in the amount of $2 and $13 related to unrecognized tax benefits for the three and nine months ended September 30, 2013. The Company did not accrue any interest or penalties related to unrecognized tax benefits for the three and nine months ended September 30, 2012.

The Company filed Form 3115, Application for Change in Method of Accounting, with the Internal Revenue Service (“IRS”) during the third quarter period ended 2013, to change its tax accounting method for revenue from a cash basis to accrual basis for years beginning after December 31, 2012. As a result, the Company will defer revenue on its 2013 and subsequent tax returns until performance or delivery thereby reducing taxable income. The Company will eventually pay taxes with respect to the deferred revenue when the related revenue is performed or delivered in the future. While the change did not impact the net income tax expense, it resulted in a reclassification of approximately $17,300 between current deferred tax assets and prepaid and other current assets in the current quarter.

(7) Term Loan Facility

On September 21, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank providing for a $12,000 term loan facility, which the Company refers to as the term loan facility. On December 24, 2012, the Company paid down $6,000 of the term loan facility. On March 25, 2013, the Company paid off the remaining $6,000 of the loan facility. At September 30, 2013 and December 31, 2012, the Company recorded accrued interest in the amount of $0 and $3, respectively, which is included in accrued expenses.

The Company capitalizes costs directly associated with acquiring third party financing. During the three and nine months ended September 30, 2013, the Company accelerated and recognized $0 and $125 as a result of paying off the term loan facility. As of December 31, 2012, deferred financing costs, net of accumulated amortization were $125.

The Company was in compliance with the financial covenants and other covenants applicable to it under the term loan facility prior to paying off the term loan facility on March 25, 2013.

(8) Commitments and Contingencies

The Company leases facilities under agreements accounted for as operating leases. Rental expense, inclusive of operating leases, for the three months ended September 30, 2013 and 2012 was $801 and $430, respectively, and for the nine months ended September 30, 2013 and 2012 was $1,830 and $1,151, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense.

On March 21, 2013, the Company entered into an operating lease agreement to lease new office facilities in New York, New York. The Company took possession of the premises during the third quarter of 2013 and as a result the lease commenced. The Company recorded an expense related to the new office facilities which is included in the rental expenses for the three and nine months ended September 30, 2013. The Company also entered into a letter of credit in the amount of $1,829 as a security deposit for the leased facilities. The letter of credit was collateralized by $1,829 of cash as of September 30, 2013, and as such, is reported as restricted cash on the consolidated balance sheet. The lease term is eleven years from the commencement date and aggregate future minimum lease payments are approximately $42,200.

Capital Expenditures

For the nine months ended September 30, 2013 and 2012, the Company spent approximately $3,429 and $2,505, respectively, for servers and related hardware to accommodate increased business volume. The additions are included in “Assets—Property and equipment, net” on the balance sheet. As of September 30, 2013, the Company had no significant committed purchases related to data server equipment.

Unconditional Purchase Obligations

As of September 30, 2013 and December 31, 2012, the Company had unconditional purchase obligations in the amount of $4,185 and $3,409, which consisted primarily of contracts related to infrastructure services and contractual commitments for marketing services.

As of September 30, 2013, the Company’s unconditional purchase obligations for the remainder of 2013 and for the years ending December 31, 2014 and 2015 are $907, $2,445 and $833, respectively. As of December 31, 2012, the Company’s unconditional purchase obligations for the years ending December 31, 2013, 2014 and 2015 are $2,274, $943 and $192, respectively.

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

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is limited to $10. The Company offers certain of its customers greater levels of indemnification, including, in some cases, unlimited indemnification. As of September 30, 2013 and as of December 31, 2012, the Company has recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

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

The Company recorded employer matching contributions of $186 and $129 for the three months ended September 30, 2013 and 2012, respectively, and $503 and $398 for the nine months ended September 30, 2013 and 2012, respectively.

(10) Equity-Based Compensation

Between June 7, 2007 and October 5, 2012, the Company was organized as a limited liability company. Beginning in 2011, the Company granted equity rights similar to options under its VAR Plan in the form of value appreciation rights. Each VAR Plan award had an exercise price, a vesting period and an expiration date, in addition to other terms and conditions similar to typical equity option grant terms and conditions. For the convenience of communicating the issuance of VAR Plan awards to employees, the BOM designated a total of 3,000,000 notional units for the VAR Plan to represent 10% of the Company’s overall equity. The VAR Plan awards were subject to a time-based vesting requirement and a condition that a change of control occur for a payment to trigger with respect to the VAR Plan awards. Payment could occur in the form of cash, units or other securities at the discretion of the BOM and was equal to the appreciation in value over the participant’s grant date price. The determination of the type of payment was subject to the discretion of the Company and not the holder. Additionally, the Company has never settled any VAR units with cash. As a result, the VAR units were accounted for as equity awards. Given the change-of-control condition, there was no equity-based compensation charge recorded for the three and nine months ended September 30, 2012. In connection with the Reorganization, all of the VAR Plan awards were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. with only a time-based vesting requirement, which were granted pursuant to the Company’s 2012 Plan.

The Company’s VAR Plan awards were made in the form of notional units and were exchanged for options to purchase shares of common stock of Shutterstock, Inc. at the time of the Reorganization. Since the Reorganization, equity grants have been in the form of options to purchase common stock of Shutterstock, Inc. The following table represents a summary of the Company’s stock option activity for the nine months ended September 30, 2013:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2012	1,692,062	$16.11
Options granted	475,350	46.38
Options exercised	(267,046)	14.99
Options cancelled or forfeited	(63,435)	20.88
Options outstanding at September 30, 2013	1,836,931	$23.95
Vested and exercisable at September 30, 2013	514,739	$15.80

The intrinsic value of the total stock options outstanding at September 30, 2013 and at December 31, 2012 was approximately $89,600 and $16,700, respectively. The intrinsic value of the total stock options vested and exercisable at September 30, 2013 and at December 31, 2012 was approximately $29,300 and $4,300, respectively. No stock options expired during the nine months ended September 30, 2013 or the year ended December 31, 2012.

The following weighted average assumptions were used in the fair value calculation for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (in years)	6.3	6.3	6.3	5.2-6.3
Volatility	50%	49%	50%	49%
Risk-free interest rate	1.9-2.3%	1.6%	1.1-2.3%	1.1-1.6%
Dividend yield	0%	0%	0%	0%

The Company recognized non-cash equity-based compensation expense of $1,425 and $3,169, net of forfeitures, in connection with the vesting of stock options during the three and nine months ended September 30, 2013. There was no non-cash equity-based compensation in connection with the 2012 Plan for the three and nine months ended September 30, 2012. As of September 30, 2013, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $15,200, which is expected to be recognized through fiscal year 2017.

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

The Company recognized non-cash equity-based compensation expense of $289 and $825 during the three and nine months ended September 30, 2013, respectively, related to the vesting of restricted stock/restricted stock units and recognized non-cash equity-based compensation expense of $670 and $2,827, respectively, during the three and nine months ended September 30, 2012 related to the profits interest award.

As of September 30, 2013, the total unrecognized compensation charge related to the restricted stock/restricted stock units is approximately $3,000, which is expected to be recognized through fiscal year 2017.

On October 10, 2012, the Company’s 2012 ESPP became effective. The Company recognized non-cash equity-based compensation expense of $138 and $428, net of estimated forfeitures, in connection with the 2012 ESPP for the three and nine months ended September 30, 2013, respectively. There was no non-cash equity-based compensation in connection with the 2012 ESPP for the three and nine months ended September 30, 2012. As of September 30, 2013, 73,717 shares have been issued under the 2012 ESPP.

The following table summarizes non-cash equity-based compensation expense included in the Company’s statement of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$126	$—	$291	$—
Sales and marketing	358	—	865	—
Product development	406	—	990	—
General and administrative	962	670	2,276	2,827
Total	$1,852	$670	$4,422	$2,827

(11) Distributions to Members

Prior to the Reorganization and in accordance with the Company’s Amended and Restated Limited Liability Company Agreement, as amended, the LLC made cash distributions to the members based on their respective percentage interest to the extent cash was available as determined by the board. During the nine months ended September 30, 2012, the LLC made $24,200 in cash distributions to the preferred and common members. There have been no distributions made since the Reorganization on October 5, 2012.

(12) Related Parties

In connection with the follow-on offering in September 2013, Pixel Holdings Inc. (“Pixel Holdings”), an entity of which Jonathan Oringer, the Company’s Founder, Chief Executive Officer and Chairman of the Board, was the sole stockholder, merged with and into the Company on September 18, 2013. In this merger, Mr. Oringer received an equivalent number of shares of common stock of the Company as the number that was previously owned by Pixel Holdings such that, following the merger, Mr. Oringer owns his interest in the Company directly rather than through Pixel Holdings. As a result of the merger, the Company assumed $208 in liabilities primarily related to Pixel Holdings’ normal operating activities. The Company paid these liabilities during the third quarter of 2013 and was fully indemnified by Mr. Oringer, as provided for in the merger agreement, as of September 30, 2013. The merger agreement also provided for certain customary representations and warranties.

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

Our global online marketplace brings together users of commercial digital imagery with image creators from around the world. More than 750,000 active, paying users contributed to revenue in 2012. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2012, 2011 and 2010, we experienced year-to-year revenue retention of 100%, 102%, and 96%, respectively. This means that customers that contributed to revenue in 2011 contributed, in the aggregate, 100% as much revenue in 2012 as they did in 2011. More than 40,000 approved contributors make their images available in our collection, which has grown to more than 29 million images as of September 30, 2013. This makes our collection one of the largest of its kind and, in the twelve months ended December 31, 2012, we delivered more than 76 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

•                  During the first nine months of 2013, we launched 10 new languages—Czech, Danish, Finnish, Hungarian, Korean, Norwegian, Polish, Swedish, Turkish and Thai—bringing the total number of languages we support to 20.

•                  In March 2013, we launched a new image discovery tool called Spectrum. The prototype, which is part of our Labs development program for exploratory tools and products, indexes hexagram data to yield search results by color. Designed and built entirely in-house, Spectrum offers an extraordinary experience for designers looking for ideas and inspiration.

•                  In March 2013, we announced the launch of Offset, a new brand featuring a collection of remarkable imagery from top photographers and illustrators around the world. Offset features the works from established and respected collections including National Geographic and Huber Images. With Offset, creative image buyers can license authentic, sophisticated imagery with a straightforward purchase process. Pricing is simple and transparent, and visible alongside each image and currently ranges between $250 and $500 depending on the size of the file. In September 2013, we announced the expansion of Offset to the public.

•                  In April 2013, we surpassed contributor payouts of $150 million since our founding in 2003, illustrating our dynamic global marketplace and ability to connect artists to image buyers around the world.

•                  In April 2013, we reached 25 million images in our collection, and our users had made more than 300 million paid image downloads from our content collection since our founding in 2003.

•                  In May 2013, we announced the launch of a new tool called Keyword Suggestions. This tool suggests keywords based on similar images within the collection and reduces the time contributors need to spend creating keywords which are tagged to images.

•                  In May 2013, we surpassed one million licensable video clips in our collection of royalty-free stock footage.

•                  In June 2013, we announced a new online marketplace called Skillfeed. The platform provides online training for digital professionals by offering a diverse collection of credible, curated video courses through a simple, affordable subscription plan. We obtain content from knowledgeable instructors from around the world, specializing in topics as diversed as graphic design, video and photo editing, Microsoft Excel and web development.

•                  In July 2013, we celebrated the 10th anniversary of our founding and also launched Shutterstock Stories, which highlights the unique life stories of Shutterstock contributors and awarded $75,000 through creative grants to winning contributors.

•                  In August 2013, we announced a collaboration with Facebook to offer more than one million active advertisers seamless access to millions of high-quality photographs and illustrations. Businesses will be able to search and choose from millions of Shutterstock images directly within Facebook’s ad creation tool, and use those images in any ad created using the tool, including News Feed, Mobile and Desktop units.

•                  In September 2013, we announced a partnership with CreativeMornings that will help the popular learning series expand into new cities with inspirational events for design creatives around the world. We will serve as the Official Partner for Visual Inspiration for CreativeMornings, which hosts free monthly events for artists in dozens of cities worldwide.

        •                  In September 2013, we announced the addition of thousands of high-quality videos from expert filmmakers Robb Crocker (Uberstock), Daniel Hurst (VIA Films), Luke Miller (Pathos Media) and David Baumber (Multifocus) to our fast-growing video library. The world-renowned filmmakers are offering their unique collections of royalty-free High-Definition footage in our library for the first time.

•                  In September 2013, we announced the completion of a follow-on offering of 5,290,000 shares of our common stock, which included 690,000 shares of common stock sold by us and certain stockholders of Shutterstock upon the underwriters’ exercise of their option to purchase additional shares, at a price of $60.00 per share. We sold 1,150,000 shares of common stock in the offering and the selling stockholders sold 4,140,000 shares of common stock in the offering.

•                  In October 2013, we announced that we had reached 30 million images in our collection, and have sold over 350 million licenses since our founding in 2003. Our library is one of the largest of its kind, adding 20,000 high-quality photos, illustrations and vectors every day.

As an online marketplace, we generate revenue by licensing images to users and we pay royalties to contributors for each of their images that is downloaded. Approximately half of our revenue and the vast majority of our downloads come from subscription-based users. These customers can download and use a large number of images in their creative process without concern for the incremental cost of each image download. For users who need fewer images, we offer simple, affordable, On Demand purchase option pricing, which is presented as a flat rate across all images and sizes.

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

An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past number of years, we increased our investments in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images that they need, the degree to which we make use of the large quantity of data we collect about images and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection was over 29 million images as of September 30, 2013 and growing, making it one of the largest libraries of its kind.

Corporate History

From June 7, 2007 through October 5, 2012, we operated as a New York limited liability company (the “LLC”). In May 2012, in connection with the filing of a registration statement for our initial public offering (the “IPO”), we formed Shutterstock, Inc., a Delaware corporation, as a wholly-owned subsidiary of the LLC. On October 5, 2012, the Company reorganized by way of a merger of the LLC with and into Shutterstock, Inc., with Shutterstock, Inc. surviving in the merger (the “Reorganization”).

On October 16, 2012, we completed our IPO of 5,175,000 shares of common stock, including 675,000 shares sold as a result of the underwriters’ exercise of their overallotment option, at a price of $17.00 per share. The IPO resulted in net proceeds to the Company of approximately $81.8 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with the offering of $4.9 million.

On September 25, 2013, we completed a follow-on offering of 5,290,000 shares of common stock, which included 690,000 shares of common stock sold by us and certain stockholders as a result of the underwriters’ exercise of their option to purchase additional shares, at a price of $60.00 per share. We sold 1,150,000 shares of common stock in the offering and the selling stockholders sold 4,140,000 shares of common stock in the offering. The aggregate offering price for shares sold by us in the offering resulted in net proceeds to us of $65.9 million after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $0.9 million.

Key Business Metrics

In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions, except revenue per download)		(in millions, except revenue per download)
Paid downloads (during the period)	25.4	18.7	72.1	54.6
Revenue per download (during the period)	$2.35	$2.26	$2.32	$2.20
Images in our collection (end of period)	29.7	21.7	29.7	21.7

Paid Downloads

Measuring the number of paid downloads that our customers license in any given period is important because our revenue and contributor royalties are driven by paid download activity. For customers that choose our On Demand purchase options, each incremental download results in incremental revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each download, but we believe that download activity is an important measure of the value that a customer is getting from a subscription and the likelihood that they will renew. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations or video clips, excluding re-downloads of images that a customer previously downloaded (which do not generate contributor royalty expense) and downloads of our free image of the week (which we make available as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).

Revenue per Download

We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period. This metric captures both changes in our pricing, if any, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others. For example, when a customer pays $49.00 for five On Demand images, we earn more revenue per download ($9.80) than when a customer purchases a one-month subscription for $249.00 and downloads 100 images during the month ($2.49 per download). Over the last three years, revenue from each of our purchase options has grown; however, our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand purchase options. Due to this change in product mix, our revenue per download has increased over the last three years.

Images in our Collection

We define images in our collection as the total number of photographs, vectors and illustrations available to customers on our websites at any point in time. We report this metric as of the end of a given period. We believe that offering a large selection of images allows us to acquire and retain customers and, therefore, we believe that broadening our selection of high-quality images is an important driver of our revenue growth.

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

A description of our critical accounting policies that involve significant management judgments appears in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on September 20, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates filed in our prospectus.

Emerging Growth Company

Section 107 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we have chosen to opt out of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Consolidated Statement of Operations:
Revenue	$59,558	$42,260	$167,484	$120,459
Operating expenses:
Cost of revenue	22,936	16,057	64,525	45,882
Sales and marketing	14,947	9,752	40,240	33,085
Product development	5,685	3,795	15,300	10,655
General and administrative	6,076	3,765	16,590	11,943
Total operating expenses	49,644	33,369	136,655	101,565
Income from operations	9,914	8,891	30,829	18,894
Other income (expense), net	20	(3)	29	3
Income before provision for income taxes	9,934	8,888	30,858	18,897
Provision for income taxes	3,740	146	12,238	374
Net income	$6,194	$8,742	$18,620	$18,523

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statement of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	39	38	39	38
Sales and marketing	25	23	24	28
Product development	10	9	9	9
General and administrative	10	9	10	10
Total operating expenses	84	79	82	85
Income from operations	16	21	18	15
Other income (expense), net	0	(0)	0	0
Income before provision for income taxes	16	21	18	15
Provision for income taxes	6	0	7	0
Net income	10%	21%	11%	15%

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$59,558	$42,260	$17,298	41%
Operating expenses:
Cost of revenue	22,936	16,057	6,879	43
Sales and marketing	14,947	9,752	5,195	53
Product development	5,685	3,795	1,890	50
General and administrative	6,076	3,765	2,311	61
Total operating expenses	49,644	33,369	16,275	49
Income from operations	9,914	8,891	1,023	12
Other income (expense), net	20	(3)	23	(767)
Income before provision for income taxes	9,934	8,888	1,046	12
Provision for income taxes	3,740	146	3,594	*
Net income	$6,194	$8,742	$(2,548)	(29)%

*Not Meaningful

Revenue

Revenue increased by $17.3 million, or 41%, to $59.6 million in the three months ended September 30, 2013 compared to the same period in 2012. This increase in revenue was primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the three months ended September 30, 2013 and 2012, respectively, we delivered 25.4 million and 18.7 million paid downloads, and our average revenue per download increased to $2.35 from $2.26. Paid downloads increased primarily due to increased demand from existing customers and acquisition of new customers as a result of our marketing strategies. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. In the three months ended September 30, 2013 compared to the same period in 2012, revenue from North America, Europe and the rest of the world remained flat at 36%, 35% and 29%, respectively.

Cost and Expenses

Cost of Revenue.  Cost of revenue increased by $6.9 million, or 43%, to $22.9 million in the three months ended September 30, 2013 compared to the same period in 2012. Royalties increased $4.7 million, or 39%, driven by an increase in the number of paid downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2013 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $0.6 million, or 41%, to $2.1 million as a result of increased credit card volume in the three months ended September 30, 2013. We anticipate credit card charges increasing for the remainder of 2013 and beyond as credit card transaction volume increases. Employee-related costs increased $0.6 million, or 55%, driven by increased headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $0.5 million, or 47%, to $1.6 million in the three months ended September 30, 2013 compared to the same period in 2012.

Sales and Marketing.  Sales and marketing expenses increased by $5.2 million, or 53%, to $14.9 million in the three months ended September 30, 2013 compared to the same period in 2012. Advertising expenses, the largest component of our sales and marketing expenses, increased by $2.0 million, or 29%, as compared to the prior period as a result of increased spending on both search and display advertising globally in the current period. We anticipate that our global advertising spend will continue to increase in absolute dollars for the remainder of 2013 and beyond, as we further our international expansion while maintaining a cost effective customer acquisition ratio. Employee-related expenses, including travel and entertainment, increased by $2.5 million, or 95%, driven by an increase in sales and marketing headcount to support our expansion into new markets, increased sales commissions as a result of growing revenue from direct sales, and non-cash equity-based compensation. Additionally, consulting costs increased by $0.3 million, or 206%, to $0.4 million in order to support our international expansion.

Product Development.  Product development expenses increased by $1.9 million, or 50%, to $5.7 million in the three months ended September 30, 2013 compared to the same period in 2012. Employee-related costs increased by $1.4 million, or 50%, driven by headcount increases in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities, and increased non-cash equity-based compensation.

General and Administrative.  General and administrative expenses increased by $2.3 million, or 61%, to $6.1 million in the three months ended September 30, 2013 compared to the same period in 2012. Non-income tax expenses increased $0.2 million, or 42%, primarily due to our increased volume of sales activity. Employee-related expenses, excluding non-cash equity based compensation, increased by $0.9 million, or 45%, as we added finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our revenue and the infrastructure necessary to operate as a public company. Other corporate overhead expenses, including allocated occupancy costs as a result of the new office facility lease commencing, insurance costs due to operating as a public company and other office costs driven by additional headcount, increased by $0.5 million. Additionally, bad debt expense increased by $0.2 million, or 100%, due to an increase in customer collection risk and increased sales activity.

Income Taxes.  Effective October 5, 2012, the Company became a Delaware corporation, and therefore became subject to federal and state income tax expense. For all periods on and prior to October 5, 2012, the Company filed its income tax returns as a limited liability company and was taxed as a “pass through” partnership for federal and state income tax purposes and recognized no federal and state income taxes, as the members of the LLC, and not the Company itself, were subject to income tax on their allocated share of the Company’s earnings. As a result, the effective tax rate was 37.6% in the three months ended September 30, 2013 compared to 1.6% for the same period in 2012.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$167,484	$120,459	$47,025	39%
Operating expenses:
Cost of revenue	64,525	45,882	18,643	41
Sales and marketing	40,240	33,085	7,155	22
Product development	15,300	10,655	4,645	44
General and administrative	16,590	11,943	4,647	39
Total operating expenses	136,655	101,565	35,090	35
Income from operations	30,829	18,894	11,935	63
Other income, net	29	3	26	867
Income before provision for income taxes	30,858	18,897	11,961	63
Provision for income taxes	12,238	374	11,864	*
Net income	$18,620	$18,523	$97	1%

*Not Meaningful

Revenue

Revenue increased by $47.0 million, or 39%, to $167.5 million in the nine months ended September 30, 2013 compared to the same period in 2012. This increase in revenue was primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the nine months ended September 30, 2013 and 2012, we delivered 72.1 million and 54.6 million paid downloads, respectively, and our average revenue per download increased to $2.32 from $2.20, respectively. Paid downloads increased primarily due to increased demand from existing customers and acquisition of new customers as a result of our marketing strategies. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. In the nine months ended September 30, 2013 compared to the same period in 2012, revenue from North America remained flat at 36% while revenue from Europe decreased to 36% from 37% and revenue from the rest of the world increased to 28% from 27%.

Cost and Expenses

Cost of Revenue.  Cost of revenue increased by $18.6 million, or 41%, to $64.5 million in the nine months ended September 30, 2013 compared to the same period in 2012. Royalties increased $12.9 million, or 38%, driven by an increase in the number of paid downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2013 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $1.6 million, or 37%, to $5.9 million as a result of increased credit card volume in the nine months ended September 30, 2013. We anticipate credit card charges increasing for the remainder of 2013 and beyond as credit card transaction volume increases. Employee-related costs increased by $1.6 million, or 53%, driven by increased headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $1.5 million, or 49%, to $4.5 million in the nine months ended September 30, 2013 as compared to the same period in 2012.

Sales and Marketing.  Sales and marketing expenses increased by $7.2 million, or 22%, to $40.2 million in the nine months ended September 30, 2013 compared to the same period in 2012. Advertising expenses, the largest component of our sales and marketing expenses, decreased slightly by $0.6 million, or 2%, as compared to the prior period as a result of more efficient spending on both search and display advertising in the current period which has continued to yield a high level of returns. However, we anticipate that our global advertising spend will begin to increase in absolute dollars for the remainder of 2013 and beyond, as we further our international expansion while maintaining a cost effective customer acquisition ratio. Employee-related expenses, including travel and entertainment, increased by $6.1 million, or 92%, driven by an increase in sales and marketing headcount to support our expansion into new markets, increased sales commissions as a result of growing revenue from direct sales, and non-cash equity-based compensation. Additionally, consulting costs increased by $0.5 million, or 178%, to $0.7 million in order to support our international expansion.

Product Development.  Product development expenses increased by $4.6 million, or 44%, to $15.3 million in the nine months ended September 30, 2013 compared to the same period in 2012. Employee-related costs increased by $3.4 million, or 44%, driven by headcount increases in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities, and increased non-cash equity-based compensation. In addition, other allocated overhead expenses, including insurance costs due to operating as a public company and other office costs driven by additional headcount, increased by $0.6 million or 77%.

General and Administrative.  General and administrative expenses increased by $4.6 million, or 39%, to $16.6 million in the nine months ended September 30, 2013 compared to the same period in 2012. Non-income tax expenses increased $1.3 million, or 129%, primarily due to our increased volume of sales activity. Employee-related expenses, excluding non-cash equity based compensation,  increased by $1.1 million, or 15%, as we added finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our revenue and the infrastructure necessary to operate as a public company. Other corporate overhead expenses, including allocated occupancy costs as a result of the new office facility lease commencing, insurance costs due to operating as a public company and other office costs driven by additional headcount, increased by $1.1 million or 196%. Additionally, bad debt expense increased by $0.3 million, or 100%, primarily due to an increase in customer collection risk and increased sales activity.

Income Taxes.  Effective October 5, 2012, the Company became a Delaware corporation, and therefore became subject to federal and state income tax expense. For all periods on and prior to October 5, 2012, the Company filed its income tax returns as a limited liability company and was taxed as a “pass through” partnership for federal and state income tax purposes and recognized no federal and state income taxes, as the members of the LLC, and not the Company itself, were subject to income tax on their allocated share of the Company’s earnings. As a result, the effective tax rate was 39.7% in the nine months ended September 30, 2013 compared to 2.0% for the same period in 2012. The Company incurred a discrete tax expense relating to a change in its state apportionment percentage during the nine months ended September 30, 2013 which increased the effective tax rate by 0.1%. Excluding this discrete expense, the effective rate would have been 39.6%.

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

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $195.5 million, which primarily consisted of money market mutual funds and checking accounts. Since inception, we have financed our operations primarily through cash flow generated from operations. Historically, our principal uses of cash have been funding our operations, capital expenditures and distributions to members. On October 4, 2012, we made a final distribution to the LLC members representing all undistributed earnings. The final distribution approximated all of the cash generated from the operations of the LLC through October 4, 2012. Following this final distribution, no additional distributions were made to members of the LLC prior to the Reorganization. Additionally, following the Reorganization, our tax rate and related tax payments have increased significantly as we became subject to federal, state and additional city income tax.

We entered into a term loan facility in September of 2012 that provided for a $12.0 million term loan. Following the final distribution to members described above, the borrowings from the term loan facility were used to fund the short-term capital needs of our operations following the final distribution to members described above and our IPO. On December 24, 2012, we paid down $6.0 million of the term loan and on March 25, 2013, we paid off the remaining outstanding balance of $6.0 million. As of September 30, 2013, we had no outstanding debt. Additionally, we believe our existing cash and cash equivalents and cash flow generated from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

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

On October 16, 2012, we completed our IPO of 5,175,000 shares of common stock, including 675,000 shares sold as a result of the underwriters’ exercise of their overallotment option, at a price of $17.00 per share. The IPO resulted in net proceeds to the Company from the offering of approximately $81.8 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with the offering of $4.9 million.

                              On September 25, 2013, we completed a follow-on offering of 5,290,000 shares of common stock, which included 690,000 shares of common stock sold by us and certain stockholders as a result of the underwriters’ exercise of their option to purchase additional shares, at a price of $60.00 per share. We sold 1,150,000 shares of common stock in the offering and the selling stockholders sold 4,140,000 shares of common stock in the offering. The aggregate offering price for shares sold by us in the offering resulted in net proceeds to us of $65.9 million after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $0.9 million.

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

Sources and Uses of Funds

We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, leasehold improvements and furniture and fixtures related to office expansion and relocation and general corporate infrastructure. We anticipate capital expenditures of approximately $10.2 million for the remainder of 2013. See Note 8 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding capital expenditures for the nine months ended September 30, 2013 and 2012. Additionally, we may also use funds to acquire or invest in complementary companies, products, or technologies.

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

In the nine months ended September 30, 2013, net cash provided by operating activities was $32.4 million including net income of $18.6 million and non-cash equity-based compensation of $4.4 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $12.0 million, primarily related to an increase in orders for both subscription and On Demand products. Contributor royalties payable increased by $2.0 million due to increasing royalty expenses generated by increased customer download activity. Conversely, prepaid expenses decreased by $20.5 million primarily due to federal, state and city estimated income tax payments made during 2013, excess tax benefit related to stock option exercises and a change in tax accounting method for the recording of deferred revenue in the period.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2013 was $6.6 million consisting of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements in the amount of $4.8 million and payment of a security deposit of $1.8 million in connection with the lease for our new office facilities.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2013 was $67.6 million consisting of proceeds from our follow-on offering $65.9 million, proceeds of $5.1 million from the issuance of common stock in connection with the exercise of stock options and the corresponding excess tax benefit of $3.2 million as result of the subsequent disposition of the common stock issued, offset by payment of the remaining outstanding balance of our term loan facility in the amount of $6.0 million and payment of deferred offering fees of $0.6 million. As of September 30, 2013, we had no outstanding debt.

Contractual Obligations and Commitments

We lease office facilities in New York City under operating lease agreements that expire on various dates between 2013 and 2015. Certain lease agreements provide for rental payments that increase on a graduated basis while other lease agreements provide for fixed rental payments over the lease terms. We recognize rent expense on a straight-line basis over the lease periods. We also have various co-location agreements with third-party hosting facilities that expire on various dates between 2013 and 2015. We anticipate expanding our co-location facilities as our revenue and customer base grow.

On March 21, 2013, we entered into an operating lease agreement to lease new office facilities in New York City. The Company recorded an expense related to the new office facilities which is included in the rental expenses for the three and nine months ended September 30, 2013.The lease term is eleven years from the commencement date and aggregate future minimum lease payments are approximately $42.2 million. The Company also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facilities. The letter of credit was collateralized by $1.8 million of cash as of September 30, 2013, and as such, is reported as restricted cash on the consolidated balance sheet as of September 30, 2013.

We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash.

There have been no material changes in our contractual obligations since our disclosures within our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Revenues derived from customers residing outside North America as a percentage of total revenue was 64% for the three months ended September 30, 2013 and 2012, respectively, and 64% for the nine months ended September 30, 2013 and 2012, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was 33% for the three and nine months ended September 30, 2013, respectively, and 30% and 31% for the three and nine months ended September 30, 2012, respectively. We have foreign currency risks related to foreign-currency denominated revenues. All amounts owed and paid to our foreign contributors are denominated and paid in the U.S. Dollar. Accordingly, changes in exchange rates will affect our revenue and other operating results as expressed in the U.S. Dollar. Based on our foreign currency denominated revenue for the three and nine months ended September 30, 2013, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.

Because the majority of our revenue and expenses are denominated in the U.S. Dollar, we have not experienced material fluctuations in our net income as a result of transaction gains or losses. As we continue to expand internationally, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. Dollar against other foreign currencies is expected to increase. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. Dollar against various foreign currencies and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. During the three and nine months ended September 30, 2013 and 2012, our foreign currency transaction gains and losses were immaterial.

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

Item 4:                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.                  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on September 20, 2013, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our prospectus.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

There has been no material change in the planned use of proceeds from the Company’s IPO and follow-on offering from that described in the final prospectuses filed with the SEC pursuant to Rule 424(b) on October 11, 2012 and September 20, 2013, respectively. On March 25, 2013, we used a portion of our IPO proceeds, together with a portion of our cash from operations, to pay off the remaining outstanding balance of $6.0 million on our term loan facility.

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

SHUTTERSTOCK, INC.

Dated: November 8, 2013	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2013	By:	/s/ Timothy E. Bixby
Timothy E. Bixby
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*#	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

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