Form 10-K
period 2013-12-31
Shutterstock, Inc.
filed 2014-02-28
CIK 1549346

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35669

Shutterstock, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0812659 (I.R.S. Employer Identification No.)
350 Fifth Avenue, 21st Floor New York, New York (Address of principal executive offices)	10118 (Zip code)

(646) 419-4452
Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates on that date was approximately $491,578,207. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeded 10% outstanding at June 28, 2013. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

          On February 26, 2014, 35,072,692 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2014, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Form 10-K
For the Fiscal Year Ended December 31, 2013

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

        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms "Shutterstock," "the Company," "we," "our" and "us" refer to Shutterstock, Inc. and its subsidiaries including, for the period prior to October 5, 2012, Shutterstock Images LLC. "Shutterstock", "Offset", "Skillfeed", "Bigstock" and "Big Stock Photo" are registered trademarks or logos appearing in this Annual Report on Form 10-K and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.    Business.

Overview

        Shutterstock operates an industry-leading global marketplace for commercial digital imagery. Commercial digital imagery consists of licensed photographs, illustrations and video clips that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content. Demand for commercial digital imagery comes primarily from businesses, marketing agencies and media organizations. We estimate that the market for pre-shot commercial digital imagery will grow from approximately $4 billion in 2011 to approximately $6 billion in 2016, based on a study conducted on our behalf by L.E.K. Consulting LLC. There has been a significant increase in the demand for commercial digital imagery as rapid technological advances have reduced the cost and effort required to create, license and use images. Our global online marketplace brings together users of commercial digital imagery with image creators from around the world. More than 900,000 active, paying users contributed to revenue in 2013. More than 50,000 approved contributors make their images and video clips available in our collection, which has grown to more than 32 million images and more than 1 million video clips as of December 31, 2013. This makes our collection one of the largest of its kind, and, in the twelve months ended December 31, 2013, we delivered more than 100 million paid downloads (including both commercial and editorial images) to our customers.

        Our online marketplace provides a freely searchable collection of commercial digital imagery that our users can pay to license, download and incorporate into their work. We compensate contributors for each of their images or video clips that is downloaded. This marketplace model allows us to offer users a low-cost and easy-to-use alternative to the time-consuming and expensive traditional methods of obtaining commercial imagery. It enables millions of small and medium-sized businesses, or SMBs, to affordably access commercial digital imagery, and allows larger enterprises and media agencies to more easily and efficiently satisfy their increasing image needs.

        We are the beneficiaries of significant network effects. As we have grown, our broadening audience of paying users has attracted more imagery from contributors. This increased selection of imagery has in turn helped to attract more paying users. The success of this network effect is facilitated by the trust that users place in Shutterstock to maintain the integrity of our branded marketplace. Every contributor in our marketplace and every image we make available must pass our proprietary screening process and meet our standards of quality. In addition, and unlike the significant majority of free images available online, our rigorous vetting process enables us to provide confidence and indemnification to our users that the content in our collection has been appropriately licensed for commercial or editorial use.

        We make the licensing of images and video clips affordable, simple and easy in order to encourage a high volume of purchases and downloads. Our customers' average cost per download was $2.35 in 2013. We are a pioneer of the subscription-based usage model in our industry, whereby subscribers can download and use a large number of images in their creative process without concern for the incremental cost of each download. A significant majority of our downloads come from subscription-based users, who contribute approximately half of our revenue. We also offer simple and easy-to-use On Demand purchase options for users who purchase imagery when and as needed. As a result of our simple and affordable licensing models, we believe that we achieved the highest volume of commercial image downloads of any single brand in our industry in 2013. In addition to generating revenue, this high volume of download activity allows us to continually improve the quality and accuracy of our search algorithms, as well as to encourage the creation of new content to meet our users' needs.

        Our revenue is diversified and predictable. More than 900,000 customers from more than 150 countries contributed to our revenue in 2013, with our top 25 customers in the aggregate accounting for less than 3% of our revenue. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2013, 2012 and 2011, we experienced year-to-year revenue retention of 99%, 100% and 102%, respectively. This means that customers that contributed to our revenue in 2012 contributed, in the aggregate, 99% as much revenue in 2013 as they did in 2012. Customers typically pay us upfront and then use their downloads in a predictable pattern over time, which results in favorable cash flow characteristics and has historically added predictability and stability to our financial results.

        We have achieved significant growth since our marketplace was launched in 2003. In 2013 and 2012, we generated revenue of $235.5 million and $169.6 million, respectively, representing year-over-year growth of 39.0% and 41.0%, respectively. In 2013 and 2012, we generated Adjusted EBITDA of $53.4 million and $34.9 million, respectively, Non-GAAP Net Income of $31.0 million and $28.0 million, respectively, and Free Cash Flow of $42.3 million and $41.5 million, respectively. See "Summary Consolidated Financial Data—Non-GAAP Financial Measures." In 2013 and 2012, our net income was $26.5 million and $47.5 million, respectively. Effective with the Reorganization, we became a Delaware corporation, and therefore became subject to federal and state tax expense beginning October 6, 2012. As a result of this tax status change, we recorded an incremental net deferred tax asset and a one-time non-cash tax benefit of approximately $28.8 million in the fourth quarter of the fiscal year ended December 31, 2012. We are a global business; in 2013, 36% of our revenue came from North America, 36% came from Europe and 28% came from the rest of the world.

Industry Overview: Commercial Digital Imagery

        Images help businesses communicate and engage with customers, market their products, and differentiate their brand. Companies invest in imagery for the same reasons they invest in marketing, advertising and media production: to increase the impact, engagement and differentiation of their communications. From the smallest start-ups to the largest multinationals, companies pay to license photographs, video clips and illustrations for use in print and digital marketing materials, corporate communications, external and internal websites, social networking sites, mobile applications, games and videos. Imagery is also widely used in publishing books, eBooks, magazines and news articles. The demand for paid imagery in a commercial context comes primarily from:

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

        We estimate that the total market for commercial imagery was approximately $11 billion in 2011 and that it will grow to approximately $13 billion in 2016, based on a study conducted on our behalf in August 2012 by L.E.K. The commercial imagery market is comprised of custom imagery and stock imagery. Within the stock imagery market, L.E.K. defined three segments: the "traditional stock photography" segment, the "stock photography marketplace" segment and all other forms of stock imagery. The traditional segment is characterized by higher-touch customer relationships, negotiated image prices, and groups of professional photographers who create images exclusively for one agency, often on a salaried basis. The stock photography marketplace segment is characterized by self-serve ecommerce with simple, inexpensive licensing options and a large number of contributors from around the world. The remaining segment is comprised of all other forms of stock imagery, including stock illustrations, vectors and video clips. Shutterstock has traditionally participated in the stock photography marketplace segment along with the market for other forms of stock imagery, including stock illustrations, vectors and video clips.

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

        Since imagery is often a component of an advertising campaign or media production, the demand for commercial digital imagery is largely driven by the global marketing and publishing industries. In 2011, more than $631 billion was spent in the global advertising industry, according to IDC. In that same period, IBISWorld estimates that more than $379 billion was spent in the global publishing industry (including books, newspapers and magazines). We believe that disruptive technological trends are expanding the role of commercial digital imagery within these industries and driving growth in both the demand and supply of images.

Disruptive Growth in Demand for Commercial Digital Imagery

        Businesses are increasing their use of visual communications because the tools of communication and creativity are becoming easier and less expensive to use. For example, in the last five years as of December 31, 2013, the number of public websites has grown an average rate of 43% annually to more than 785 million, according to Netcraft. We expect this growth to continue. According to BIA/Kelsey, more than 32% of small and medium-sized U.S. businesses, or SMBs, surveyed do not yet have a website. As technology continues to democratize visual communication, we believe that additional customers will come into the market for commercial digital imagery.

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

        The historical expense and complexity of procuring high-quality imagery once meant that it was affordable only for the largest businesses. A commissioned shoot often costs thousands of dollars, while traditional pre-shot photos still typically cost hundreds of dollars. Today, the rapidly increasing availability of low-cost, commercial-quality digital imagery through online marketplaces is allowing businesses of all sizes to quickly search for, find, and download affordable visual content under simple licensing models. This has made it economically viable for millions of SMBs to use commercial digital images for the first time, and allows larger enterprises and media agencies to more easily and affordably satisfy their increasing demand for images.

        The growth in image demand for use in print and web communications is being compounded by trends in mobile and tablet internet browsing. Just as traditional broadband penetration enabled bandwidth-intensive media like images to become increasingly popular on the internet, we believe the spread of mobile broadband drives images and video clips to become increasingly common elements of the mobile web. Mobile devices are becoming increasingly visual, with high-resolution screens and touch interfaces driving an expectation of higher quality and more visually compelling mobile content. As trends in mobile and tablet internet usage continue to drive demand for rich visual user experiences, we believe that there will be a resulting increase in demand for commercial digital imagery.

Disruptive Low-Cost Supply of Commercial Digital Imagery

        Over the last several years there has been a dramatic increase in the number of people equipped to create high-quality digital imagery. Only a few years ago, the industry for commercial images relied on a small group of professionals who owned expensive equipment and could afford to pay high image development costs. Now, there are millions of professionals, semi-professionals and hobbyists who are able to capture, store and display high-quality digital images. With the proliferation of smartphones, social media and mobile broadband, people around the world are becoming increasingly accustomed to creating and consuming compelling imagery.

        This change is being driven by rapid technological advances that are making the tools of creative production affordable to a much larger group of people. Most notably, affordable, high-quality digital cameras and video cameras are rapidly achieving mainstream adoption. For example, in 2010 more than 11.2 million digital SLR cameras were sold globally. Many were sold for less than $500, whereas the first digital SLR camera was not available until 1991 and cost more than $24,000. These digital cameras eliminate the marginal cost of image capture, which increases the number of images created per photographer. The editing and enhancing of digital images is seeing similar democratization; high-performance photo and video editing software is increasingly becoming easy and affordable enough to be used by non-professional photographers and videographers. In addition, the growing availability of broadband internet access around the world has made it easier for professionals and non-professionals to upload and deliver commercial-quality digital imagery to those willing to pay to license it.

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

Challenges in the Market for Commercial Digital Imagery

Challenges for Users

        Even with the advent of websites capable of sourcing and providing commercial digital imagery, a large number of challenges remain for users:

  •
  Limited selection.  Many websites lack the broad and up-to-date collection required to satisfy the extensive variety of searches for digital imagery, themselves a reflection of the myriad requirements of business communications across industries and geographies.

  •
  Difficulty in finding images quickly.  Websites that do have a broad range of images often lack sophisticated tagging, search functionality and algorithms that enable users to find relevant images efficiently. An increased pace of image usage by customers means that many users of commercial imagery are under pressure to find a greater number of high-quality images faster.

  •
  High price.  Traditional image agencies that have migrated their collections online typically charge more than $100 per high resolution image. Commissioning a custom image is even more expensive, often costing thousands or tens of thousands of dollars.

  •
  Complex pricing.  On many websites, image prices can vary widely depending on criteria such as image size, file format, intended use, download frequency and type of contributor. Furthermore, many sites denominate the price of their images in "credits" rather than cash pricing, making it difficult for users to evaluate how much they will actually pay for a given license. These complexities interfere with the creative process, adding an additional dimension beyond image relevance for users to consider during their image search process.

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

  •
  Need for appropriate licensing and legal protection.  Complex copyright laws govern the use of images and video clips in a commercial context. Typically, images and video clips that are available for free online are not appropriately licensed for commercial use. Most websites that host and display such content for free are not able to provide the trusted licensing assurances that come from closely evaluating the content that they make available. The need for appropriate content licensing has become more acute as the software to identify non-compliant imagery on the internet has become increasingly sophisticated, facilitating the monitoring of intellectual property rights. A growing number of users of commercial imagery require legal protections or indemnification from their content providers regarding proper licensing.

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

The Shutterstock Solution

Key Benefits for Our Users

• Millions of high-quality images and video clips available for commercial use	We currently provide a licensable digital collection of more than 32 million images and more than 1 million video clips, one of the largest collections of its kind. In the twelve months ended December 31, 2013, we added an average of 2.4 million images and video clips per quarter. We source our content from over 50,000 approved contributors in more than 100 countries and provide a broad, non-exclusive commercial or editorial license allowing customers to use an image or video clip in perpetuity in any geography or medium.
• Superior search results

We consider our proprietary search interface and algorithms to be intuitive and efficient, allowing users with widely ranging search queries to quickly find the most suitable image for their needs. Our search algorithms automatically evolve based on customer usage data such as searches and downloads to produce more effective search results over time. We believe that, with one of the highest volumes of downloads of commercial content in 2013, we have the data to power the best search experience in our industry.

• Low cost of content

Our affordable pricing models enable users to download content for as little as $0.28 per download. Across our pricing plans, customers paid an average of $2.35 per download in 2013. We believe that our disruptive pricing models increase the number of businesses that can participate in the market for commercial imagery and that they increase the number of downloads that we deliver.

• Creative freedom through simple pricing

Our subscription-based pricing model makes the creative process easier. Subscription users can download any image in our collection at any resolution we offer for use in their creative process without worrying about incremental cost. This provides greater creative freedom and helps improve their work product. For users who need less content, we offer simple, affordable, On Demand pricing, which is presented as a flat rate across all content and sizes that we offer.

• 100% vetted, commercial-quality content

We are highly focused on maintaining the quality of our collection. Our content has been vetted by our review team for standards of quality and relevance. We also leverage proprietary review technology to pre-filter images and video clips and enhance the productivity of our reviewers. Less than 20% of contributor applicants who applied in 2013 were approved as contributors to shutterstock.com, and less than 70% of our content uploaded by approved contributors in 2013 satisfied our rigorous acceptance requirements.

• Appropriately licensed content

We provide images and video clips that are appropriately licensed for commercial and editorial use. Our review process is designed to ensure that every image and video clip is appropriately licensed for its intended use. For example, a model release is required for all images and video clips that include a person with recognizable features, and a property release is required for images of certain types of property and public places with photography policies. The reliability of our review process enables us to offer $10,000 of indemnification protection in aggregate to every customer to cover legal costs or damages that may arise from their use of Shutterstock content. In certain cases, we offer greater indemnification levels through custom contracts.

Key Benefits for Our Contributors

• Distribution to the largest, global audience	Our global marketplace provides image creators with access to millions of image users. Our flagship website, shutterstock.com, operates globally in 20 languages, allowing users around the world to easily search and access our collection of images and video clips online. In 2013, we delivered more than 100 million paid downloads. According to industry surveys, contributors who have images available on our site typically generate more income through Shutterstock than through any other sites with which they are registered.

• Global ecommerce capabilities

Our global ecommerce platform allows us to process payments from users across the world in 11 currencies, and pay our contributors monthly. Our users can currently transact on our flagship website in 20 languages, and we provide fraud protection, refunds and customer support via phone, email and chat on behalf of our contributors.

• Efficient uploading, tagging and review process

Based on user feedback and competitive benchmarking, we believe that we have the most efficient upload, tagging and review process of all of the major competitors in our industry. We are committed to continuously finding new and innovative ways to improve our contributor interface and to providing short upload and review times—we typically process content within approximately 72 hours of upload.

• Robust feedback, tools and information

We provide valuable tools and insights to our contributors. Our contributors can monitor download activity by image and geography, as well as by self-defined image themes. We also provide data on search trends, allowing content creators to see which images and subjects are popular on our site, and to plan new content themes accordingly.

• Specialized community

We operate a forum for the photographers, videographers and illustrators that make up our contributor community, allowing them to share tips with one another and to showcase their work. Our strict acceptance tests for new submissions provide contributors with a sense of challenge, accomplishment and exclusivity that makes our forums more useful and valuable.

Shutterstock's Competitive Strengths

        In addition to the compelling value propositions and solutions that we offer to users and contributors, we believe that the following competitive advantages further separate us from our competitors:

        A Leading Global Marketplace with Strong Network Effects.    Our content collection is currently one of the largest in the commercial digital imagery industry, with over 32 million images and more than 1 million video clips, from more than 50,000 contributors.. We believe that the growth of our content collection and the growth in our site traffic support one another through a strong network effect—a broader selection of images and video clips from our contributors attracts more image users; this larger audience of paying users increases the amount spent in our marketplace and attracts more content submissions from a greater number of contributors.

        Extensive Data and Superior Search.    Since 2003, our users have executed hundreds of millions of searches and made more than 300 million paid image downloads from our collection. In 2013, we delivered more than 100 million paid downloads (including both commercial and editorial images) to our customers. This high volume of data, including data about the searches and downloads that our users execute, enables us to continuously improve our search algorithms. Furthermore, unlike the significant majority of images available online for free, each image in our collection is tagged by its contributor with approximately 35 relevant keywords. Currently, the Shutterstock collection contains more than 1 billion contributor-generated image tags. This behavioral and keyword data, along with our investments in technology and our many years of experience in developing search algorithms designed specifically for the commercial digital imagery industry, increase the chances that our users find the image they require. We believe that a successful search experience is a critical determinant of customer satisfaction, and that our success in this area attracts new and repeat users to our websites.

        Simple, Flexible and Low-Cost Pricing.    Since inception, we have aimed to deliver exceptional value to our users through simple and flexible pricing options. Our customers' average cost per download was $2.35 in 2013. Our subscription plans generate an important sense of creative freedom for our professional users, enabling them to try out multiple images or video clips without concern for the incremental cost of each download. Additionally, we offer simple and cost-effective On Demand purchase options for less frequent users. The simplicity and affordability of these plans have allowed us to broaden our existing and potential user base. These pricing models also benefit our contributors due to the high volume of paid downloads we are able to generate on their behalf.

        Trusted, Actively Managed Marketplace.    We are committed to providing a trusted online marketplace for appropriately licensed, high-quality commercial imagery and video clips. Our rigorous review process for new images is intended to ensure the integrity and quality of the content in our collection. Each image and video clip is individually examined by our team of trained reviewers to meet our high standards of quality and commercial viability. This review process is designed to minimize the legal risk to our users from inappropriately licensed imagery. As a result of the significant investment we make in our review processes, we are able to provide up to $10,000 of indemnification protection for claims that may arise from the use of an image or footage clip licensed through Shutterstock. In some cases, we offer even greater or unlimited levels of indemnification through custom contracts. We offer indemnification as a signal to our customers that they can trust the quality and licensability of content available through our marketplace; this sets us apart from many competitors and free sources of imagery.

Shutterstock's Growth Strategies

        Acquire More Users and Contributors.    We believe that there is a significant opportunity to grow our marketplace by increasing awareness of our brand and value proposition. For example, as of our last comprehensive customer survey, more than 70% of our customers work at companies with 20 employees or fewer; however, our active user base of U.S. SMBs currently represents less than 2% of the approximately 24 million SMBs that BIA/Kelsey estimates exist in the United States alone. We view this as a marketing opportunity. A significant portion of our growth to date has been driven by word of mouth recommendations. We plan to continue to foster word of mouth by continuing to grow our collection and deliver exceptional service. Additionally, we expect to increase our investments in online and offline marketing to help raise awareness in our core customer community as well as in additional market segments and geographies. In parallel, we intend to grow the depth and breadth of our collection by increasing awareness among potential contributors of the opportunity to share their creative work with a broader audience and generate income through Shutterstock.

        Lead Innovation in User and Contributor Experience.    We intend to build on our market-leading position by providing the best online experience for digital image users and contributors. With one of the largest collections of images in the industry, and one of the highest volumes of commercial image downloads, we believe that we have more information on the marketplace and user needs than any of our competitors. We intend to use this data to continue to improve the quality of our search algorithms and user experience. We also plan to enhance the tools we offer contributors to help them establish their portfolio on our site, track their performance and explore opportunities to create content that customers need. We plan to continue to improve the speed and usefulness of feedback that we provide contributors on the images that they submit, and facilitate new ways for them to participate in an engaged community of their peers. Lastly, we intend to roll out new product offerings and product extensions that we believe will create deeper relationships with our core communities and attract new users to our sites.

        Increase Localization.    We are a global company, with users in more than 150 countries, contributors in more than 100 countries and a website that is available in 20 languages. We plan to deepen our global penetration among users and contributors by improving the quality of the Shutterstock experience, regardless of language or location. For example, we intend to increase the number of languages, currencies and payment methods that we support in order to serve an even larger global user base. Furthermore, we plan to improve the quality of non-English searches by increasing the sophistication with which we handle non-English image tagging and search ranking. Finally, there is significant unmet demand for localized content, such as images with locally relevant themes, customs, objects and ethnicities. We plan to increase the geographical diversity of our contributor community so that we can provide the images demanded by our increasingly global user base.

        Increase Our Penetration of Media Agencies and Large Enterprises.    To date, the majority of our revenue has been generated from SMBs purchasing online, many of whom did not previously have access to low-cost commercial digital imagery. As of our last comprehensive customer survey, conducted in June 2011, less than 10% of our customers worked at companies with more than 500 employees. Furthermore, in 2013, less than 15% of our revenue was generated through our direct sales organization, which focuses on sales to media agencies and large enterprises. We believe that we have a strong value proposition for media agencies and large enterprises, which account for a significant portion of the existing market for commercial digital imagery. These companies have historically purchased commercial imagery via sales-driven relationships and are used to complex licensing, limited image libraries and high prices. While our sales and support organization has historically been focused primarily on inbound customer communications, we are working to increase our revenue from media agencies and large enterprises through a direct sales approach and by offering tailored purchase options. We recently began building a direct sales team and distinctive product offerings to target media agencies and large enterprises. We plan to expand our efforts in this area.

        Pursue Emerging Content Types.    Alternative content types such as video footage represent significant opportunities for growth. According to MagnaGlobal, global online video advertising spending is expected to increase an average of 23% annually from $3.3 billion in 2010 to $11.4 billion in 2016. Video has become a mainstream online activity globally, and is forecasted to expand to 62% of all consumer internet traffic by 2015, according to Cisco's Visual Networking Index. As user demand is increasing, the cost to contributors to create and produce professional video content is becoming increasingly affordable, most notably due to digital SLR cameras that include HD video capabilities. Given the convergence of photography and video tools, we believe that our network effects in still image licensing will help propel our efforts in the video market. In addition to video, we see opportunities in other emerging digital content areas that may be relevant to our customers.

Products

        We provide licensed content that our users purchase to enhance their visual communications. Our collection is currently one of the largest in the commercial digital imagery industry, with over 32 million images and more than 1 million video clips. We offer a variety of content types, including photography, illustrations, vector art and video footage. Users can search our collection and preview watermarked versions of our content at no cost. They can then pay to license and download the images they need, either on a subscription basis or on a per-download basis. Shutterstock images are provided under a royalty-free non-exclusive license and, as an assurance of the integrity of our content, users are typically covered by up to $10,000 of indemnification protection in aggregate against any legal costs or damages that may arise from the licensed use of our images. Each image is available for high-resolution digital download and has been vetted by our team of reviewers to ensure that it meets our standards of quality and can be appropriately licensed for commercial or editorial use.

        Photographs.    We offer high-quality photographs that cover a wide variety of subjects, including animals/wildlife, the arts, backgrounds/textures, beauty/fashion, buildings/landmarks, business/finance, celebrities, education, food and drink, healthcare/medical, holidays, nature, objects, people, religion, science, sports/recreation, technology and transportation. The significant majority of our photography collection is made up of creative images that can be used in both commercial and editorial contexts. Images that are marked as editorial-only, such as photographs of celebrities and newsworthy events, which constitute fewer than 10% of our total images, cannot be used to promote a product or service; instead these images are licensed for use in editorial settings such as newspapers, blogs and magazines. Photographs are available in a variety of sizes including small files that are appropriate for mobile browsing and large files appropriate for large format prints and high-resolution displays. Currently, photographs make up approximately 68% of our collection.

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

        Video Footage.    For users engaged in producing video advertisements, commercial motion pictures, television programming, video games, interactive applications and other video-based media, we also provide video footage. Footage clips are available in a variety of formats and sizes, including High Definition (HD). Currently, our video footage collection contains more than one million video clips and makes up approximately 5% of our collection.

        Curated, High-End Content.    For users looking for imagery from top photographers and illustrators around the world, our Offset brand provides authentic imagery and a transparent licensing process. Artists featured on the site include assignment photographers Maura McEvoy and David Prince, and illustrators Jacob Thomas and Rian Hughes. Offset also features work from established and respected collections including National Geographic and Huber Images. Every image has been hand-curated for inclusion in a specific category, such as commercial lifestyle, food, travel and fashion.

        Online Learning Platform.    For digital professionals looking to improve their skills, our Skillfeed platform provides an online marketplace of curated video courses accessed through a subscription plan. Skillfeed features more than 20,000 videos from over 1,000 instructors, and includes tutorials on subjects ranging from graphic design, video and photo editing, to professional skills such as Microsoft Excel and web development. Skillfeed offers comprehensive courses, with videos of 20 minutes or more, designed to develop in-depth professional skills, as well as shorter courses designed to provide new tips and techniques on a range of topics.

Purchase Options

        We strive to offer simple, transparent purchase options that remove complexity from a customer's workflow. We currently offer the following options:

        Subscription:    Our signature and highest grossing purchase option is our 25-a-day subscription. This purchase option allows a user to download up to a total of 25 photos, vectors or illustrations per day under our Standard License, regardless of image size. Subscription customers can download and experiment with multiple images at no extra cost, which removes friction from their creative process. Subscriptions can be purchased in 30 day, 90 day, 180 day and 365 day increments and are paid in advance. Additionally, the subscription package for our new online learning marketplace, Skillfeed, allows users to access unlimited videos for a single monthly price. Subscription purchase options currently represent approximately 50% of our revenue.

        On Demand:    Customers can also buy images or video clips in fixed packages. For example, we offer On Demand packages that include one image, 5 images, 25 or 60 images of various resolutions under our Standard License. We charge the same price for illustrations and vectors as we do for photographs and we do not charge more for a higher resolution image than a lower resolution image. This offers customers the simplicity of being able to license any size of any still image in our collection for the same price. We have similar pricing packages for video clip fixed packages that include one video clip, 5 video clips, or 25 video clips with various resolutions under our Standard License. Once a customer purchases images or video clips On Demand from us, he or she has up to one year to download those images before they expire. While the significant majority of On Demand revenue comes from our Standard License packages, other forms of On Demand purchases for images include Enhanced Licenses (for customers who need broader licensing rights than are offered under our Standard License) and images licensed through Bigstock and Offset. Together, all of our On Demand purchase options currently represent approximately 35% of our revenue.

        Other Purchase Options:    We provide a number of other purchase options which together represent approximately 15% of our revenue. These purchase options include custom accounts (for customers that need multi-seat access, invoicing, unlimited indemnification or a higher volume of images).

Users

        We serve a wide variety of companies across numerous industries, organizational sizes and geographies. As of December 31, 2013, our customer database contained more than six million user accounts. Of these, more than 900,000 users contributed to revenue in 2013. Due to our large number of customers, we do not have any material customer concentration; our single largest customer made up less than 2% of revenue in 2013. Our users tend to fit into one of three categories: businesses, marketing agencies or media organizations.

        Businesses.    Business customers require high-quality, commercially licensed digital imagery for a wide range of communication materials. Such communication materials may be intended for internal or external use and include websites, print and digital advertisements, annual reports, brochures, employee communications, newsletters, email marketing campaigns and presentations. Shutterstock's business users range from sole proprietors to Fortune 500 companies.

        Marketing Agencies.    Marketing agencies require high-quality, commercially licensed digital imagery to incorporate in the work they produce for their clients' business communications. Whether providing graphic design, web design, interactive design, advertising, public relations, communications or marketing services, Shutterstock's marketing users range from independent freelancers to the largest global agencies.

        Media Organizations.    Media professionals require high-quality, commercially licensed digital imagery to incorporate in the content they produce, including newspapers, books, magazines, digital publications, television and film. They also require high-quality images to market their products effectively. Shutterstock's media users range from independent bloggers to multi-national publishing and broadcast organizations.

Content Contributors and Content Review Process

        The content we provide to our users is created by a community of contributors from around the world and is vetted by our specialized team of image and video clip reviewers. Whether photographers, videographers, illustrators or designers, our community of more than 50,000 approved contributors range from part-time enthusiasts to full-time professionals, and all of them must meet high standards in order to work with Shutterstock.

        In order to become a contributor, an individual must submit an application that includes a portfolio of images or video clips. Of more than 700,000 contributor accounts that had been created as of December 31, 2013, less than 10% were approved. Once accepted by Shutterstock's review team, contributors can upload as many images as they like; however, every submitted image is to ensure that images in our collection meet certain standards of aesthetic and technical quality. As of December 31, 2013, approximately 59 million images had been submitted to our review team by approved contributors and, of those, only approximately 32 million, or approximately 50%, were approved and made available in our marketplace. Each image that is rejected by our review team is tagged with at least one rejection reason that is communicated to the submitting contributor to help him or her to improve and to give insight into our review standards. Such rejection reasons include focus, composition, poor lighting, potential trademark concerns and limited commercial value. We combine proprietary technology and highly trained content review staff to deliver sophisticated yet efficient image review—we typically process images within 72 hours of upload.

        Contributors are required to associate keywords with each image they submit in order to make their images more easily found using our search algorithms. Keywords usually contain both descriptive terms that literally identify the content of an image (e.g., "padlock") and conceptual terms that describe what an image might convey (e.g., "security"). We currently have over 1 billion contributor generated keywords in our database, with approximately 35 keywords per image.

        Content accepted into our collection is added to our website where it is available for search, selection, license and download. Contributors are paid monthly based on how many times their images or video clips have been licensed in the previous month. Contributors may choose to remove their images or video clips from our collection at any time. Due to our large number of contributors, we do not have any material content supply concentration; the content contributed by our five highest-earning contributors was together responsible for less than 2% of downloads in 2013.

        Shutterstock provides different earnings structures for photographs, illustrations and vector art, and for video footage:

        Photographs, Illustrations and Vector Art.    Contributors of photographs, illustrations and vector art are paid based on the number of times that their images have been licensed and downloaded. The significant majority of image downloads are licensed under our Standard License. The amount that a contributor of a photograph or vector receives per Standard License typically ranges from $0.25 per image downloaded to $5.70 per image downloaded. The exact amount earned is determined by our published earnings schedule, the contributor's lifetime earnings which determine the contributor's earnings tier, and the purchase option under which an image was licensed. When images are licensed under our Enhanced License, the contributor of that image earns $28.00 per image downloaded. When images are licensed under other purchase options or license types, contributors earn between 20% and

30% of the sale price of each image based on the contributor's lifetime earnings which determine the contributor's earnings tier.

        Video Footage.    Contributors of video footage are also paid based on the number of times that their video clips have been licensed and downloaded. When a video clip is downloaded the contributor is typically paid 30% of the sale price with certain minimum amounts per download.

Technology and Infrastructure

        Our technology is critical to our business and all of our products and services are made possible by the proprietary technology and robust infrastructure that we have developed. We believe that delivering intuitive, fast and effective user experiences, supported by robust and scalable technology platforms, is critical to our success.

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

        Our customer-facing software enables users to search millions of digital images and then select, organize, pay for, license and download the images that they would like to use. Our proprietary search algorithms evolve automatically based on behavioral data, which means that each search and download that a user performs on our website gives our search engine more information with which to improve. Having delivered over 300 million paid downloads since 2003, the data that we have collected and the search technology that it powers are an important and proprietary asset. We have also invested in making our ecommerce platform global, allowing customers to search and make purchases in 20 languages and 11 currencies.

        Our contributor-facing software enables users to apply to become a contributor, upload and tag images and video clips, receive feedback on their submissions from our review team, see reports on earnings and payouts, and participate in online discussion forums with other contributors. We have also developed proprietary tools to help our contributors improve their craft, including our Keyword Trends Tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time. This tool allows contributors to anticipate demand and generate images that customers will want to license, and is another example of how we combine software and large-scale proprietary datasets to deliver value to our users.

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

Brands

        Shutterstock is our flagship brand and the significant majority of our revenue is generated via shutterstock.com. We also operate a business called Bigstock which Shutterstock acquired in 2009. Additionally, we launched Offset and Skillfeed in 2013. Offset is a new brand featuring a collection of curated imagery from top photographers and illustrators featuring the works from established and respected collections, including, Anne Williams, Gentl & Hyers and The Licensing Project. Skillfeed is a new online marketplace that offers a collection of curated video learning courses for digital professionals through a simple, affordable subscription plan. We have maintained these as separate brands in order to allow us to target different customer segments. While Shutterstock generates the majority of its revenue from higher-volume image users and subscription-based pricing models, Bigstock focuses on the needs of lower-volume, more cost-conscious image users and Offset focuses on high-end advertising agencies and commercial buyers. Shutterstock's collection currently contains more than 30 million images and more than 1 million video clips. This figure does not include Bigstock's collection which contains more than 17 million images, many of which are also available through Shutterstock.

Marketing

        We reach new customers through a diverse set of marketing channels including paid search, online display advertising, print advertising, tradeshows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. Marketing activities aim to raise awareness of our brands and attract paying users to our websites by promoting the key value propositions of our offerings: diverse and high-quality content, intuitive and efficient interfaces and market-leading value.

        The marketing efforts used in generating more revenue also help us generate more earnings for our contributors. Increasing revenue helps attract more content, which in turn helps us convert and retain even more paying users. Furthermore, the high degree of satisfaction that users have with our product drives word of mouth recommendations, which helps our marketing efforts attract an even broader audience than we reach directly. In these ways, we believe our marketing efforts have a self-reinforcing effect which powers the growth and success of our marketplace.

Sales and Customer Support

        The significant majority of our revenue is generated via self-serve ecommerce. We encourage our users to take advantage of the comprehensive search capabilities of our websites, our credit card-based payment options and the immediate digital delivery of licensed images. We believe the ability to search for, select, license and download content over the internet offers our users convenience and speed, and enables us to achieve greater economies of scale.

        Direct communication with our customers, however, remains a significant component of our customer support and sales strategy. Our customer support and sales team is available to assist users via email, chat and phone in 10 languages. In addition to handling inbound customer support and sales inquiries, we also reach out proactively to potential high volume customers and offer them custom accounts to meet their needs. Outbound sales activities currently contribute a small but growing percentage of Shutterstock's overall revenue.

Product Rights and Intellectual Property

        Product Rights and Indemnification.    All of the images that Shutterstock makes available to users are offered under a royalty-free license. This means that once a customer has licensed an image, that customer can use the associated image in accordance with the license terms in perpetuity without having to pay any ongoing royalties. Typically, the image license is non-exclusive, meaning that multiple customers can license the same image. Furthermore, we do not require that contributors of content to our sites provide their content to us on an exclusive basis.

        Shutterstock represents to our users that unaltered images downloaded and used in compliance with our websites' terms of service and applicable law will not infringe any copyright, trademark or other intellectual property right, nor will such unaltered images violate any third parties' rights of privacy or publicity, violate any U.S. law, be defamatory or libelous, or be pornographic or obscene. Furthermore, provided that a user has not breached Shutterstock's license agreement, Shutterstock agrees to defend, indemnify, and hold users harmless from liability for damages up to $10,000 per user. We also offer certain of our customers custom contracts with either greater indemnification amounts or unlimited indemnification. Such indemnification applies only to claims for damages directly attributable to Shutterstock's breach of the foregoing representations, and includes indemnification of expenses arising out of any actual or threatened lawsuit, claim, or legal proceeding alleging that the possession, distribution, or use of images downloaded and used by users pursuant to our terms of service violate Shutterstock's representations. To date, Shutterstock has not incurred any material financial costs as a result of this indemnification. Since 2009, we have received approximately 35 customer claims for indemnification, and following investigation of such claims, fewer than one-third resulted in our making a cash payment to settle such intellectual property disputes. Aggregate amounts paid to date to settle customer indemnification claims have not been material. No claims for indemnification have been asserted by any customer with unlimited indemnification protection. We maintain commercially reasonable insurance intended to protect against the costs of intellectual property litigation.

        Intellectual Property.    We protect our intellectual property through a combination of patents, trademarks and domain name registrations, copyrights and trade secrets.

        We own numerous trademarks. Shutterstock, Offset, Skillfeed, Bigstock and Big Stock Photo are trademarks or logos and are the property of Shutterstock, Inc. or one of our subsidiaries. We will pursue additional trademark registrations to the extent that we create any additional registrable trademarks or logos. We are the registered holder of a variety of domestic and international domain names that include "Shutterstock," "Bigstock," "Offset," "Skillfeed," and multiple variations thereof. We have successfully recovered infringing domain names in the past and will continue to enforce our rights in the future.

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

  •
  specialized visual content companies that are established in local, content or product-specific market segments such as Reuters Group PLC, the Associated Press, and T3 Media;

  •
  websites focused on image search and discovery such as Google Images;

  •
  websites for image hosting, art and related products such as Flickr;

  •
  social networking and social media services; and

  •
  commissioned photographers and photography agencies.

        Lastly, we compete with the alternative of creating one's own images or choosing not to consume licensed images because it is too expensive or because one is not aware of how to do so.

Government Regulation

        The legal environment of the internet is evolving rapidly in the United States and worldwide. The development of new laws and regulations, the manner in which existing laws and regulations will be applied to the internet in general, and how the foregoing will relate to our business in particular, is unclear in many cases. For example, there is uncertainty regarding how laws and regulations will apply in the online context and to different business models, including with respect to such topics as privacy, data management and security, defamation, ecommerce, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, subscription-based billing, content regulation, quality of products and services, internet neutrality, outsourcing, and intellectual property ownership and infringement.

        Numerous laws have been adopted at the national and state level in the United States that could have an impact on online commerce generally and on our business. These laws include, for example, the following:

  •
  The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and similar laws adopted by a number of states regulate the format, functionality and distribution of commercial solicitation e-mails, create criminal penalties for unmarked sexually-oriented material, and control other online marketing practices.

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

  •
  Many states have adopted, and other states are expected to enact, statutes and regulations that require companies to implement data security measures and to report certain breaches of the security of personal data to affected individuals, to regulatory agencies, to law enforcement officials and to other third parties. Federal legislation has also been proposed for national standards and procedures governing data security and breach management.

  •
  Federal and state rules and regulations also govern online service providers' data collection and use policies and practices, including with respect to the disclosure of consumer data to third parties such as direct marketers.

        Given the broad spectrum of legal and regulatory uncertainties, we expect new laws and regulations to be adopted over time that are likely to be applicable to the internet and to our activities. Any existing or new legislation applicable to Shutterstock could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, to respond to regulatory inquiries or investigations, and to defend individual or class litigation. These events could dampen growth in the use of the internet in general, and cause Shutterstock to divert significant resources and funds to addressing these issues, and possibly require us to change our business practices.

        We post privacy policies on our websites concerning our data collection and use practices. We also implement data security measures. Allegations that our policy disclosures are inadequate or that we have failed to comply with our posted privacy policies, that our security measures are insufficient, or that we otherwise violated Federal Trade Commission requirements or other privacy-related laws and regulations, could result in proceedings by governmental or regulatory bodies or private parties that could potentially harm our business, results of operations and financial condition. In addition, there is a risk that privacy and data security laws may be interpreted and applied differently in certain jurisdictions, in ways that are not consistent with our current practices, which could also potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative and regulatory proposals before the United States Congress, various state legislative bodies, and government agencies regarding privacy and security and other consumer issues that may affect our business. It is not possible to predict whether or when such rules and regulations may be adopted, and certain proposals, if adopted, could harm our business by, among other things, decreasing user registrations and revenue, increasing the cost of compliance, impeding the development of new products or services, and limiting potential sources of revenue such as online advertising. These decreases could be caused by, among other possible provisions, the required display of specific disclaimers, requirements to obtain consent from users for certain activities, or other requirements before users can utilize our services. In addition, we may be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors, payment processors and business partners. These third parties may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts to access, modify or delete our or our customers' information or business assets that they service or maintain on our behalf.

        In addition, various non-U.S. jurisdictions impose laws and regulations regarding a broad spectrum of privacy, data management and security and other matters related to online businesses and ecommerce. Non-U.S. laws and regulations are often more restrictive than those in the United States. Due to the global nature of the internet, it is possible that the governments of other states and countries might attempt to regulate our online activities such as digital transmissions, or to prosecute us for alleged violations of their laws. We might unintentionally violate such laws; such laws or their interpretation or application may be modified; and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. The law relating to the liability of providers of online services for activities of their users is currently unsettled both within the United States and abroad. Claims may also be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other reasons based on the nature and content of information that we collect or use, or to or from which we provide links or that may be posted online.

Employees

        As of December 31, 2013, we employed 345 full-time employees, including 113 engaged in product development, 154 engaged in sales, marketing and support, 31 engaged in content operations and 47 engaged in general and administrative functions. Of these employees, 313 were located in the United States, primarily in New York, New York. In addition to our full-time employees, we also employ the services of a number of contractors, including 94 contractors focused on content review as of December 31, 2013. Of these contractors, 50 contractors were located in the United States and 44 were located outside of the United States, primarily in Canada and Europe. None of our employees is represented by a labor union, and we consider our company culture and employee relations to be strong.

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

Available Information

        Our principal office is located at 350 Fifth Avenue, 21st Floor, New York, New York 10118, and our telephone number is (646) 419-4452. Our Internet address is www.shutterstock.com. Our investor relations website is located at http://investor.shutterstock.com. We make available free of charge on our investor relations website under the heading "Financial Information" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Corporate History

        After launching our marketplace in 2003, we organized in the State of New York as Shutterstock, Inc. in December 2004, and we became Shutterstock Images LLC in June 2007. On October 5, 2012, we reorganized from Shutterstock Images LLC, a New York limited liability company, or the LLC, to Shutterstock, Inc., a Delaware corporation, which we refer to as the "Reorganization." We completed our initial public offering, or IPO, in October 2012, and completed a follow-on offering in September 2013. Our common stock is listed on the New York Stock Exchange under the symbol "SSTK".

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

Risks Related to Our Business

The success of our business depends on our ability to continue to attract and retain customers and contributors to our online marketplace for commercial digital imagery.

        The success of our business and our future growth depends significantly on our ability to continue to attract new customers and contributors, as well as continue to retain existing customers and contributors, to our online marketplace for commercial digital imagery. To maintain and increase our revenue, we must regularly add new customers and retain our existing customers. An increase in paying customers has generally attracted more images and video clips from contributors, which increases our content selection and in turn attracts additional paying customers. To attract new customers and contributors and retain existing customers and contributors, we rely heavily on the effectiveness of our marketing efforts, the size and content of our collection and the functionality and features of our marketplace. Our marketing efforts may be unsuccessful, our collection may fail to grow as anticipated and new technologies may render the systems and features of our marketplace obsolete, any of which would adversely affect our results of operations and future growth prospects.

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

  •
  successfully expand our business;

  •
  develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features and services; and

  •
  avoid interruptions or disruptions in our services, including, for example, disruptions attributable to security breaches or other security incidents.

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

  •
  social networking and social media services; and

  •
  commissioned photographers and photography agencies.

        We believe that the principal competitive factors in the commercial digital imagery industry are: brand awareness; company reputation; the quality, relevance and diversity of images; the ability to source new imagery; the licensability of images and the degree to which image users are protected from legal risk; the effective use of current and emerging technology; the accessibility of imagery, distribution capability, and speed and ease of search and fulfillment; customer service; and the global nature of a company's interfaces and marketing efforts, including local languages, currencies, and payment methods. In addition, demand for our services is sensitive to price. Many external factors, including our technology and personnel costs and our competitors' pricing and marketing strategies, could significantly impact our pricing strategies. If we fail to meet our customers' price expectations, we could lose customers. A drop in our prices without a corresponding increase in volume would negatively impact our revenue.

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

        We have been subject to a variety of third-party infringement claims in the past and will likely be subject to similar claims in the future. We license all of our digital imagery from photographers, illustrators and videographers, and, although we have staff committed to reviewing each image that we accept into our collection, we cannot guarantee that each contributor holds the rights or releases he or she claims or that such rights and releases are adequate. As a result, we may be subject to infringement claims or other claims by third parties. Furthermore, we offer our customers indemnification of up to $10,000 in aggregate for legal costs and direct damages arising from the use of an image or video footage licensed through us. We also offer some of our customers custom contracts that either provide for larger indemnification amounts or unlimited indemnification. However, our contractual maximum liability may not be enforceable in all jurisdictions. We maintain insurance policies to cover potential intellectual property disputes. Since 2009, we have received approximately 35 customer claims for indemnification. Following investigation of such claims, fewer than one-third resulted in our making a cash payment to settle such claims. Aggregate amounts paid to date to settle customer indemnification claims have not been material. Although we have insurance to cover indemnification claims, and although, to date, these claims have not resulted in any material liability to us, we have incurred, and will continue to incur, expenses related to such claims and related settlements, which may increase over time.

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

        One of our strategic goals is to increase the percentage of our revenue that come from larger companies, in addition to the small and medium-size companies from whom we have generated the majority of our revenue historically. In order to win the business of larger companies, we may face greater demands in terms of increased service requirements, greater indemnification requirements, greater pricing pressure, and greater working capital to accommodate the larger receivables and collections issues that are likely to occur as a result of being paid on credit terms. If we are unable to adequately address those demands, it may affect our ability to grow our business in this segment, which may adversely affect our results of operations and future growth. If we address those demands in a way that expands our risk of infringement claims, significantly increases our operating costs, reduces our ability to maintain or increase pricing, or increases our working capital requirements, our business, operating results and financial condition may suffer.

Continuing expansion into international markets is important for our growth, and as we continue to expand internationally, we face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs or otherwise limit our growth.

        Continuing to expand our business to attract customers and contributors in countries other than the United States is a critical element of our business strategy. In 2013, approximately 65% of our revenue was derived from customers located outside of North America. While a significant portion of our customers reside outside of the United States, we have a limited operating history as a company outside the United States. We expect to continue to devote significant resources to international expansion through establishing additional offices, hiring additional overseas personnel and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our collection and user experience for foreign markets. Our ability to expand our business and to attract talented employees, and customers and contributors in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

  •
  modifying our technology and marketing our offerings for customers and contributors beyond the 20 languages we currently offer;

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

As a result of the Reorganization, we are subject to entity-level taxation, which will result in significantly greater income tax expense than we have incurred historically.

        Prior to the Reorganization on October 5, 2012, we operated as a New York limited liability company. As a limited liability company, we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, were subject to income tax on their allocated share of our earnings. On October 5, 2012, we reorganized as a Delaware corporation. Consequently, we are currently subject to entity-level taxation even though historically Shutterstock Images LLC did not pay U.S. federal or state income taxes. As a result, our corporate income tax rate has increased significantly now that we are subject to federal, state and additional city income taxes.

We previously had a material weakness in our internal control over financial reporting relating to compliance with certain tax regulations that has since been remediated. The material weakness could have impaired our ability to comply with the accounting and reporting requirements applicable to public companies.

        In connection with the audit of our financial statements as of and for the year ended December 31, 2011, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting with respect to our tax compliance process. Specifically, it was determined that we did not have adequate procedures and controls to appropriately comply with, and account for, certain non-income tax regulations. These non-income tax issues related to underpayment of international consumption tax, sales and use tax and royalty withholdings compliance. A material weakness is defined as a significant deficiency, or a combination of significant deficiencies, that result in a reasonable possibility that a material misstatement of our financial statements will not be prevented by our internal control over financial reporting. A significant deficiency means a control deficiency, or a combination of control deficiencies, that adversely affects our ability to initiate, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected by our internal control over financial reporting.

        During fiscal years 2013 and 2012, management hired additional accounting personnel with appropriate level of tax expertise. In addition, during fiscal year 2013, management updated its systems to collect the necessary data and taxes to comply with its required tax compliance processes, registered with required jurisdictions, and implemented controls around the identification, documentation and application of non-income tax regulations. These controls included the preparation of quarterly compliance returns and the development and use of checklists and research tools to assist in compliance with non-income tax regulations. As a result of the remediation activities and controls in place as of December 31, 2013 described above, management has remediated the material weakness that was disclosed and included in our previous periodic filings with the U.S. Securities and Exchange Commission.

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

        We may have exposure to sales or other transaction taxes (including VAT) on our past and future transactions including such jurisdictions where we are required to report tax transactions. A successful assertion by any state or local jurisdiction or country that we failed to pay such sales or other transaction taxes, or the imposition of new laws requiring the payment of such taxes, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage customers from purchasing images from us, or otherwise substantially harm our business and results of operations.

If we do not respond to technological changes or upgrade our website and technology systems, our growth prospects and results of operations could be adversely affected.

        To remain competitive, we must continue to enhance and improve the functionality and features of our websites in addition to our infrastructure. For example, as our proportion of our business related to video footage licensing increases, we will need to expand and enhance our technological capabilities to ingest, store and search video content in ways that are similar to our management of images. A video footage clip represents significantly more data as compared to a still image. As a result, we will need to continue to improve and expand our hosting and network infrastructure and related software capabilities. These improvements may require greater levels of spending than we have experienced in the past. Without such improvements, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. Furthermore, in order to continue to attract and retain new customers, we are likely to incur expenses in connection with continuously updating and improving our user interface and experience. We may face significant delays in introducing new services, products and enhancements. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete or less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

Technological interruptions that impair access to our websites or the efficiency of our marketplace would damage our reputation and brand and adversely affect our results of operations.

        The satisfactory performance, reliability and availability of our websites and our network infrastructure are critical to our reputation, our ability to attract and retain both customers and contributors to our online marketplace and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We may experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors, data corruption or an overwhelming number of visitors trying to reach our websites during periods of strong demand. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate two data centers in an active/standby configuration for geographic redundancy and even though we maintain a third disaster recovery facility to back up our collection, a system disruption at the active data center could result in a noticeable disruption to our websites until all website traffic is redirected to the standby data center. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could therefore result in a loss of revenue. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. In addition, we have entered into service level agreements with some of our larger customers. Technological interruptions could result in a breach of such agreements and subject us to considerable penalties.

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

        We have registered or applied to register Shutterstock, Offset, Skillfeed, Bigstock and Big Stock Photo and other marks as trademarks in the United States. Nevertheless, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Shutterstock or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

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

        We collect limited confidential information in connection with registering customers and contributors and other marketplace-related processes on our websites and, in particular, in connection with processing and remitting payments to and from our customers and contributors. Although we maintain security features on our websites, our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our websites. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of the confidential information that we process for our customers, and such technology may fail to function properly or may be compromised or breached. Additionally, as described above, we use third-party payment processors and co-location and cloud service vendors for our data centers and application hosting, and their security measures may not prevent security breaches and other disruptions that may jeopardize the security of information stored in and transmitted through their systems. A party that is able to circumvent our security measures, or the security measures of our third-party payment processers or co-location and cloud service vendors for our data centers and application hosting, could misappropriate proprietary information, cause interruption in our operations, damage or misuse our websites, distribute or delete content owned by our contributors, and misuse the information that they misappropriate. Additionally, our systems may be breached by third parties without our being aware that our systems or data have been compromised. Given that the techniques used to obtain unauthorized access, attack, disable or degrade services, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection, we may be unable to anticipate these techniques or to implement adequate preventative measures.

        We may also be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. In addition, a significant cyber-security breach could result in payment networks prohibiting us from processing transactions on their networks. Security and fraud-related issues are likely to become more challenging as we expand our operations.

        Furthermore, some of the software and services that we use to operate our business, including our internal email and customer relationship management software, are hosted by third parties. If these services were to experience a security breach or be interrupted or were to cause us to lose control of confidential information, our business operations could be disrupted and we could be exposed to liability and costly litigation.

        Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud.

        If any compromise of our security, or that of our third-party payment processers or co-location and cloud service vendors for our data centers and application hosting, were to occur, we may lose customers and our reputation, business, financial condition and operating results could be harmed. Any compromise of security may result in us being out of compliance with U.S. federal and state laws, and international laws and contractual commitments, and we may be subject to lawsuits, fines, criminal penalties, statutory damages, and other costs. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state, or international privacy, security or consumer protection-related laws and regulations, could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity, and adversely affect our results of operations. In addition, our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

Government regulation of the internet, both in the United States and abroad, is evolving and unfavorable changes could have a negative impact on our business.

        The adoption, modification or interpretation of laws or regulations relating to the internet, ecommerce or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the internet. Such laws and regulations may cover a vast array of activities, for example, automatic contract or subscription renewal, credit card fraud and processing, sales, advertising and other procedures, taxation, tariffs, privacy, data management and security, pricing, content, copyrights, distribution, electronic contracts, consumer protection, outsourcing, broadband residential internet access, internet neutrality and the characteristics and quality of products or services, and intellectual property ownership and infringement. In certain countries, such as those in Europe, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and privacy apply to the internet and ecommerce as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. Those laws that relate to the internet are at various stages of being interpreted by the courts and agencies, and thus, the scope and reach of their applicability can be uncertain. For example, the Children's Online Privacy Protection Act in the U.S. regulates the ability of online services to collect or use certain information from children under the age of 13. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new subscribers or otherwise alter our business model, or cause us to divert resources and funds to address government or private investigatory or adversarial proceedings. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

        We currently provide content licensing to customers in more than 150 countries. The privacy, data security, censorship and liability standards and other potentially applicable rules or regulations, and intellectual property laws of those foreign countries, may be different than those in the United States. To the extent that any local laws or regulations apply to our company or operations and we are deemed to not be in compliance with them, our business may be harmed.

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

        We are also subject to, or voluntarily comply with, a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our operations.

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

        We have foreign currency risks related to foreign-currency denominated revenue. All amounts owed and paid to our foreign contributors are denominated and paid in U.S. Dollars. In general, transactions in foreign currencies are paid net of foreign-currency exchange rate charges. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, will negatively affect our revenue and other operating results as expressed in U.S. Dollars.

        During the year ended December 31, 2013, the Company commenced conducting operations in various additional countries around the world and as a result the financial statements of its newly created foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in the Company's consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity and in the consolidated statement of comprehensive income. During the years ended December 31, 2012 and 2011, the Company determined that the U.S. Dollar is its functional currency worldwide and therefore did not have any foreign currency translation adjustment. During 2013, 2012 and 2011, our foreign currency transaction gains and losses were immaterial. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

The non-payment of amounts due to us from certain of our larger customers may negatively impact our financial condition.

        Our revenue generated through direct sales to large organizations has grown and currently represents less than 15% of our total revenue. A portion of these customers typically purchase our products on credit and therefore we assume a credit risk for non-payment in the ordinary course of business. Although we evaluate the credit worthiness of new customers and perform ongoing financial condition evaluations of our existing customers, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2013, our allowance for doubtful accounts was $625,000. As our direct sales continue to grow, we expect to increase our allowance for doubtful accounts primarily as the result of increased sales to customers who pay on credit.

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

        Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our principal executive offices are located in New York City, a region that has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have disaster recovery capabilities, there can be no assurance that we will not suffer from business interruption as a result of any such events. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high-quality service to our customers and contributors, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and contributors and increased maintenance costs, which would adversely affect our operating results and financial condition.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile, and you could lose all or part of your investment.

        The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $21.00 to $101.98 through February 26, 2014. These fluctuations could cause you to lose all or part of your investment in our common stock since you may be unable to sell your shares at or above the price you paid in this offering.

        The trading price of our common stock depends on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

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

  •
  general economic and market conditions.

        Furthermore, the stock market has experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. If the market price of our common stock after this offering does not exceed the public offering price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, certain companies that have experienced volatility in the market price of their common stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

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

        As of February 26, 2014, we had 35,072,692 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act of

1933, as amended, except for shares held by our "affiliates," which remain subject to the restrictions in Rule 144 under the Securities Act, and except for shares of restricted stock held by Thilo Semmelbauer, our President and Chief Operating Officer.

        As of February 26, 2014, the holders of 20,773,370 shares of common stock were entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. We filed a registration statement on Form S-8 under the Securities Act covering all of the shares of common stock issuable pursuant to options granted in exchange for value appreciation right, or VAR, grants outstanding as of the time of the Reorganization, as well as options and shares reserved for future issuance under our 2012 Omnibus Equity Incentive Plan and our 2012 Employee Stock Purchase Plan. Once we register these shares, they can be freely sold in the public market upon issuance and vesting, subject to the lock-up agreements contained in the terms of the award agreements delivered under such plans, or unless they are held by "affiliates," as that term is defined in Rule 144 of the Securities Act.

        We may also issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Jonathan Oringer, our founder, and other significant investors control approximately 58.2% of our outstanding shares of common stock, and this concentration of ownership may have an effect on transactions that are otherwise favorable to our stockholders.

        As of February 26, 2014, Jonathan Oringer, our founder and largest stockholder, owned approximately 45.5% of our outstanding shares of common stock. In addition, certain funds affiliated with Insight Venture Partners, or Insight, owned approximately 12.7% of our outstanding shares of common stock. As a result, Mr. Oringer and Insight collectively control the outcome of matters submitted to our stockholders for approval, including the election of directors. This concentration of ownership may also delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of these stockholders, regardless of the impact of such transaction on our other stockholders.

We have incurred and will continue to incur increased costs and our management will face increased demands as a result of operating as a public company.

        We have incurred and will continue to incur significant legal, accounting and other expenses as a result of becoming a public company. In addition, our administrative staff has performed and will continue to be required to perform additional tasks. For example, as a public company, we have adopted additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws and New York Stock Exchange rules.

        In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission, or the SEC, and the stock exchanges are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We have incurred and will continue to incur substantially higher costs to obtain directors' and officers' insurance as a result of becoming a public company. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.

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

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a "large accelerated filer" under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

        Effective internal controls are necessary for us to provide reliable, timely financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 required us to evaluate and report on our internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ending December 31, 2013. The process of implementing our internal controls and complying with Section 404 has been and will continue to be expensive and time-consuming, and requires significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price.

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

        The trading market for our common stock will be influenced by the Product reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease office facilities of approximately 90,000 square feet in New York, New York, under operating lease agreements which currently expire in 2015 and 2024, respectively. Additionally, we have other office facilities related to sales and marketing support and customer service outside of New York, New York, under operating lease agreements that expire on various dates between 2014 and 2016. We also have various co-location agreements with third-party hosting facilities that expire on various dates between 2014 and 2016. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash.

        We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms to meet our future needs.

        For additional information regarding obligations under operating leases, see Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

        Although we are not currently a party to any material active litigation, from time to time, third parties assert claims against us regarding intellectual property rights, privacy issues and other matters arising out of the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol "SSTK" since October 11, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported for the period indicated on the NYSE:

	Year Ended December 31,
	2013		2012
	Low	High	Low	High
First Quarter	$23.31	$45.21	n/a	n/a
Second Quarter	37.37	57.49	n/a	n/a
Third Quarter	48.05	76.12	n/a	n/a
Fourth Quarter(1)	$64.01	$85.70	$21.00	$28.63

(1)
The period reported for the fourth quarter of 2012 is from October 11, 2012 through December 31, 2012.

        On December 31, 2013, the last reported sales price of our common stock on the NYSE was $83.63 per share. On February 26, 2014, the last reported sales price of our common stock on the NYSE was $101.35 per share.

        As of February 26, 2014, there were 12 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Unregistered Sales of Equity Securities and Use of Proceeds

        There has been no material change in the planned use of proceeds from the Company's IPO and follow-on offering from that described in the final prospectuses filed with the SEC pursuant to Rule 424(b) on October 11, 2012 and September 20, 2013, respectively. On March 25, 2013, we used a portion of our IPO proceeds, together with a portion of our cash from operations, to pay off the remaining outstanding balance of $6.0 million on our term loan facility with Silicon Valley Bank. See Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the New York Stock Exchange Composite Index (the "NYSE Composite") and the S&P Internet Software and Services Index during the period commencing on October 11, 2012, the initial trading day of our common stock, and ending on December 31, 2013. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NYSE Composite Index and the stocks represented in the S&P Internet Software and Services Index, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*
Among Shutterstock, Inc., the NYSE Composite Index,
and the S&P Internet Software & Services Index

Equity Compensation Plan Information

        For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data.

        We have derived the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Statements of Operations Data(1):
Revenue	$235,515	$169,616	$120,271	$82,973	$61,099
Operating expenses:
Cost of revenue	90,627	64,676	45,504	32,353	21,826
Sales and marketing	56,738	45,107	31,929	17,820	10,949
Product development	21,764	16,330	9,777	4,591	2,361
General and administrative	23,063	21,651	10,171	8,414	6,217

Total operating expenses	192,192	147,764	97,381	63,178	41,353

Income from operations	43,323	21,852	22,890	19,795	19,746
Other income / (expense), net	52	(47)	10	19	5

Income before income taxes(2)	43,375	21,805	22,900	19,814	19,751
Provision (benefit) for income taxes	16,896	(25,738)	1,036	876	909

Net income	$26,479	$47,543	$21,864	$18,938	$18,842

(1)
Includes non-cash compensation of $6,208, $10,385, $2,122, $1,114, and $1,833 for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(2)
We operated as a New York limited liability company for federal and state income tax purposes, taxed as a partnership, and therefore were not subject to federal and state income taxes through October 4, 2012 and for the periods ended 2011, 2010, and 2009, respectively. Following the Reorganization on October 5, 2012, we became subject to income taxes at a combined federal, state and city tax rate of approximately 40%.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$155,355	$102,096	$14,097	$6,544	$4,937
Short term investments	54,429	—	—	—	—
Working capital (deficit)	151,260	56,684	(28,435)	(21,909)	(15,813)
Property and equipment, net	20,256	5,255	3,844	1,703	1,219
Total assets	278,488	147,114	24,855	13,863	11,067
Deferred revenue	52,100	37,934	28,451	19,631	14,259
Total liabilities	95,889	70,180	49,058	31,355	22,514
Redeemable preferred members' interest	—	—	33,725	36,811	36,218
Common members' interest	—	—	5,699	5,699	4,782
Total members' interest (deficit)	—	—	(57,928)	(54,303)	(47,665)
Total stockholders' equity	182,599	76,934	—	—	—

	December 31,
	2013	2012	2011	2010	2009
Other Financial Data(1):
Adjusted EBITDA(in thousands)(1)	$53,401	$34,877	$26,532	$21,783	$21,983
Non-GAAP Net Income(in thousands)(2)	30,975	27,981	23,945	20,044	20,675
Free Cash Flow(in thousands)(3)	42,253	41,519	36,095	27,591	26,399
Paid downloads (in millions) (during the period)(4)	100.2	76.0	58.6	44.1	34.0
Revenue per download (during the period)(5)	$2.35	$2.23	$2.05	$1.88	$1.80
Images in our collection (in millions) (end of period)(6)	32.2	23.3	17.4	13.3	8.9

(1)
See "—Non-GAAP Financial Measures" below as to how we define and calculate Adjusted EBITDA and for a reconciliation between net income and Adjusted EBITDA, the most directly comparable financial measure presented on a U.S. generally accepted accounting principles, or GAAP, basis and a discussion about the limitations of Adjusted EBITDA.

(2)
See "—Non-GAAP Financial Measures" below as to how we define and calculate Non-GAAP Net Income and for a reconciliation between net income and Non-GAAP Net Income, the most directly comparable GAAP financial measure and a discussion about the limitations of Non-GAAP Net Income.

(3)
See "—Non-GAAP Financial Measures" below as to how we define and calculate Free Cash Flow and for a reconciliation between net cash provided by operating activities and Free Cash Flow, the most directly comparable GAAP financial measure and a discussion about the limitations of Free Cash Flow.

(4)
Paid downloads is the number of paid image and video clip downloads that our customers make during a given period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Paid Downloads" for more information as to how we define and calculate paid downloads.

(5)
Revenue per download is the amount of revenue recognized in a given period divided by the number of paid downloads in that period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Revenue per Download" for more information as to how we define and calculate paid revenue per download.

(6)
Images in our collection are the total number of photographs, vectors and illustrations available to customers on shutterstock.com at the end of the period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Images in our Collection" for more information as to how we define and calculate paid images in our collection.

Non-GAAP Financial Measures

Adjusted EBITDA

        To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K Adjusted EBITDA, a Non-GAAP financial measure. We define Adjusted EBITDA as net income adjusted for other (income) expense, income taxes, depreciation and amortization, and non-cash equity-based compensation. We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our asset base (depreciation and amortization), non-cash equity-based compensation, interest and taxes.

        Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for an analysis of our results as reported under U.S. generally accepted accounting principles, or GAAP, as the excluded items may have significant effects on our operating results and financial condition. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Additionally, our Adjusted EBITDA measure may differ from other companies' Adjusted EBITDA as it is a non-GAAP disclosure.

        The following is a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income	$26,479	$47,543	$21,864	$18,938	$18,842
Non-GAAP adjustments:
Depreciation and amortization	3,870	2,640	1,520	874	404
Non-cash equity-based compensation	6,208	10,385	2,122	1,114	1,833
Interest expense (income)	(52)	47	(10)	(19)	(5)
Provision (benefit) for income taxes	16,896	(25,738)	1,036	876	909

Adjusted EBITDA	$53,401	$34,877	$26,532	$21,783	$21,983

Non-GAAP Net Income

        To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K Non-GAAP Net Income, a non-GAAP financial measure. We define Non-GAAP Net Income as net income excluding the one-time tax benefit due to the Reorganization and the after-tax impact of non-cash equity-based compensation. We believe Non-GAAP Net Income is an important measure of operating performance because it allows management, investors and others to evaluate and compare our operating results from period to period by removing the impact of our one-time tax benefit due to the Reorganization in October 2012, non-cash equity-based compensation, and the tax benefit for the deductible non-cash equity-based compensation.

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

        The following is a reconciliation of net income to Non-GAAP Net Income for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income	$26,479	$47,543	$21,864	$18,938	$18,842
Non-GAAP adjustments:
One-time tax benefit due to reorganization to a corporation	—	(28,811)	—	—	—
Non-cash equity-based compensation	6,208	10,385	2,122	1,114	1,833
Non-cash equity-based compensation tax benefit	(1,712)	(1,136)	(41)	(8)	—

Non-GAAP Net Income	$30,975	$27,981	$23,945	$20,044	$20,675

Free Cash Flow

        To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K Free Cash Flow, a non-GAAP financial measure. We define Free Cash Flow as our cash provided by (used in) operating activities, adjusted for capital expenditures and other income (expense). We believe that Free Cash Flow is an important measure of operating performance because it allows management, investors and others to evaluate the cash that we generate after the financing of projects required to maintain or expand our asset base. When evaluating our performance, you should consider Free Cash Flow alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Additionally, our Free Cash Flow measure may differ from other companies' Free Cash Flow as it is a non-GAAP disclosure.

        The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$56,373	$45,534	$39,547	$28,726	$27,151
Interest (expense) income	52	(47)	10	19	5
Capital expenditures	(14,068)	(4,062)	(3,442)	(1,116)	(747)

Free Cash Flow	$42,253	$41,519	$36,095	$27,591	$26,399

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

Overview

        We operate an industry-leading global marketplace for commercial digital imagery. Commercial digital imagery consists of licensed photographs, illustrations and videos clips that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content. Demand for commercial digital imagery comes primarily from businesses, marketing agencies and media organizations.

        Our global online marketplace brings together users of commercial digital imagery with image creators from around the world. More than 900,000 active, paying users contributed to revenue in 2013. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2013, 2012 and 2011, we experienced year-to-year revenue retention of 99%, 100%, and 102%, respectively. This means that customers that contributed to revenue in 2012 contributed, in the aggregate, 99% as much revenue in 2013 as they did in 2012. More than 50,000 approved contributors make their images available in our collection, which has grown to more than 32 million images. This makes our collection one of the largest of its kind and, in the twelve months ended December 31, 2013, we delivered more than 100 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

  •
  During 2013, www.shutterstock.com launched 10 new languages—Czech, Danish, Finnish, Hungarian, Korean, Norwegian, Polish, Swedish, Turkish and Thai—bringing the total number of languages our flagship website supports to 20.

  •
  In March 2013, we launched a new image discovery tool called Spectrum. The prototype, which is part of the Company's Labs development program for exploratory tools and products, indexes hexagram data to yield search results by color. Designed and built entirely in-house, Spectrum offers users a new way to explore their ideas and inspiration.

  •
  In March 2013, we announced the formation of Offset, a new brand featuring a collection of imagery from top photographers and illustrators around the world. Offset features the works from established and respected collections including National Geographic and Huber Images. With Offset, creative image buyers can purchase authentic, sophisticated imagery with a transparent licensing process. Pricing is simple and transparent, and visible alongside each image and currently ranges between $250 and $500 depending on the size of the file.

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

  •
  In June 2013, we announced a new online marketplace called Skillfeed. The platform offers a collection of curated video courses through a simple, affordable subscription plan. We obtain content from instructors from around the world, specializing in topics such as graphic design, video and photo editing, Microsoft Excel and web development.

  •
  In July 2013, we celebrated the 10th anniversary of the Company's founding and also launched Shutterstock Stories, which highlights the unique life stories of Shutterstock contributors and awarded $75,000 through creative grants to winning contributors.

  •
  In August 2013, we opened our first international office in London. The team in London leads business development and customer service efforts for the United Kingdom, Shutterstock's largest individual market outside of the U.S.

  •
  In August 2013, we announced a collaboration with Facebook to offer more than one million active advertisers seamless access to millions of high-quality photographs and illustrations. Businesses will be able to search and choose from millions of Shutterstock images directly within Facebook's ad creation tool, and use those images in any ad created using the tool, including News Feed, Mobile and Desktop units.

  •
  In September 2013, we announced a partnership with CreativeMornings that will help the popular learning series expand into new cities with inspirational events for designers around the world. We will serve as the Official Partner for Visual Inspiration for CreativeMornings, which hosts free monthly events for artists in dozens of cities worldwide.

  •
  In September 2013, we announced the addition of thousands of high-quality videos from expert filmmakers Robb Crocker (Uberstock), Daniel Hurst (VIA Films), Luke Miller (Pathos Media) and David Baumber (Multifocus) to our fast-growing video library. The world-renowned filmmakers are offering their unique collections of royalty-free High-Definition footage in our library for the first time.

  •
  In September 2013, we announced the completion of a follow-on offering of 5,290,000 shares of our common stock, which included 690,000 shares of common stock sold by us and certain stockholders of Shutterstock upon the underwriters' exercise of their option to purchase additional shares, at a price of $60.00 per share. We sold 1,150,000 shares of common stock in the offering and the selling stockholders sold 4,140,000 shares of common stock in the offering.

  •
  In October 2013, we announced that we had reached 30 million images in our collection and have licensed over 350 million images since our founding in 2003. Our library is one of the largest of its kind, adding on average 20,000 high-quality photos, illustrations and vectors every day.

  •
  In October 2013, we announced the opening of an office in Berlin, Germany to support expansion efforts in Europe.

  •
  In December 2013, we announced the launch of an Android mobile app which expands Shutterstock's mobile offering and allows customers a new method to search and explore our extensive library.

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

        We have achieved significant growth in the last three years. Our total revenue has grown to $235.5 million in 2013 from $169.6 million in 2012 and $120.3 million in 2011, representing a compound annual growth rate of 41.6% since 2011. As our revenue has grown, so have our operating expenses, to $192.2 million in 2013 from $147.8 million in 2012 and $97.4 million in 2011, principally as a result of increased royalties, marketing costs and payroll expenses.

        An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, we increased our investments in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images that they need, the degree to which we make use of the large quantity of data we collect about images and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. In the last four calendar years, the number of approved and licensable images and video clips in the Shutterstock collection has grown from 13 million to over 32 million images, making it one of the largest collections of its kind.

        Even as we have invested in our key growth drivers of customer acquisition, customer experience improvement and content acquisition, we have delivered strong profitability. In 2013, our net income was $26.5 million and net cash from operating activities was $56.4 million. In the same period, Adjusted EBITDA, Non-GAAP Net Income, and Free Cash Flow were $53.4 million, $31.0 million and $42.3 million, respectively. See Part II, Item 6 of this Annual Report on Form 10-K under the heading "Selected Financial Data—Non-GAAP Financial Measures."

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

        On September 25, 2013, we completed a follow-on offering of 5,290,000 shares of common stock, which included 690,000 shares of common stock sold by us and certain stockholders as a result of the underwriters' exercise of their option to purchase additional shares, at a price of $60.00 per share. We sold 1,150,000 shares of common stock in the offering and the selling stockholders sold 4,140,000 shares of common stock in the offering. The aggregate offering price for shares sold by us in the offering resulted in net proceeds to us of $65.9 million after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $0.9 million.

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

        Upon the effectiveness of the our registration statement on Form S-1 for our IPO on October 10, 2012, we incurred a one-time acceleration for non-cash equity-based compensation of approximately $3.6 million in connection with the accelerated vesting of 50% of the unvested portion of the profits interest award granted to an executive officer and related issuance of 302,917 shares of common stock which was based on the exchange date fair value.

Key Operating Metrics

        In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions, except revenue per download)
Paid downloads (during period)	100.2	76.0	58.6
Revenue per download (during period)	$2.35	$2.23	$2.05
Images in collection (end of period)	32.2	23.3	17.4

Paid Downloads

        Measuring the number of paid downloads that our customers make in any given period is important because our revenue and contributor royalties are driven by paid download activity. For customers that choose our On Demand purchase options, each incremental download results in incremental recognition of revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each incremental download, but we believe that download activity is an important measure of the value that a customer is getting from a subscription and the likelihood that he or she will renew. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations or video clips, excluding re-downloads of images that a customer has downloaded in the past (which do not generate contributor royalty expense) and downloads of our free image of the week (which we make available as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).

Revenue per Download

        We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period. This metric captures both changes in our pricing as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others. For example, when a customer pays $49.00 for five On Demand images, we earn more revenue per download ($9.80) than when a customer purchases a one-month subscription for $249.00 and downloads 100 images during the month ($2.49). Over the last three years, revenue from each of our purchase options has grown, however our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand and direct sales purchase options. Due to this change in product mix, our revenue per download has increased steadily over the last three years.

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

Basis of Presentation

Revenue

        We generate revenue by licensing commercial digital imagery. The significant majority of our revenue is generated via either subscription or On Demand purchase options. We generate subscription revenue through the sale of subscriptions varying in length from 30 days to one year. Our most popular subscription offering allows up to 25 image downloads per day for a flat monthly fee. In substantially all cases, we receive the full amount of the subscription payment by credit card at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. We generate On Demand revenue through the sale of fixed packages of downloads varying in quantity from one image to 25 images or one video clip to 25 video clips. We also generate On Demand revenue through Bigstock via the sale of both credits plans (which enable a customer to purchase a fixed number of credits which can then be utilized to download images anytime within one year). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images are downloaded or when the right to download images expires (typically 365 days after purchase). We provide a number of other purchase options which together represented approximately 14% and 10% of our revenue in 2013 and 2012, respectively. These purchase options include custom accounts (for customers that need multi-seat access, invoicing, greater or unlimited indemnification, or a higher volume of images) and video footage (which are sold both individually and in fixed packages). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images or video clips are downloaded or when the right to download expires (typically 365 days after purchase). Some of our larger custom accounts are invoiced at or after the time of sale and pay us on credit terms. Some custom accounts pay in quarterly installments over the course of an annual commitment.

        Our deferred revenue consists of paid but unrecognized subscription revenue, On Demand revenue, and other revenue. Deferred revenue is recognized as revenue when images or video clips are downloaded (On Demand), through the passage of time (subscriptions) or when credits or the right to download images or video clips expire, and when all other revenue recognition criteria have been met.

Costs and Expenses

        Cost of Revenue.    Cost of revenue consists of royalties paid to contributors, credit card processing fees, image and video clip review costs, customer service expenses, the infrastructure costs related to maintaining our websites and associated employee compensation and non-cash equity-based compensation, facility costs and other supporting overhead costs. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future as our revenue grows.

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

        Product Development.    Product development expenses consist of headcount expenses, including employee compensation and non-cash equity-based compensation, benefits and bonuses for salaried employees and contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include facility and other supporting overhead costs. We expense product development expenses as incurred, except for costs that are capitalized for certain software development projects that have demonstrated technological feasibility. We expect product development expenses to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and enhancing the functionality of our existing products.

        General and Administrative.    General and administrative expenses include employee salaries, non-cash equity-based compensation and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology and other administrative personnel. In addition, general and administrative expenses include outside legal and accounting services, insurance, facilities costs and other supporting overhead costs. We expect to incur incremental general and administrative expenses to support our growth and to support operating as a public company.

        Income Taxes.    Historically, we filed our income tax return as a "pass through" New York limited liability company for federal and state income tax purposes and were subject to taxation on allocable portions of our net income and other taxes based on various methodologies employed by taxing authorities in certain localities. As a limited liability company, we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, were subject to income tax on their allocated share of our earnings. On October 5, 2012, we reorganized from a limited liability company to a Delaware corporation. Consequently, our corporate income tax rate has increased significantly now that we are subject to federal, state and additional city income taxes.

        As we expand our operations outside of the United States, we may become subject to taxation in non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$235,515	$169,616	$120,271
Operating expenses:
Cost of revenue	90,627	64,676	45,504
Sales and marketing	56,738	45,107	31,929
Product development	21,764	16,330	9,777
General and administrative	23,063	21,651	10,171

Total operating expenses	192,192	147,764	97,381
Income from operations	43,323	21,852	22,890

Other income (expense), net	52	(47)	10
Income before income taxes	43,375	21,805	22,900

Provision (benefit) for income taxes	16,896	(25,738)	1,036

Net income	$26,479	$47,543	$21,864

        The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	39	38	38
Sales and marketing	24	26	27
Product development	9	10	8
General and administrative	10	13	8

Total operating expenses	82	87	81

Income from operations	18	13	19
Other income (expense), net	0	0	0

Income before income taxes	18	13	19
Provision (benefit) for income taxes	7	(15)	1

Net income	11%	28%	18%

Comparison of the Years Ended December 31, 2013 and December 31, 2012

        The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$235,515	$169,616	$65,899	39%
Operating expenses:
Cost of revenue	90,627	64,676	25,951	40
Sales and marketing	56,738	45,107	11,631	26
Product development	21,764	16,330	5,434	33
General and administrative	23,063	21,651	1,412	7

Total operating expenses	192,192	147,764	44,428	30

Income from operations	43,323	21,852	21,471	98
Other income / (expense)	52	(47)	99	211

Income before income taxes	43,375	21,805	21,570	99
Provision (benefit) for income taxes	16,896	(25,738)	42,634	*

Net income	$26,479	$47,543	$(21,064)	*	%

*
Not meaningful. See "—Income Taxes" below

Revenue

        Revenue increased by $65.9 million, or 39%, to $235.5 million in 2013 as compared to 2012. This increase in revenue was primarily attributable to an increase in the number of paid downloads and an increase in revenue per download. In 2013 and 2012, we delivered 100.2 million and 76.0 million paid downloads, respectively, and our average revenue per download increased to $2.35 from $2.23. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. Comparing 2013 to 2012, revenue from North America increased to 36% from 35% while revenue from Europe decreased to 36% from 37% and revenue from the rest of the world remained flat at 28%.

Cost and Expenses

        Cost of Revenue.    Cost of revenue increased by $26.0 million, or 40%, to $90.6 million in 2013 as compared to 2012. Royalties increased $17.9 million, or 37%, as a result of an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues in the future, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and the contributor's achievement level of royalty target thresholds. Credit card charges increased $2.2 million or 37% driven by an increase in card volume activity in 2013. Employee-related costs increased $2.2 million, or 50%, driven by increased headcount in customer service, content and website operations to support increased customer volume and a more robust website infrastructure. Other costs associated with website hosting, content consulting and depreciation and amortization expense increased by $2.1 million, or 48%, to $6.4 million in 2013 as compared to 2012.

        Sales and Marketing.    Sales and marketing expenses increased by $11.6 million, or 26%, to $56.7 million in 2013 as compared to 2012. Advertising expenses, the largest component of our sales and marketing expenses, increased by $1.6 million, or 5%, as compared to the prior period, as a result of increased spending on both affiliate and search advertising globally in the current period. We anticipate that our global advertising spend will continue to increase in absolute dollars in the future, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $8.1 million, or 77%, driven by increases in sales and marketing headcount to support our expansion into new markets, increased sales commissions as a result of growing revenue from direct sales, and non-cash equity-based compensation. Additionally, consulting costs increased by $0.7 million, to $1.1 million in order to support our international expansion.

        Product Development.    Product development expenses increased by $5.4 million, or 33%, to $21.8 million in 2013 as compared to 2012. Employee-related expenses, including travel and entertainment, increased by $3.7 million or 30%, driven by headcount increases in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. Consulting costs increased by $0.5 million, or 39%, primarily due to costs associated with outsourced development and quality assurance services related to employee headcount growth. In addition, hosting costs for internal product development and other allocated overhead expenses, including insurance costs due to operating as a public company and other office costs driven by additional headcount, increased by $0.9 million or 72%.

        General and Administrative.    General and administrative expenses increased by $1.4 million, or 7%, to $23.1 million in 2013 as compared to 2012. Employee-related expenses, excluding non-cash equity based compensation, increased by $2.0 million, or 35%, as we added finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our revenue and the infrastructure necessary to operate as a public company. Non-income tax expenses increased $0.5 million, or 21%, primarily due to our increased volume of sales activity. Other corporate expenses, including occupancy costs as a result of our new office facility, professional fees and allocated insurance costs due to operating as a public company and other office costs driven by additional headcount, increased by $2.7 million or 67%. These increases were partially offset by a decrease in employee-related non-cash equity-based compensation in the amount of $4.7 million, or 61%, primarily as a result of one time acceleration in non-cash equity-based compensation in 2012, as more fully described in Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Income Taxes.    Effective October 5, 2012, we became a Delaware corporation, and therefore became subject to federal and state income tax expense. For all periods on and prior to October 5, 2012, we filed our income tax returns as a limited liability company and was taxed as a "pass through" partnership for federal and state income tax purposes and recognized no federal and state income taxes, as the members of the LLC, and not the Company itself, were subject to income tax on their allocated share of the Company's earnings. Our on-going effective corporate tax rate is expected to be approximately 40% as compared to our historical effective tax rate of approximately 2% and, therefore, comparison of effective tax rate would result in a comparison that is not meaningful as more fully described in Note 6 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2012 and December 31, 2011

        The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$169,616	$120,271	$49,345	41%
Operating expenses:
Cost of revenue	64,676	45,504	19,172	42
Sales and marketing	45,107	31,929	13,178	41
Product development	16,330	9,777	6,553	67
General and administrative	21,651	10,171	11,480	113

Total operating expenses	147,764	97,381	50,383	52

Income from operations	21,852	22,890	(1,038)	(5)
Other income / (expense)	(47)	10	(57)	(570)

Income before income taxes	21,805	22,900	(1,095)	(5)
(Benefit) provision for income taxes	(25,738)	1,036	(26,774)	*

Net income	$47,543	$21,864	$25,679	* %

*
Not meaningful. See "—Income Taxes" below

Revenue

        Revenue increased by $49.3 million, or 41%, to $169.6 million in 2012 as compared to 2011. This increase in revenue was primarily attributable to growth in paid downloads and an increase in revenue per download. In 2012 and 2011, we delivered 76.0 million and 58.6 million paid downloads, respectively, and our average revenue per download increased to $2.23 from $2.05. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. Comparing 2012 to 2011, revenue from North America increased to 35% from 34% while revenue from Europe decreased to 37% from 40% and revenue from the rest of the world increased to 28% from 26%.

Cost and Expenses

        Cost of Revenue.    Cost of revenue increased by $19.2 million, or 42%, to $64.7 million in 2012 as compared to 2011. Royalties increased $14.3 million, or 42%, driven by an increase in downloads from existing and new customers. Credit card charges increased $0.9 million or 17% driven by an increase in card volume activity in 2012. Employee-related costs increased $1.8 million, or 72%, driven by increased average headcount in customer service, content and website operations to 46 at year-end 2012 from 35 employees at year-end 2011 to support increased customer volume, a more robust website infrastructure and the one time acceleration and vesting following the Reorganization of non-cash equity-based compensation in the amount of $0.2 million. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $1.9 million, or 76%, to $4.3 million in 2012 as compared to 2011.

        Sales and Marketing.    Sales and marketing expenses increased by $13.2 million, or 41%, to $45.1 million in 2012 as compared to 2011. Advertising expenses increased by $6.8 million, or 27%, as compared to the prior period, as a result of increased spending on both online and offline advertising, including spending on both search and display advertising globally. Employee-related expenses increased by $4.9 million, or 103%, driven by increases in sales and marketing average headcount to 63 employees at year-end 2012 from 36 employees at year-end 2011, increased sales commissions as a result of growing revenue from direct sales and the one time acceleration and vesting following the Reorganization of non-cash equity-based compensation in the amount of $0.8 million.

        Product Development.    Product development expenses increased by $6.6 million, or 67%, to $16.3 million in 2012 as compared to 2011. Employee-related costs increased by $5.3 million or 78%, driven by increases in product, engineering and quality assurance average headcount to 76 employees at year-end 2012 from 54 employees at year-end 2011 and the one time acceleration and vesting post reorganization of non-cash equity-based compensation in the amount of $1.7 million. The increased average headcount costs were driven by an increasing number of Product development initiatives for our websites, including significant and ongoing efforts to improve our search capabilities. In addition, consulting costs increased by $0.7 million primarily due to costs associated with outsourced development and quality assurance services related to employee headcount growth.

        General and Administrative.    General and administrative expenses increased by $11.5 million, or 113%, to $21.7 million in 2012 as compared to 2011. Employee-related expenses increased by $7.2 million, or 115%, driven by increases in finance, legal, human resources, internal information technology and business intelligence personnel average headcount to 35 employees at year-end 2012 from 24 employees at year-end 2011 to support the growth in our revenue and the infrastructure necessary to operate as a public company. Included in the employee-related expense increase is non-cash equity-based compensation increase in the amount of $5.6 million related to the one time acceleration and vesting following the Reorganization of non-cash equity-based compensation in the amount of $4.9 million and vesting of a common member's ownership interest in the amount of $0.7 million, as more fully described in Note 9 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, professional fees increased by $1.3 million, or 128%, due primarily to additional expenses related to being a public company.

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

Liquidity and Capital Resources

        As of December 31, 2013, we had cash and cash equivalents of $155.3 million, which primarily consisted of money market mutual funds and checking accounts. Additionally, we held short-term investments in the amount of $54.4 million all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flow generated from operations. In addition, in October 2012, we received $76.9 million of net proceeds from our IPO and in September 2013 we received $65.0 million of net proceeds from our follow-on offering.

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

        We entered into a term loan facility in September 2012 that provided for a $12.0 million term loan. Following the final distribution to members described above, the borrowings from the term loan facility were used to fund the short-term capital needs of our operations following the final distribution to members and our IPO. On December 24, 2012, we paid down $6.0 million of the term loan and on March 25, 2013, we paid off the remaining outstanding balance of $6.0 million. As of December 31, 2013, we had no outstanding debt and no available line of credit.

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

        On September 25, 2013, we completed a follow-on offering of 5,290,000 shares of common stock, which included 690,000 shares of common stock sold by us and certain stockholders as a result of the underwriters' exercise of their option to purchase additional shares, at a price of $60.00 per share. We sold 1,150,000 shares of common stock in the offering and the selling stockholders sold 4,140,000 shares of common stock in the offering. The aggregate offering price for shares sold by us in the offering resulted in net proceeds to us of $65.9 million after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $0.9 million.

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

Financing Transactions

        On September 21, 2012, we entered into a loan and security agreement providing for a $12.0 million term loan facility, which we refer to as the term loan facility. We used the net proceeds from the term loan facility for working capital and general business purposes.

        The term loan facility provided for a term loan of $12.0 million and was scheduled to mature on the earlier of (i) September 21, 2013 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The term loan facility provided for interest on the term loan, at our option, at the prime rate as published in the Wall Street Journal minus 0.75%, or a LIBOR-based rate plus a margin of 2.00%. We selected the one-month LIBOR-based rate and could select a new interest rate option after the month expires.

        On December 24, 2012, we paid down $6.0 million of the term loan and on March 25, 2013, we paid off the remaining outstanding balance of $6.0 million. As of December 31, 2013, we had no outstanding debt.

Sources and Uses of Funds

        We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, leasehold improvements and furniture and fixtures related to our new office facility expansion and relocation and general corporate infrastructure. We anticipate capital additions of approximately $18.5 million for 2014 of which approximately $4.5 million has already been capitalized in 2013. Additionally, we expect to write-off leasehold improvements and fixed assets related to our office facility relocation. See Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding capital expenditures for the twelve months ended December 31, 2013. Additionally, we may also use funds to acquire or invest in complementary companies, products, or technologies.

Historical Trends

        The following table summarizes our cash flow data for 2013, 2012 and 2011, respectively.

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Net cash provided by operating activities	$56,373	$45,534	$39,547
Net cash (used in) investing activities	$(70,086)	$(4,259)	$(3,419)
Net cash provided by (used in) financing activities(1)	$66,969	$46,724	$(28,575)

(1)
Comprised of distributions to LLC members for years ended 2012 and 2011. Includes net proceeds from the follow-on offering offset by final repayment of the term loan facility for the year ended 2013 and net proceeds from the IPO offset by repayments of the term loan facility for year ended 2012. No further distributions to members were made following the Reorganization.

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

        In 2013, net cash provided by operating activities was $56.4 million, an increase of 24% compared to the same period in 2012, including net income of $26.5 million and non-cash compensation of $6.2 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $14.2 million, primarily related to an increase in both subscription and On Demand revenue. Accounts payable and other operating liabilities increased by $10.4 million as trade payables grew in both average size and volume and payroll costs increased due to headcount expansion. Contributor royalties payable increased by $2.2 million due to increasing royalty expenses generated by increased customer download activity. Conversely, prepaid expenses decreased by $16.9 million primarily due to federal, state and city estimated income tax payments made during 2013, excess tax benefit related to stock option exercises and a change in tax accounting method for the recording of deferred revenue in the period.

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

  Investing Activities

        Our investing activities have consisted primarily of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of software and website development costs. In 2013 we invested in short-term investments.

        Cash used in investing activities in 2013 was $70.1 million consisting of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements in the amount of $14.1 million. Additionally, we purchased short-term investments, net of sales, in the amount of $54.4 million and payment of a security deposit of $1.8 million in connection with the lease for our new office facilities..

        Cash used in investing activities in 2012 was $4.3 million, consisting entirely of capital expenditures, primarily for server and office equipment.

        Cash used in investing activities in 2011 was $3.4 million, primarily consisting of capital expenditures, primarily for server equipment, office equipment and capitalized website development costs.

  Financing Activities

        Cash provided by financing activities in 2013 was $67.0 million consisting of proceeds from our follow-on offering $65.9 million, proceeds of $6.7 million from the issuance of common stock in connection with the exercise of stock options and the corresponding excess tax benefit of $1.3 million as result of the subsequent disposition of the common stock issued, partially offset by payment of the remaining outstanding balance of our term loan facility in the amount of $6.0 million and payment of deferred offering fees of $1.0 million. As of December 31, 2013, we had no outstanding debt and no available line of credit.

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

        In the year ended December 31, 2011, cash used in financing activities was $28.6 million, consisting entirely of distributions to members.

Contractual Obligations and Commitments

        We lease office facilities primarily in New York, New York, under operating lease agreements that expire on various dates between 2014 and 2024. We also have several co-location agreements with third-party hosting facilities that between 2014 and 2016. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. Our future minimum payments under non-cancelable operating leases and purchase obligations are as follows as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$43,134	$1,178	$7,691	$7,318	$26,947
Co-location obligations	3,389	2,047	1,342	—	—
Purchase obligations	2,475	1,406	1,069	—	—

Total	$48,998	$4,632	$10,101	$7,318	$26,947

        On March 21, 2013, we entered into an operating lease agreement to lease office facilities in New York City. The lease commenced in August 2013, has a lease term of 11 years and contains aggregate future minimum lease payments are approximately $42.2 million. The Company also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facilities. The letter of credit was collateralized by $1.8 million of cash as of December 31, 2013, and as such, is reported as restricted cash on the consolidated balance sheet as of December 31, 2013. Additionally, we expanded our co-location agreements with third-party hosting facilities due to our business growth and entered into a new software license agreement to accommodate our business growth, which agreements expire between 2014 and 2016.

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

Off-Balance Sheet Arrangements

        As of December 31, 2013, 2012 and 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, chargeback and sales refund reserve, goodwill, intangibles, equity-based compensation, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, chargeback and sales refund reserve, stock based compensation, accounting for non-income and income taxes, goodwill and intangible assets and advertising costs have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Emerging Growth Company

        Section 107 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. However, we have chosen to opt out of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

        We will continue to evaluate the benefits of relying on other reduced reporting requirements provided by the JOBS Act from time to time until we are no longer subject to the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company," we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

Revenue Recognition

        All revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. These purchase options include: subscription, On Demand, and credit pack. We recognize revenue when the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. We consider persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of our customers purchase products by making electronic payments at the time of a transaction with a credit card. We establish a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of December 31, 2013 and 2012, we recorded a chargeback allowance and sales refund allowances of $0.4 million and $0.1 million, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

        Subscription plans range in length from thirty days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. On Demand plans are typically for a one-year term and permit the customer to download up to a fixed amount of digital content. On Demand revenues are recognized at the time the customer downloads the digital content. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term assuming we have no further obligation to the customer. Credit pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit pack revenues are recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term assuming we have no further obligation to the customer. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. We recognize revenue from three types of plans on a gross basis in accordance with the authoritative guidance on principal-agent considerations as we are the primary obligor in the arrangement, have latitude in establishing the product's price, perform a detailed review of the digital content before accepting it into our collection to ensure it is of high quality before it may be purchased by our customers, can reject contributor's images in its sole discretion, and has credit risk.

        Customers typically pay in advance (or upon commencement of the term) via credit card, wire or check. Fees paid or invoiced in advance are deferred and recognized as described above. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms. We do not generally offer refunds or the right of return to customers. There are situations in which a customer may receive a refund but the determination is made on a case-by-case basis.

        We also license digital content to customers through third party resellers. We contract with third party resellers around the world to access markets where we do not have a significant presence. Third party resellers license our products directly to end-user customers and remit a fixed amount to us based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether our revenue should be reported on a gross or net basis with respect to our reseller program, we follow the authoritative guidance in ASC 605-45, "Principle Agent Considerations." We recognize revenue net of reseller commission in accordance with the type of plan sold, consistent with the plan descriptions above. We generally do not offer refunds or the right of return to resellers.

Accounts Receivable and Allowance for Doubtful Accounts

        Our accounts receivable consists of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We determine our allowance for doubtful accounts based on the evaluation of the aging of our accounts receivable and on a customer-by-customer analysis of our high-risk customers. Our reserve contemplates our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. As of December 31, 2013 and December 31, 2012, we recorded an allowance for doubtful accounts of $0.6 million and $0.2 million, respectively.

Equity-Based Compensation

        Between June 7, 2007 and October 5, 2012, we were organized as a limited liability company. Beginning in 2011, the Company granted equity rights similar to options under its Value Appreciation Rights Plan ("VAR Plan") in the form of value appreciation rights (the "VAR Plan awards"). Each VAR Plan award had an exercise price, a vesting period and an expiration date, in addition to other terms and conditions similar to typical equity option grant terms and conditions. The VAR Plan awards were subject to a time-based vesting requirement and a condition that a change of control occur in order to trigger a payment with respect to the VAR Plan awards. In connection with the Reorganization, all of the VAR Plan awards were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. with only a time-based vesting requirement, which were granted pursuant to our 2012 Omnibus Equity Incentive Plan (the "2012 Plan").

        We measure and recognize non-cash equity-based compensation expense for all equity-based payment awards made to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        We use the Black-Scholes option-pricing model to determine the fair value of stock options and other equity-based awards granted pursuant to the 2012 Plan, stock purchased pursuant to the Employee Stock Purchase Plan ("2012 ESPP") and the VAR Plan awards, which are discussed further in Note 10, Equity-Based Compensation.

        The determination of the grant date fair value using an option-pricing model requires judgment and as well as assumptions regarding a number of other complex and subjective variables. These variables include our fair value of the common ownership interest pre-IPO, our closing market price at the grant date post-IPO, the expected unit price volatility over the expected term of the awards, awards' exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

  •
  Fair Value of Common Stock/Membership Unit.  Prior to completion of the IPO, our fair value of common ownership interest was estimated internally and approved by the Board of Managers ("BOM") because we were not publicly traded. Our intention upon granting VAR Plan awards was for the granted award to have exercisable price per unit that was not less than the per unit fair value of our common equity on the date of grant. The valuations of our common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset. The assumptions used in the valuation model were based on future expectations combined with our judgment. In the absence of a public trading market, we exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, our history and introduction of new functionality and services, our stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for our common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. We also obtained independent third party valuations on a periodic basis. After October 11, 2012, the date our common stock began trading on the NYSE, the grant date fair value for stock-based awards is based on the closing price of our common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards shall be the closing price of our common stock on the NYSE on the relevant date.

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

  •
  Dividend Yield.  The Company has historically paid cash dividends or distributions to its members. Following the Reorganization, the Company has not paid cash dividends or distributions to our stockholders and it does not intend to do so for the foreseeable future. As a result, the Company used an expected dividend yield of zero.

        If any of the assumptions used in the Black-Scholes model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan, the 2012 ESPP and VAR Plan are subject to a time-based vesting requirement. The majority of stock option awards granted under the 2012 Plan vest over four years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate in the 2012 ESPP. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with our Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. As of December 31, 2011, no equity-based compensation expense had been recognized with respect to the VAR Plan awards because the qualifying event had not occurred. As a result of the completion of the IPO, we began recording share-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of common stock of Shutterstock, Inc. as part of our Reorganization.

        For any equity-based awards that qualified for liability classification pre-IPO, we have elected to use the intrinsic value method to value the common membership interest in accordance with authoritative guidance on stock compensation. See Note 10, Equity-Based Compensation, for further information.

        The total non-cash stock-based compensation expense we recognized is approximately $6.2 million, $10.4 million, and $2.1 million, during the fiscal years ending December 31, 2013, 2012, and 2011, respectively.

Income Taxes

        We filed our income tax returns as a limited liability company and was taxed as a "pass through" partnership for federal and state income tax purposes for all periods prior to its Reorganization on October 5, 2012. For all periods prior to the Reorganization, we recognized no federal and state income taxes, as the members of the LLC, and not us, were subject to income tax on their allocated share of our earnings. However, we were subject to taxation on allocable portions of its net income or other taxes based on various methodologies employed by taxing authorities in certain localities. We generally made monthly dividend distributions to its members under the terms of the LLC's operating agreement, subject to the our operating cash needs.

        Effective with the Reorganization, we became a Delaware corporation, and therefore became subject to federal and state tax expense beginning October 6, 2012. As a result of this tax status change, we recorded an incremental net deferred tax asset and a one-time non-cash tax benefit of approximately $28.8 million in the fourth quarter of the fiscal year ended December 31, 2012.

        We filed tax returns as a partnership for the period from January 1, 2012 through October 5, 2012 and filed tax returns as a corporation for the period from October 6, 2012 through December 31, 2012 and will continue to do so for all periods and any new tax jurisdictions thereafter. Significant management judgment is required in projecting ordinary income in order to determine our estimated effective tax rate.

        We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. We record an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit or lapses in statutes of limitations. Any reserve for uncertain tax provisions is included in the income tax provision. Penalties and interest, if any, on uncertain tax positions are included in income tax expense.

        We assessed the realizability of deferred tax assets and determined that based on the available evidence, including a history of taxable income and estimates of future taxable income, it is more likely than not that the deferred tax assets will be realized. We will continue to evaluate its ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates, we will adjust these estimates in future periods which may result in a change in the effective tax rate in a future year.

        We are subject to certain compliance requirements for non-income taxes, including payroll, value-added and sales-based taxes. Where appropriate, we have made accruals for these matters, which are reflected in our consolidated financial statements.

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

Interest Rate Fluctuation Risk

        Our investments include cash, cash equivalents and short-term investments. Our cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of commercial paper. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents and short-term investments have a maximum term of ninety days, our portfolio's fair value is not particularly sensitive to interest rate changes. We do not enter into investments for speculative purposes. We determined that the nominal difference in basis points for investing our cash, cash equivalents and short-term investments in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

        We do not have any long-term borrowings as of December 31, 2013.

Foreign Currency Exchange Risk

        Revenues derived from customers residing outside North America as a percentage of total revenue was approximately 65% in 2013, 2012 and 2011. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35% in each of 2013, 2012 and 2011. We have foreign currency risks related to foreign-currency denominated revenues. All amounts owed and paid to our foreign contributors are denominated and paid in U.S. Dollars. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollars, will negatively affect our revenue and other operating results as expressed in U.S. Dollars. Based on our 2013 foreign currency denominated revenue, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.

        During the year ended December 31, 2013, the Company established foreign subsidiaries in various countries around the world and as a result the financial statements of its newly created foreign subsidiaries are recorded in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in the Company's consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. During the years ended December 31, 2012 and 2011, the Company had determined that the U.S. Dollar was its functional currency worldwide and therefore did not have any foreign currency translation adjustment. During the years ended December 31, 2013, 2012 and 2011, the Company's foreign currency transaction activity was immaterial to the financial statements.

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

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-37 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Management assessed our internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K. However PricewaterhouseCoopers LLP is not yet required to issue a report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The other information required by Item 10 of this Annual Report on Form 10-K will be included in our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (our "Proxy Statement"), which we expect to file not later than 120 days after the end of the fiscal year to which this report relates, and which is incorporated herein by reference.

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

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders' equity/members' deficit and cash flows present fairly, in all material respects, the financial position of Shutterstock, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2014

SHUTTERSTOCK, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value Amount)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$155,355	$102,096
Short-term investments	54,429	—
Credit card receivables	2,083	1,373
Accounts receivable, net	6,081	1,738
Prepaid expenses and other current assets	19,809	2,008
Deferred tax assets, net	5,431	18,760

Total current assets	243,188	125,975
Property and equipment, net	20,256	5,255
Intangible assets, net	853	1,040
Goodwill	1,423	1,423
Deferred tax assets, net	10,720	13,239
Other assets	2,048	182

Total assets	$278,488	$147,114

LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' DEFICIT
Current liabilities:
Accounts payable	$4,164	$2,606
Accrued expenses	23,638	15,606
Contributor royalties payable	9,180	6,984
Deferred revenue	52,100	37,934
Term loan facility	—	6,000
Other liabilities	2,846	161

Total current liabilities	91,928	69,291
Other non-current liabilities	3,961	889

Total liabilities	95,889	70,180
Commitments and contingencies (Note 8)
Stockholders' equity/members' deficit:
Common stock, $0.01 par value; 200,000 shares authorized; 35,071 and 33,513 shares outstanding as of December 31, 2013 and December 31, 2012, respectively	351	335
Additional paid-in capital	127,443	48,282
Accumulated comprehensive income	9	—
Retained earnings/accumulated deficit	54,796	28,317

Total stockholders' equity/members' deficit	182,599	76,934

Total liabilities and stockholders' equity/members' deficit	$278,488	$147,114

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except For Share and Per Share Data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$235,515	$169,616	$120,271
Operating expenses:
Cost of revenue	90,627	64,676	45,504
Sales and marketing	56,738	45,107	31,929
Product development	21,764	16,330	9,777
General and administrative	23,063	21,651	10,171

Total operating expenses	192,192	147,764	97,381

Income from operations	43,323	21,852	22,890
Other income (expense), net	52	(47)	10

Income before income taxes	43,375	21,805	22,900
Provision (benefit) for income taxes	16,896	(25,738)	1,036

Net income	$26,479	$47,543	$21,864
Less:
Preferred interest distributed	—	9,000	7,144
Preferred interest accretion	—	—	4,058
Undistributed earnings (loss) to participating shareholder/members	80	(4,086)	(2,692)

Net income available to common shareholders/members	$26,399	$42,629	$13,354

Net income (loss) per basic share available to common shareholders/members:
Distributed	$—	$1.14	$1.03
Undistributed	0.78	0.65	(0.39)

Basic	$0.78	$1.79	$0.64

Net income (loss) per diluted share available to common shareholders/members:
Distributed	$—	$1.13	$1.03
Undistributed	0.77	0.66	(0.39)

Diluted	$0.77	$1.79	$0.64

Weighted average shares outstanding:
Basic	33,878,494	23,785,299	20,849,242
Diluted	34,426,009	23,833,223	20,849,242

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$26,479	$47,543	$21,864
Foreign currency translation gain	3	—	—
Unrealized gain on investments	6	—	—

Other comprehensive income	9	—	—

Comprehensive income	$26,488	$47,543	$21,864

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/MEMBERS' DEFICIT

(In Thousands, Except Share Data)

		Common Stock
	Common Membership Capital			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit/ Retained Earnings
		Shares	Amount				Total
Balance at January 1, 2011	$5,699	—	$—	$—	$—	$(60,002)	$(54,303)
Common members' distribution	—	—	—	—	—	(21,431)	(21,431)
Preferred members' interest accretion	—	—	—	—	—	(4,058)	(4,058)
Net income	—	—	—	—	—	21,864	21,864

Balance at December 31, 2011	5,699	—	—	—	—	(63,627)	(57,928)
Common members' distribution	—	—	—	—	—	(27,000)	(27,000)
Conversion to corporation	(5,699)	28,338,281	283	(36,114)	—	71,401	29,871
Equity-based compensation	—	—	—	7,558	—	—	7,558
Issuance of common stock in connection with the initial public offering, net of issuance costs of $11,085	—	5,175,000	52	76,838	—	—	76,890
Net income		—	—	—	—	47,543	47,543

Balance at December 31, 2012	—	33,513,281	335	48,282	—	28,317	76,934
Equity-based compensation	—	—	—	6,208		—	6,208
Offering costs in connection with initial public offering	—	—	—	(20)		—	(20)
Issuance of common stock in connection with the secondary offering, net of issuance costs of $4,052	—	1,150,000	12	64,936	—	—	64,948
Issuance of common stock in connection with employee stock option exercises	—	312,807	3	4,784		—	4,787
Issuance of common stock in connection with employee stock purchase plan	—	94,894	1	1,912		—	1,913
Tax benefit from exercise of employee stock options	—	—	—	1,341	—	—	1,341
Foreign currency translation	—	—	—	—	3	—	3
Unrealized gain (loss) on investments	—	—	—	—	6	—	6
Net income	—	—	—	—		26,479	26,479

Balance at December 31, 2013	$—	35,070,982	$351	$127,443	$9	$54,796	$182,599

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,479	$47,543	$21,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,870	2,640	1,520
Deferred taxes	15,848	(31,300)	253
Non-cash equity based compensation	6,208	10,385	2,122
Excess tax benefit from the exercise of stock options	(1,341)	—	—
Bad debt reserve	519	326	256
Chargeback and sales refund reserve	355	—	40
Amortization of deferred financing fees	125	41	—
Changes in operating assets and liabilities:
Credit card receivables	(710)	(409)	(261)
Accounts receivable	(4,862)	(1,417)	(553)
Prepaid expenses and other current and non-current assets	(16,857)	113	(1,211)
Due from related party	—	168	(24)
Accounts payable and other liabilities	10,377	6,238	5,735
Contributors royalties payable	2,196	1,723	1,302
Income taxes payable	—	—	(316)
Deferred revenue	14,166	9,483	8,820

Net cash provided by operating activities	$56,373	$45,534	$39,547
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,068)	(3,808)	(3,442)
Purchase of investments	(115,019)	—	—
Sale and maturities of investments	60,595	—	—
Acquisition of intangibles	—	(254)	—
Security deposit (payment)/receipt	(1,594)	(197)	23

Net cash used in investing activities	$(70,086)	$(4,259)	$(3,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in follow-on offering	65,895	—	—
Net proceeds from issuance of common stock in initial public offering	—	81,811	—
Proceeds from exercise of stock options	6,700	—	—
Excess tax benefit from the exercise of stock options	1,341	—	—
Proceeds from term loan	—	12,000	—
Payment of term loan	(6,000)	(6,000)	—
Payment of term loan fee	—	(166)	—
Payment of offering fees	(967)	(4,921)	—
Members' distributions	—	(36,000)	(28,575)

Net cash provided by (used in) financing activities	$66,969	$46,724	$(28,575)
Effect of foreign exchange rate changes on cash	3	—	—
Net increase in cash and cash equivalents	53,259	87,999	7,553
Cash and cash equivalents—Beginning	102,096	14,097	6,544

Cash and cash equivalents—Ending	$155,355	$102,096	$14,097

Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$14,194	$4,845	$1,225
Interest	$34	$67	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital expenditures in accounts payable and other liabilities	$4,616	$—	$—
Preferred members' interest accretion	$—	$—	$4,058

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies

Summary of Operations

        Shutterstock, Inc. (the "Company" or "Shutterstock") operates an industry-leading global marketplace for commercial digital imagery. Commercial digital imagery consists of licensed photographs, illustrations and video clips that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content. The Company licenses commercial digital imagery to its customers. Contributors upload their digital imagery to the Company's website in exchange for a royalty payment based on customer download activity. The Company is headquartered in New York City with offices in London, Berlin, Chicago and San Francisco.

Principles of Consolidation

        The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Follow-On Offering

        On September 25, 2013, the Company completed a follow-on offering of 5,290,000 shares of its common stock, which included 690,000 shares of common stock sold by the Company and certain stockholders as a result of the underwriters' exercise of their option to purchase additional shares, at a price of $60.00 per share. The Company sold 1,150,000 shares of common stock in the offering and the selling stockholders sold 4,140,000 shares of common stock in the offering. The aggregate offering price for shares sold by the Company in the offering resulted in net proceeds to the Company of $65,895 after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $947.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company evaluates its significant estimates on an ongoing basis, including, but not limited to allowance for doubtful accounts, sales refund reserve, goodwill, intangible assets, non-cash equity based compensation, income tax provisions and for certain non-income tax accruals. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Sales, Value-Added and Use Taxes

        Amounts charged to customers or paid on behalf of customers related to sales taxes, value-added taxes and other usage taxes are classified net of revenue. Where appropriate, the Company has accrued for these matters, which are reflected in the Company's consolidated financial statements. These accruals are subject to statute of limitations requirements and review by governmental authorities.

Concentration of Credit and Contributor Risk

        At certain times, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with financial institutions of high quality.

        The Company's customers and contributors are located worldwide. The majority of the Company's customers purchase products by making electronic payments at the time of a transaction. The Company performs ongoing financial condition evaluations for its existing customers and performs credit evaluations for certain new customers. Concentration of credit risk is limited due to the Company's large number of diversified customers. No single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2013, 2012 or 2011, respectively. As of December 31, 2013 and 2012, no single customer accounted for or exceeded 10% of credit card receivables. As of December 31, 2013, no single customer accounted for or exceeded 10% of accounts receivable, and as of December 31, 2012, two customers accounted for 33% of accounts receivable. The customers that accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2012, accounted for less than 2% of total revenue for the years ended December 31, 2013 and 2012, respectively.

        No single contributor accounted for or exceeded 10% of contributor royalties for the years ended December 31, 2013, 2012 and 2011, respectively.

Fair Value Measurements

        The Company records its financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, and defines fair value as the price that would

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy as follows: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Cash and Cash Equivalents

        The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash primarily consists of balances in checking, savings and money market accounts, which are recorded at cost and approximate fair value and are considered a Level 1 measurement based on bank reporting.

Short-Term Investments

        Short-term investments consist of commercial paper and are classified as available-for-sale securities. As these securities mature in 90 days or less and are available to support current operations, the Company has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity and in the consolidated statement of comprehensive income, while realized gains and losses, and other-than-temporary impairments, if any, are reported as a component of net income. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge, if any, is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. We did not identify any of our short-term investments as other-than-temporarily impaired as of December 31, 2013. The Company had no short-term investments as of December 31, 2012.

Restricted Cash

        The Company's restricted cash relates to security deposits for leased office locations. As of December 31, 2013, the Company had $243 of restricted cash recorded in prepaid expenses and other current assets that related to a leased office location that expires in 2014 and had $2,017 of restricted cash recorded in other assets that related to leased office locations that expire in 2015 and 2024, respectively. As of December 31, 2012, the Company had $243 of restricted cash recorded in prepaid expenses and other current assets that related to a leased office location that was scheduled to expire in 2013 but was then extended through January 2014 and had $182 of restricted cash recorded in other assets that related to a leased office location that expires in 2015. The carrying value of restricted cash approximates fair value.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts if required. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. The Company's reserve contemplates its historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts:
Balance, beginning of period	$249	$256	$—
Add: bad debt expense	519	326	256
Less: write-offs, net of recoveries and other adjustments	(143)	(333)	—

Balance, end of period	$625	$249	$256

Deferred Financing Fees

        The Company deferred and amortized certain financing costs related to its term loan facility. These costs were deferred and amortized over the term of the debt period. As of December 31, 2013 and December 31, 2012, the deferred financing fees balance was $0 and $125, respectively, which is included in prepaid and other current assets. Amortization of deferred financing costs amounted to $125 and $41 for the years ended December 31, 2013 and 2012. There was no amortization expense of deferred financing costs for the year ended December 31, 2011.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Equipment	3 years
Furniture and fixtures	7 years
Software	3 years
Leasehold improvements	Shorter of expected useful life or lease term

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

Capitalized Internal Use Software

        The Company accounts for the cost of computer software developed or obtained for internal use of its application by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing them over the software's estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company's products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and payroll and payroll-related costs of employees directly associated with the development activities. The Company amortizes capitalized software over the expected period of benefit, which is currently three years, beginning when the software is ready for its intended use. For the years ended December 31, 2013, 2012 and 2011, the Company had gross capitalized costs of $768, $605 and $459, respectively, which is included in property and equipment and amortization expense of $194, $154 and $41, respectively, which is included in general and administrative expense. The Company's policy is to amortize such capitalized costs using the straight-line method over the estimated useful life.

Impairment of Long-Lived Assets

        Long-lived assets, inclusive of definite useful life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges in 2013, 2012 or 2011.

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

Revenue Recognition

        All revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. The Company's three primary plans are: subscription plans, On Demand plans, and credit pack plans. The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company's customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of December 31, 2013 and 2012, the Company has recorded a chargeback allowance and sales refund allowance of $425 and $70, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

        Subscription plans range in length from thirty days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. On Demand plans are typically for a one-year term and permit the customer to download up to a fixed amount of digital content. On Demand revenues are recognized at the time the customer downloads the digital content on a per unit basis. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Credit pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit pack revenue is recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. The Company recognizes revenue from its three types of plans on a gross basis in accordance with the authoritative guidance on principal-agent considerations as the Company is the primary obligor in the arrangement, has control in establishing the product's price, performs a detailed review of the digital content before accepting it to its collection to ensure it is of high quality before it may be purchased by the customers, can reject contributor's images in its sole discretion, and has credit risk.

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

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

        The Company also licenses digital content to customers through third party resellers. The Company contracts with third party resellers around the world to access markets where the Company does not have a significant presence. Third party resellers sell the Company's products directly to end-user customers and remit a fixed amount to the Company based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether the Company's revenue should be reported on a gross or net basis with respect to our reseller program, the Company follows the authoritative guidance in ASC 605-45, "Principle Agent Considerations." The Company recognizes revenue net of reseller commission in accordance with the type of plan sold, consistent with the plan descriptions above. The Company generally does not offer refunds or the right of return to resellers.

Cost of Revenue

        The Company's cost of revenue includes contributor royalties, credit card processing fees, image and video reviewer expenses, hosting and bandwidth expenses, non-cash equity-based compensation, amortization of content intangible assets, and depreciation of network equipment, which are the direct costs related to providing content to customers. Additionally, the Company includes an allocation of overhead costs primarily related to payroll, insurance, and facilities expenses based on headcount.

Contributor Royalties and Internal Sales Commissions

        Contributor royalties are generally paid weekly or monthly. The Company expenses contributor royalties in the period during which a customer download occurs and includes the corresponding contributor royalties in cost of revenue. The Company advances certain contributor royalties which are initially deferred and recognized based on the contractual royalty rate or when the Company determines future recovery is not probable. For the year ended December 31, 2013, the Company deferred $3,419 in royalty advances which is included in prepaid expenses and other current assets. The Company amortized $510 in royalty advance expense which is included in cost of revenue. The Company did not defer any royalty advances and therefore did not amortize any royalty advance expense for the years ended December 31, 2012 and 2011.

        Internal sales commissions are generally paid in the month following collection or invoicing of the commissioned receivable. Internal sales commission expense is included in sales and marketing expense. Internal sales commissions are deferred and recognized over the expected future revenue stream which is generally up to twelve months. For the years ended December 31, 2013, 2012 and 2011, the Company deferred $2,005, $2,023 and $651, respectively, in internal sales commissions which is included in prepaid expenses and other current assets and amortized $2,086, $1,649 and $597, respectively, in internal sales commission expense which is included in sales and marketing expense.

Product Development

        The Company expenses product development costs as incurred, except for costs that are capitalized for certain software development projects that have demonstrated technological feasibility. Product development costs are primarily comprised of development personnel salaries, equipment costs as well as allocated occupancy costs and related overhead. For the years ended December 31, 2013, 2012 and

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

2011, the Company capitalized $163, $146 and $25, respectively, which is included in total capitalized software costs included in property and equipment.

Advertising Costs

        The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $34,090, $32,648 and $25,176 for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in sales and marketing expense.

Deferred Rent

        The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company's balance sheet. As of December 31, 2013, the Company had recorded a deferred rent balance of $4,783, of which $2,406 is included in other liabilities and $2,377 is included in other non-current liabilities. As of December 31, 2012, the Company has recorded a deferred rent balance of and $122, of which $68 is included in other liabilities and $54 is included in other non-current liabilities.

Equity-Based Compensation

        Between June 7, 2007 and October 5, 2012, the Company was organized as a limited liability company. Beginning in 2011, the Company granted equity rights similar to options under its Value Appreciation Rights Plan ("VAR Plan") in the form of value appreciation rights (the "VAR Plan awards"). Each VAR Plan award had an exercise price, a vesting period and an expiration date, in addition to other terms and conditions similar to typical equity option grant terms and conditions. The VAR Plan awards were subject to a time-based vesting requirement and a condition that a change of control occur in order to trigger a payment with respect to the VAR Plan awards. In connection with the Reorganization, all of the VAR Plan awards were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. with only a time-based vesting requirement, which were granted pursuant to the Company's 2012 Omnibus Equity Incentive Plan (the "2012 Plan").

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

        The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and other equity-based awards granted pursuant to the 2012 Plan, stock purchased pursuant to the Employee Stock Purchase Plan ("2012 ESPP") and the VAR Plan awards, which are discussed further in Note 10, Equity-Based Compensation.

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

  •
  Dividend Yield.  The Company has historically paid cash dividends or distributions to its members. Following the Reorganization, the Company has not paid cash distributions to its stockholders and it does not intend to do so for the foreseeable future. As a result, the Company used an expected dividend yield of zero.

        If any of the assumptions used in the Black-Scholes model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan, the 2012 ESPP and VAR Plan are subject to a time-based vesting requirement. The majority of stock option awards granted under the 2012 Plan vest over four years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with the Company's Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. As of December 31, 2011, no equity-based compensation expense had been recognized with respect to the VAR Plan awards because the qualifying event had not occurred. As a result of the completion of the IPO, the Company began recording share-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of common stock of Shutterstock, Inc. as part of the Company's Reorganization.

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

        Effective with the Reorganization, the Company became a Delaware corporation, and therefore became subject to federal and state income tax expense beginning October 6, 2012. As a result of this tax status change, the Company recorded an incremental net deferred tax asset and a one-time

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

non-cash tax benefit of approximately $28,811 in the fourth quarter of the fiscal year ended December 31, 2012.

        The Company filed tax returns as a partnership for the period from January 1, 2012 through October 5, 2012 and filed tax returns as a corporation for the period from October 6, 2012 through December 31, 2012 and will continue to do so for all periods and any new tax jurisdictions thereafter. Significant management judgment is required in projecting ordinary income in order to determine the Company's estimated effective tax rate.

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

        The Company is subject to certain compliance requirements for non-income taxes, value-added and sales-based taxes. Where appropriate, the Company has made accruals for these matters, which are reflected in the Company's consolidated financial statements.

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

        Diluted net income per share is computed by dividing the net income available to common shareholders/members adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive. Diluted net income available to common shareholders/members for the years ended December 31, 2013 and 2012 includes the effect of 1,787,606 and 1,789,318 shares, respectively, while 193,040 and 106,500 shares, respectively, were excluded since they were anti-dilutive. The Company had no assumed shares available to purchase for the year ended December 31, 2011.

        A reconciliation of assumed exercised shares used in calculating basic and diluted net income (loss) share available to common shareholders/members follows:

	Year Ended December 31,
	2013	2012	2011
Basic	33,878,494	23,785,299	20,849,242
Stock options and employee stock purchase plan shares	508,935	47,924	—
Unvested restricted stock awards	38,580	—	—

Diluted	34,426,009	23,833,223	20,849,242

Segment Reporting

        The Company has identified three operating segments. These three operating segments have been aggregated into one reportable segment based on the aggregation criteria within the authoritative guidance on segment reporting. The Company considered the similarity of the product sold, the distribution processes involved, targeted customers and economic characteristics among the three operating segments in its aggregation criteria evaluation. The operating segments share operational support functions such as sales, marketing, public relations, various product development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

        The following represents our geographic revenue based on customer location:

	Year Ended December 31,
	2013	2012	2011
North America	$84,754	$59,963	$40,536
Europe	84,644	62,943	47,967
Rest of the world	66,117	46,710	31,768

Total revenue	$235,515	$169,616	$120,271

        Included in North America is the United States which comprises 32%, 32%, and 30% of total revenue for years ended December 31, 2013, 2012, and 2011, respectively. No other country accounts for more than 10% of the Company's revenue in any period. All long-lived assets are located in North America.

Foreign Currency Transactions

        During the year ended December 31, 2013, the Company established foreign subsidiaries in various countries around the world and as a result the financial statements of its newly created foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in the Company's consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. During the years ended December 31, 2012 and 2011, the Company had determined that the U.S. Dollar was its functional currency worldwide and therefore did not have any foreign currency translation adjustment. During the years ended December 31, 2013, 2012 and 2011, the Company's foreign currency transaction activity was immaterial to the financial statements.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes certain changes in stockholders' equity that are excluded from net income (loss) such as cumulative foreign currency translation adjustments and unrealized gains or losses on marketable securities. As of December 31, 2013, accumulated other comprehensive income (loss) of $9 was comprised of foreign currency translation gain in the amount of $3 and unrealized gain on investments in the amount of $6. As of December 31, 2012, the Company had no accumulated other comprehensive income.

Recently Issued Accounting Standard Updates

        In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, exists. The guidance from this update is effective prospectively beginning January 1, 2014. The Company does not anticipate that

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

the adoption of this standard will have a material impact on our financial condition or results of operations.

        In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance from this update is effective prospectively beginning January 1, 2014. The Company does not anticipate that the adoption of this standard will have a material impact on our financial condition or results of operations.

(2) Short-Term Investments and Fair Value Measurements

        Short-term investments are summarized as follows:

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial Paper	$54,431	$—	$(2)	$54,429

Total	$54,431	$—	$(2)	$54,429

        The Company had no short-term investments as of December 31, 2012.

	As of December 31, 2013
	Aggregate Fair Value	Level 1	Level 2	Level 3
Commercial Paper	$54,429	$—	$54,429	$—

Total	$54,429	$—	$54,429	$—

        The Company's investments classified as a level 2 are priced using quoted market prices for identical assets which are subject to infrequent transactions. The Company had no short-term investments as of December 31, 2012. Cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and deferred revenue carrying amounts approximate fair value because of the short maturity of these instruments. The Company's non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

(3) Goodwill and Intangible Assets

        The Company's goodwill balance is attributable to its Bigstock reporting unit and is tested for impairment at least annually on October 1 or upon a triggering event. There have been no changes in the carrying amount of goodwill through December 31, 2013.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(3) Goodwill and Intangible Assets (Continued)

        Intangible assets consist of the following as of December 31, 2013 and 2012:

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationships	$600	$(600)	$—	4
Trade name	400	(119)	281	14
Contributor content	450	(127)	323	15
Domain name	86	(9)	77	15
Patents	193	(21)	172	17

Total	$1,729	$(876)	$853

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationships	$600	$(486)	$114	4
Trade name	400	(91)	309	14
Contributor content	450	(98)	352	15
Non-compete agreement	100	(100)	—	3
Domain name	86	(3)	83	15
Patents	193	(11)	182	17

Total	$1,829	$(789)	$1,040

        During the first quarter of 2012, the Company acquired patents for $193, which will be amortized over sixteen to nineteen years. The patents were put into service in April 2012. During the third and fourth quarters of 2012, the Company acquired domain names for $10 and $50, respectively. These domain names were put into service in the same period as purchased and will be amortized over fifteen years. Amortization expense related to the intangible assets was $187, $243 and $244 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $78 in each fiscal year 2014 through 2018 and $463 thereafter.

        The Company performed its annual goodwill assessment on October 1, 2013 and concluded that the fair value of its reporting unit is more than its carrying amount, and therefore no adjustment to the carrying value of goodwill was necessary. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(4) Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2013	2012
Computer equipment and software	$14,108	$8,971
Furniture and fixtures	2,588	806
Leasehold improvements	10,669	484

Property and equipment	27,365	10,261
Less: accumulated depreciation	(7,109)	(5,006)

Property and equipment, net	$20,256	$5,255

        Depreciation and amortization expense amounted to $3,683, $2,397 and $1,276, for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset.

(5) Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2013	2012
Accrued compensation	$6,379	$4,246
Royalty tax withholdings	5,305	4,644
Accrued construction costs	4,501	—
Non-income taxes	3,994	3,567
Professional fees	605	469
Accrued marketing	475	588
Other accrued expenses	2,379	2,092

Total accrued expenses	$23,638	$15,606

(6) Income Taxes

        The Company's geographical breakdown of its income before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$43,375	$21,805	$22,900
Foreign	—	—	—

Income before income taxes	$43,375	$21,805	$22,900

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(6) Income Taxes (Continued)

        The following table summarizes the consolidated provision (benefit) for income taxes:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal provision	$949	$4,329	$—
State & local provision	98	1,233	723
Foreign provision	—	—	—
Deferred:
Federal (benefit)	14,885	(29,772)	—
State & local provision (benefit)	964	(1,528)	253
Foreign provision (benefit)	—	—	—

Provision (benefit) for income taxes	$16,896	$(25,738)	$976

        The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
US income tax at federal statutory rate	35.0%	35.0%	—%
State and local taxes, net of federal benefit	2.3%	2.8%	4.0%
Foreign rate differential	—%	—%	—%
Benefit from change in tax status	—%	(31.4)%	—%
LLC income not subject to federal and state tax	—%	(131.8)%	—%
Non-deductible—restricted stock	1.3%	7.3%	—%
Non-deductible—other	0. 4%	0.3%	0.5%

Total provision (benefit) for income taxes	39.00%	(117.8)%	4.5%

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

(6) Income Taxes (Continued)

        The Company's tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Intangible amortization	$13,235	14,861
Non-income tax reserve	2,376	2,576
Non-cash equity-based compensation	2,159	1,136
Deferred revenue	—	14,237
Deferred rent	1,784	6
Other liabilities	932	378

Deferred tax assets	20,486	33,194
Deferred tax liabilities:
Depreciation and amortization	(4,335)	(1,195)

Net deferred tax assets	$16,151	$31,999

        It is the Company's practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of December 31, 2013, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is insignificant and the unrecognized deferred tax liability is not material.

        The following table summarizes changes to the Company's unrecognized tax benefits as follows:

	Year Ended December 31,
	2013	2012	2011
Balance of unrecognized tax benefits at January 1	$805	$60	$—
Gross additions for tax positions for prior years	8	18	—
Gross additions for tax positions for current year	1,056	727	60
Gross reductions for tax positions of prior years	(369)	—	—
Gross expirations	—	—	—
Gross settlements	—	—	—

Balance of unrecognized tax benefits at December 31	$1,500	$805	$60

        During the years ended December 31, 2013, 2012 and 2011, the Company recorded reserves for uncertain tax benefits in the amount of $1,064, $745 and $60, respectively, a portion of which relates to tax refund claims. To the extent these unrecognized tax benefits are ultimately recognized, the Company's effective tax rate may be impacted in future periods in the amount of $1,229. The liability for unrecognized tax benefits is included in other non-current liabilities. The Company has no on-going income tax examinations. The Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2009. The Company does not anticipate significant changes to its uncertain tax positions through the next fiscal year.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(6) Income Taxes (Continued)

        The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company accrued interest and penalties in the amount of $113 related to unrecognized tax benefits for the year ended December 31, 2013. The Company did not accrue any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2012 and 2011.

        The Company filed Form 3115, Application for Change in Method of Accounting, with the Internal Revenue Service ("IRS") during the third quarter of 2013, to change its tax accounting method for revenue from a cash basis to accrual basis for years beginning after December 31, 2012. As a result, the Company will defer revenue on its 2013 and subsequent tax returns until performance or delivery thereby deferring taxable income. In general, the Company will eventually pay taxes with respect to the deferred revenue when the related revenue is performed or delivered in the future. While the change did not impact the provision for income tax, it resulted in a reclassification of approximately $17,300 between current deferred tax assets and prepaid and other current assets in the third quarter period of 2013.

        Deferred tax assets relating to employee stock based compensation deductions were reduced to reflect exercises of non-qualified stock option grants. Some exercises of non-qualified stock option grants resulted in tax deductions in excess of previously recorded benefits resulting in a "windfall". Although these additional deductions are reported on the corporate tax return and resulted in a net operating loss ("NOL"), these related tax benefits were not recognized for financial reporting purposes. These windfalls will not be recognized until the related deductions result in a reduction of taxes payable and cash tax payments. Accordingly, since the tax benefit does not reduce our current taxes payable, these tax benefits were not reflected in deferred tax assets for financial reporting purposes as of December 31, 2013. Such benefits included in NOLs but not reflected in deferred tax assets were approximately $7,800 as of December 31, 2013. These NOLs will expire if not used by 2033.

(7) Term Loan Facility

        On September 21, 2012, the Company entered into a Loan and Security Agreement that provided for a $12,000 term loan facility, which the Company refers to as the term loan facility. On December 24, 2012, the Company paid down $6,000 of the term loan facility. On March 25, 2013, the Company paid off the remaining $6,000 of the loan facility. At December 31, 2013 and December 31, 2012, the Company recorded accrued interest in the amount of $0 and $3, respectively, which is included in accrued expenses.

        The Company capitalizes costs directly associated with acquiring third party financing. During the year ended December 31, 2013, the Company accelerated and recognized $125 as a result of paying off the term loan facility. As of December 31, 2012, deferred financing costs, net of accumulated amortization were $125.

        The Company was in compliance with the financial covenants and other covenants applicable to it under the term loan facility prior to paying off the term loan facility on March 25, 2013.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(8) Commitments and Contingencies

        The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases for the years ended December 31, 2013, 2012 and 2011 was approximately $2,997, $1,799 and $1,113, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate tax and operating expense increases.

        On March 21, 2013, the Company entered into an operating lease agreement to lease new office facilities in New York, New York. The Company took possession of the premises during the third quarter of 2013, and as a result, the lease commenced. The Company also entered into a letter of credit in the amount of $1,829 as a security deposit for the leased facilities. The letter of credit was collateralized by $1,829 of cash as of December 31, 2013, and as such, is considered to be restricted cash and is included in other assets on the consolidated balance sheet.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 are as follows:

Year Ending December 31	Operating Leases
2014	$1,178
2015	3,974
2016	3,717
2017	3,659
2018	3,659
Thereafter	26,947

Total minimum lease payments	$43,134

Capital Expenditures

        As of December 31, 2013, the Company had committed to purchase approximately $2,500 of data server equipment and $3,700 related to completion of its new office facility.

Unconditional Purchase Obligations

        As of December 31, 2013, the Company had unconditional purchase obligations in the amount of $5,864, which consisted primarily of contracts related to infrastructure services and contractual commitments for software licenses and marketing services. As of December 31, 2013, the Company's unconditional purchase obligations for the years ending December 31, 2014, 2015 and 2016 are $3,454, $1,845 and $565, respectively.

Legal Matters

        From time to time, the Company may become party to litigation in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company's customers for whom the Company has a contractual indemnification obligation. The Company assesses the

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(8) Commitments and Contingencies (Continued)

likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company reviews reserves, if any, at least quarterly and may change the amount in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and threats of litigation, investigations and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company currently has no material active litigation matters and, as such, no material reserves related to litigation.

Indemnifications

        In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company's intellectual property warranties for damages to the customer directly attributable to the Company's breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is limited to $10. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2013 and 2012, the Company has recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

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

(9) Employee Benefit Plans

        The Company has a 401(k) defined contribution plan ("401(k) Plan") and provides for annual discretionary employer matching contributions not to exceed 3% of employees' compensation per year. Matching contributions also are fully vested and non-forfeitable at all times.

        The Company recorded employer matching contributions of $615, $412 and $221 for the years ended December 31, 2013, 2012 and 2011, respectively.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(10) Equity-Based Compensation

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

Employee Stock Purchase Plan

        On October 10, 2012, the Company's 2012 ESPP became effective. The 2012 ESPP provides participating employees with the option to purchase common stock through payroll deductions of up to 15% of eligible compensation and a maximum purchase of 1,000 shares during each offering period. The common stock is purchased at 85% of the lower of the fair market value of common stock on (1) the first trading day of the offering period, or (2) the last day of the offering period. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year; however, the first such offering period commenced on October 10, 2012, the date the Company's Registration Statement was declared effective. An employee will not be granted rights to purchase common stock if an employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of the Company's capital stock or holds rights to purchase stock under all of the Company's employee stock purchase plans that would accrue at a rate that exceeds $25 worth of stock for each calendar year. The Company has reserved 2,000,000 shares for issuance under the 2012 ESPP. The number of shares available for issuance under the 2012 ESPP provides for an annual increase commencing January 1, 2013 by an amount equal to the lesser of 1,000,000 shares of common stock, 3% of the outstanding shares of our common stock as of the last day immediately preceding fiscal year, or such other amount as determined by the Company's board of directors. As of December 31, 2013, 94,894 shares have been issued under the 2012 ESPP.

        The Company estimates the fair value of purchase rights under the 2012 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2012 ESPP was estimated on

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(10) Equity-Based Compensation (Continued)

the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended December 31, 2013	Period from October 10, 2012 to December 31, 2012
Expected term (in years)	0.50	0.64
Volatility	49% - 50%	49%
Risk-free interest rate	0.08% - 0.10%	0.15%
Dividend yield	—%	—%

        The Company has recognized a non-cash stock-based compensation expense of $588 and $134, net of estimated forfeitures, in connection with the 2012 ESPP for the years ended December 31, 2013 and 2012, respectively. There was no non-cash stock-based compensation in connection with the 2012 ESPP for the year ended December 31, 2011.

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

(10) Equity-Based Compensation (Continued)

        The Company's VAR Plan awards were made in the form of notional units and were exchanged for options to purchase shares of common stock of Shutterstock, Inc. upon the Reorganization. The following is a summary of these awards and weighted average exercise price per option/notional unit:

	Plan Options/Units	Weighted Average Exercise Price
Units outstanding at December 31, 2011	1,344,500	$15.10
Options/Units granted	418,000	19.38
Options/Units exercised	—	—
Options/Units cancelled or forfeited	(70,218)	21.15

Options outstanding at December 31, 2012	1,692,282	$16.11
Options granted	552,850	49.97
Options exercised	(312,807)	15.30
Options cancelled or forfeited	(70,564)	22.29

Options outstanding at December 31, 2013	1,861,761	$26.09

Vested and exercisable at December 31, 2013	574,204	$15.97

        The intrinsic value of the total stock options outstanding at December 31, 2013 and 2012 was approximately $107,100 and $16,700, respectively. The intrinsic value of the total stock options vested and exercisable at December 31, 2013 and 2012 was approximately $38,900 and $4,600, respectively. No stock options expired during the years ended 2012.

        The following weighted average assumptions were used in the fair value calculation for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected term (in years)	6.3	5.2 - 6.3
Volatility	50%	49%
Risk-free interest rate	1.0% - 2.3%	1.0% - 1.6%
Dividend yield	—%	—%

        Following the Reorganization, the VAR Plan awards were exchanged for options to purchase shares of the Company's common stock having the same time-based vesting schedules, which range from one to six years. The VAR Plan awards that were granted and outstanding as of the Reorganization date were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. The Company recognized non-cash equity-based compensation expense of $4,507, net of forfeitures, in connection with the vesting of stock options during the year ended December 31, 2013. As a result of the Reorganization, the Company recognized a non-cash stock-based compensation expense of $2,412, net of estimated forfeitures, in connection with a one-time acceleration charge as a result of the removal of the change of control condition during the year ended December 31, 2012. Since the Reorganization through December 31, 2012, the Company has also

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(10) Equity-Based Compensation (Continued)

recognized a non-cash stock-based compensation expense of $618, net of estimated forfeitures, in connection with the normal service vesting of stock options.

        As of December 31, 2013, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $16,400, which is expected to be recognized through fiscal year 2017.

Profits Interest Awards

        On November 1, 2007, the Company entered into a Profits Interest Grant and Repurchase Agreement (a "Profits Interest Agreement") with an employee of the Company whereby the employee received a 0.4% membership interest in the Company in consideration of future services to be rendered over a forty-eight month period starting on January 1, 2008. The Profits Interest Agreement terms stipulated that the executive would have no rights to allocations or distributions relating to the Company's operating profits. Only upon a Liquidation of the Company, as defined in the Company's operating agreement, would the executive be entitled to operating profits of the Company. In connection with the Reorganization, this membership interest in the LLC was exchanged for shares of the Company's stock, which do not contain a liquidation condition. The award was determined to meet the characteristics of an equity-based award and was measured at fair value on the grant date. Based on the evaluation of the change of control condition in effect on the grant date and through each subsequent reporting period as to the probability that the change of control condition will be achieved, the Company did not record a compensation charge for this award during the year ended December 31, 2011. Upon consummation of the Reorganization and in connection with the removal of the change of control condition from the Profits Interest Agreement entered with the Company employee, the award was considered vested and the Company recognized a non-cash stock-based compensation expense of $509, which is included in general and administrative expense, during the year ended December 31, 2012. There is no recognized compensation charge during the year ended December 31, 2013 and no unrecognized compensation charge at December 31, 2013 related to this award.

Restricted Stock and Restricted Stock Units Awards

        On August 17, 2010, the Company entered into a Profits Interest Agreement with an executive whereby the Company issued a membership interest in the Company in consideration of future services to be rendered. The Profits Interest Agreement terms stipulated that the executive would have no rights to allocations or distributions relating to the Company's operating profits. Only upon a Liquidation of the Company, as defined in the Company's operating agreement, would the executive be entitled to operating profits of the Company. In connection with the Reorganization, this membership interest in the LLC was exchanged for restricted and unrestricted shares of the Company's stock, which did not contain a liquidation condition. The Profits Interest Agreement was effective as of April 5, 2010 and entitled the executive to an aggregate amount of 4% of any liquidation of the Company's in excess of $300,000. The Profits Interest Grant was to vest over a six year period. The Profits Interest Agreement also contained a put feature whereby the executive had the option to put back to the Company up to 10% annually of any vested portion of the membership interest at the fair value on the date the executive would sell the vested interest back to the Company. Since the put feature did not

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(10) Equity-Based Compensation (Continued)

subject the executive to the typical risks of stock ownership, the membership interest was classified as a liability and recorded utilizing the intrinsic method. The Company's process for determining the fair value of the awards included consideration of third party valuation reports and the fair value determined served as the basis for calculating the compensation charge. The Company recorded a compensation charge of $0, $2,827 and $2,122, which is included in general and administrative expense, during the years ended December 31, 2013, 2012 and 2011, respectively. This liability was re-measured each reporting period until a Liquidation occurred. Upon consummation of the Reorganization, the vested portion of the profits interest was exchanged for shares of common stock of Shutterstock, Inc. and the liability in the amount of $5,147 was re-classed to equity. The unvested portion was exchanged for shares of restricted stock having the same vesting terms as the profits interest. The Amended and Restated Restricted Stock Agreement entered into by the Company with the executive governs the terms of the restricted stock. Pursuant to the terms of the Amended and Restated Restricted Stock Agreement, 50% of the then-outstanding shares of restricted stock held by the executive vested and were released from the Company's right to acquire such shares upon the effectiveness of the Company's Registration Statement on October 10, 2012. The Company recognized a non-cash stock-based compensation expense of $3,627, which is included in general and administrative expense, in connection with a one-time acceleration charge for the vesting of 50% of the unvested portion of the restricted stock award based on the exchange date fair value during the year ended December 31, 2012. The Company recognized non-cash equity-based compensation expense of $1,036 during the year ended December 31, 2013 in connection with the normal vesting of restricted stock. Additionally, the Company recognized a non-cash stock-based compensation expense of $258, which is included in general and administrative expense, since the Reorganization date through December 31, 2012 as a result of the restricted stock's normal service vesting.

        On June 3, 2013, the Company issued 10,000 restricted stock units pursuant to the 2012 Plan. The restricted stock units vest 25% on the first anniversary of the relevant vesting commencement date and the remaining 75% vest quarterly over three years thereafter. The restricted stock units are accounted for as equity awards and expensed based on the fair value on the date of grant over the four year vesting period. The Company recognized non-cash equity-based compensation expense of $77 during the year ended December 31, 2013 in connection with the normal vesting of restricted stock units. There was no non-cash equity-based compensation expense related to restricted stock units during the years ended December 31, 2012 and 2011.

        As of December 31, 2013, the total unrecognized compensation charge related to the restricted stock/restricted stock units is approximately $2,700, which is expected to be recognized through fiscal 2017.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(10) Equity-Based Compensation (Continued)

        The following table summarizes non-cash equity-based compensation expense included in the Company's statement of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$437	$219	$—
Sales and marketing	1,296	783	—
Product development	1,493	1,696	—
General and administrative	2,982	7,687	2,122

Total	$6,208	$10,385	$2,122

(11) Members' Equity and Stockholders' Equity

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

Redeemable Preferred Members' Equity

        On June 6, 2007, prior to the Reorganization, the Company's then sole shareholder sold 25% of the common members' equity to outside investors for an aggregate purchase price of $60,000. On February 28, 2008, the outside investors paid a purchase price adjustment in the amount of $1,800 to the selling member as a result of the Company achieving an EBITDA Target as defined in the purchase agreement. The outside investors had the same rights and terms as common members' equity holders except for a liquidation preference and a put preference. The put preference provided the outside investors with the option to redeem their investment for cash with proper notice to the Company on June 6, 2011 or thereafter. The Company treated this transaction as an equity modification. As a result, the Company recorded the change in the fair value of the 25% interest immediately prior to and after the modification of the equity interest as a deemed dividend and charged it against common members' deficit on the modification date. The Company accreted the difference between the carrying value of the preferred membership interest and the redemption value by applying the effective interest method. The Company concluded that the preferred interest possessed characteristics and risks more similar to equity and classified such instrument outside of common members' equity. Since the preferred members had the option to redeem their investment for cash with proper notice to the Company on June 6, 2011 or thereafter, the Company recorded the transaction outside of common members' equity. The purchase agreement also provided for the reduction of preferred interests for any distributions

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(11) Members' Equity and Stockholders' Equity (Continued)

paid to the preferred holders. A summary of the Company's preferred members' interest account activity is as follows:

Balance
Balance as of December 31, 2010	36,811
Preferred interest accretion	4,058
Distributions	(7,144)

Balance as of December 31, 2011	33,725
Distributions	(9,000)
Exchanged(1)	(24,725)

Balance as of December 31, 2012	$—

Balance as of December 31, 2013	$—

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

Preferred Stock

        Under the amended and restated certificate of incorporation, which became effective upon completion of the IPO, the Company's board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock, $0.01 par value, in one or more series. The board of directors also has the authority to designate the rights, preferences, privileges and restrictions of each such series, including dividend rights, dividend rates, conversion rights, voting rights,

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(11) Members' Equity and Stockholders' Equity (Continued)

terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series.

        The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2013, the Company has not issued and has no plans to issue any shares of preferred stock.

Distributions to Members

        In accordance with the LLC's Amended and Restated Limited Liability Company Agreement, prior to the Reorganization, cash distributions to the members were based on their respective percentage interests to the extent cash was available as determined by the board. Distributions were also limited to the extent that liabilities, excluding any owed to the members, exceeded fair market value of the LLC 's assets. Upon a dissolution event of the LLC, any assets were to be distributed 1) to creditors, including members who are creditors, by payment or provision for payment of the debt and liabilities of the LLC and the expenses of the liquidation; 2) to the setup of any reserves that are reasonably necessary for any contingent or unforeseen liabilities or obligations of the LLC; 3) to the preferred members until they have received distributions which, when aggregated with all prior distributions made to them equal their liquidation preference; 4) to Pixel Holdings Inc., which was the LLC's majority member, until such time that it has received distributions equal to the liquidation preference paid to the preferred members; 5) 75% to the common member with 8.5% membership interest, and 25% to the preferred members, until the aggregate amount of the distributions made to the 8.5% membership interest holder equals the product of $120,000 multiplied by their vested percentage; and 6) to the members in proportion to their percentage interests. For the years ended December 31, 2012 and 2011, the LLC distributed $36,000 and $28,575, respectively, to its common and preferred members. Upon consummation of the Reorganization, the LLC's Amended and Restated Limited Liability Company Agreement terminated. There have been no distributions made since the Reorganization on October 5, 2012.

(12) Related Parties

        In connection with the follow-on offering in September 2013, Pixel Holdings Inc. ("Pixel Holdings"), an entity of which Jonathan Oringer, the Company's Founder, Chief Executive Officer and Chairman of the Board, was the sole stockholder, merged with and into the Company on September 18, 2013. In this merger, Mr. Oringer received an equivalent number of shares of common stock of the Company as the number that was previously owned by Pixel Holdings such that, following the merger, Mr. Oringer owns his interest in the Company directly rather than through Pixel Holdings. As a result of the merger, the Company assumed $208 in liabilities primarily related to Pixel Holdings' normal operating activities. The Company paid these liabilities during the year ended December 31, 2013 and was fully indemnified by Mr. Oringer, as provided for in the merger agreement, as of December 31, 2013. The merger agreement also provided for certain customary representations and warranties.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(13) Unaudited Quarterly Financial Data

        The following table sets forth, for the periods indicated, the Company's financial information for the eight most recent quarters ended December 31, 2013. In the Company's opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented.

	Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012(1)	Sept. 30, 2012(2)	June 30, 2012(2)	Mar. 31, 2012(2)
Revenue	$68,031	$59,558	$56,809	$51,117	$49,157	$42,260	$40,625	$37,574
Operating expenses:
Cost of revenue	26,102	22,936	21,768	19,821	18,794	16,057	15,436	14,389
Sales & marketing	16,499	14,947	13,314	11,978	12,022	9,752	11,093	12,240
Product development	6,464	5,685	5,060	4,555	5,675	3,795	3,441	3,419
General and administrative	6,473	6,076	5,734	4,780	9,709	3,766	4,444	3,732

Total operating expenses	55,538	49,644	45,876	41,134	46,200	33,370	34,414	33,780

Income from operations	12,493	9,914	10,933	9,983	2,957	8,890	6,211	3,794
Other income/(expense), net	24	20	20	(12)	(49)	(3)	2	3

Income before income taxes	12,517	9,934	10,953	9,971	2,908	8,887	6,213	3,797
Provision (benefit) for income tax	4,660	3,740	4,090	4,406	(26,111)	146	141	86

Net income	7,857	6,194	6,863	5,565	29,019	8,741	6,072	3,711
Less:
Preferred interest distributed	—	—	—	—	2,950	2,263	1,688	2,100
Preferred interest accretion	—	—	—	—	—	—	—	—
Undistributed (loss) earnings to participating shareholder/members	21	18	22	19	(2,668)	(77)	(170)	(1,172)

Net income available to common shareholders/members	$7,836	$6,176	$6,841	$5,546	$28,737	$6,555	$4,554	$2,783

Net income(loss) per basic share available to common members:
Distributed	—	—	—	—	0.27	0.33	0.24	0.30
Undistributed	0.22	0.18	0.20	0.17	0.61	(0.02)	(0.02)	(0.17)

Basic	0.22	0.18	0.20	0.17	0.88	0.31	0.22	0.13

Net income (loss) per diluted share available to common members:
Distributed	—	—	—	—	0.27	0.33	0.24	0.30
Undistributed	0.22	0.18	0.20	0.16	0.61	(0.02)	(0.02)	(0.17)

Basic	0.22	0.18	0.20	0.16	0.88	0.31	0.22	0.13

Weighted average shares outstanding:
Basic	34,935,495	33,692,876	33,471,679	33,398,797	32,497,727	20,849,242	20,849,242	20,849,242
Diluted	35,619,474	34,280,656	34,040,934	33,851,843	32,681,570	20,849,242	20,849,242	20,849,242

(1)
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

(2)
Certain interim period balances have been reclassified within total operating expenses to conform to current period presentation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTERSTOCK, INC.
Dated: February 28, 2014	By:	/s/ JONATHAN ORINGER Jonathan Oringer Chief Executive Officer and Director

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

Signature	Title	Date

/s/ JONATHAN ORINGER Jonathan Oringer	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
/s/ THILO SEMMELBAUER Thilo Semmelbauer	President and Chief Operating Officer	February 28, 2014
/s/ TIMOTHY E. BIXBY Timothy E. Bixby	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
/s/ STEVEN BERNS Steven Berns	Director	February 28, 2014
/s/ JEFF EPSTEIN Jeff Epstein	Director	February 28, 2014
/s/ THOMAS R. EVANS Thomas R. Evans	Director	February 28, 2014

Signature	Title	Date

/s/ JEFFREY LIEBERMAN Jeffrey Lieberman	Director	February 28, 2014
/s/ JONATHAN MILLER Jonathan Miller	Director	February 28, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Exhibit		Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1		October 5, 2012

2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2		October 5, 2012

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2		June 29, 2012

3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4		September 27, 2012

4.1		Registration Rights Agreement, dated as of October 5, 2012, between the Registrant and the investors listed on Schedule 1 thereto.	S-1/A	333-181376	4.2		October 5, 2012

10.1	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1		August 30, 2012

10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	S-1/A	333-181376	10.2		September 27, 2012

10.3	§	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3		June 29, 2012

10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7		August 30, 2012

10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a	)	September 27, 2012

10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b	)	September 27, 2012

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Exhibit		Filing Date
10.6(a)	§	Employment Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated March 21, 2010.	S-1/A	333-181376	10.9(a	)	September 27, 2012

10.6(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated September 24, 2012.	S-1/A	333-181376	10.9(b	)	September 27, 2012

10.6(c)	§	Amended and Restated Restricted Stock Agreement between the Registrant and Thilo Semmelbauer effective as of October 5, 2012.	10-Q/A	001-35669	10.6(c	)	December 19, 2012

10.7(a)	§	Employment Agreement between Shutterstock Images LLC and Timothy E. Bixby dated May 16, 2011.	S-1/A	333-181376	10.10(a	)	September 27, 2012

10.7(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Timothy E. Bixby dated September 24, 2012.	S-1/A	333-181376	10.10(b	)	September 27, 2012

10.8(a)	§	Employment Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(a	)	September 27, 2012

10.8(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(b	)	September 27, 2012

10.9		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1		May 10, 2013

21.1		List of Subsidiaries.	S-1/A	333-181376	21.1		August 30, 2012
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page of this Annual Report on Form 10-K).

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Consent of L.E.K. Consulting LLC.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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