Form 10-Q
period 2014-03-31
Shutterstock, Inc.
filed 2014-05-09
CIK 1549346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

350 Fifth Avenue, 21st Floor

New York, NY 10118

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 7, 2014
Common Stock, $0.01 par value per share	35,197,284

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

Unless the context otherwise indicates, references in this report to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries.

PART I: FINANCIAL INFORMATION

Item 1.         Financial Statements

Shutterstock, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,978	$155,355
Short-term investments	54,994	54,429
Credit card receivables	3,012	2,083
Accounts receivable, net	8,143	6,081
Prepaid expenses and other current assets	22,472	19,809
Deferred tax assets, net	3,948	5,431
Total current assets	250,547	243,188
Property and equipment, net	25,798	20,256
Intangible assets, net	4,717	853
Goodwill	10,186	1,423
Deferred tax assets, net	13,417	10,720
Other assets	2,095	2,048
Total assets	$306,760	$278,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,446	$4,164
Accrued expenses	18,999	23,638
Contributor royalties payable	10,942	9,180
Deferred revenue	60,855	52,100
Other liabilities	1,845	2,846
Total current liabilities	98,087	91,928
Other non-current liabilities	9,552	3,961
Total liabilities	107,639	95,889
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 35,196 and 35,071 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	352	351
Additional paid-in capital	139,035	127,443
Accumulated comprehensive income	20	9
Retained earnings	59,714	54,796
Total stockholders’ equity	199,121	182,599
Total liabilities and stockholders’ equity	$306,760	$278,488

The accompanying notes are an integral part of these financial statements.

Shutterstock, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$72,777	$51,117

Operating expenses:
Cost of revenue	29,108	19,821
Sales and marketing	19,276	11,978
Product development	7,777	4,555
General and administrative	7,517	4,780
Total operating expenses	63,678	41,134
Income from operations	9,099	9,983
Other income (expense), net	21	(12)
Income before income taxes	9,120	9,971
Provision for income taxes	4,202	4,406
Net income	$4,918	$5,565
Less:
Preferred interest distributed	—	—
Undistributed earnings to participating stockholder/members	11	19
Net income available to common stockholders/members	$4,907	$5,546

Net income per basic share available to common stockholders/members:
Distributed	$—	$—
Undistributed	0.14	0.17
Basic	$0.14	$0.17

Net income per diluted share available to common stockholders/members:
Distributed	$—	$—
Undistributed	0.14	0.16
Diluted	$0.14	$0.16

Weighted average shares outstanding:
Basic	35,027,480	33,398,797
Diluted	35,838,853	33,851,843

The accompanying notes are an integral part of these financial statements.

Shutterstock, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended March 31
	2014	2013
Net income	$4,918	$5,565
Foreign currency translation gain	4	—
Unrealized gain on investments	7	—
Other comprehensive income	11	—
Comprehensive income	$4,929	$5,565

Shutterstock, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,918	$5,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,551	779
Write-off of property and equipment	367	—
Deferred taxes	(402)	(1,692)
Non-cash equity-based compensation	3,137	1,016
Excess tax benefit from the exercise of stock options	(6,345)	—
Bad debt reserve	62	84
Chargeback reserve and sales refund reserve	45	20
Amortization of deferred financing fees	—	125
Changes in operating assets and liabilities:
Credit card receivables	(928)	(845)
Accounts receivable	(2,124)	(964)
Prepaid expenses and other current and non-current assets	3,693	(259)
Accounts payable and other liabilities	2,221	(1,069)
Contributors royalties payable	1,762	1,002
Income taxes payable	—	4,626
Deferred revenue	7,672	5,402
Net cash provided by operating activities	$15,629	$13,790
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,881)	(1,127)
Purchase of investments	(70,492)	—
Sale and maturities of investments	69,935	—
Acquisition of business	(10,056)	—
Security deposit payment	(49)	(1,779)
Net cash used in investing activities	$(21,543)	$(2,906)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,188	53
Excess tax benefit from the exercise of stock options	6,345	—
Payment of term loan	—	(6,000)
Payment of offering fees	—	(20)
Net cash provided by (used in) financing activities	$8,533	$(5,967)
Effect of foreign exchange rates changes on cash	4	—
Net increase in cash and cash equivalents	2,623	4,917
Cash and cash equivalents—Beginning	155,355	102,096
Cash and cash equivalents—Ending	$157,978	$107,013
Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$55	$1,264
Interest	$—	$34
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital expenditures in accounts payable and other liabilities	$3,473	$—

The accompanying notes are an integral part of these financial statements.

Shutterstock, Inc.

Notes to Unaudited Consolidated Financial Statements

(In Thousands, Except Share and Per Share Data)

(1) Summary of Operations and Significant Accounting Policies

Summary of Operations

Shutterstock, Inc. (the “Company” or “Shutterstock”) operates an industry-leading global marketplace for commercial digital imagery. Commercial digital imagery consists of licensed photographs, illustrations and videos that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content. The Company licenses commercial digital imagery to its customers. Contributors upload their digital imagery to the Company’s website in exchange for a royalty payment based on customer download activity. The Company is headquartered in New York City with offices in London, Berlin, Chicago, Denver and San Francisco.

Principles of Consolidation

The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reorganization

In May 2012, in connection with the filing of a registration statement for the Company’s initial public offering (the “IPO”), Shutterstock Images LLC, a New York limited liability company (the “LLC”) formed Shutterstock, Inc., a Delaware corporation, as a wholly-owned subsidiary of the LLC. On October 5, 2012, the LLC reorganized, by way of a merger of the LLC with and into Shutterstock, Inc. with Shutterstock, Inc. surviving in the merger (the “Reorganization”). In connection with the Reorganization, the preferred and common membership interests in the LLC, including any interests that vested upon the Reorganization, were exchanged for an aggregate of 28,338,281 shares of Shutterstock, Inc. common stock.

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of March 31, 2014 and the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2014 and its results of consolidated operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013. The financial data and the other financial information disclosed in these notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other future annual or interim period.

There have been no changes in the significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014. These financial statements should also be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2013. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

Acquisition of Virtual Moment, LLC

On March 14, 2014, the Company acquired certain assets and certain liabilities of Virtual Moment, LLC (dba WebDAM) (“WebDAM”) pursuant to an asset purchase arrangement. The transaction was accounted for using the acquisition method, and accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date. The acquisition did not have a material impact on the Company’s reported operating results.

WebDAM sells digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. WebDAM’s products help organizations manage, search, distribute and collaborate on creative digital files in order to grow their brands and reach new audiences. WebDAM’s offerings are particularly attractive to large enterprises, which make up a significant portion of their client base. The Company believes that this acquisition will increase its strategic position with its enterprise customers as well as broaden its product availability to seize market opportunity.

The fair value of consideration transferred in this business combination is allocated to the intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount, if any, recorded as goodwill. The allocation of the acquisition price for this acquisition has been prepared on a preliminary basis, and changes to those allocations may occur as additional information becomes available.

The total preliminary purchase price of $12,416 consists of an initial cash payment of $10,056 and $2,360 in contingent consideration based on certain performance criteria of post-acquisition revenue. As of March 31, 2014, the fair value of the post-acquisition revenue performance-based contingent consideration is included in other non-current liabilities. The fair value of the contingent consideration was determined using a Monte-Carlo simulation approach. The preliminary aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Intangible assets:
Trade name	$500
Customer relationships	2,800
Developed technology	600
Goodwill	8,763
Total assets acquired	836
Total liabilities assumed	(1,083)
Total	$12,416

The identifiable intangible assets have a weighted average life of approximately 7 years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as excess earnings method. The fair values of the trade name and developed technology were both determined using the relief-from-royalty method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $300 of professional fees for the three months ended March 31, 2014 which is included in general and administrative expense.

Pro forma results of operations have not been presented because the effect of this business combination was not material to the Company’s consolidated results of operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company evaluates its significant estimates on an ongoing basis, including, but not limited to allowance for doubtful accounts, sales refund reserve, goodwill, intangibles, non-cash equity-based compensation, income tax provision and for certain non-income tax accruals. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Restricted Cash

The Company’s restricted cash relates to security deposits for leased office locations. As of March 31, 2014 and December 31, 2013, the Company had $243 of restricted cash recorded in prepaid expenses and other current assets that related to a leased office location that expires in 2014 and had $2,017 of restricted cash recorded in other assets that related to leased office locations that expire in 2015 and 2024, respectively. The carrying value of restricted cash approximates fair value.

Revenue Recognition

All revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. The Company’s three primary plans are: subscription plans, On Demand plans, and credit pack plans. The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company’s customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2014 and December 31, 2013, the Company has recorded a chargeback allowance and sales refund allowance of $470 and $425, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

Subscription plans range in length from thirty days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. On Demand plans are typically for a one-year term and permit the customer to download up to a fixed amount of digital content. On Demand revenues are recognized at the time the customer downloads the digital content on a per unit basis. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Credit pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit pack revenue is recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. The Company recognizes revenue from its three types of plans on a gross basis in accordance with the authoritative guidance on principal-agent considerations as the Company is the primary obligor in the arrangement, has control in establishing the product’s price, performs a detailed review of the digital content before accepting it to its collection to ensure it is of high quality before it may be purchased by the customers, can reject contributor’s images in its sole discretion, and has credit risk.

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

The Company also licenses digital content to customers through third party resellers. The Company contracts with third party resellers around the world to access markets where the Company does not have a significant presence. Third party resellers sell the Company’s products directly to end-user customers and remit a fixed amount to the Company based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether the Company’s revenue should be reported on a gross or net basis with respect to our reseller program, the Company follows the authoritative guidance in ASC 605-45, “Principal Agent Considerations.” The Company recognizes revenue net of reseller commission in accordance with the type of plan sold, consistent with the plan descriptions above. The Company generally does not offer refunds or the right of return to resellers.

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

The Company uses the Black Scholes option pricing model to determine the fair value of stock options and other equity-based awards granted pursuant to the Value Appreciation Rights Plan (“VAR Plan”), 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) and stock purchased pursuant to the Employee Stock Purchase Plan (“2012 ESPP”), which are discussed further in Note 11, Equity-Based Compensation.

The determination of the grant date fair value using an option-pricing model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include the Company’s fair value of the common ownership interest pre-IPO, the Company’s closing market price at the grant date post-IPO, the expected unit price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

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

•	Expected Term. The expected term is estimated using the simplified method allowed under Securities and Exchange Commission (“SEC”) guidance.

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

•

Dividend Yield. Prior to the Reorganization, the Company has historically paid cash dividends or distributions to its members. Following the Reorganization, the Company has not paid cash distributions to its stockholders and it does not intend to do so for the foreseeable future. As a result, the Company used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the VAR Plan, the 2012 Plan, and the 2012 ESPP are subject to a time-based vesting requirement. The majority of stock option awards granted under the 2012 Plan vest over four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with the Company’s Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. As of December 31, 2011, no equity-based compensation expense had been recognized with respect to the VAR Plan awards because the qualifying event had not occurred. As a result of the completion of the initial public offering (“IPO”) in October 2012, the Company began recording stock-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of common stock of Shutterstock, Inc. as part of the Company’s Reorganization.

For any equity based awards that qualified for liability classification pre-IPO, the Company has elected to use the intrinsic value method to value the common membership interest in accordance with authoritative guidance on stock compensation. See Note 11, Equity Based Compensation, for further information.

Income Taxes

The Company is a Delaware corporation. Significant management judgment is required in projecting ordinary income/(loss) in order to determine the Company’s estimated effective tax rate.

The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit or lapses in statutes of limitations. Any reserve for uncertain tax provisions, if any, and related penalties and interest, if any, are included in the income tax provision.

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

The Company is subject to certain compliance requirements for non income taxes, value added and sales based taxes. Where appropriate, the Company has made accruals for these taxes, which are reflected in the Company’s consolidated financial statements.

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common stockholders/members by the weighted average number of common shares outstanding during the period. The Company applies the two class method for calculating and presenting income per share. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their contractual participating rights to share in the earnings as if all of the earnings for the period have been distributed. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, are excluded from weighted average number of common shares outstanding. Undistributed net income (loss) for a given period is apportioned to participating members based on the weighted average number of each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. Income available to common shareholders/members is computed by deducting dividends paid to preferred members, accretion to redemption value on preferred members shares, less income allocated to participating securities including unvested shares for the restricted award holder since these unvested shares have participating rights. See Note 11, Equity Based Compensation, for further discussion.

Diluted net income per share is computed by dividing the net income available to common shareholders/members adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive.  Diluted net income available to common stockholders/members for the three months ended March 31, 2014 and 2013 includes the effect of 2,088,181 and 1,837,251 shares, respectively, while 179,883 and 53,750 shares, respectively, were excluded since they were anti-dilutive.

A reconciliation of assumed exercised shares used in calculating basic and diluted income (loss) share available to common stockholders/members follows:

	Three Ended March 31,
	2014	2013
Basic	35,027,480	33,398,797
Stock options and employee stock purchase plan shares	705,980	442,258
Unvested restricted stock awards	105,393	10,788
Diluted	35,838,853	33,851,843

Recently Issued Accounting Standard Updates

None of the recently issued accounting standard updates is expected to have a material impact.

(2) Short Term Investments and Fair Value Measurements

Short term investments are summarized as follows:

	As of March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial Paper	$54,997	$—	$(3)	$54,994
Total	$54,997	$—	$(3)	$54,994

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial Paper	$54,431	$—	$(2)	$54,429
Total	$54,431	$—	$(2)	$54,429

The following table represents the Company’s fair value hierarchy for its financial assets:

	As of March 31, 2014
	Aggregate Fair Value	Level 1	Level 2	Level 3
Commercial Paper	$54,994	$—	$54,994	$—
Total	$54,994	$—	$54,994	$—

	As of December 31, 2013
	Aggregate Fair Value	Level 1	Level 2	Level 3
Commercial Paper	$54,429	$—	$54,429	$—
Total	$54,429	$—	$54,429	$—

The Company’s investments classified as level 2 are priced using quoted market prices for identical assets which are subject to infrequent transactions. Cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and deferred revenue carrying amounts approximate fair value because of the short maturity of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

(3) Information About Revenue By Geographic Areas

The following represents our geographic revenue based on customer location:

	Three Months Ended March 31,
	2014	2013
North America	$26,504	$18,363
Europe	26,649	19,040
Rest of the world	19,624	13,714
Total revenue	$72,777	$51,117

Included in North America is the United States which comprises 32% of total revenue for three months ended March 31, 2014 and 2013. No other country accounts for more than 10% of the Company’s revenue in any period. All long-lived assets are located in North America.

(4) Goodwill and Intangible Assets

The Company’s goodwill balance is attributable to its Bigstockphoto, Inc. (“Bigstock”) and WebDAM reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. The following table summarizes the changes in the Company’s goodwill balance through March 31, 2014:

	Bigstock	WebDAM	Consolidated
Balance as of December 31, 2013	$1,423	$—	$1,423
Goodwill related to acquisitions	—	8,763	8,763
Balance as of March 31, 2014	$1,423	$8,763	$10,186

Intangible assets consist of the following as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
	(unaudited)
Amortizing intangible assets:
Customer relationship	$3,400	$(620)	2,780	6
Trade name	900	(131)	769	9
Developed technology	600	(4)	596	7
Contributor content	450	(135)	315	15
Patents	193	(23)	170	17
Domain name	97	(10)	87	14
Total	$5,640	$(923)	$4,717

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationship	$600	$(600)	$—	4
Trade name	400	(119)	281	14
Contributor content	450	(127)	323	15
Patents	193	(21)	172	17
Domain name	86	(9)	77	15
Total	$1,729	$(876)	$853

Amortization expense was $47 and $56 for the three months ended March 31, 2014 and 2013, respectively. The Company also determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $499 for the remaining nine months of 2014, $666 in 2015, $666 in 2016, $666 in 2017, $666 in 2018 and $1,554 thereafter.

(5) Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2014	December 31, 2013
Computer equipment and software	$17,812	$14,108
Furniture and fixtures	1,965	2,588
Leasehold improvements	13,886	10,669
Property and equipment	33,663	27,365
Less accumulated depreciation	(7,865)	(7,109)
Property and equipment, net	$25,798	$20,256

Depreciation expense amounted to $1,504 and $723 for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset. In connection with its move to its new headquarters, the Company recorded a loss on disposal of certain fixed assets in the amount of $367 for the three months ended March 31, 2014. There was no loss on disposal for the three months ended March 31, 2013.

(6) Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2014	2013
Compensation	$2,934	$6,379
Royalty tax withholdings	5,433	5,305
Construction costs	945	4,501
Non income taxes	4,204	3,994
Professional fees	487	605
Marketing	729	475
Other expenses	4,267	2,379
Total accrued expenses	$18,999	$23,638

(7) Income Taxes

The Company’s effective tax rates for the three month periods ended March 31, 2014 and 2013 were 46.1% and 44.2%, respectively. The Company incurred a discrete tax expense primarily relating to a change in state tax rates and its state apportionment percentage during the three months ended March 31, 2014 and 2013 which increased the effective tax rate by 6.2% and 4.4%, respectively. Excluding this discrete expense, the effective rate would have been 39.9% and 39.8% during the three months ended March 31, 2014 and 2013, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rates and applying discrete items, if any, in the applicable period. The effective tax rate differs from the statutory tax rate due primarily to non-deductible expense related to non-cash equity-based compensation, and meals and entertainment.

During the three months ended March 31, 2014 and 2013, the Company did not record an unrecognized tax benefit for uncertain tax positions taken in prior years. As of March 31, 2014 and December 31, 2013, the Company’s gross unrecognized tax benefit for uncertain tax positions taken in prior years was $1,500 for both periods. To the extent these unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company accrued interest and penalties in the amount of $22 and $9 related to unrecognized tax benefits for the three months ended March 31, 2014 and 2013, respectively.

It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of March 31, 2014, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is insignificant and the unrecognized deferred tax liability is not material.

(8) Term Loan Facility

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

(9) Commitments and Contingencies

The Company leases facilities under agreements accounted for as operating leases. Rental expense, inclusive of operating leases, for the three months ended March 31, 2014 and 2013 was $1,192 and $498, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate tax and operating expense increases.

On March 21, 2013, the Company entered into an operating lease agreement to lease its new office facility in New York, New York. The Company took possession of the premises during the third quarter of 2013, and as a result, the lease commenced. The Company also entered into a letter of credit in the amount of $1,829 as a security deposit for the leased facilities. The letter of credit was collateralized by $1,829 of cash as of March 31, 2014 and December 31, 2013, and as such, is considered to be restricted cash and is included in other assets on the consolidated balance sheet. The lease term is eleven years from the commencement date and aggregate future minimum lease payments are approximately $38,200.

Capital Expenditures

As of March 31, 2014, the Company had no significant purchase commitments related to data server equipment.

Unconditional Purchase Obligations

As of March 31, 2014 and December 31, 2013, the Company had unconditional purchase obligations in the amount of $10,522 and $5,864, which consisted primarily of contracts related to infrastructure services and contractual commitments for marketing services.

As of March 31, 2014, the Company’s unconditional purchase obligations for the remainder of 2014 and for the years ending December 31, 2015, 2016 and 2017 are $4,668, $4,447, $1,343 and $64, respectively. As of December 31, 2013, the Company’s unconditional purchase obligations for the years ending December 31, 2014, 2015 and 2016 are $3,454, $1,845 and $565, respectively.

Legal Matters

From time to time, the Company may become party to litigation in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company reviews reserves, if any, at least quarterly and may change the amount in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and threats of litigation, investigations and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company currently has no material active litigation matters and, as such, no material reserves related to litigation.

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is limited to $10. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of March 31, 2014 and as of December 31, 2013, the Company has recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

Employment Agreements

The Company has entered into employment and change of control arrangements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

(10) Employee Benefit Plans

The Company has a 401(k) defined contribution plan (“401(k) Plan”) and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ compensation per year. Matching contributions also are fully vested and non-forfeitable at all times.

The Company recorded employer matching contributions of $209 and $139 for the three months ended March 31, 2014 and 2013, respectively.

(11) Equity-Based Compensation

Stock Option Activity

The following is a summary of the Company’s stock option awards activity for the three months ended March 31, 2014:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2013	1,861,761	$26.09
Options granted	42,750	79.52
Options exercised	(125,079)	17.49
Options cancelled or forfeited	(66,369)	37.70
Options outstanding at March 31, 2014	1,713,063	$27.83
Vested and exercisable at March 31, 2014	558,408	$16.83

The intrinsic value of the total stock options outstanding at March 31, 2014 and at December 31, 2013 was approximately $76,700 and $107,100, respectively. The intrinsic value of the total stock options vested and exercisable at March 31, 2014 and at December 31, 2013 was approximately $31,100 and $38,900, respectively.

The following weighted average assumptions were used in the fair value calculation for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Expected term (in years)	6.3	6.3
Volatility	49%	49%
Risk-free interest rate	2.1% - 2.4%	1.4%
Dividend yield	0%	0%

The Company recognized non-cash stock-based compensation expense of $1,686 and $613, net of estimated forfeitures, in connection with the vesting of stock options during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the total unrecognized compensation charge related to the 2012 Plan non-vested options was approximately $15,600, which is expected to be recognized through fiscal year 2018.

Restricted Stock Units and Restricted Stock Awards

The following is a summary of the Company’s restricted stock units (“RSUs”) activity for the three months ended March 31, 2014:

	Plan Options	Weighted Average Fair Value
Non-vested balance at December 31, 2013	10,000	$47.17
Units granted	338,025	95.30
Units vested	—	—
Units cancelled or forfeited	—	—
Non-vested balance at March 31, 2014	348,025	$93.92

The Company recognized non-cash stock-based compensation expense of $901 and $0, net of estimated forfeitures, in connection with the vesting of RSUs during the three months ended March 31, 2014 and 2013, respectively.

In connection with the Reorganization, membership interest in the LLC was exchanged for restricted and unrestricted shares of the Company’s stock. The Amended and Restated Restricted Stock Agreement entered into by the Company with an executive governs the terms of the restricted stock inclusive of service vesting terms. As the restricted shares vest, the award’s restrictions will be removed. The Company recognized non-cash equity-based compensation expense of $259 and $259, which is included in general and administrative expense, during the three months ended March 31, 2014 and 2013, respectively, in connection with the normal vesting of restricted stock.

In connections with the WebDAM acquisition, in order to retain the services of certain former WebDAM employees, the Company granted non-vested RSUs that will vest over two years from the date of acquisition. As these equity awards are subject to post-acquisition employment, the Company is accounting for them as compensation expense. A portion of these equity awards are accounted for as liability-classified awards, because the obligations are based on fixed monetary amounts that are known at inception of the obligation, to be settled with a variable number of shares of the Company’s common stock when the equity awards vests. The Company recognized non-cash stock-based compensation expense of $77, in connection with the vesting of these obligations during the three months ended March 31, 2014. There was no non-cash stock-based compensation expense related to these obligations during the three months ended March 31, 2013.

As of March 31, 2014, the total unrecognized non-cash stock-based compensation charge related to the 2012 Plan non-vested restricted stock and RSUs is approximately $35,600, which is expected to be recognized through fiscal year 2017.

Employee Stock Purchase Plan

On October 10, 2012, the Company’s 2012 ESPP became effective. The Company has recognized a non-cash stock-based compensation expense of $214 and $144, net of estimated forfeitures, in connection with the 2012 ESPP for the three months ended March 31, 2014 and 2013. As of March 31, 2014, 94,917 shares have been issued under the 2012 ESPP.

The following table summarizes non-cash equity-based compensation expense included in the Company’s statement of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$249	$55
Sales and marketing	902	203
Product development	949	255
General and administrative	1,037	503
Total	$3,137	$1,016

Item 2:         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Cautionary Statement

The following discussion of our financial condition and results of operations should be read together with our interim consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our global online marketplace brings together users of commercial digital imagery with image creators from around the world. More than 900,000 active, paying users contributed to revenue through March 31, 2014. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2013, 2012 and 2011, we experienced year-to-year revenue retention of 99%, 100%, and 102%, respectively. This means that customers that contributed to revenue in 2012 contributed, in the aggregate, 99% as much revenue in 2013 as they did in 2012. More than 50,000 approved contributors make their images available in our collection, which has grown to more than 35 million images as of March 31, 2014. This makes our collection one of the largest of its kind and, in the twelve months ended December 31, 2013, we delivered more than 100 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

•                  In February 2014, we announced a partnership with the New York based Art Directs Club (“ADC”) that will further both organizations’ commitment to empowering the creative community. The Company will serve as partner in presenting ADC’s highly regarded programs and initiatives including Young Guns, Portfolio Night and the Tomorrow Awards.

•                  In February 2014, we surpassed contributor payouts of $200 million since our founding in 2003, illustrating our dynamic global marketplace and ability to connect artists to image buyers around the world.

•                  In March 2014, we acquired Virtual Moment, LLC (dba WebDAM) (“WebDAM”).  WebDAM sells digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. WebDAM’s products help organizations manage, search, distribute and collaborate on creative files in order to grow its brands and reach new audiences.

•                  In April 2014, we surpassed over 400 million licenses sold since our founding in 2003, highlighting our increasing role in powering business communications worldwide.

As an online marketplace, we generate revenue by selling image licenses and we pay royalties to contributors for each of their images that are downloaded. Approximately half of our revenue and the vast majority of our downloads come from subscription-based users. These customers can download and use a large number of images in their creative process without concern for the incremental cost of each image download. For users who need fewer images, we offer simple, affordable, On Demand pricing, which is presented as a flat rate across all images and sizes. Since the launch of our On Demand purchase options in 2008, revenue from our On Demand purchase options has increased as a percentage of our overall revenue and we expect that this trend will continue.

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

An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past number of years, we increased our investments in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images that they need, the degree to which we make use of the large quantity of data we collect about images and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 35 million images as of March 31, 2014, making it one of the largest libraries of its kind.

On March 14, 2014, the Company acquired certain assets and liabilities of Virtual Moment, LLC (dba WebDAM) (“WebDAM”) pursuant to an asset purchase arrangement. The transaction was accounted for using the acquisition method, and accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date. WebDAM sells digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. WebDAM’s products help organizations manage, search, distribute and collaborate on creative digital files in order to grow its brands and reach new audiences. WebDAM’s offerings are particularly attractive to large enterprises, which make up a significant portion of their client base. We believe that this acquisition will increase our strategic position with our enterprise customers as well as broaden our product availability to seize market opportunity. The acquisition did not have a material impact on the Company’s reported operating results.

Key Business Metrics

In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions, except revenue per download)
Paid downloads (during the period)	29.7	22.4
Revenue per download (during the period)	$2.45	$2.28
Images in collection (end of period)	35.4	25.1

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

Income Taxes.  Historically, we filed our income tax return as a “pass through” New York limited liability company for federal and state income tax purposes and were subject to taxation on allocable portions of our net income and other taxes based on various methodologies employed by taxing authorities in certain localities. As a limited liability company (“LLC”), we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, were subject to income tax on their allocated share of our earnings. On October 5, 2012, we reorganized from a limited liability company to a Delaware corporation. Consequently, our corporate income tax rate has increased significantly now that we are subject to federal, state and additional city income taxes.

As we expand our operations outside of the United States, we may become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

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

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates filed in our Annual Report.

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

	Three Months Ended March 31,
	2014	2013
	(thousands)
Consolidated Statement of Operations:
Revenue	$72,777	$51,117
Operating expenses:
Cost of revenue	29,108	19,821
Sales and marketing	19,276	11,978
Research and development	7,777	4,555
General and administrative	7,517	4,780

Total operating expenses	63,678	41,134
Income from operations	9,099	9,983
Other income (expense), net	21	(12)

Income before income taxes	9,120	9,971
Provision for income taxes	4,202	4,406

Net income	$4,918	$5,565

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2014	2013

Consolidated Statement of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	40	39
Sales and marketing	26	23
Research and development	11	9
General and administrative	10	9

Total operating expenses	87	80

Income from operations	13	20
Other income (expense), net	0	(0)

Income before income taxes	13	20
Provision for income taxes	6	9

Net income	7%	11%

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$72,777	$51,117	$21,660	42%
Operating expenses:
Cost of revenue	29,108	19,821	9,287	47
Sales and marketing	19,276	11,978	7,298	61
Research and development	7,777	4,555	3,222	71
General and administrative	7,517	4,780	2,737	57

Total operating expenses	63,678	41,134	22,544	55

Income from operations	9,099	9,983	(884)	(9)
Other income (expense), net	21	(12)	33	(275)

Income before income taxes	9,120	9,971	(851)	(9)
Provision for income taxes	4,202	4,406	(204)	(5)

Net income	$4,918	$5,565	$(647)	(12)%

Revenue

Revenue increased by $21.7 million, or 42%, to $72.8 million in the three months ended March 31, 2014 compared to the same period in 2013. This increase in revenue was primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the three months ended March 31, 2014 and 2013, respectively, we delivered 29.7 million and 22.4 million paid downloads, and our average revenue per download increased to $2.45 from $2.28. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per download. In the three months ended March 31, 2014 compared to the same period in 2013, percentage of revenue attributable to North America, Europe, and the rest of the world remained flat at 36%, 37% and 27%, respectively.

Cost and Expenses

Cost of Revenue.  Cost of revenue increased by $9.3 million, or 47%, to $29.1 million in the three months ended March 31, 2014 compared to the same period in 2013. Royalties increased $5.7 million, or 39%, driven by an increase in the number of downloads from customers. We anticipate royalties growing proportionately with revenues for the remainder of 2014 and beyond, although royalties as a percentage of revenue may vary from period to period primarily due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $0.8 million, or 45%, to $2.6 million as a result of increased card volume in the three months ended March 31, 2014. We anticipate credit card charges increasing for the remainder of 2014 and beyond as credit card transaction volume increases. Employee-related costs increased $1.0 million, or 84%, driven primarily by increased headcount in customer service, content and website operations to support increased customer volume and a more robust website infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $1.3 million, or 91%, to $2.5 million in the three months ended March 31, 2014 compared to the same period in 2013.

Sales and Marketing.  Sales and marketing expenses increased by $7.3 million, or 61%, to $19.3 million in the three months ended March 31, 2014 compared to the same period in 2013. Advertising expenses, the largest component of our sales and marketing expenses, increased by $3.1 million, or 39%, as compared to the prior period as a result of increased spending on both affiliate and search advertising and new channels in the current period. We anticipate that our global advertising spend will continue to increase in absolute dollars for the remainder of 2014 and beyond, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $3.2 million, or 98%, driven by an increase in sales and marketing headcount to support our expansion into new markets, increased sales commissions as a result of growing revenue from direct sales, and non-cash equity-based compensation.

Research and Development.  Research and development expenses increased by $3.2 million, or 71%, to $7.8 million in the three months ended March 31, 2014 compared to the same period in 2013. Employee-related costs increased by $2.3 million, or 69%, driven primarily by headcount increases in product, engineering and quality assurance to support our increasing number of research and development initiatives for our websites, including ongoing efforts to improve our search capabilities, and increased non-cash equity-based compensation. Consulting costs and hosting costs for internal product development increased by $0.5 million, or 106%, primarily due to costs associated with outsourced and internal product development and quality assurance services related to employee headcount growth.

General and Administrative.  General and administrative expenses increased by $2.8 million, or 58%, to $7.5 million in the three months ended March 31, 2014 compared to the same period in 2013. Employee-related expenses increased by $1.0 million, or 47%, as we added finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our revenue and the infrastructure necessary to operate as a public company. Professional fees and depreciation expense increased by $0.8 million, or 77%, primarily due to tax and legal fees related to our international expansion and increased property and equipment as a result of our new office facilities. Transaction costs increased $0.3 million as a result of the WebDAM acquisition. Costs related to our re-location to our new office facility, including exit, disposal, and moving costs, increased $0.6 million.

Income Taxes.  Income tax expense decreased by $0.2 million, or 5%, to $4.2 million in the three months ended March 31, 2014 compared to the same period in 2013. The Company’s effective tax rates for the three month periods ended March 31, 2014 and 2013 are 46.1% and 44.2%, respectively. The Company incurred a discrete tax expense related primarily to a change in state tax rates and its state apportionment percentage during the three months ended March 31, 2014 and 2013 which increased the effective tax rate by 6.2% and 4.4%, respectively. Excluding this discrete expense, the effective rate would have been 39.9% and 39.8% during the three months ended March 31, 2014 and 2013, respectively.

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

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $158.0 million, which primarily consisted of money market mutual funds and checking accounts. Additionally, we held short-term investments in the amount of $55.0 million all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flow generated from operations. Historically, our principal uses of cash have been funding our operations, capital expenditures and distributions to members.

Our initial public offering in 2012 and subsequent follow-on offering in 2013 raised approximately $147.7 million. We plan to finance our operations and capital expenses largely through our operations. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources, both by reducing our revenues and our net income, as a result of reduced sales, reduced prices and increased promotional activities, among other factors, as well as by requiring us to spend cash on advertising and marketing in an effort to maintain or increase market share in the face of such competition. In addition, the advertising and marketing expenses used to maintain market share and support future revenues will be funded from current capital resources or from borrowings or equity financings. As a result, our ability to grow our business relying largely on funds from our operations is sensitive to competitive pressures and other risks relating to our liquidity or capital resources.

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

Sources and Uses of Funds

We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, leasehold improvements and furniture and fixtures related to office expansion and relocation and general corporate infrastructure. We anticipate capital expenditures of approximately $9 million for the remainder of 2014. See Note 9 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding capital expenditures for the three months ended March 31, 2014 and 2013.

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

In the three months ended March 31, 2014, net cash provided by operating activities was $15.6 million including net income of $4.9 million and non-cash equity-based compensation of $3.1 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $7.7 million, primarily related to an increase in orders for both subscription and On Demand products. Accounts payable and other operating liabilities increased by $2.2 million as trade payables grew in both average size and volume and payroll costs increased due to headcount expansion. Contributor royalties payable increased by $1.8 million due to increasing royalty expenses generated by increased customer download activity.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2014 was $21.5 million consisting of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements and software and website development costs in the amount of $10.9 million. We paid $10.1 million to acquire certain assets and certain liabilities of WebDAM. Additionally, we purchased short-term investments, net of sales, in the amount of $0.6 million.

Financing Activities

Cash provided in financing activity in the three months ended March 31, 2014 was $8.5 million consisting of proceeds of $2.2 million from the issuance of common stock in connection with the exercise of stock options and the corresponding excess tax benefit of $6.3 million as result of the subsequent disposition of the common stock issued.

Contractual Obligations and Commitments

We lease office facilities in New York, New York under operating lease agreements that expire on various dates between 2014 and 2024. We also have several co-location agreements with third-party hosting facilities that between 2014 and 2017. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our co-location facilities as our revenue and customer base grow.

On March 21, 2013, we entered into an operating lease agreement to lease office facility in New York City. The lease commenced in August 2013 and has a lease term of 11 years. The aggregate future minimum lease payment is approximately $38.2 million. The Company also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facility. The letter of credit was collateralized by $1.8 million of cash as of March 31, 2014, and as such, is reported as restricted cash on the consolidated balance sheet as of March 31, 2014.

As of March 31, 2014, the Company’s unconditional purchase obligations for the remainder of 2014 and for the years ending December 31, 2015, 2016 and 2017 are $4,668, $4,447, $1,343 and $64, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Item 3:           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, including risks related to interest rate fluctuation, foreign currency exchange rate fluctuation and inflation.

Interest Rate Fluctuation Risk

Our investments include cash, cash equivalents and short-term investments. Our cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of commercial paper. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents and short-term investments have a maximum term of ninety days, our portfolio’s fair value is not particularly sensitive to interest rate changes. We do not enter into investments for speculative purposes. We determined that the nominal difference in basis points for investing our cash, cash equivalents and short-term investments in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We do not have any borrowings as of March 31, 2014.

Foreign Currency Exchange Risk

Revenues derived from customers residing outside North America as a percentage of total revenue was approximately 64% for both the three months ended March 31, 2014 and 2013, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 34% and 33% for the three months ended March 31, 2014 and 2013, respectively. We have foreign currency risks related to foreign-currency denominated revenues. All amounts owed and paid to our foreign contributors are denominated and paid in the U.S. Dollar. Accordingly, changes in exchange rates will affect our revenue and other operating results as expressed in the U.S. Dollar. Based on our foreign currency denominated revenue for the three months ended March 31, 2014, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.

Because our functional currency is the U.S. Dollar, we have not experienced material fluctuations in our net income as a result of foreign currency transaction gains or losses. During the three months ended March 31, 2013 and 2012, our foreign currency transaction gains and losses were immaterial. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

The Company has established foreign subsidiaries in various countries around the world, and as a result the financial statements of these recently created foreign subsidiaries are recorded in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. During the three months ended March 31, 2013, the Company had determined that the U.S. Dollar was its functional currency worldwide and therefore did not have any foreign currency translation adjustment. During the three months ended March 31, 2014, the Company’s foreign currency transaction activity was immaterial to its financial statements.

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

Item 4:         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.      Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There has been no material change in the planned use of proceeds from the Company’s IPO and follow-on offering from that described in the final prospectuses filed with the SEC pursuant to Rule 424(b) on October 11, 2012 and September 20, 2013, respectively. On March 25, 2013, we used a portion of our IPO proceeds, together with a portion of our cash from operations, to pay off the remaining outstanding balance of $6.0 million on our term loan facility with Silicon Valley Bank. See Part II, Item 7 of the Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

SHUTTERSTOCK, INC.

Dated: May 9, 2014	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014	By:	/s/ Timothy E. Bixby
Timothy E. Bixby
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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