Form 10-Q
period 2014-06-30
Shutterstock, Inc.
filed 2014-08-08
CIK 1549346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 6, 2014
Common Stock, $0.01 par value per share	35,337,200

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

WHERE YOU CAN FIND MORE INFORMATION

Shutterstock’s corporate website is located at www.shutterstock.com .  Shutterstock makes available free of charge, on our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the SEC. Information contained on Shutterstock’s corporate website is not part of this report or any other report filed with the SEC.

Unless the context otherwise indicates, references in this report to the terms “Shutterstock,” the “Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries.

PART I: FINANCIAL INFORMATION

Item 1.          Financial Statements

Shutterstock, Inc.

Consolidated Balance Sheets

(In thousands, except par value amount)

(unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$180,851	$155,355
Short-term investments	54,997	54,429
Credit card receivables	2,898	2,083
Accounts receivable, net	11,119	6,081
Prepaid expenses and other current assets	19,819	19,809
Deferred tax assets, net	4,340	5,431
Total current assets	274,024	243,188
Property and equipment, net	27,575	20,256
Intangible assets, net	4,546	853
Goodwill	10,186	1,423
Deferred tax assets, net	15,097	10,720
Other assets	1,891	2,048
Total assets	$333,319	$278,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,483	$4,164
Accrued expenses	22,473	23,638
Contributor royalties payable	10,845	9,180
Deferred revenue	66,437	52,100
Other liabilities	822	2,846
Total current liabilities	106,060	91,928
Other non-current liabilities	11,794	3,961
Total liabilities	117,854	95,889
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 35,334 and 35,071 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	353	351
Additional paid-in capital	150,495	127,443
Accumulated comprehensive income	44	9
Retained earnings	64,573	54,796
Total stockholders’ equity	215,465	182,599
Total liabilities and stockholders’ equity	$333,319	$278,488

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$80,238	$56,809	$153,016	$107,926

Operating expenses:
Cost of revenue	32,047	21,768	61,159	41,589
Sales and marketing	20,492	13,314	39,768	25,292
Product development	9,275	5,060	17,052	9,615
General and administrative	9,994	5,734	17,508	10,514
Total operating expenses	71,808	45,876	135,487	87,010
Income from operations	8,430	10,933	17,529	20,916
Other (expense) income, net	(19)	20	2	8
Income before income taxes	8,411	10,953	17,531	20,924
Provision for income taxes	3,550	4,090	7,753	8,496
Net income	$4,861	$6,863	$9,778	$12,428
Less:
Undistributed earnings to participating stockholder	10	22	21	41
Net income available to common stockholders	$4,851	$6,841	$9,757	$12,387

Net income per basic share available to common stockholders:
Undistributed	$0.14	$0.20	$0.28	$0.37
Basic	$0.14	$0.20	$0.28	$0.37

Net income per diluted share available to common stockholders:
Undistributed	$0.14	$0.20	$0.27	$0.37
Diluted	$0.14	$0.20	$0.27	$0.37

Weighted average shares outstanding:
Basic	35,148,876	33,471,679	35,089,254	33,435,439
Diluted	35,874,789	34,040,934	35,857,899	33,903,898

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,861	$6,863	$9,778	$12,428
Foreign currency translation gain	18	—	19	—
Unrealized gain on investments	15	—	16	—
Other comprehensive income	33	—	35	—
Comprehensive income	$4,894	$6,863	$9,813	$12,428

See Notes to Unaudited Consolidated Financial Statements

Shutterstock, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,778	$12,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,632	1,725
Write-off of property and equipment	367	—
Deferred taxes	(2,474)	(3,127)
Non-cash equity-based compensation	9,393	2,570
Change in fair value of contingent consideration	40	—
Excess tax benefit from the exercise of stock options	(8,721)	(1,009)
Bad debt reserve	189	244
Chargeback and sales refund reserves	105	20
Amortization of deferred financing fees	—	125
Changes in operating assets and liabilities:
Credit card receivables	(815)	(1,069)
Accounts receivable	(5,227)	(2,941)
Prepaid expenses and other current and non-current assets	8,963	(3,748)
Accounts payable and other current and non-current liabilities	6,638	2,636
Contributor royalties payable	1,665	1,158
Deferred revenue	13,254	8,802
Net cash provided by operating activities	$36,787	$17,814
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,780)	(2,986)
Purchase of investments	(141,788)	—
Sale and maturities of investments	141,235	—
Acquisition of business	(10,056)	—
Security deposit payment	(76)	(1,791)
Net cash used in investing activities	$(25,465)	$(4,777)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,486	1,616
Proceeds from issuance of common stock under Employee Stock Purchase Plan	945	1,065
Excess tax benefit from the exercise of stock options	8,721	1,009
Payment of term loan	—	(6,000)
Payment of offering fees	—	(20)
Net cash provided by (used in) financing activities	$14,152	$(2,330)
Effect of foreign exchange rates changes on cash	22	—
Net increase in cash and cash equivalents	25,496	10,707
Cash and cash equivalents—Beginning	155,355	102,096
Cash and cash equivalents—Ending	$180,851	$112,803
Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$159	$14,194
Interest	$—	$34
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital expenditures in accounts payable and other liabilities	$936	$—

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies

Summary of Operations

Shutterstock, Inc. (the “Company” or “Shutterstock”) operates an industry-leading global marketplace for commercial digital imagery and music. Commercial digital imagery consists of licensed photographs, illustrations and videos that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content while music consists of high-quality music tracks often used to complement the digital imagery. The Company licenses commercial digital imagery and music to its customers. Contributors upload their digital imagery and music tracks to the Company’s website in exchange for a royalty payment based on customer download activity. The Company is headquartered in New York City with offices in Berlin, Chicago, Denver, London, Paris, and San Francisco.

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

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of June 30, 2014, the consolidated statements of operations, comprehensive income and cash flows for the three and six months ended June 30, 2014 and 2013 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2014 and its results of consolidated operations, comprehensive income and cash flows for the three and six months ended June 30, 2014 and 2013. The financial data and the other financial information disclosed in these notes to the financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other future annual or interim period.

There have been no material changes in the significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014. These financial statements should also be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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

WebDAM sells digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. WebDAM’s products help organizations manage, search, distribute and collaborate on creative digital files in order to grow its brands and reach new audiences. WebDAM’s offerings are particularly attractive to large enterprises, which make up a significant portion of their client base. The Company believes that this acquisition will strengthen its strategic position with its enterprise customers as well as broaden its product offerings to larger companies.

The fair value of consideration transferred in this business combination was allocated to the intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis, and changes to those allocations may occur as additional information becomes available.

The total purchase price of $12,416 consists of an initial cash payment of $10,056 and $2,360 in contingent consideration based on certain performance criteria of post-acquisition revenue. The fair value of the contingent consideration was determined using a Monte-Carlo simulation approach. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Intangible assets:
Trade name	$500
Customer relationships	2,800
Developed technology	600
Goodwill	8,763
Total assets acquired	836
Total liabilities assumed	(1,083)
Total	$12,416

The identifiable intangible assets have a weighted average life of approximately seven years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as excess earnings method. The fair values of the trade name and developed technology were both determined using the relief-from-royalty method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $400 of professional fees for the six months ended June 30, 2014 which is included in general and administrative expense. There were no professional fees as a result of the acquisition recorded during the three months ended June 30, 2014.

Pro forma results of operations have not been presented because the effect of this business combination was not material to the Company’s consolidated results of operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company evaluates its significant estimates on an ongoing basis, including, but not limited to allowance for doubtful accounts, contingent consideration, sales refund reserve, goodwill, intangibles, non-cash equity-based compensation, income tax provision and for certain non-income tax accruals. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Restricted Cash

The Company’s restricted cash relates to security deposits for leased office locations. As of June 30, 2014, the Company had $431 of restricted cash recorded in prepaid expenses and other current assets that related to a leased office location that expires in the next twelve months and had $1,829 of restricted cash recorded in other assets that related to a leased office location that expires in 2024. As of December 31, 2013, the Company had $243 of restricted cash recorded in prepaid expenses and other current assets and had $2,017 of restricted cash recorded in other assets. The carrying value of restricted cash approximates fair value.

Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of June 30, 2014, the Company has recorded a deferred rent balance of and $7,470, of which $250 is included in other liabilities and $7,220 is included in other non-current liabilities. As of December 31, 2013, the Company had recorded a deferred rent balance of $4,783, of which $2,406 is included in other liabilities and $2,377 is included in other non-current liabilities.

Revenue Recognition

The vast majority of the Company’s revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. The Company’s three primary plans are: subscription plans, On Demand plans, and credit pack plans. The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company’s customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2014 and December 31, 2013, the Company has recorded a combined chargeback allowance and sales refund allowance of $530 and $425, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

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

The Company licenses digital content to customers through third party resellers. The Company contracts with third party resellers around the world to access markets where the Company does not have a significant presence. Third party resellers sell the Company’s products directly to end-user customers and remit a fixed amount to the Company based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether the Company’s revenue should be reported on a gross or net basis with respect to our reseller program, the Company follows the authoritative guidance in ASC 605-45, “Principal Agent Considerations.” The Company recognizes revenue net of reseller commission in accordance with the type of plan sold, consistent with the plan descriptions above. The Company generally does not offer refunds or the right of return to resellers.

The Company also generates revenue related to WebDAM from licensing its hosted software services through its cloud-based platform and related implementation and professional services. The Company enters into multiple element revenue arrangements in which a customer purchases a combination of hosted software, implementation and optional value added professional services. The Company recognizes revenue for the hosted services monthly provided that there is persuasive evidence of an arrangement, the service has been delivered, the fees are fixed and determinable, and collection is reasonably assured. ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable in multiple-element arrangements, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. The hosted software services are recognized ratably over the contractual period as this service is on-going over the hosting period which is generally a one-year term. The Company defers revenue for the delivered elements until the undelivered element is delivered and then recognizes the delivered element revenue ratably over the longer of the contractual term or the estimated customer relationship period which is currently three years.

Equity-Based Compensation

              The Company measures and recognizes non-cash equity-based compensation expense for all equity-based payment awards made to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to awards with a market condition is recognized regardless of the achievement of the market condition provided the requisite service period is met.

The Company uses the Black Scholes option pricing model, the closing price of the Company’s common stock on the date of grant, and the Monte Carlo simulation model, if the award has a market condition, to determine the fair value of stock options and restricted stock units (“RSUs”), respectively, granted pursuant to the Value Appreciation Rights Plan (“VAR Plan”), 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) and stock purchased pursuant to the Employee Stock Purchase Plan (“2012 ESPP”), which are discussed further in Note 11, Equity-Based Compensation.

The determination of the grant date fair value using an option-pricing model and simulation model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include the Company’s fair value of the common ownership interest pre-IPO, the Company’s closing market price at the grant date post-IPO, the expected unit price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•                  Fair Value of Common Membership Unit. Prior to completion of the IPO, the Company’s fair value of common ownership interest was estimated internally and approved by the Board of Managers (“BOM”) because the Company was not publicly traded. The Company’s intention upon granting VAR Plan awards was for the granted award to have exercisable price per unit that was not less than the per unit fair value of the Company’s common equity on the date of grant. The valuations of the Company’s common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset. The assumptions used in the valuation model were based on future expectations combined with the Company’s judgment. In the absence of a public trading market, the Company exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, the Company’s history and introduction of new functionality and services, the Company’s stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for the common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. The Company also obtained independent third party valuations on a periodic basis. After October 11, 2012, the date the Company’s common stock began trading on the NYSE, the grant date fair value for stock-based awards is based on the closing price of the Company’s common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards shall be the closing price of the Company’s common stock on the NYSE on the relevant date.

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

If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the VAR Plan, the 2012 Plan, and the 2012 ESPP are subject to a time-based vesting requirement and for certain award grants are also based on a market condition. The majority of stock option awards granted under the 2012 Plan vest over four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with the Company’s Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. As of December 31, 2011, no equity-based compensation expense had been recognized with respect to the VAR Plan awards because the qualifying event had not occurred. As a result of the completion of the initial public offering (“IPO”) in October 2012, the Company began recording stock-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of common stock of Shutterstock, Inc. as part of the Company’s Reorganization.

For pre-IPO equity based awards that qualified for liability classification, the Company has elected to use the intrinsic value method to value the common membership interest in accordance with authoritative guidance on stock compensation. See Note 11, Equity-Based Compensation, for further information.

Income Taxes

The Company is a Delaware corporation and is therefore subject to federal and state income tax. Significant management judgment is required in projecting ordinary income/(loss) in order to determine the Company’s estimated effective tax rate.

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

The Company is subject to compliance requirements for certain non income taxes, including value added taxes, sales taxes and royalty withholding taxes. Where appropriate, the Company has made accruals for these taxes, which are reflected in the Company’s consolidated financial statements.

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company applies the two class method for calculating and presenting income per share. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their contractual participating rights to share in the earnings as if all of the earnings for the period have been distributed. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, are excluded from weighted average number of common shares outstanding. Undistributed net income (loss) for a given period is apportioned to participating stockholders based on the weighted average number of shares for each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. Income available to common stockholders is computed by deducting dividends paid to preferred stockholders, accretion to redemption value on preferred members shares, less income allocated to participating securities including unvested shares for the restricted award holder since these unvested shares have participating rights. See Note 11, Equity-Based Compensation, for further discussion.

Diluted net income per share is computed by dividing the net income available to common stockholders adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive.  Diluted net income available to common stockholders for the three and six months ended June 30, 2014 includes the effect of 2,258,623 and 2,173,402 shares, respectively, while 621,799 and 400,842 shares, respectively, were excluded since they were anti-dilutive. Diluted net income available to common stockholders for the three and six months ended June 30, 2013 includes the effect of 1,716,301 and 1,776,776 shares, respectively, while 257,800 and 155,775 shares, respectively, were excluded since they were anti-dilutive.

A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share available to common stockholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic	35,148,876	33,471,679	35,089,254	33,435,439
Stock options and employee stock purchase plan shares	625,273	523,613	665,628	440,345
Unvested restricted stock awards	100,640	45,642	103,017	28,114
Diluted	35,874,789	34,040,934	35,857,899	33,903,898

Recently Issued Accounting Standard Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and will eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact, if any, of adopting this new accounting standard on its financial statements.

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting standard on its financial statements.

(2) Short Term Investments and Fair Value Measurements

Short term investments are summarized as follows:

	As of June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$55,000	$—	$(3)	$54,997
Total	$55,000	$—	$(3)	$54,997

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$54,431	$—	$(2)	$54,429
Total	$54,431	$—	$(2)	$54,429

The following tables present the Company’s fair value hierarchy for its assets and liabilities:

	As of June 30, 2014
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,036	$81,036	$—	$—
Commercial paper	54,997	—	54,997	—
Total assets measured at fair value	$136,033	$81,036	$54,997	$—
Liabilities:
Acquisition related contingent consideration	$2,400	$—	$—	$2,400
Total liabilities measured at fair value	$2,400	$—	$—	$2,400

	As of December 31, 2013
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,548	$81,548	$—	$—
Commercial paper	54,429	—	54,429	—
Total assets measured at fair value	$135,977	$81,548	$54,429	$—

The Company’s investments classified as level 2 are priced using quoted market prices for identical assets which are subject to infrequent transactions. Cash equivalents consist of balances in money market accounts which are classified as a level 1 measurement based on bank reporting. The Company reassesses the fair value of contingent consideration to be settled in cash related to the WebDAM acquisition on a quarterly basis using the Monte-Carlo simulation approach. This contingency is considered a level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving certain milestones and discount rates which are based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. As a result of a shorter discounting period, the Company recorded a change in the fair value of the contingent consideration in the amount of $40 during the three months ended June 30, 2014 which is included in other (expense) income, net. As of June 30, 2014, the fair value of the contingent consideration increased to $2,400 based on its current fair value and is included in other non-current liabilities.

Cash, accounts receivable, restricted cash, accounts payable, accrued expenses and deferred revenue carrying amounts approximate fair value because of the short-term maturity of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

(3) Information About Revenue By Geographic Area

The following table presents the Company’s revenue based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
North America	$29,212	$20,830	$55,777	$39,201
Europe	28,596	20,129	55,212	39,181
Rest of the world	22,430	15,850	42,027	29,544
Total revenue	$80,238	$56,809	$153,016	$107,926

Included in North America is the United States which comprises 32% and 33% of total revenue for the three months ended June 30, 2014 and 2013, respectively, and 32% and 32% of total revenue for the six months ended June 30, 2014 and 2013, respectively. No other country accounts for more than 10% of the Company’s revenue in any period. All long-lived assets are located in the United States.

(4) Goodwill and Intangible Assets

The Company’s goodwill balance is attributable to its Bigstockphoto, Inc. (“Bigstock”) and WebDAM reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. The following table summarizes the changes in the Company’s goodwill balance through June 30, 2014:

	Bigstock	WebDAM	Consolidated
Balance as of December 31, 2013	$1,423	$—	$1,423
Goodwill related to acquisition	—	8,763	8,763
Balance as of June 30, 2014	$1,423	$8,763	$10,186

Intangible assets consist of the following as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)

Amortizing intangible assets:
Customer relationship	$3,400	$(721)	$2,679	6
Trade name	900	(166)	734	9
Developed technology	600	(26)	574	7
Contributor content	450	(143)	307	15
Patents	193	(24)	169	17
Domain name	97	(14)	83	14
Total	$5,640	$(1,094)	$4,546

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationship	$600	$(600)	$—	4
Trade name	400	(119)	281	14
Contributor content	450	(127)	323	15
Patents	193	(21)	172	17
Domain name	86	(9)	77	15
Total	$1,729	$(876)	$853

Amortization expense was $167 and $55 for the three months ended June 30, 2014 and 2013, respectively, and $218 and $112 for the six months ended June 30, 2014 and 2013, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $333 for the remaining six months of 2014, $665 in 2015, $665 in 2016, $665 in 2017, $635 in 2018 and $1,583 thereafter.

(5) Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2014	December 31, 2013
Computer equipment and software	$21,333	$14,108
Furniture and fixtures	2,119	2,588
Leasehold improvements	13,898	10,669
Property and equipment	37,350	27,365
Less accumulated depreciation	(9,775)	(7,109)
Property and equipment, net	$27,575	$20,256

Depreciation expense amounted to $1,914 and $889 for the three months ended June 30, 2014 and 2013, respectively, and $3,414 and $1,613 for the six months ended June 30, 2014 and 2013, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset. In connection with its move to its new headquarters, the Company recorded a loss on disposal of certain fixed assets in the amount of $367 for the six months ended June 30, 2014. There was no loss on disposal for the three months ended June 30, 2014 and 2013 and for the six months ended 2013.

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2014	2013
Royalty tax withholdings	$5,937	$5,305
Compensation	5,749	6,379
Non-income taxes	4,368	3,994
Professional fees	610	605
Marketing	279	475
Construction costs	122	4,501
Other expenses	5,408	2,379
Total accrued expenses	$22,473	$23,638

(7) Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2014 and 2013 are 42.2% and 37.4%, respectively. The Company’s effective tax rates for the six months ended June 30, 2014 and 2013 are 44.2% and 40.6%, respectively. The Company incurred a discrete tax expense relating to a change in its state apportionment percentage during the three and six months ended June 30, 2014, which increased the effective tax rate by 0.3% and 3.4%, respectively. Excluding this discrete expense, the effective rate would be 41.9% and 40.8%, respectively, for the three and six months ended June 30, 2014. The Company has computed the provision for income taxes based on the estimated annual effective tax rates and the application of discrete items, if any, in the applicable period. The effective tax rate differs from the statutory tax rate due primarily to non-deductible expenses related to non-cash equity-based compensation, and meals and entertainment.

During the three and six months ended June 30, 2014, the Company did not record additional unrecognized tax benefits. During the three and six months ended 2013, the Company recorded an unrecognized tax benefit in the amount of $973 for uncertain tax positions taken in prior years. To the extent these unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company accrued interest and penalties in the amount of $25 and $2 related to unrecognized tax benefits for the three months ended June 30, 2014 and 2013, respectively, and during the six months ended June 30, 2014 and 2013, the Company accrued interest and penalties in the amount of $47 and $11 related to unrecognized tax benefits.

It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of June 30, 2014, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is insignificant and the unrecognized deferred tax liability is not material.

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

(9) Commitments and Contingencies

The Company leases facilities under agreements accounted for as operating leases. Rental expense, inclusive of operating leases, for the three months ended June 30, 2014 and 2013 was $976 and $531, respectively, and for the six months ended June 30, 2014 and 2013 was $2,167 and $1,029, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.

On March 21, 2013, the Company entered into an operating lease agreement to lease its new office facility in New York, New York. The Company took possession of the premises during the third quarter of 2013, and as a result, the lease commenced. The Company also entered into a letter of credit in the amount of $1,829 as a security deposit for the leased facilities. The letter of credit was collateralized by $1,829 of cash as of June 30, 2014 and December 31, 2013, and as such, is considered to be restricted cash and is included in other assets on the consolidated balance sheet. The lease term is eleven years from the commencement date and aggregate future minimum lease payments are approximately $38,200.

Capital Expenditures

As of June 30, 2014, the Company had no significant purchase commitments.

Unconditional Purchase Obligations

As of June 30, 2014 and December 31, 2013, the Company had unconditional purchase obligations in the amount of $9,646 and $5,864, respectively, which consisted primarily of contracts related to infrastructure services.

As of June 30, 2014, the Company’s unconditional purchase obligations for the remainder of 2014 and for the years ending December 31, 2015, 2016 and 2017 are $3,354, $4,820, $1,408 and $64, respectively. As of December 31, 2013, the Company’s unconditional purchase obligations for the years ending December 31, 2014, 2015 and 2016 are $3,454, $1,845 and $565, respectively.

Legal Matters

                  From time to time, the Company may become party to litigation in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company reviews reserves, if any, at least quarterly and may change the amount of any such reserve in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and threats of litigation, investigations and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company currently has no material active litigation matters and, as such, no material reserves related to litigation.

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to $10. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of June 30, 2014 and as of December 31, 2013, the Company has recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

Employment Agreements

The Company has entered into employment and change of control arrangements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

(10) Employee Benefit Plans

The Company has a 401(k) defined contribution plan (“401(k) Plan”) and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ compensation per year. Matching contributions are fully vested and non-forfeitable at all times.

The Company recorded employer matching contributions of $237 and $178 for the three months ended June 30, 2014 and 2013, respectively, and $445 and $317 for the six months ended June 30, 2014 and 2013, respectively.

(11) Equity-Based Compensation

Stock Option Awards

The following table presents a summary of the Company’s stock option awards activity for the six months ended June 30, 2014:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2013	1,861,761	$26.09
Options granted	542,750	74.52
Options exercised	(243,757)	18.51
Options cancelled or forfeited	(70,536)	40.57
Options outstanding at June 30, 2014	2,090,218	$39.08
Vested and exercisable at June 30, 2014	591,851	$18.32

The intrinsic value of the total stock options outstanding at June 30, 2014 and at December 31, 2013 was approximately $91,800 and $107,100, respectively. The intrinsic value of the total stock options vested and exercisable at June 30, 2014 and at December 31, 2013 was approximately $38,300 and $38,900, respectively.

The following weighted average assumptions were used in the fair value calculation of stock options granted during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (in years)	10	6.3	6.3	6.3
Volatility	49%	49%	49%	49%
Risk-free interest rate	2.8%	1.0-1.5%	2.1-2.8%	1.0-1.5%
Dividend yield	0%	0%	0%	0%

On April 24, 2014, the Company granted 500,000 stock options with a market-based condition to its Chief Executive Officer (“CEO”). The stock options have an exercise price of $80.94 per share and will not vest or become exercisable unless (i) the CEO remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company’s common stock equals or exceeds $161.88 for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive provided that the CEO remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $21,630 and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion of the requisite service period, no charge will be reversed.

The Company recognized non-cash equity-based compensation expense of $2,043 and $1,130, net of forfeitures, in connection with the vesting of stock options during the three months ended June 30, 2014 and 2013. The Company recognized non-cash equity-based compensation expense of $3,729 and $1,744, net of forfeitures, in connection with the vesting of stock options during the six months ended June 30, 2014 and 2013. As of June 30, 2014, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $34,700, which is expected to be recognized through fiscal year 2020.

Restricted Stock Unit and Restricted Stock Awards

The following table presents a summary of the Company’s RSUs activity for the six months ended June 30, 2014:

	Plan Options	Weighted Average Fair Value
Non-vested balance at December 31, 2013	10,000	$47.17
Units granted	583,725	83.67
Units vested	(2,500)	47.17
Units cancelled or forfeited	(3,800)	86.85
Non-vested balance at June 30, 2014	587,425	$83.18

The Company recognized non-cash stock-based compensation expense of $3,381 and $18, net of estimated forfeitures, in connection with the vesting of RSUs during the three months ended June 30, 2014 and 2013, respectively. The Company recognized non-cash stock-based compensation expense of $4,282 and $18, net of estimated forfeitures, in connection with the vesting of RSUs during the six months ended June 30, 2014 and 2013, respectively.

In connection with the Reorganization, membership interest in the LLC was exchanged for restricted and unrestricted shares of the Company’s stock. The Amended and Restated Restricted Stock Agreement entered into by the Company with an executive governs the terms of the restricted stock inclusive of service vesting terms. As the restricted shares vest, the award’s restrictions will be removed. The Company recognized non-cash equity-based compensation expense of $259, which is included in general and administrative expense, during the three months ended June 30, 2014 and 2013, in connection with the normal vesting of restricted stock. The Company recognized non-cash equity-based compensation expense of $518, which is included in general and administrative expense, during the six months ended June 30, 2014 and 2013, in connection with the normal vesting of restricted stock.

In connection with the WebDAM acquisition, in order to retain the services of certain former WebDAM employees, the Company granted non-vested RSUs that will vest over two years from the date of acquisition. As these equity awards are subject to post-acquisition employment, the Company accounts for them as compensation expense. A portion of these equity awards are accounted for as liability-classified awards, because the obligations are based on fixed monetary amounts that are known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock when the equity awards vest. The Company recognized non-cash stock-based compensation expense of $414 and $491, respectively, in connection with the vesting of these obligations during the three and six months ended June 30, 2014, respectively. There was no non-cash stock-based compensation expense related to these obligations during the three and six months ended June 30, 2013.

On April 24, 2014, the Company granted 100,000 RSUs with a market-based condition to its Chief Executive Officer (“CEO”). The RSUs will not vest or become exercisable unless (i) the CEO remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company’s common stock equals or exceeds $161.88 for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive provided that the CEO remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $5,870 and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion of the requisite service period, no charge will be reversed.

As of June 30, 2014, the total unrecognized non-cash stock-based compensation charge related to the 2012 Plan non-vested restricted stock and RSUs is approximately $47,700, which is expected to be recognized through fiscal year 2020.

Employee Stock Purchase Plan

On October 10, 2012, the Company’s 2012 ESPP became effective. The Company recognized non-cash stock-based compensation expense of $159 and $147, net of estimated forfeitures, for the three months ended June 30, 2014 and 2013, respectively. The Company recognized non-cash stock-based compensation expense of $373 and $290, net of estimated forfeitures, for the six months ended June 30, 2014 and 2013. As of June 30, 2014, 112,030 shares of the Company’s common stock have been issued under the 2012 ESPP.

The following table summarizes non-cash equity-based compensation expense included in the Company’s statement of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$368	$110	$617	$165
Sales and marketing	968	304	1,870	507
Product development	1,775	329	2,724	584
General and administrative	3,145	811	4,182	1,314
Total	$6,256	$1,554	$9,393	$2,570

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

Overview

We operate an industry-leading global marketplace for commercial digital imagery and music. Commercial digital imagery consists of licensed photographs, illustrations and videos that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content while music consists of high-quality music tracks which is often used to complement the digital imagery. Demand for commercial digital imagery and music comes primarily from businesses, marketing agencies and media organizations.

Our global online marketplace brings together users of commercial digital imagery and music with creators from around the world. More than one million active, paying users contributed to revenue through June 30, 2014. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2013, 2012 and 2011, we experienced year-to-year revenue retention of 99%, 100%, and 102%, respectively. This means that customers that contributed to revenue in 2012 contributed, in the aggregate, 99% as much revenue in 2013 as they did in 2012. More than 60,000 approved contributors make their images available in our collection, which has grown to more than 38 million images as of June 30, 2014. This makes our collection one of the largest of its kind and, in the twelve months ended December 31, 2013, we delivered more than 100 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

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

•          In March 2014, we acquired certain assets and liabilities of Virtual Moment, LLC (dba WebDAM) (“WebDAM”).  WebDAM sells digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. WebDAM’s products help organizations manage, search, distribute and collaborate on creative files in order to grow its brands and reach new audiences.

•          In April 2014, we surpassed over 400 million licenses sold since our founding in 2003, highlighting our increasing role in powering business communications worldwide.

•          In June 2014, we announced the launch of Shutterstock Music. This new product features thousands of high-quality audio tracks available through our strategic partner and offers simple and affordable license options, making it easier for businesses, marketers, producers and filmmakers to add quality sounds to commercial videos.

•          In July 2014, we launched a new image discovery tool called Palette. This latest addition to the Company’s Labs Site creates a unique experience for customers searching our collection using color themes.

As an online marketplace, we generate revenue by licensing images, videos and music to our customers. We pay royalties to our contributors for each piece of their content that is downloaded. Approximately half of our revenue and the vast majority of our downloads come from subscription-based customers. These customers can download and use a large number of images in their creative process without concern for the incremental cost of each image download. For customers who need fewer images, we offer simple, affordable, On Demand pricing, which is presented as a fixed price across all images, clips and sizes. Since the launch of our On Demand purchase options in 2008, revenue from these purchase options has increased as a percentage of our overall revenue and we expect that this trend will continue.

Each time an image, video clip or music track is downloaded, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue as described on our websites. Royalties are typically paid to contributors on a monthly basis subject to withholding taxes and certain payout minimums. Royalties represent the largest component of our operating expenses and tend to increase proportionally with revenue.

Our cost of revenue is substantially similar as a percentage of revenue for our On Demand and subscription-based purchase options. While contributors earn a fixed amount per download for some of our plans, we have set the per-download amount paid to our contributors for each of our purchase options so that contributors earn more per download from plans where we collect higher revenue per download. In other words, we strive to deliver a similar percentage of revenue to contributors regardless of which purchase option a customer chooses. Cost of revenue for our On Demand purchase options has been slightly lower than that of our subscription-based options; however, this difference has historically represented less than 5% of revenue. As a result, we expect that shifts in the relative popularity of these two purchase options will not materially impact our cost of revenue.

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

An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, we increased our investments in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery and music is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images, videos and music that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 38 million images as of June 30, 2014, making it one of the largest libraries of its kind.

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

Key Business Metrics

In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions, except revenue per download)		(in millions, except revenue per download)
Paid downloads (during the period)	31.5	24.3	61.2	46.7
Revenue per download (during the period)	$2.52	$2.33	$2.49	$2.31
Images in collection (end of period)	38.8	27.3	38.8	27.3

Paid Downloads

Measuring the number of paid downloads that our customers make in any given period is important because our revenue and contributor royalties are driven by paid download activity. For customers that choose our On Demand purchase options, each incremental download results in incremental recognition of revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each incremental download, but we believe that download activity is an important measure of the value that a customer is getting from a subscription and the likelihood that the customer will renew. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations, video clips or music tracks, excluding re-downloads of images, video clips or music tracks that a customer has downloaded in the past (which do not generate incremental revenue or contributor royalty expense) and downloads of our free image of the week (which we make available as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).

Revenue per Download

We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period. Revenue per download metric excludes the impact of revenue that is not derived or associated with the download of images, video clips or music tracks. This metric captures both changes in our pricing, if any, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others. For example, when a customer pays $49.00 for five On Demand images, we earn more revenue per download ($9.80) than when a customer purchases a one-month subscription for $249.00 and downloads 100 images during the month ($2.49 per download). Over the last three years, revenue from each of our purchase options has grown, however our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand purchase options. Revenue per download has increased steadily over the last three years, almost entirely due to the change in product mix. During this period, pricing has remained relatively constant.

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

Key Components of Our Results of Operations

Revenue

The vast majority of our revenue is generated by licensing commercial digital imagery and music. The significant majority of our revenue is generated via either subscription or On Demand purchase options. We generate subscription revenue through the sale of subscriptions varying in length from 30 days to one year. Our most popular subscription offering allows up to 25 image downloads per day for a flat monthly fee. In substantially all cases, we receive the full amount of the subscription payment by credit card at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. We generate On Demand revenue through the sale of fixed packages of downloads varying in quantity from one image to 25 images, one video clip to 25 video clips or single music tracks. We also generate On Demand revenue through Bigstock via the sale of both credits plans (which enable a customer to purchase a fixed number of credits which can then be utilized to download images anytime within one year). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images are downloaded or when the right to download images expires (typically 365 days after purchase). We provide a number of other purchase options which together represented approximately 14% and 10% of our revenue in 2013 and 2012, respectively. These purchase options include custom accounts (for customers that need multi-seat access, invoicing, greater or unlimited indemnification, or a higher volume of images) and video footage (which are sold both individually and in fixed packages). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images, video clips or music tracks are downloaded or when the right to download expires (typically 365 days after purchase). Some of our larger custom accounts are invoiced at or after the time of sale and pay us on credit terms. Some custom accounts pay in quarterly installments over the course of an annual commitment. We also generate revenue through WebDAM which was acquired in March 2014. WebDAM licenses digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. The product offerings typically have a license contract of one year.

Our deferred revenue consists of paid but unrecognized subscription revenue, On Demand revenue, and other revenue. Deferred revenue is recognized as revenue when images, video clips or music tracks are downloaded (On Demand), through the passage of time (subscriptions) or when credits or the right to download images, video clips or music tracks expire, and when all other revenue recognition criteria have been met.

Costs and Expenses

Cost of Revenue.   Cost of revenue consists of royalties paid to contributors, credit card processing fees, image and video clip review costs, customer service expenses, the infrastructure costs related to maintaining our websites and associated employee compensation, including non-cash equity-based compensation, bonuses and benefits, allocated facility costs and other supporting overhead costs. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future as our revenue grows.

Sales and Marketing.   Sales and marketing expenses include third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing expenses also include associated employee compensation, including non-cash equity-based compensation, bonuses and benefits, and commissions as well as allocated facility and other supporting overhead costs. We expect sales and marketing expenses to increase in absolute dollars in the foreseeable future as we continue to invest in new customer acquisition.

Product Development.   Product development expenses consist of employee compensation, including non-cash equity-based compensation, benefits and bonuses, and expenses related to contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development expenses as incurred, except for costs that are capitalized for certain software development projects that have demonstrated technological feasibility. We expect product development expenses to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and enhancing the functionality of our existing products.

General and Administrative.   General and administrative expenses include employee compensation, including, non-cash equity-based compensation, bonuses and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology, business intelligence and other administrative personnel. In addition, general and administrative expenses include outside legal and accounting services, insurance, facilities costs and other supporting overhead costs. We expect to incur incremental general and administrative expenses to support our growth and to support operating as a public company.

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

As we continue to expand our operations outside of the United States, we will likely become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

Our GAAP income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

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

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K.

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

We have chosen to rely on certain reduced reporting requirements provided by the JOBS Act.  Specifically, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

Results of Operations

The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Consolidated Statements of Operations:
Revenue	$80,238	$56,809	$153,016	$107,926
Operating expenses:
Cost of revenue	32,047	21,768	61,159	41,589
Sales and marketing	20,492	13,314	39,768	25,292
Product development	9,275	5,060	17,052	9,615
General and administrative	9,994	5,734	17,508	10,514
Total operating expenses	71,808	45,876	135,487	87,010
Income from operations	8,430	10,933	17,529	20,916
Other (expense) income, net	(19)	20	2	8
Income before income taxes	8,411	10,953	17,531	20,924
Provision for income taxes	3,550	4,090	7,753	8,496
Net income	$4,861	$6,863	$9,778	$12,428

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	40	38	40	39
Sales and marketing	26	24	26	23
Product development	12	9	11	9
General and administrative	12	10	11	10
Total operating expenses	90	81	88	81
Income from operations	10	19	12	19
Other (expense) income, net	0	0	0	0
Income before income taxes	10	19	12	19
Provision for income taxes	5	7	5	8
Net income	5%	12%	7%	11%

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$80,238	$56,809	$23,429	41%
Operating expenses:
Cost of revenue	32,047	21,768	10,279	47
Sales and marketing	20,492	13,314	7,178	54
Product development	9,275	5,060	4,215	83
General and administrative	9,994	5,734	4,260	74
Total operating expenses	71,808	45,876	25,932	57
Income from operations	8,430	10,933	(2,503)	(23)
Other (expense) income, net	(19)	20	(39)	(195)
Income before income taxes	8,411	10,953	(2,542)	(23)
Provision for income taxes	3,550	4,090	(540)	(13)
Net income	$4,861	$6,863	$(2,002)	(29)%

Revenue

Revenue increased by $23.4 million, or 41%, to $80.2 million in the three months ended June 30, 2014 compared to the same period in 2013. This increase in revenue was primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the three months ended June 30, 2014 and 2013, respectively, we delivered 31.5 million and 24.3 million paid downloads, and our average revenue per download during these periods increased to $2.52 from $2.33. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. In the three months ended June 30, 2014 compared to the same period in 2013, revenue from North America decreased to 36% from 37% while revenue from Europe increased to 36% from 35% and revenue from the rest of the world remained flat at 28%.

Cost and Expenses

Cost of Revenue.   Cost of revenue increased by $10.3 million, or 47%, to $32.0 million in the three months ended June 30, 2014 compared to the same period in 2013. Royalties increased $6.5 million, or 41%, driven by an increase in the number of downloads from customers. We anticipate royalties growing in line with revenues for the remainder of 2014 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $0.7 million, or 35%, to $2.7 million as a result of an increased card volume in the three months ended June 30, 2014. We anticipate credit card charges increasing for the remainder of 2014 and beyond as credit card transaction volume increases. Employee-related expenses increased $1.2 million, or 79%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $1.4 million, or 88%, to $2.9 million in the three months ended June 30, 2014 compared to the same period in 2013.

Sales and Marketing.   Sales and marketing expenses increased by $7.2 million, or 54%, to $20.5 million in the three months ended June 30, 2014 compared to the same period in 2013. Advertising expenses, the largest component of our sales and marketing expenses, increased by $3.3 million, or 41%, as compared to the same period in 2013 as a result of increased spending on both affiliate and search advertising and new channels in the current period. We anticipate that our global advertising spend will continue to increase in absolute dollars for the remainder of 2014 and beyond, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $3.2 million, or 74%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales force.

Product Development.   Product development expenses increased by $4.2 million, or 83%, to $9.3 million in the three months ended June 30, 2014 compared to the same period in 2013. Employee-related expenses increased by $3.5 million, or 94%, driven by an increase in headcount in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, as well as ongoing efforts to improve our search capabilities.

General and Administrative.   General and administrative expenses increased by $4.3 million, or 74%, to $10.0 million in the three months ended June 30, 2014 compared to the same period in 2013. Employee-related expenses, excluding non-cash equity based compensation, increased by $0.7 million, or 35%, driven by as increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our business and the infrastructure necessary to operate as a public company. Non-cash equity based compensation increased by $2.3 million to $3.1 million primarily due to the equity awards granted to our CEO, as well as increases in equity awards granted as a result of the WebDAM acquisition and equity awards to both new and existing employees.

Income Taxes.   Income tax expense decreased by $0.5 million, or 13%, to $3.6 million in the three months ended June 30, 2014 compared to the same period in 2013. Our effective tax rates for the three months ended June 30, 2014 and 2013 are 42.2% and 37.4%, respectively. During the three months ended June 30, 2014, we incurred a discrete tax expense related primarily to a change in state tax rates and our state apportionment percentage increasing our effective tax rate by 0.3%. During the three months ended June 30, 2013, we recognized a discrete tax benefit upon filing our final LLC tax return for the 2012 fiscal period which decreased our effective tax rate by 1.4%. Excluding these discrete items, the effective rate would have been 41.9% and 38.8% during the three months ended June 30, 2014 and 2013, respectively.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$153,016	$107,926	$45,090	42%
Operating expenses:
Cost of revenue	61,159	41,589	19,570	47
Sales and marketing	39,768	25,292	14,476	57
Product development	17,052	9,615	7,437	77
General and administrative	17,508	10,514	6,994	67
Total operating expenses	135,487	87,010	48,477	56
Income from operations	17,529	20,916	(3,387)	(16)
Other income (expense), net	2	8	(6)	(75)
Income before income taxes	17,531	20,924	(3,393)	(16)
Provision for income taxes	7,753	8,496	(743)	(9)
Net income	$9,778	$12,428	$(2,650)	(21)%

Revenue

Revenue increased by $45.1 million, or 42%, to $153.0 million in the six months ended June 30, 2014 compared to the same period in 2013. This increase in revenue is primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the six months ended June 30, 2014 and 2013, respectively, we delivered 61.1 million and 46.7 million paid downloads, and our average revenue per download during these periods increased to $2.48 from $2.31. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. In the six months ended June 30, 2014 compared to the same period in 2013, revenue from North America increased to 37% from 36% while revenue from Europe remained flat at 36% and revenue from the rest of the world decreased to 27% from 28%.

Cost and Expenses

Cost of Revenue.   Cost of revenue increased by $19.6 million, or 47%, to $61.2 million in the six months ended June 30, 2014 compared to the same period in 2013. Royalties increased $12.3 million, or 40%, driven by an increase in the number of downloads from customers. We anticipate royalties growing in line with revenues for the remainder of 2014 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $1.5 million, or 40%, to $5.3 million as a result of an increased card volume in the six months ended June 30, 2014. We anticipate credit card charges increasing for the remainder of 2014 and beyond as credit card transaction volume increases. Employee-related expenses increased by $2.3 million, or 82%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $2.5 million, or 90%, to $5.4 million in the six months ended June 30, 2014 as compared to the same period in 2013.

Sales and Marketing.   Sales and marketing expenses increased by $14.5 million, or 57%, to $39.8 million in the six months ended June 30, 2014 compared to the same period in 2013. Advertising expenses, the largest component of our sales and marketing expenses, increased by $6.4 million, or 40%, as compared to the same period in 2013 as a result of increased spending on affiliate and search advertising and new channels in the current period. We anticipate that our global advertising spend will continue to increase in absolute dollars for the remainder of 2014 and beyond, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $6.4 million, or 84%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of an increase revenue from our direct sales force.

Product Development.   Product development expenses increased by $7.4 million, or 77%, to $17.1 million in the six months ended June 30, 2014 compared to the same period in 2013. Employee-related expenses increased by $5.8 million, or 82%, driven by an increase in headcount in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, as well as ongoing efforts to improve our search capabilities. Consulting costs and hosting costs increased by $1.0 million, or 118%, primarily due to costs associated with outsourced and internal product development and quality assurance services.

General and Administrative.   General and administrative expenses increased by $7.0 million, or 67%, to $17.5 million in the six months ended June 30, 2014 compared to the same period in 2013. Employee-related expenses, excluding non-cash equity based compensation, increased by $1.2 million, or 32%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth of our business and the infrastructure necessary to operate as a public company. Non-cash equity based compensation increased by $2.9 million to $4.2 million primarily due to the equity awards granted to our CEO as well as increases in equity awards granted as a result of the WebDAM acquisition and equity awards to both new and existing employees. Professional fees and depreciation expense increased by $1.6 million, or 74%, primarily due to tax and legal fees incurred as the result of our international expansion and increased property and equipment as a result of our new office facilities. Transaction costs increased $0.4 million as a result of the WebDAM acquisition. Costs related to our re-location to our new office facility, including exit, disposal, and moving costs, increased $0.4 million.

Income Taxes.   Income tax expense decreased by $0.7 million, or 9%, to $7.8 million in the six months ended June 30, 2014 compared to the same period in 2013. Our effective tax rates for the six months ended June 30, 2014 and 2013 are 44.2% and 40.6%, respectively. During the six months ended June 30, 2014, we incurred a discrete tax expense related primarily to a change in state tax rates and our state apportionment percentage increasing our effective tax rate by 3.4%. During the six months ended June 30, 2013, we incurred a discrete tax expense primarily to a change in state tax rates and our state apportionment percentage offset by a discrete tax benefit recognized upon filing our final LLC tax return for the 2012 fiscal period. These discrete items increased our effective tax rate by 1.3% during the six months ended June 30, 2013. Excluding these discrete items, the effective rate would have been 40.8% and 39.3% during the six months ended June 30, 2014 and 2013, respectively.

Quarterly Trends

Our operating results may fluctuate from quarter to quarter as a result of a variety of factors, including, but not limited to, the effects of some seasonal trends in customer behavior. For example, we expect usage to decrease during the fourth quarter of each calendar year due to the year-end holiday vacation season, and to increase in the first quarter of each calendar year as many customers return to work. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues tend to be smoother and less volatile than if we had no subscription-based customers.

In addition, expenditures on digital imagery by customers tend to be discretionary in nature, reflecting overall economic conditions, the economic prospects of specific industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $180.9 million, which consists primarily of money market mutual funds and checking accounts. Additionally, we held short-term investments in the amount of $55.0 million all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flow generated from operations. Historically, our principal uses of cash have been funding our operations, capital expenditures, business acquisitions, and distributions to members.

Our initial public offering in 2012 and subsequent follow-on offering in 2013 raised approximately $147.7 million. We plan to finance our operations and capital expenses largely through our operations. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources, by reducing both our revenues and our net income, as a result of reduced sales, reduced prices and increased promotional activities, among other factors, as well as by requiring us to spend more money on advertising and marketing in an effort to maintain or increase market share in the face of such competition. In addition, the advertising and marketing expenses used to maintain market share and support future revenues will be funded from current capital resources or from borrowings or equity financings. As a result, our ability to grow our business relying largely on funds from our operations is sensitive to competitive pressures and other risks relating to our liquidity or capital resources.

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

Sources and Uses of Funds

We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, leasehold improvements and furniture and fixtures related to office expansion and relocation and general corporate infrastructure. We anticipate capital expenditures of approximately $5 million for the remainder of 2014. See Note 9 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding capital expenditures for the six months ended June 30, 2014 and 2013.

Cash Flows

Operating Activities

Our primary source of cash from operating activities is cash collections from our customers. The majority of our revenues are generated from credit card transactions and are typically settled within one to five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to contributors, vendors and employee-related expenditures.

In the six months ended June 30, 2014, net cash provided by operating activities was $36.8 million including net income of $9.8 million and non-cash equity-based compensation of $9.4 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $13.3 million, primarily related to an increase in purchases for both subscription and On Demand products. Accounts payable and other operating liabilities increased by $6.6 million as trade payables grew in volume and payroll costs increased due to headcount expansion. Contributor royalties payable increased by $1.7 million due to increasing royalty expenses as the result of increased customer download activity.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2014 was $25.5 million consisting of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements and software and website development costs in the amount of $14.8 million. We paid $10.1 million to acquire certain assets and certain liabilities of WebDAM. Additionally, we purchased short-term investments, net of sales, in the amount of $0.6 million.

Financing Activities

Cash provided by financing activities in the six months ended June 30, 2014 was $14.2 million consisting of proceeds in the amount of $5.4 million from the issuance of common stock in connection with the exercise of stock options and purchase of common stock pursuant to our 2012 ESPP and the corresponding excess tax benefit of $8.7 million as result of the subsequent disposition of the common stock issued.

Contractual Obligations and Commitments

We lease office facilities under operating lease agreements that expire on various dates between 2014 and 2024. We also have several co-location agreements with third-party hosting facilities that expire between 2014 and 2017. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our office and co-location facilities as our revenue and customer base continue to grow and diversify.

On March 21, 2013, we entered into an operating lease agreement to lease our office facility in New York City. The lease commenced in August 2013 and has a lease term of 11 years. The aggregate future minimum lease payments are approximately $38.2 million. The Company also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facility. The letter of credit is collateralized by $1.8 million of cash as of June 30, 2014, and as such, is reported as restricted cash on the consolidated balance sheet as of June 30, 2014.

As of June 30, 2014, our unconditional purchase obligations for the remainder of 2014 and for the years ending December 31, 2015, 2016 and 2017 are $3,354, $4,820, $1,408 and $64, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Item 3:                                                        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, including risks related to interest rate fluctuation, foreign currency exchange rate fluctuation and inflation.

Interest Rate Fluctuation Risk

Our investments include cash, cash equivalents and short-term investments which consist of commercial paper. Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents and short-term investments have a maximum term of ninety days, our portfolio’s fair value is not particularly sensitive to interest rate changes. We do not enter into investments for speculative purposes. We determined that the nominal difference in basis points for investing our cash, cash equivalents and short-term investments in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We do not have any borrowings as of June 30, 2014.

Foreign Currency Exchange Risk

Revenues derived from customers residing outside North America as a percentage of total revenue was 64% and 63% for the three months ended June 30, 2014 and 2013, respectively, and 63% and 64% for the six months ended June 30, 2014 and 2013, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was 33% and 34% for the three and six months ended June 30, 2014, respectively, and 32% and 33% for the three and six months ended June 30, 2013, respectively. We have foreign currency exchange risks related to non-U.S Dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. Dollar and therefore do not create foreign currency exchange risk. However, changes in exchange rates will affect our revenue and certain operating expenses, primarily employee-related expenses for our non-U.S employees. Based on our foreign currency denominated revenue for the three and six months ended June 30, 2014, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.

Because the majority of our revenue and expenses are incurred in the U.S. Dollar, we have not experienced material fluctuations in our net income as a result of foreign currency transaction gains or losses. During the three and six months ended June 30, 2014 and 2013, our foreign currency transaction gains and losses were immaterial. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

The Company has established foreign subsidiaries in various countries around the world, and as a result the financial statements of these recently created foreign subsidiaries are recorded in the applicable foreign currency (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. During the three and six months ended June 30, 2013, our foreign subsidiaries did not have any material activity and therefore we did not have any foreign currency translation adjustment during these periods. During the three and six months ended June 30, 2014, the Company’s foreign currency transaction activity was immaterial to its financial statements.

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

Item 4:                                                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.                                                Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with SEC on February 28, 2014, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

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

SHUTTERSTOCK, INC.

Dated: August 8, 2014	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2014	By:	/s/ Timothy E. Bixby
Timothy E. Bixby
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*#	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

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