Form 10-Q
period 2014-09-30
Shutterstock, Inc.
filed 2014-11-07
CIK 1549346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common Stock, $0.01 par value per share	35,436,148

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

PART I: FINANCIAL INFORMATION

Item 1.          Financial Statements

Shutterstock, Inc.

Consolidated Balance Sheets

(In thousands, except par value amount)

(unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$210,760	$155,355
Short-term investments	49,720	54,429
Credit card receivables	3,758	2,083
Accounts receivable, net	12,938	6,081
Prepaid expenses and other current assets	14,462	19,809
Deferred tax assets, net	4,951	5,431
Total current assets	296,589	243,188
Property and equipment, net	26,422	20,256
Intangible assets, net	4,710	853
Goodwill	10,186	1,423
Deferred tax assets, net	16,193	10,720
Other assets	1,903	2,048
Total assets	$356,003	$278,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,686	$4,164
Accrued expenses	22,394	23,638
Contributor royalties payable	12,239	9,180
Deferred revenue	71,850	52,100
Other liabilities	1,901	2,846
Total current liabilities	114,070	91,928
Other non-current liabilities	11,700	3,961
Total liabilities	125,770	95,889
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 35,430 and 35,071 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	354	351
Additional paid-in capital	160,099	127,443
Accumulated comprehensive (loss) income	(72)	9
Retained earnings	69,852	54,796
Total stockholders’ equity	230,233	182,599
Total liabilities and stockholders’ equity	$356,003	$278,488

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$83,730	$59,558	$236,745	$167,484

Operating expenses:
Cost of revenue	33,260	22,936	94,419	64,525
Sales and marketing	21,122	14,947	60,890	40,240
Product development	9,870	5,685	26,922	15,300
General and administrative	10,588	6,076	28,095	16,590
Total operating expenses	74,840	49,644	210,326	136,655
Income from operations	8,890	9,914	26,419	30,829
Other (expense) income, net	(50)	20	(48)	29
Income before income taxes	8,840	9,934	26,371	30,858
Provision for income taxes	3,562	3,740	11,315	12,238
Net income	$5,278	$6,194	$15,056	$18,620
Less:
Undistributed earnings to participating stockholder	9	18	31	59
Net income available to common stockholders	$5,269	$6,176	$15,025	$18,561

Net income per basic share available to common stockholders:
Undistributed	$0.15	$0.18	$0.43	$0.55
Basic	$0.15	$0.18	$0.43	$0.55

Net income per diluted share available to common stockholders:
Undistributed	$0.15	$0.18	$0.42	$0.55
Diluted	$0.15	$0.18	$0.42	$0.55

Weighted average shares outstanding:
Basic	35,304,066	33,692,876	35,161,644	33,522,289
Diluted	35,931,454	34,280,656	35,883,202	34,043,573

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Comprehensive (Loss)/Income

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$5,278	$6,194	$15,056	$18,620
Foreign currency translation loss	(121)	—	(105)	—
Unrealized gain on investments	14	—	24	—
Other comprehensive loss	(107)	—	(81)	—
Comprehensive income	$5,171	$6,194	$14,975	$18,620

See Notes to Unaudited Consolidated Financial Statements

Shutterstock, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,056	$18,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,757	2,738
Write-off of property and equipment	367	—
Deferred taxes	(4,181)	15,086
Non-cash equity-based compensation	15,728	4,422
Change in fair value of contingent consideration	110	—
Excess tax benefit from the exercise of stock options	(10,224)	(3,226)
Bad debt reserve	516	464
Chargeback and sales refund reserves	170	85
Amortization of deferred financing fees	—	125
Changes in operating assets and liabilities:
Credit card receivables	(1,704)	(1,153)
Accounts receivable	(7,374)	(4,176)
Prepaid expenses and other current and non-current assets	15,574	(20,508)
Accounts payable and other current and non-current liabilities	7,978	5,971
Contributor royalties payable	3,059	2,018
Deferred revenue	18,667	11,995
Net cash provided by operating activities	$59,499	$32,461
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,334)	(4,788)
Purchase of investments	(214,506)	—
Sale and maturities of investments	219,239	—
Acquisition of business	(10,056)	—
Acquisition of digital content	(331)
Security deposit receipt/(payment)	145	(1,821)
Net cash used in investing activities	$(21,843)	$(6,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in follow-on offering	—	65,895
Proceeds from exercise of stock options	6,673	4,003
Proceeds from issuance of common stock under Employee Stock Purchase Plan	945	1,065
Excess tax benefit from the exercise of stock options	10,224	3,226
Payment of term loan	—	(6,000)
Payment of offering fees	—	(618)
Net cash provided by financing activities	$17,842	$67,571
Effect of foreign exchange rates changes on cash	(93)	—
Net increase in cash and cash equivalents	55,405	93,423
Cash and cash equivalents—Beginning	155,355	102,096
Cash and cash equivalents—Ending	$210,760	$195,519
Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$235	$14,194
Interest	$—	$34
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital expenditures in accounts payable and other liabilities	$4,436	$1,160

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies

Summary of Operations

Shutterstock, Inc. (the “Company” or “Shutterstock”) operates an industry-leading global marketplace for commercial digital imagery and music. Commercial digital imagery consists of licensed photographs, illustrations and videos that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content while music consists of high-quality music tracks often used to complement the digital imagery. The Company licenses commercial digital imagery and music to its customers. Contributors upload their digital imagery and music tracks to the Company’s website in exchange for a royalty payment based on customer download activity. The Company is headquartered in New York City with offices in Amsterdam, Berlin, Chicago, Denver, London, Paris, and San Francisco.

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

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of September 30, 2014, the consolidated statements of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2014 and 2013 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2014 and its results of consolidated operations, comprehensive income and cash flows for the three and nine months ended September 30, 2014 and 2013. The financial data and the other financial information disclosed in these notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other future annual or interim period.

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

The identifiable intangible assets have a weighted average life of approximately seven years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as excess earnings method. The fair values of the trade name and developed technology were both determined using the relief-from-royalty method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $400 of professional fees for the nine months ended September 30, 2014 which is included in general and administrative expense. There were no professional fees as a result of the acquisition recorded during the three months ended September 30, 2014.

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

Restricted Cash

The Company’s restricted cash relates to security deposits for leased office locations. As of September 30, 2014, the Company had $188 of restricted cash recorded in prepaid expenses and other current assets that related to a leased office location that expires in the next twelve months and had $1,829 of restricted cash recorded in other assets that related to a leased office location that expires in 2024. As of December 31, 2013, the Company had $243 of restricted cash recorded in prepaid expenses and other current assets and had $2,017 of restricted cash recorded in other assets. The carrying value of restricted cash approximates fair value.

Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of September 30, 2014, the Company has recorded a deferred rent balance of $7,951, of which $673 is included in other liabilities and $7,278 is included in other non-current liabilities. As of December 31, 2013, the Company had recorded a deferred rent balance of $4,783, of which $2,406 is included in other liabilities and $2,377 is included in other non-current liabilities.

Revenue Recognition

The vast majority of the Company’s revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. The Company’s three primary plans are: subscription plans, On Demand plans, and credit pack plans. The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company’s customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2014 and December 31, 2013, the Company has recorded a combined chargeback allowance and sales refund allowance of $595 and $425, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

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

Equity-Based Compensation

The Company measures and recognizes non-cash equity-based compensation expense for all equity-based awardsgranted to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to awards with a market condition is recognized ratably over the requisite service period regardless of the achievement of the market condition.

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

The determination of the grant date fair value using an option-pricing model and simulation model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include the Company’s fair value of the common ownership interest pre-IPO, the Company’s closing market price at the grant date post-IPO, the expected unit price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•                                          Fair Value of Common Membership Unit. Prior to completion of the IPO, the Company’s fair value of common ownership interest was estimated internally and approved by the Board of Managers (“BOM”) because the Company was not publicly traded. The Company’s intention upon granting VAR Plan awards was for the granted award to have exercisable price per unit that was not less than the per unit fair value of the Company’s common equity on the date of grant. The valuations of the Company’s common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset . The assumptions used in the valuation model were based on future expectations combined with the Company’s judgment. In the absence of a public trading market, the Company exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, the Company’s history and introduction of new functionality and services, the Company’s stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for the common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. The Company also obtained independent third party valuations on a periodic basis. After October 11, 2012, the date the Company’s common stock began trading on the NYSE, the grant date fair value for stock-based awards is based on the closing price of the Company’s common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards shall be the closing price of the Company’s common stock on the NYSE on the relevant date.

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

Diluted net income per share is computed by dividing the net income available to common stockholders adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive. Diluted net income available to common stockholders for the three and nine months ended September 30, 2014 includes the effect of 2,136,637 and 2,161,146 shares, respectively, while 617,250 and 472,977 shares, respectively, were excluded since they were anti-dilutive. Diluted net income available to common stockholders for the three and nine months ended September 30, 2013 includes the effect of 1,589,748 and 1,717,767 shares, respectively, while 376,550 and 229,367 shares, respectively, were excluded since they were anti-dilutive.

A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share available to common stockholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic	35,304,066	33,692,876	35,161,644	33,522,289
Stock options and employee stock purchase plan shares	552,282	536,741	627,845	444,556
Unvested restricted stock awards	75,106	51,039	93,713	76,728
Diluted	35,931,454	34,280,656	35,883,202	34,043,573

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

(2) Short Term Investments and Fair Value Measurements

Short term investments are summarized as follows:

	As of September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$49,722	$—	$(2)	$49,720
Total	$49,722	$—	$(2)	$49,720

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$54,431	$—	$(2)	$54,429
Total	$54,431	$—	$(2)	$54,429

The following tables present the Company’s fair value hierarchy for its assets and liabilities:

	As of September 30, 2014
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$86,342	$86,342	$—	$—
Commercial paper	49,720	—	49,720	—
Total assets measured at fair value	$136,062	$86,342	$49,720	$—
Liabilities:
Acquisition related contingent consideration	$2,470	$—	$—	$2,470
Total liabilities measured at fair value	$2,470	$—	$—	$2,470

	As of December 31, 2013
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,548	$81,548	$—	$—
Commercial paper	54,429	—	54,429	—
Total assets measured at fair value	$135,977	$81,548	$54,429	$—

The Company’s investments classified as level 2 are priced using quoted market prices for identical assets which are subject to infrequent transactions. Cash equivalents consist of balances in money market accounts which are classified as a level 1 measurement based on bank reporting. The Company reassesses the fair value of contingent consideration to be settled in cash related to the WebDAM acquisition on a quarterly basis using the Monte-Carlo simulation approach. This contingency is considered a level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving certain milestones and discount rates which are based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. As a result of a shorter discounting period, the Company recorded a change in the fair value of the contingent consideration in the amount of $70 and $110 during the three and nine months ended September 30, 2014, respectively, which is included in other (expense) income, net. As of September 30, 2014, the fair value of the contingent consideration increased to $2,470 based on its current fair value and is included in other non-current liabilities.

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

(3) Information About Revenue By Geographic Area

The following table presents the Company’s revenue based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
North America	$31,569	$21,556	$87,896	$60,762
Europe	28,519	20,746	83,452	59,927
Rest of the world	23,642	17,256	65,397	46,795
Total revenue	$83,730	$59,558	$236,745	$167,484

Included in North America is the United States which comprises 32% and 32% of total revenue for the three months ended September 30, 2014 and 2013, respectively, and 32% and 32% of total revenue for the nine months ended September 30, 2014 and 2013, respectively. No other country accounts for more than 10% of the Company’s revenue in any period. All long-lived assets are located in the United States.

(4) Goodwill and Intangible Assets

The Company’s goodwill balance is attributable to its Bigstockphoto, Inc. (“Bigstock”) and WebDAM reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. The following table summarizes the changes in the Company’s goodwill balance through September 30, 2014:

	Bigstock	WebDAM	Consolidated
Balance as of December 31, 2013	$1,423	$—	$1,423
Goodwill related to acquisition	—	8,763	8,763
Balance as of September 30, 2014	$1,423	$8,763	$10,186

Intangible assets consist of the following as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)

Amortizing intangible assets:
Customer relationship	$3,400	$(821)	$2,579	6
Trade name	900	(198)	702	9
Developed technology	600	(47)	553	7
Contributor content	450	(151)	299	15
Patents	193	(27)	166	17
Domain name	97	(17)	80	14
Total(1)	$5,640	$(1,261)	$4,379

(1): During the three months ended September 30, 2014, the Company acquired the non-exclusive licensing rights to distribute digital content in perpetuity in the amount of $331. The Company has not yet placed the digital content into service and therefore is excluded from the table.

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationship	$600	$(600)	$—	4
Trade name	400	(119)	281	14
Contributor content	450	(127)	323	15
Patents	193	(21)	172	17
Domain name	86	(9)	77	15
Total	$1,729	$(876)	$853

Amortization expense was $167 and $57 for the three months ended September 30, 2014 and 2013, respectively, and $384 and $169 for the nine months ended September 30, 2014 and 2013, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $166 for the remaining three months of 2014, $665 in 2015, $665 in 2016, $665 in 2017, $634 in 2018 and $1,584 thereafter.

(5) Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2014	December 31, 2013
Computer equipment and software	$22,075	$14,108
Furniture and fixtures	2,149	2,588
Leasehold improvements	13,932	10,669
Property and equipment	38,156	27,365
Less accumulated depreciation	(11,734)	(7,109)
Property and equipment, net	$26,422	$20,256

Depreciation expense amounted to $1,958 and $956 for the three months ended September 30, 2014 and 2013, respectively, and $5,373 and $2,569 for the nine months ended September 30, 2014 and 2013, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset. In connection with its move to its new headquarters, the Company recorded a loss on disposal of certain fixed assets in the amount of $367 for the nine months ended September 30, 2014. There was no loss on disposal for the three months ended September 30, 2014 and 2013 and for the nine months ended 2013.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2014	2013
Royalty tax withholdings	$6,085	$5,305
Compensation	6,527	6,379
Non-income taxes	4,287	3,994
Professional fees	681	605
Marketing	212	475
Construction costs	98	4,501
Other expenses	4,504	2,379
Total accrued expenses	$22,394	$23,638

(7) Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2014 and 2013 are 40.3% and 37.7%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2014 and 2013 are 42.9% and 39.7%, respectively. The Company incurred a discrete tax expense relating to a change in its state apportionment percentage during the three and nine months ended September 30, 2014, which increased the effective tax rate by 0.1% and 2.3%, respectively. Excluding this discrete expense, the effective rate would have been 40.2% and 40.6%, respectively, for the three and nine months ended September 30, 2014. The Company has computed the provision for income taxes based on the estimated annual effective tax rates and the application of discrete items, if any, in the applicable period. The effective tax rate differs from the statutory tax rate due primarily to non-deductible expenses related to non-cash equity-based compensation, and meals and entertainment.

During the three and nine months ended September 30, 2014, the Company did not record additional unrecognized tax benefits. During the three and nine months ended 2013, the Company recorded an unrecognized tax benefit in the amount of $2 and $986, respectively, for uncertain tax positions taken in prior years. To the extent these unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company accrued interest and penalties in the amount of $25 and $2 related to unrecognized tax benefits for the three months ended September 30, 2014 and 2013, respectively, and during the nine months ended September 30, 2014 and 2013, the Company accrued interest and penalties in the amount of $72 and $13 related to unrecognized tax benefits.

It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of September 30, 2014, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is insignificant and the unrecognized deferred tax liability is not material.

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

(9) Commitments and Contingencies

The Company leases facilities under agreements accounted for as operating leases. Rental expense, inclusive of operating leases, for the three months ended September 30, 2014 and 2013 was $999 and $801, respectively, and for the nine months ended September 30, 2014 and 2013 was $3,167 and $1,830, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.

On March 21, 2013, the Company entered into an operating lease agreement to lease its new office facility in New York, New York. The Company took possession of the premises during the third quarter of 2013, and as a result, the lease commenced. The Company also entered into a letter of credit in the amount of $1,829 as a security deposit for the leased facilities. The letter of credit was collateralized by $1,829 of cash as of September 30, 2014 and December 31, 2013, and as such, is considered to be restricted cash and is included in other assets on the consolidated balance sheet. The lease term is eleven years from the commencement date and aggregate future minimum lease payments are approximately $38,200.

Capital Expenditures

As of September 30, 2014, the Company had no significant purchase commitments related to capital expenditures. As of December 31, 2013, the Company had committed to purchase approximately $2,500 of data server equipment and $3,700 related to completion of its new office facility.

Unconditional Purchase Obligations

As of September 30, 2014 and December 31, 2013, the Company had unconditional purchase obligations in the amount of $8,453 and $5,864, respectively, which consisted primarily of contracts related to infrastructure services.

As of September 30, 2014, the Company’s unconditional purchase obligations for the remainder of 2014 and for the years ending December 31, 2015, 2016 and 2017 are $1,790, $5,021, $1,578 and $64, respectively. As of December 31, 2013, the Company’s unconditional purchase obligations for the years ending December 31, 2014, 2015 and 2016 are $3,454, $1,845 and $565, respectively.

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

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to $10. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of September 30, 2014 and as of December 31, 2013, the Company has recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

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

The Company recorded employer matching contributions of $264 and $186 for the three months ended September 30, 2014 and 2013, respectively, and $710 and $503 for the nine months ended September 30, 2014 and 2013, respectively.

(11) Equity-Based Compensation

Stock Option Awards

The following table presents a summary of the Company’s stock option awards activity for the nine months ended September 30, 2014:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2013	1,861,761	$26.09
Options granted	542,750	74.52
Options exercised	(338,549)	19.72
Options cancelled or forfeited	(108,204)	44.57
Options outstanding at September 30, 2014	1,957,758	$39.62
Vested and exercisable at September 30, 2014	632,994	$20.56

The intrinsic value of the total stock options outstanding at September 30, 2014 and at December 31, 2013 was approximately $62,200 and $107,100, respectively. The intrinsic value of the total stock options vested and exercisable at September 30, 2014 and at December 31, 2013 was approximately $32,200 and $38,900, respectively.

There were no stock options granted during the three months ended September 30, 2014. The following weighted average assumptions were used in the fair value calculation of stock options granted during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (in years)	—	6.3	6.3-10	6.3
Volatility	—%	49%	49%	49%
Risk-free interest rate	—%	1.0-1.5%	2.1-2.8%	1.0-1.5%
Dividend yield	—%	0%	0%	0%

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

The Company recognized non-cash equity-based compensation expense of $2,197 and $1,425, net of forfeitures, in connection with the vesting of stock options during the three months ended September 30, 2014 and 2013, respectively. The Company recognized non-cash equity-based compensation expense of $5,925 and $3,169, net of forfeitures, in connection with the vesting of stock options during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $31,700, which is expected to be recognized through fiscal year 2020.

Restricted Stock Unit and Restricted Stock Awards

The following table presents a summary of the Company’s RSUs activity for the nine months ended September 30, 2014:

	Plan Options	Weighted Average Fair Value
Non-vested balance at December 31, 2013	10,000	$47.17
Units granted	640,975	83.19
Units vested	(3,125)	47.17
Units cancelled or forfeited	(18,850)	81.36
Non-vested balance at September 30, 2014	629,000	$82.85

The Company recognized non-cash stock-based compensation expense of $3,234 and $30, net of estimated forfeitures, in connection with the vesting of RSUs during the three months ended September 30, 2014 and 2013, respectively. The Company recognized non-cash stock-based compensation expense of $7,518 and $48, net of estimated forfeitures, in connection with the vesting of RSUs during the nine months ended September 30, 2014 and 2013, respectively.

In connection with the Reorganization, membership interest in the LLC was exchanged for restricted and unrestricted shares of the Company’s stock. The Amended and Restated Restricted Stock Agreement entered into by the Company with an executive governs the terms of the restricted stock inclusive of service vesting terms. As the restricted shares vest, the award’s restrictions will be removed. The Company recognized non-cash equity-based compensation expense of $259, which is included in general and administrative expense, during the three months ended September 30, 2014 and 2013, in connection with the normal vesting of restricted stock. The Company recognized non-cash equity-based compensation expense of $777, which is included in general and administrative expense, during the nine months ended September 30, 2014 and 2013, in connection with the normal vesting of restricted stock.

In connection with the WebDAM acquisition, in order to retain the services of certain former WebDAM employees, the Company granted non-vested RSUs that will vest over two years from the date of acquisition. As these equity awards are subject to post-acquisition employment, the Company accounts for them as compensation expense. A portion of these equity awards are accounted for as liability-classified awards, because the obligations are based on fixed monetary amounts that are known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock when the equity awards vest. The Company recognized non-cash stock-based compensation expense of $419 and $910, respectively, in connection with the vesting of these obligations during the three and nine months ended September 30, 2014, respectively. There was no non-cash stock-based compensation expense related to these obligations during the three and nine months ended September 30, 2013.

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

As of September 30, 2014, the total unrecognized non-cash stock-based compensation charge related to the 2012 Plan non-vested restricted stock and RSUs is approximately $47,300, which is expected to be recognized through fiscal year 2020.

Employee Stock Purchase Plan

On October 10, 2012, the Company’s 2012 ESPP became effective. The Company recognized non-cash stock-based compensation expense of $225 and $138, net of estimated forfeitures, for the three months ended September 30, 2014 and 2013, respectively. The Company recognized non-cash stock-based compensation expense of $598 and $428, net of estimated forfeitures, for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, 112,030 shares of the Company’s common stock have been issued under the 2012 ESPP.

The following table summarizes non-cash equity-based compensation expense included in the Company’s statement of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$336	$126	$953	$291
Sales and marketing	819	358	2,689	865
Product development	1,805	406	4,529	990
General and administrative	3,374	962	7,557	2,276
Total	$6,334	$1,852	$15,728	$4,422

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

Our global online marketplace brings together users of commercial digital imagery and music with creators from around the world. More than one million active, paying users contributed to revenue through September 30, 2014. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2013, 2012 and 2011, we experienced year-to-year revenue retention of 99%, 100%, and 102%, respectively. This means that customers that contributed to revenue in 2012 contributed, in the aggregate, 99% as much revenue in 2013 as they did in 2012. More than 60,000 approved contributors make their images available in our collection, which has grown to more than 40 million images as of September 30, 2014. This makes our collection one of the largest of its kind and, in the twelve months ended December 31, 2013, we delivered more than 100 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

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

•                                          In August 2014, we announced that our collection reached 40 million images and in September 2014, we surpassed 2 million video clips in our collection, including 65,000 videos in state-of-the-art 4K.

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

An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, we increased our investments in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery and music is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images, videos and music that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 40 million images as of September 30, 2014, making it one of the largest libraries of its kind.

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

Key Business Metrics

In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions, except revenue per download)		(in millions, except revenue per download)
Paid downloads (during the period)	31.2	25.4	92.4	72.1
Revenue per download (during the period)	$2.65	$2.35	$2.54	$2.32
Images in collection (end of period)	42.7	29.7	42.7	29.7

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

Key Components of Our Results of Operations

Revenue

The vast majority of our revenue is generated by licensing commercial digital imagery and music. The significant majority of our revenue is generated via either subscription or On Demand purchase options. We generate subscription revenue through the sale of subscriptions varying in length from 30 days to one year. Our most popular subscription offering allows up to 25 image downloads per day for a flat monthly fee. In substantially all cases, we receive the full amount of the subscription payment by credit card at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. We generate On Demand revenue through the sale of fixed packages of downloads varying in quantity from one image to 25 images, one video clip to 25 video clips or single music tracks. We also generate On Demand revenue through Bigstock via the sale of credits plans (which enable a customer to purchase a fixed number of credits which can then be utilized to download images anytime within one year). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images are downloaded or when the right to download images expires (typically 365 days after purchase). We provide a number of other purchase options which together represented approximately 14% and 10% of our revenue in 2013 and 2012, respectively. These purchase options include custom accounts (for customers that need multi-seat access, invoicing, greater or unlimited indemnification, or a higher volume of images) and video footage (which are sold both individually and in fixed packages). We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images, video clips or music tracks are downloaded or when the right to download expires (typically 365 days after purchase). Some of our larger custom accounts are invoiced at or after the time of sale and pay us on credit terms. Some custom accounts pay in quarterly installments over the course of an annual commitment. We also generate revenue through WebDAM which was acquired in March 2014. WebDAM licenses digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. The product offerings typically have a license contract of one year.

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

We have chosen to rely on certain reduced reporting requirements provided by the JOBS Act.  Specifically, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. We will remain an emerging growth company for up to five years following our IPO, although, we would cease to be an emerging growth company upon the earliest of (i) the first fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Results of Operations

The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Consolidated Statements of Operations:
Revenue	$83,730	$59,558	$236,745	$167,484
Operating expenses:
Cost of revenue	33,260	22,936	94,419	64,525
Sales and marketing	21,122	14,947	60,890	40,240
Product development	9,870	5,685	26,922	15,300
General and administrative	10,588	6,076	26,922	16,590
Total operating expenses	74,840	49,644	210,326	136,655
Income from operations	8,890	9,914	26,419	30,829
Other (expense) income, net	(50)	20	(48)	29
Income before income taxes	8,840	9,934	26,371	30,858
Provision for income taxes	3,562	3,740	11,315	12,238
Net income	$5,278	$6,194	$15,056	$18,620

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	40	39	40	39
Sales and marketing	25	25	26	24
Product development	12	10	11	9
General and administrative	13	10	12	10
Total operating expenses	90	84	89	82
Income from operations	10	16	11	18
Other (expense) income, net	(0)	0	0	0
Income before income taxes	10	16	11	18
Provision for income taxes	4	6	5	7
Net income	6%	10%	6%	11%

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$83,730	$59,558	$24,172	41%
Operating expenses:
Cost of revenue	33,260	22,936	10,324	45
Sales and marketing	21,122	14,947	6,175	41
Product development	9,870	5,685	4,185	74
General and administrative	10,588	6,076	4,512	74
Total operating expenses	74,840	49,644	25,196	51
Income from operations	8,890	9,914	(1,024)	(10)
Other (expense) income, net	(50)	20	(70)	(350)
Income before income taxes	8,840	9,934	(1,094)	(11)
Provision for income taxes	3,562	3,740	(178)	(5)
Net income	$5,278	$6,194	$(916)	(15)%

Revenue

Revenue increased by $24.2 million, or 41%, to $83.7 million in the three months ended September 30, 2014 compared to the same period in 2013. This increase in revenue was primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the three months ended September 30, 2014 and 2013, respectively, we delivered 31.2 million and 25.4 million paid downloads, and our average revenue per download during these periods increased to $2.65 from $2.35. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. In the three months ended September 30, 2014 compared to the same period in 2013, revenue from North America increased to 38% from 36% while revenue from Europe decreased to 34% from 35% and revenue from the rest of the world decreased to 28% from 29%.

Cost and Expenses

Cost of Revenue.   Cost of revenue increased by $10.3 million, or 45%, to $33.3 million in the three months ended September 30, 2014 compared to the same period in 2013. Royalties increased $6.7 million, or 40%, driven by an increase in the number of downloads from customers. We anticipate royalties growing in line with revenues for the remainder of 2014 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $0.6 million, or 31%, to $2.7 million as a result of an increased card volume in the three months ended September 30, 2014. We anticipate credit card charges increasing for the remainder of 2014 and beyond as credit card transaction volume increases. Employee-related expenses increased $1.2 million, or 66%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure. Other costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $1.4 million, or 89%, to $3.0 million in the three months ended September 30, 2014 compared to the same period in 2013.

Sales and Marketing.   Sales and marketing expenses increased by $6.2 million, or 41%, to $21.1 million in the three months ended September 30, 2014 compared to the same period in 2013. Advertising expenses, the largest component of our sales and marketing expenses, increased by $2.4 million, or 28%, as compared to the same period in 2013 as a result of increased spending on both affiliate and search advertising and new channels in the current period. We anticipate that our global advertising spend will continue to increase in absolute dollars for the remainder of 2014 and beyond, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $2.9 million, or 58%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales force.

Product Development.   Product development expenses increased by $4.2 million, or 74%, to $9.9 million in the three months ended September 30, 2014 compared to the same period in 2013. Employee-related expenses increased by $3.4 million, or 79%, driven by an increase in headcount in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, as well as ongoing efforts to improve our search capabilities. Consulting costs and hosting costs increased by $0.4 million, or 85%, primarily due to costs associated with outsourced and internal product development and quality assurance services.

General and Administrative.   General and administrative expenses increased by $4.5 million, or 74%, to $10.6 million in the three months ended September 30, 2014 compared to the same period in 2013. Employee-related expenses, excluding non-cash equity based compensation, increased by $0.8 million, or 39%, driven by as increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our business and the infrastructure necessary to operate as a public company. Non-cash equity based compensation increased by $2.4 million to $3.4 million primarily due to the equity awards granted to our CEO, as well as increases in equity awards granted as a result of the WebDAM acquisition and equity awards to both new and existing employees.

Income Taxes.   Income tax expense decreased by $0.2 million, or 5% to $3.6 million in the three months ended September 30, 2014 compared to the same period in 2013. Our effective tax rates for the three months ended September 30, 2014 and 2013 are 40.3% and 37.7%, respectively. During the three months ended September 30, 2014, we incurred a net discrete tax expense related primarily due to the filing of our 2013 fiscal period tax return offset by a discrete tax benefit due to a change in state tax rates and our state apportionment percentage increasing our effective tax rate by 0.1%. During the three months ended September 30, 2013, we recognized a discrete tax benefit upon filing our final LLC tax return for the 2012 fiscal period and a change in state tax rates and our state apportionment percentage which decreased our effective tax rate by 2.5%. Excluding these discrete items, the effective rate would have been 40.2% and 40.2% during the three months ended September 30, 2014 and 2013, respectively.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$236,745	$167,484	$69,261	41%
Operating expenses:
Cost of revenue	94,419	64,525	29,894	46
Sales and marketing	60,890	40,240	20,650	51
Product development	26,922	15,300	11,622	76
General and administrative	28,095	16,590	11,505	69
Total operating expenses	210,326	136,655	73,671	54
Income from operations	26,419	30,829	(4,410)	(14)
Other (expense) income, net	(48)	29	(77)	(266)
Income before income taxes	26,371	30,858	(4,487)	(15)
Provision for income taxes	11,315	12,238	(923)	(8)
Net income	$15,056	$18,620	$(3,564)	(19)%

Revenue

Revenue increased by $69.3 million, or 41%, to $236.7 million in the nine months ended September 30, 2014 compared to the same period in 2013. This increase in revenue is primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the nine months ended September 30, 2014 and 2013, respectively, we delivered 92.4 million and 72.1 million paid downloads, and our average revenue per download during these periods increased to $2.54 from $2.32. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings, which capture a higher effective price per image. In the nine months ended September 30, 2014 compared to the same period in 2013, revenue from North America increased to 37% from 36% while revenue from Europe decreased to 35% from 36% while revenue from the rest of the world remained flat at 28%.

Cost and Expenses

Cost of Revenue.   Cost of revenue increased by $29.9 million, or 46%, to $94.4 million in the nine months ended September 30, 2014 compared to the same period in 2013. Royalties increased $18.9 million, or 40%, driven by an increase in the number of downloads from customers. We anticipate royalties growing in line with revenues for the remainder of 2014 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $2.2 million, or 37%, to $8.0 million as a result of an increased card volume in the nine months ended September 30, 2014. We anticipate credit card charges increasing for the remainder of 2014 and beyond as credit card transaction volume increases. Employee-related expenses increased by $3.4 million, or 75%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $4.0 million, or 89%, to $8.4 million in the nine months ended September 30, 2014 as compared to the same period in 2013.

Sales and Marketing.   Sales and marketing expenses increased by $20.7 million, or 51%, to $60.9 million in the nine months ended September 30, 2014 compared to the same period in 2013. Advertising expenses, the largest component of our sales and marketing expenses, increased by $8.8 million, or 36%, as compared to the same period in 2013 as a result of increased spending on affiliate and search advertising and new channels in the current period. We anticipate that our global advertising spend will continue to increase in absolute dollars for the remainder of 2014 and beyond, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $9.4 million, or 74%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of an increase revenue from our direct sales force.

Product Development.   Product development expenses increased by $11.6 million, or 76%, to $26.9 million in the nine months ended September 30, 2014 compared to the same period in 2013. Employee-related expenses increased by $9.2 million, or 81%, driven by an increase in headcount in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, as well as ongoing efforts to improve our search capabilities. Consulting costs and hosting costs increased by $1.3 million, or 92%, primarily due to costs associated with outsourced and internal product development and quality assurance services.

General and Administrative.   General and administrative expenses increased by $11.5 million, or 69%, to $28.1 million in the nine months ended September 30, 2014 compared to the same period in 2013. Employee-related expenses, excluding non-cash equity based compensation, increased by $2.0 million, or 35%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth of our business and the infrastructure necessary to operate as a public company. Non-cash equity based compensation increased by $5.3 million to $7.6 million primarily due to the equity awards granted to our CEO as well as increases in equity awards granted as a result of the WebDAM acquisition and equity awards to both new and existing employees. Professional fees and depreciation expense increased by $2.4 million, or 78%, primarily due to tax and legal fees incurred as the result of our international expansion and increased property and equipment as a result of our new office facilities. Transaction costs increased $0.4 million as a result of the WebDAM acquisition. Costs related to our re-location to our new office facility, including exit, disposal, and moving costs, increased $0.4 million.

Income Taxes.   Income tax expense decreased by $0.9 million, or 8%, to $11.3 million in the nine months ended September 30, 2014 compared to the same period in 2013. Our effective tax rates for the nine months ended September 30, 2014 and 2013 are 42.9% and 39.7%, respectively. During the nine months ended September 30, 2014, we incurred a discrete tax expense related primarily to a change in state tax rates and our state apportionment percentage increasing our effective tax rate by 2.3%. During the nine months ended September 30, 2013, we incurred a discrete tax expense primarily to a change in state tax rates and our state apportionment percentage offset by a discrete tax benefit recognized upon filing our final LLC tax return for the 2012 fiscal period. These discrete items decreased our effective tax rate by 0.1% during the nine months ended September 30, 2013. Excluding these discrete items, the effective rate would have been 40.6% and 39.6% during the nine months ended September 30, 2014 and 2013, respectively.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $210.8 million, which consists primarily of money market mutual funds and checking accounts. Additionally, we held short-term investments in the amount of $49.7 million all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flow generated from operations. Historically, our principal uses of cash have been funding our operations, capital expenditures, business acquisitions, and distributions to members.

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

Sources and Uses of Funds

We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, leasehold improvements and furniture and fixtures related to office expansion and relocation and general corporate infrastructure. We anticipate capital expenditures of approximately $4 million for the remainder of 2014. See Note 9 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding capital expenditures for the nine months ended September 30, 2014 and 2013.

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

In the nine months ended September 30, 2014, net cash provided by operating activities was $59.5 million including net income of $15.1 million and non-cash equity-based compensation of $15.7 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $18.7 million, primarily related to an increase in purchases for both subscription and On Demand products. Accounts payable and other operating liabilities increased by $8.0 million as trade payables grew in volume and payroll costs increased due to headcount expansion. Contributor royalties payable increased by $3.1 million due to increasing royalty expenses as the result of increased customer download activity.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2014 was $21.8 million consisting of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements and software and website development costs in the amount of $16.3 million. We also paid $10.1 million to acquire certain assets and certain liabilities of WebDAM and paid $0.3 million to acquire the non-exclusive licensing rights to distribute digital content in perpetuity. Additionally, we sold short-term investments, net of purchases, in the amount of $4.7 million.

Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2014 was $17.8 million consisting of proceeds in the amount of $7.6 million from the issuance of common stock in connection with the exercise of stock options and purchase of common stock pursuant to our 2012 ESPP and the corresponding excess tax benefit of $10.2 million as result of the subsequent disposition of the common stock issued.

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

On March 21, 2013, we entered into an operating lease agreement to lease our office facility in New York City. The lease commenced in August 2013 and has a lease term of 11 years. The aggregate future minimum lease payments are approximately $38.2 million. The Company also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facility. The letter of credit is collateralized by $1.8 million of cash as of September 30, 2014, and as such, is reported as restricted cash on the consolidated balance sheet as of September 30, 2014.

As of September 30, 2014, our unconditional purchase obligations for the remainder of 2014 and for the years ending December 31, 2015, 2016 and 2017 are $1,790, $5,021, $1,578 and $64, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

We do not have any borrowings as of September 30, 2014.

Foreign Currency Exchange Risk

Revenues derived from customers residing outside North America as a percentage of total revenue was 62% and 64% for the three months ended September 30, 2014 and 2013, respectively, and 63% and 64% for the nine months ended September 30, 2014 and 2013, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was 32% and 33% for the three and nine months ended September 30, 2014, respectively, and 33% for both the three and nine months ended September 30, 2013, respectively. We have foreign currency exchange risks related to non-U.S Dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. Dollar and therefore do not create foreign currency exchange risk. However, changes in exchange rates will affect our revenue and certain operating expenses, primarily employee-related expenses for our non-U.S employees. Based on our foreign currency denominated revenue for the three and nine months ended September 30, 2014, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.

Because the majority of our revenue and expenses are incurred in the U.S. Dollar, we have not experienced material fluctuations in our net income as a result of foreign currency transaction gains or losses. During the three and nine months ended September 30, 2014 and 2013, our foreign currency transaction gains and losses were immaterial. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

The Company has established foreign subsidiaries in various countries around the world, and as a result the financial statements of these recently created foreign subsidiaries are recorded in the applicable foreign currency (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. During the three and nine months ended September 30, 2013, our foreign subsidiaries did not have any material activity and therefore we did not have any foreign currency translation adjustment during these periods. During the three and nine months ended September 30, 2014, the Company’s foreign currency transaction activity was immaterial to its financial statements.

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

Item 4:                                                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

SHUTTERSTOCK, INC.

Dated: November 7, 2014	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2014	By:	/s/ Timothy E. Bixby
Timothy E. Bixby
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*#	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

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