Form 10-K
period 2014-12-31
Shutterstock, Inc.
filed 2015-02-27
CIK 1549346

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates on that date was approximately $1,354,924,243. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeded 10% outstanding at June 30, 2014. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

          On February 25, 2015, 35,664,246 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2015, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Form 10-K
For the Fiscal Year Ended December 31, 2014

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

        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms "Shutterstock," "the Company," "we," "our" and "us" refer to Shutterstock, Inc. and its subsidiaries including, for the period prior to October 5, 2012, Shutterstock Images LLC. "Shutterstock", "Offset", "Skillfeed", "Bigstock", "Big Stock Photo" and "WebDAM" are registered trademarks or logos appearing in this Annual Report on Form 10-K and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.    Business.

Overview

        Shutterstock operates an industry-leading global marketplace for commercial digital content, including images, video and music. Commercial digital imagery consists of licensed photographs, illustrations and video clips that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content while commercial music consists of high-quality music tracks which is often used to complement the digital imagery. Demand for commercial digital imagery and music comes primarily from businesses, marketing agencies and media organizations. We estimate that the market for pre-shot commercial digital imagery will grow from approximately $4 billion in 2011 to approximately $6 billion in 2016, based on a study conducted on our behalf by L.E.K. Consulting LLC, or L.E.K. There has been a significant increase in the demand for commercial digital imagery as rapid technological advances have reduced the cost and effort required to create, license and use images. Our global online marketplace brings together users of commercial digital imagery and music with content creators from around the world. More than 1.2 million active, paying users contributed to revenue in 2014. As of December 31, 2014, more than 65,000 approved contributors made their images, video clips and music tracks available in our collection, which has grown to more than 46 million images and more than 2 million video clips as of December 31, 2014. This makes our collection of digital imagery one of the largest of its kind, and, during the year ended December 31, 2014, we delivered more than 125 million paid downloads to our customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Paid Downloads" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Images in our Collection" for more information as to how we define and calculate paid downloads and images in our collection.

        Our online marketplace provides a freely searchable collection of commercial digital imagery and music that our users can pay to license, download and incorporate into their work. We compensate contributors for each of their images, video clips or music tracks that are downloaded. This marketplace model allows us to offer users a low-cost and easy-to-use alternative to the time-consuming and expensive traditional methods of obtaining commercial imagery and music. It enables millions of small and medium-sized businesses, or SMBs, to affordably access commercial digital imagery and music, and allows larger enterprises and media agencies to more easily and efficiently satisfy their increasing imagery and music needs.

        We are the beneficiaries of significant network effects. As we have grown, our broadening audience of paying users has attracted more imagery and, since the launch of the Shutterstock Music collection in June 2014, music from contributors. This increased selection of imagery and music has in turn helped to attract more paying users. The success of this network effect is facilitated by the trust that users place in Shutterstock to maintain the integrity of our branded marketplace. Every contributor in our marketplace and every image and video clip we make available must pass our proprietary screening process and meet our standards of quality. In addition, and unlike the significant majority of free images and video clips available online, our rigorous vetting process enables us to provide confidence and indemnification to our users that the imagery in our collection has been appropriately licensed for commercial or editorial use.

        We make the licensing of images, video clips and music tracks affordable, simple and easy to license in order to encourage a high volume of purchases and downloads. Our customers' average cost per download was $2.58 in 2014. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Revenue per Download" for more information as to how we define and calculate average cost, or revenue, per paid download. We are a pioneer of the subscription-based usage model in our industry, whereby subscribers can download and use a large number of images in their creative process without concern for the incremental cost of each download. A significant majority of customer downloads come from subscription-based users, who contribute approximately half of our revenue. We also offer simple and easy-to-use On Demand purchase options for users who purchase content when and as needed. As a result of our simple and affordable licensing models, we believe that we achieved the highest volume of paid commercial image downloads of any single brand in our industry in 2014. In addition to generating revenue, this high volume of download activity allows us to continually improve the quality and accuracy of our search algorithms, as well as to encourage the creation of new content to meet our users' needs.

        On March 14, 2014, we acquired certain assets and liabilities of Virtual Moment, LLC (dba WebDAM), or WebDAM, pursuant to an asset purchase agreement. WebDAM sells digital asset management software services through its cloud-based platform to marketing and creative organizations. WebDAM's products help organizations manage, search, distribute and collaborate on digital creative files in order to grow its brands and reach new audiences. WebDAM's offerings are particularly attractive to large enterprises, which make up a growing portion of WebDAM's client base.

We believe that this acquisition will increase our strategic position with our enterprise customers and broaden our product portfolio to seize market opportunity.

        On January 19, 2015, we acquired Rex Features (Holdings) Limited, or Rex, the largest independently owned photographic press agency in Europe. Rex specializes in editorial imagery, such as celebrity, entertainment, sports and news images, and offers customers access to both a live feed and a multi-decade archive of iconic photos. While Shutterstock has historically focused on imagery for commercial use, the Rex acquisition marks our substantive entry into the editorial market.

        On January 22, 2015, we acquired substantially all of the assets and certain liabilities of Arbour Interactive Inc. (dba PremiumBeat), or PremiumBeat, a leading provider of exclusive, high-quality music and sound effects for use in videos, films, television, mobile applications, games, and other creative projects. We believe this acquisition will accelerate our mission to provide affordable and high-quality music.

        Our revenue is diversified and predictable. More than 1.2 million customers from more than 150 countries contributed to our revenue in 2014, with our top 25 customers in the aggregate accounting for less than 2% of our revenue. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2014, 2013 and 2012, we experienced year-to-year revenue retention of 100%, 99% and 100%, respectively. This means that customers that contributed to our revenue in 2013 contributed, in the aggregate, 100% as much revenue in 2014 as they did in 2013. Customers typically pay us upfront and then use their downloads in a predictable pattern over time, which results in favorable cash flow to us and has historically added predictability and stability to our financial results.

        We have achieved significant growth since our marketplace was launched in 2003. In 2014 and 2013, we generated revenue of $328.0 million and $235.5 million, respectively, representing year-over-year growth of 39.3% and 39.0%, respectively. In 2014 and 2013, we generated Adjusted EBITDA of $70.7 million and $53.4 million, respectively, Non-GAAP Net Income of $38.0 million and $31.0 million, respectively, and Free Cash Flow of $64.7 million and $42.3 million, respectively. See "Selected Financial Data—Non-GAAP Financial Measures." In 2014 and 2013, our net income was $22.1 million and $26.5 million, respectively. On October 5, 2012, we reorganized from Shutterstock Images LLC, a New York limited liability company, or the LLC, to Shutterstock, Inc., a Delaware corporation, which we refer to as the Reorganization. We became subject to federal and state income taxes beginning October 6, 2012. As a result of this tax status change, we recorded an incremental net deferred tax asset and a one-time non-cash tax benefit of approximately $28.8 million in the fourth quarter of the fiscal year ended December 31, 2012. We are a global business; in 2014, 37% of our revenue came from North America, 35% came from Europe and 28% came from the rest of the world.

Industry Overview: Commercial Digital Imagery and Music

        Imagery and music help businesses communicate and engage with customers, market their products, and differentiate their brand. Companies invest in imagery and music for the same reasons they invest in marketing, advertising and media production: to increase the impact, engagement and differentiation of their communications. From the smallest start-ups to the largest multinationals, companies pay to license photographs, video clips, illustrations and music tracks for use in print and digital marketing materials, corporate communications, external and internal websites, social networking sites, mobile applications, games and videos. Imagery is also widely used in publishing books, eBooks, magazines and news articles. The demand for imagery and music in a commercial context comes primarily from:

  •
  Businesses:  Large corporations, SMBs and sole proprietorships that have marketing, communications and design needs;

  •
  Marketing Agencies:  Creative service providers such as advertising agencies, media agencies, graphic design firms, web design firms and freelance design professionals; and

  •
  Media Organizations:  Creators of print and digital content, from large publishers and broadcast companies to professional bloggers.

        These professional users of imagery and music are typically very selective about where they source their content; imagery and music content must be of high quality and must fulfill the licensing obligations necessary for use in a commercial context. In order to meet these requirements, commercial digital imagery is typically either specially commissioned or licensed from pre-shot image libraries. Pre-shot images are not created for a single, specific purpose at a user's expense; rather they are catalogued for review and selection by a range of potential users. Pre-shot images are generally considered a more affordable, less time-intensive substitute for commissioned imagery.

        We estimate that the total market for commercial imagery was approximately $11 billion in 2011 and that it will grow to approximately $13 billion in 2016, based on a study conducted on our behalf in August 2012 by L.E.K. The commercial imagery market is comprised of custom imagery and stock imagery. Within the stock imagery market, L.E.K. defined three segments: the "traditional stock photography" segment, the "stock photography marketplace" segment and all other forms of stock imagery. The traditional segment is characterized by higher-touch customer relationships, negotiated image prices, and groups of professional photographers who create images exclusively for one agency, often on a salaried basis. The stock photography marketplace segment is characterized by self-serve ecommerce with simple, inexpensive licensing options and a large number of contributors from around the world. The remaining segment is comprised of all other forms of stock imagery, including stock illustrations, vectors and video clips. Shutterstock has historically participated primarily in the stock photography marketplace segment along with the market for other forms of stock imagery, including stock illustrations, vectors and video clips.

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

        As the quality, quantity and awareness of pre-shot image licensing options continue to increase, we believe that pre-shot images will satisfy an increasing portion of the demand for custom commercial photography, which L.E.K. estimates will be a $7 billion market in 2016.

        Since imagery and music tracks are often a component of an advertising campaign or media production, the demand for commercial digital imagery and music is largely driven by the global marketing and publishing industries. In 2011, more than $631 billion was spent in the global advertising industry, according to IDC. In that same period, IBISWorld estimates that more than $379 billion was spent in the global publishing industry (including books, newspapers and magazines). We believe that disruptive technological trends are expanding the role of commercial digital imagery and music within these industries and driving growth in both the demand and supply of commercial digital content.

Disruptive Growth in Demand for Commercial Digital Imagery and Music

        Businesses are increasing their use of visual communications because the tools of communication and creativity are becoming easier and less expensive to use. For example, in the last five years as of December 31, 2014, the number of public websites has grown at an average rate of 38% annually to more than 915 million, according to Netcraft. As technology continues to democratize visual communication, we believe that additional customers will come into the market for commercial digital imagery and music.

        In addition to growth in the number of customers that can make use of licensed imagery and music, trends in the type and frequency of visual communications that customers produce are driving increased image and music demand. For example, in addition to operating commercial websites, more businesses are using image-rich digital marketing and communication channels, including email marketing, blogging, digital video and display advertisements; BIA/Kelsey estimates that SMB advertising spend on online digital media will increase from $5.4 billion in 2010 to $16.6 billion in 2015, representing a compound annual growth rate of 25%. Since commercial digital imagery is one of several important components of online digital media, we anticipate that SMBs will increase their spend on commercial digital imagery as well; the visual and engaging forms of communication that they will seek to create will require more images per communication and more frequent communications per customer. Given the growing volume of images necessary to effectively communicate online, we believe that SMBs will be particularly likely to prefer efficient and affordable sources of commercial imagery.

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

        The growth in image demand for use in print and web communications is being compounded by trends in mobile and tablet internet browsing. Just as traditional broadband penetration enabled bandwidth-intensive media like images to become increasingly popular on the internet, we believe the spread of mobile broadband drives images and video clips to become increasingly common elements of the mobile web. Mobile devices are becoming increasingly visual, with high-resolution screens and touch interfaces driving an expectation of higher quality and more visually compelling mobile content. As trends in mobile and tablet internet usage continue to drive demand for rich visual user experiences, we believe that there will be a resulting increase in demand for commercial digital imagery and music.

Disruptive Low-Cost Supply of Commercial Digital Imagery

        Over the last several years there has been a dramatic increase in the number of people equipped to create high-quality digital imagery. The commercial image industry once relied on a small group of professionals who owned expensive equipment and could afford to pay high image development costs. Now, there are millions of professionals, semi-professionals and hobbyists who are able to capture, store and display high-quality digital images. With the proliferation of smartphones, social media and mobile broadband, people around the world are becoming increasingly accustomed to creating and consuming high quality imagery.

        This change is being driven by rapid technological advances that are making the tools of creative production affordable to a much larger group of people. Most notably, affordable, high-quality digital cameras and video cameras are rapidly achieving mainstream adoption. For example, in 2010 more than 11.2 million digital SLR cameras were sold globally. Many were sold for less than $500, whereas the first digital SLR camera was not available until 1991 and cost more than $24,000. These digital cameras eliminate the marginal cost of image capture, which increases the number of images created per photographer. The editing and enhancing of digital imagery is seeing similar democratization; high-performance photo and video editing software is increasingly becoming easy and affordable enough to be used by non-professional photographers and videographers. In addition, the growing availability of broadband internet access around the world has made it easier for professionals and non-professionals to upload and deliver commercial-quality digital imagery to those willing to pay to license it.

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

Increased Importance of Online Marketplaces

        With the emergence of millions of new users and millions of new potential contributors, the global market for commercial digital imagery has become increasingly fragmented in both supply and demand. Online marketplaces for imagery use the disruptive power of the internet to enable these highly fragmented groups to interact with each other commercially; they encourage image submissions from hundreds of thousands of contributors around the world and then match the growing demand for commercial images with this increasingly available supply. The digital economics of online marketplaces enable affordable pricing that allows SMBs to participate in the market, and provide existing image buyers an alternative to the expensive and time-consuming processes of working with traditional image agencies or of commissioning custom images. By providing easy access to a wide range of low-cost, high-quality licensed images, and at the same time providing marketing, distribution and payment services for digital image creators, online marketplaces are becoming the centerpiece of a new dynamic in the market for commercial imagery.

Challenges in the Market for Commercial Digital Imagery and Music

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

  •
  Difficulty in finding images quickly.  Websites that do have a broad range of digital imagery often lack sophisticated tagging, search functionality and algorithms that enable users to find relevant digital imagery efficiently. An increased pace of digital imagery usage by customers means that many users of commercial imagery are under pressure to find a greater number of high-quality images faster.

  •
  High price.  Traditional image agencies typically charge more than $100 per high resolution image. Commissioning a custom image is even more expensive, often costing thousands or tens of thousands of dollars.

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

  •
  Need for appropriate licensing and legal protection.  Complex copyright laws govern the use of images, video clips and music in a commercial context. Typically, images, video clips and music tracks that are available for free online are not appropriately licensed for commercial use. Most websites that host and display such content for free are not able to provide the trusted licensing assurances that come from closely evaluating the content that they make available. The need for appropriate content licensing has become more acute as the software to identify non-compliant imagery and music on the internet has become increasingly sophisticated, facilitating the monitoring of intellectual property rights. A growing number of users of commercial imagery and music require legal protections or indemnification from their content providers regarding proper licensing.

Challenges for Contributors

        Creators of commercial digital imagery and music face significant obstacles in distributing their imagery and music to a large audience, discovering the kinds of content that customers demand, and monetizing their work efficiently, including:

  •
  Limited distribution and marketing reach.  Many digital imagery and music creators lack the resources to promote their content to the millions of businesses around the world who may be willing to pay for their digital imagery or music. Even if a contributor posts imagery and music on the web, it is expensive and difficult to generate meaningful traffic to the contributor's own website, especially when the content that a single contributor can offer represents a small fraction of the types of digital imagery and music a user might need.

  •
  Lack of ecommerce capabilities.  Many digital imagery and music creators lack the resources to establish the sophisticated, global ecommerce capabilities necessary to maximize their earnings. This is particularly true with respect to handling foreign languages, multiple currencies, diverse payment methods, customer support and fraud prevention.

  •
  Cumbersome upload, tagging and approval processes.  Contributors want to be able to upload and tag images quickly, easily and intuitively. Approval speed can also be important to a contributor, particularly for newsworthy or time-sensitive imagery.

  •
  Inadequate feedback, tools and information.  Digital imagery and music creators want to provide the content that users demand, but often lack the proper data, analytics and feedback to know what kind of content will sell well. Many websites do not provide adequate tools or lack sufficient volume of user data to be able to help contributors manage their portfolio or improve the commercial relevance of the digital imagery and music they produce.

  •
  Absence of community.  As social media and social networks continue to evolve, digital imagery and music creators are increasingly seeking specialized online communities where they can learn from their peers and take satisfaction in sharing their work.

The Shutterstock Solution

Key Benefits for Our Users

• Millions of high-quality images and video clips available for commercial use	As of December 31, 2014, we provided a licensable digital collection of more than 46 million images and more than 2 million video clips, one of the largest collections of its kind. During the year ended December 31, 2014, we added an average of 3.9 million images and video clips per quarter. We sourced our content from over 65,000 approved contributors in more than 100 countries as of December 31, 2014 and provide a broad, non-exclusive commercial or editorial license allowing customers to use an image or video clip in perpetuity in any geography or medium.
• Superior search results

We consider our proprietary search interface and algorithms to be intuitive and efficient, allowing users with widely ranging search queries to quickly find the most suitable imagery and music for their needs. Our search algorithms automatically evolve based on customer usage data such as searches and downloads to produce more effective search results over time. We believe that, with one of the highest volumes of downloads of commercial content in 2014, we have the data to power the best search experience in our industry.

• Low cost of content

Our affordable pricing models enable users to download content for as little as $0.26 per download. Across our pricing plans, customers paid an average of $2.58 per download in 2014. We believe that our disruptive pricing models increase the number of businesses that can participate in the market for commercial imagery and music and that they increase the number of downloads that we deliver.

• Creative freedom through simple pricing

Our subscription-based pricing model makes the creative process easier. Subscription users can download any imagery in our collection at any resolution we offer for use in their creative process without worrying about incremental cost. This provides greater creative freedom and helps improve their work product. For users who need less content, we offer simple, affordable, On Demand pricing, which is presented as a flat rate across all content and sizes that we offer.

• 100% vetted, commercial-quality imagery

We are highly focused on maintaining the quality of our collection. Our imagery has been vetted by our review team for standards of quality and relevance. We also leverage proprietary review technology to pre-filter images and video clips, and enhance the productivity of our reviewers. Less than 20% of contributor applicants who applied as of December 31, 2014 were approved as contributors to shutterstock.com, and as of December 31, 2014, approximately 60% of all imagery uploaded by approved contributors satisfied our rigorous acceptance requirements.

• Appropriately licensed content

Our review process is designed to ensure that the imagery in our collection is appropriately licensed for its intended use. For example, a model release is required for all images and video clips that include a person with recognizable features, and a property release is required for images of certain types of property and public places with photography policies. The reliability of our review process enables us to offer $10,000 of indemnification protection in aggregate to every customer to cover legal costs or damages that may arise from their use of Shutterstock content. In certain cases, we offer greater indemnification levels through custom contracts.

Key Benefits for Our Contributors

• Distribution to the largest, global audience	Our global marketplace provides image, video clips and music creators with access to millions of users. Our flagship website, Shutterstock.com, operates globally in 20 languages, allowing users around the world to easily search and access our collection of images, video clips and music tracks online. In 2014, we delivered more than 125 million paid downloads. According to industry surveys, contributors who have images available on our site typically generate more income through Shutterstock than through any other site with which they are registered.
• Global ecommerce capabilities

Our global ecommerce platform allows us to process payments from users across the world in eleven currencies, and pay our contributors monthly. Our users can currently transact on our flagship website in 20 languages, and we provide fraud protection, refunds and customer support via phone, email and chat on behalf of our contributors.

• Efficient uploading, tagging and review process

Based on user feedback and competitive benchmarking, we believe that we have the most efficient upload, tagging and review process of all of the major competitors in our industry. We are committed to continuously finding new and innovative ways to improve our contributor interface and to providing short upload and review times—we typically process content within approximately 36 hours of upload.

• Robust feedback, tools and information

We provide valuable tools and insights to our contributors. Our contributors can monitor download activity by imagery and geography, as well as by self-defined imagery themes. We also provide data on search trends, allowing content creators to see which images and subjects are popular on our site, and to plan new content themes accordingly.

• Specialized community

We operate a forum for the photographers, videographers, illustrators and composers that make up our contributor community, allowing them to share tips with one another and to showcase their work. Our strict acceptance tests for new submissions provide contributors with a sense of challenge, accomplishment and exclusivity that makes our forums more useful and valuable.

Shutterstock's Competitive Strengths

        In addition to the compelling value propositions and solutions that we offer to users and contributors, we believe that the following competitive advantages further separate us from our competitors:

        A Leading Global Marketplace with Strong Network Effects.    Our content collection is currently the largest in the commercial digital imagery industry, with over 46 million images and more than 2 million video clips, from more than 65,000 approved contributors, as of December 31, 2014. We believe that the growth of our content collection and the growth in our site traffic support one another through a strong network effect—a broader selection of images, video clips and music tracks from our contributors attracts more users; this larger audience of paying users increases the amount spent in our marketplace and attracts more content submissions from a greater number of contributors.

        Extensive Data and Superior Search.    Since 2003, our users have executed hundreds of millions of searches and, as of December 31, 2014, made more than 475 million paid image downloads from our collection. In 2014, we delivered more than 125 million paid downloads (including both commercial and editorial images) to our customers. This high volume of data, including data about the searches and downloads that our users execute, enables us to continuously improve our search algorithms. Furthermore, unlike the significant majority of images available online for free, each image in our collection is tagged by its contributor with approximately 35 relevant keywords. Currently, the Shutterstock collection contains more than 1 billion contributor-generated image tags. This behavioral and keyword data, along with our investments in technology and our many years of experience in developing search algorithms designed specifically for the commercial digital imagery and music industry, increase the chances that our users find the imagery and music they require. We believe that a successful search experience is a critical determinant of customer satisfaction, and that our success in this area attracts new and repeat users to our websites.

        Simple, Flexible and Low-Cost Pricing.    Since inception, we have aimed to deliver exceptional value to our users through simple and flexible pricing options. Our customers' average cost per download was $2.58 in 2014. Our subscription plans generate an important sense of creative freedom for our professional users, enabling them to try out multiple images, video clips or music tracks without concern for the incremental cost of each download. Additionally, we offer simple and cost-effective On Demand purchase options for less frequent users. The simplicity and affordability of these plans have allowed us to broaden our existing and potential user base. These pricing models also benefit our contributors due to the high volume of paid downloads we are able to generate on their behalf.

        Trusted, Actively Managed Marketplace.    We are committed to providing a trusted online marketplace for licensed, high-quality commercial imagery, video clips and music tracks. Our rigorous review process for new images and video clips is intended to ensure the integrity and quality of the content in our collection. Each image and video clip is individually examined by our team of trained reviewers to meet our high standards of quality and commercial viability. This review process is designed to minimize the legal risk to our users from inappropriately licensed imagery. As a result of the significant investment we make in our review processes, we are able to provide up to $10,000 of indemnification protection in the aggregate to every customer for claims that may arise from the use of an image, video clip or music track licensed through Shutterstock. In some cases, we offer even greater or unlimited levels of indemnification through custom contracts. We offer indemnification as an indication to our customers that they can trust the quality and licensability of content available through our marketplace; this sets us apart from many competitors and all free sources of digital imagery and music.

Shutterstock's Growth Strategies

        Acquire More Users and Contributors.    We believe that there is a significant opportunity to grow our marketplace by increasing awareness of our brand and value proposition. For example, as of our last comprehensive customer survey, conducted in March 2014, more than 50% of our customers work at companies with 50 employees or fewer. A significant portion of our growth to date has been driven by word of mouth recommendations. We plan to continue to foster word of mouth by continuing to grow our collection and deliver exceptional service. Additionally, we expect to increase our investments in online and offline marketing to help raise awareness in our core customer community as well as in additional market segments and geographies. In parallel, we intend to grow the depth and breadth of our collection by increasing awareness among potential contributors of the opportunity to share their creative work with a broader audience and generate income through Shutterstock.

        Lead Innovation in User and Contributor Experience.    We intend to build on our market-leading position by providing the best online experience for digital imagery and music users and contributors. With one of the largest collections of images in the industry, and one of the highest volumes of commercial image downloads, we believe that we have more information on the marketplace and user needs than any of our competitors. We intend to use this data to continue to improve the quality of our search algorithms and user experience. We also plan to enhance the tools we offer contributors to help them establish their portfolio on our websites, track their performance and explore opportunities to create content that customers need. We plan to continue to improve the speed and usefulness of feedback that we provide contributors on the imagery and music that they submit, and facilitate new ways for them to participate in an engaged community of their peers. Lastly, we intend to roll out new product offerings and product extensions, such as our Shutterstock Music service that launched in June 2014 and our acquisitions of WebDAM in March 2014 and Rex and PremiumBeat in January 2015, that we believe will create deeper relationships with our core communities and attract new users to our websites.

        Increase Localization.    We are a global company, with users and contributors in more than 150 countries and a website that is available in 20 languages. We plan to deepen our global penetration among users and contributors by improving the quality of the Shutterstock experience, regardless of language or location. For example, we intend to increase the number of languages, currencies and payment methods that we support in order to serve an even larger global user base. Furthermore, we plan to improve the quality of non-English searches by increasing the sophistication with which we handle non-English image tagging and search ranking. Finally, there is significant unmet demand for localized content, such as images with locally relevant themes, customs, objects and ethnicities. We plan to increase the geographical diversity of our contributor community so that we can provide the imagery and music demanded by our increasingly global user base.

        Increase Our Penetration of Media Agencies and Large Enterprises.    To date, the majority of our revenue has been generated from SMBs purchasing online, many of whom did not previously have access to low-cost commercial digital imagery and music. As of our last comprehensive customer survey, conducted in March 2014, less than 30% of our customers worked at companies with more than 250 employees. Furthermore, in 2014, less than 20% of our revenue was generated through our direct sales organization, which focuses on sales to media agencies and large enterprises. We believe that we have a strong value proposition for media agencies and large enterprises, which account for a significant portion of the existing market for commercial digital imagery and music. These companies have historically purchased commercial imagery and music via sales-driven relationships and are used to complex licensing, limited imagery and music libraries and high prices. While our sales and support organization has historically been focused primarily on inbound customer communications, we are working to increase our revenue from media agencies and large enterprises through a direct sales approach and by offering tailored purchase options.

        Pursue Emerging Content Types.    Alternative content types such as video footage and music represent significant opportunities for growth. According to MagnaGlobal, global online video advertising spending is expected to increase an average of 23% annually from $3.3 billion in 2010 to $11.4 billion in 2016. Video has become a mainstream online activity globally, and is forecasted to expand to 62% of all consumer internet traffic by 2015, according to Cisco's Visual Networking Index. As user demand is increasing, the cost to contributors to create and produce professional video content is becoming increasingly affordable, most notably due to digital SLR cameras that include HD video capabilities. Given the convergence of photography and video tools, we believe that our network effects in still image licensing will help propel our efforts in the video and music market. Our acquisition of PremiumBeat in January 2015 will accelerate our mission to provide affordable and high-quality music. In addition to video and music, we see opportunities in other emerging digital content areas that may be relevant to our customers.

Products

        We provide licensed content that our users purchase to enhance their visual communications. Our collection is currently one of the largest in the commercial digital imagery industry, with over 46 million images and more than 2 million video clips as of December 31, 2014. We offer a variety of content types, including photography, illustrations, vector art, video footage and, beginning in June 2014, music tracks. Users can search our collection and preview watermarked versions of our content at no cost. They can then pay to license and download the imagery and music they need, either on a subscription basis or on a per-download basis. Shutterstock imagery and music are provided under a royalty-free non-exclusive license and, as an assurance of the integrity of our content, users are typically covered by up to $10,000 of indemnification protection in aggregate against any legal costs or damages that may arise from the licensed use of our imagery and music. Each image available for high-resolution digital download has been vetted by our team of reviewers to ensure that it meets our standards of quality and can be appropriately licensed for commercial or editorial use.

        Photographs.    We offer high-quality photographs that cover a wide variety of subjects, including animals/wildlife, the arts, backgrounds/textures, beauty/fashion, buildings/landmarks, business/finance, celebrities, education, food/drink, healthcare/medical, holidays, nature, objects, people, religion, science, sports/recreation, technology and transportation. The significant majority of our photography collection is made up of creative images that can be used in both commercial and editorial contexts. Images that are marked as editorial-only, such as photographs of celebrities and newsworthy events, which constituted fewer than 10% of our total images as of December 31, 2014, cannot be used to promote a product or service; instead these images are licensed for use in editorial settings such as newspapers, blogs and magazines. In January 2015, we acquired Rex, the largest independently owned photographic press agency in Europe. Rex specializes in editorial imagery, such as celebrity, entertainment, sports and news images, and offers customers access to both a live feed and a multi-decade archive of iconic photos. While we have historically focused on imagery for commercial use, the Rex acquisition marks our substantive entry into the editorial market. On Shutterstock.com, photographs are available in a variety of sizes including small files that are appropriate for mobile browsing and large files appropriate for large format prints and high-resolution displays. As of December 31, 2014, photographs made up approximately 66% of the collection on Shutterstock.com.

        Illustrations and Vector Art.    In addition to photographic images, we also offer images that have been created using illustration tools and software. These images are made up of two types: illustrations (raster graphics) and vector art (vector graphics). Raster graphics are stored as a fixed set of pixels, whereas vector graphics are stored using geometric modeling. Since vectors are described using geometric data instead of fixed pixels, vectors can be scaled to any size without loss of resolution or quality. As of December 31, 2014, illustrations and vector art made up approximately 29% of the collection on Shutterstock.com.

        Video Footage.    For those engaged in producing video advertisements, commercial motion pictures, television programming, video games, interactive applications and other video-based media, we also provide video footage. Footage clips are available in a variety of formats and sizes, including High Definition (HD) and Ultra-High Definition (4K). As of December 31, 2014, our video footage collection contained more than two million video clips and made up approximately 5% of the collection on Shutterstock.com.

        Curated, Premium Imagery.    For high-impact use cases that require extraordinary imagery, our Offset brand provides authentic and exceptional imagery under a straightforward licensing process. Offset features work from top assignment photographers and illustrators from around the world, in addition to established and respected collections including National Geographic and The Licensing Project. Every image in the collection is hand selected, chosen for its artistic distinction and narrative quality, and is curated into specific categories such as commercial lifestyle, food, travel and fashion.

        Online Learning.    For digital professionals looking to improve their creative and technical skills, our Skillfeed platform provides an online marketplace of curated video courses made accessible through an affordable subscription plan. As of December 31, 2014, Skillfeed featured more than 50,000 videos and includes tutorials on subjects ranging from graphic design, video and photo editing, to professional skills such as Microsoft Excel and web development. Skillfeed offers comprehensive courses, with videos of 20 minutes or more, designed to develop in-depth professional skills, as well as shorter courses designed to provide new tips and techniques on a range of topics.

        Music.    For customers looking to add music to their creative projects we offer thousands of high-quality audio tracks at simple and affordable price points, making it easier for businesses, marketers, producers and filmmakers to bring their ideas to life. To accelerate progress in serving customers' music needs, in January 2015 Shutterstock acquired substantially all of the assets and certain liabilities of PremiumBeat, a leading provider of exclusive, high-quality music and sound effects for use in videos, films, television, mobile applications, games, and other creative projects.

        WebDAM.    WebDAM offers digital asset management software services through its cloud-based platform to marketing and creative organizations. WebDAM's products help organizations manage, search, distribute and collaborate on creative digital files in order to grow their brands and reach new audiences. WebDAM's offerings are particularly attractive to large enterprises, which make up a growing portion of our current WebDAM client base.

Purchase Options

        We strive to offer simple, transparent purchase options that remove complexity from a customer's workflow. We currently offer the following options:

        Subscription:    Our signature and highest grossing purchase option is our 25-a-day subscription. This purchase option allows a user to download up to a total of 25 photos, vectors or illustrations per day under our Standard License, regardless of image size. Subscription customers can download and experiment with multiple images at no extra cost, which removes friction from their creative process. Subscriptions can be purchased in 30 day, 90 day, 180 day and 365 day increments and are typically paid in advance. Skillfeed, Shutterstock's online learning marketplace, is a subscription-based product which allows users to access unlimited video courses for an affordable monthly or annual membership. WebDAM's digital asset management offerings are made available via annual software-as-a-service subscription plans. Subscription purchase options represented approximately 45% of our revenue as of December 31, 2014.

        On Demand:    Customers can buy images, video clips and music tracks through fixed packages. For example, we offer On Demand packages that include one image, 5 images, 25 images, or 60 images of various resolutions under our Standard License. We charge the same price for illustrations and vectors as we do for photographs and we do not charge more for a higher resolution image than a lower resolution image. This offers customers the simplicity of being able to license any size of any still image in our collection for the same price. We have similar pricing packages for video clip and music track packages. For video, we offer one video clip, 5 video clips, or 25 video clips with various resolutions under our Standard License and for music we offer one music track under our Standard or Enhanced License depending upon customer needs. Upon the On Demand purchases of an image, video clip or music track, the customer has up to one year to download that content before it expires. While the significant majority of On Demand imagery revenue comes from our Standard License packages, other forms of On Demand purchases for images include Enhanced Licenses (for customers who need broader licensing rights than are offered under our Standard License) and images licensed through Bigstock and Offset. Our On Demand purchase options represented approximately 35% of our revenue as of December 31, 2014.

        Other Purchase Options:    We provided a number of other purchase options which together represented approximately 20% of our revenue as of December 31, 2014. These purchase options include custom accounts for customers that need multi-seat access, invoicing, unlimited indemnification or a higher volume of images.

Users

        We serve a wide variety of companies across numerous industries, organizational sizes and geographies. As of December 31, 2014, our customer database contained more than six million user accounts. Of these, more than 1.2 million users contributed to our revenue in 2014. Due to our large number of customers, we do not have any material customer concentration with our top 25 customers in the aggregate accounting for less than 2% of our revenue in 2014. Our users tend to fit into one of three categories: businesses, marketing agencies or media organizations.

        Businesses.    Business customers require high-quality, commercially licensed digital imagery and music for a wide range of communication materials. Such communication materials may be intended for internal or external use and include websites, print and digital advertisements, annual reports, brochures, employee communications, newsletters, email marketing campaigns and presentations. Shutterstock's business users range from sole proprietors to Fortune 500 companies.

        Marketing Agencies.    Marketing agencies require high-quality, commercially licensed digital imagery and music to incorporate in the work they produce for their clients' business communications. Whether providing graphic design, web design, interactive design, advertising, public relations, communications or marketing services, Shutterstock's marketing users range from independent freelancers to the largest global agencies.

        Media Organizations.    Media professionals require high-quality, commercially licensed digital imagery and music to incorporate in the content they produce, including digital publications, newspapers, books, magazines, television and film. They also require high-quality images to market their products effectively. Shutterstock's media users range from independent bloggers to multi-national publishing and broadcast organizations.

Content Contributors and Content Review Process

        The content we provide to our users is created by a community of contributors from around the world and is generally vetted by our specialized team of image and video clip reviewers. Whether photographers, videographers, illustrators or designers, our community of more than 65,000 approved contributors as of December 31, 2014 range from part-time enthusiasts to full-time professionals, and all of them must meet high standards in order to work with Shutterstock.

        In order to become a contributor, an individual must submit an application that includes a portfolio of images or video clips. Of more than 900,000 contributor accounts that had been created as of December 31, 2014, less than 20% were approved. Once accepted by Shutterstock's review team, contributors can upload as many images or videos as they like; however, every submitted image or video is reviewed to ensure that images and videos in our collection meet certain standards of aesthetic and technical quality. As of December 31, 2014, approximately 83 million images had been submitted to our review team by approved contributors and, of those, only approximately 46 million, or approximately 60%, were approved and made available in our marketplace. Each image or video that is rejected by our review team is tagged with at least one rejection reason that is communicated to the submitting contributor to help him or her to improve and to give insight into our review standards. Such rejection reasons include focus, composition, poor lighting, and potential trademark concerns. We combine proprietary technology and a highly trained content review staff to deliver sophisticated yet efficient image review—we typically process images within 36 hours of upload.

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

        Content accepted into our collection is added to our website where it is available for search, selection, license and download. Contributors are typically paid monthly based on how many times their images or video clips have been licensed in the previous month. Contributors may choose to remove their images or video clips from our collection at any time. Due to our large number of contributors, we do not have any material content supply concentration; the content contributed by our five highest-earning contributors was together responsible for less than 3% of downloads in 2014.

        Music content is sourced through a strategic partnership and through direct submission to our music team. Shutterstock's acquisition of PremiumBeat in January 2015 will further enhance our collection and music content acquisition capabilities.

        Shutterstock provides different earnings structures for photographs, illustrations and vector art, video footage and music tracks:

        Photographs, Illustrations and Vector Art.    Contributors of photographs, illustrations and vector art to Shutterstock.com are paid based on the number of times that their images have been downloaded. The significant majority of image downloads are licensed under our Standard License. The amount that a contributor of a photograph or vector receives per Standard License typically ranges from $0.25 per image downloaded to $5.70 per image downloaded. The exact amount earned is determined by our published earnings schedule, the contributor's lifetime earnings which determine the contributor's earnings tier, and the purchase option under which an image was licensed. When images are licensed under our Enhanced License, the contributor of that image earns $28.00 per image downloaded. When images are licensed under other purchase options or license types, contributors typically earn between 20% and 30% of the sale price of each image based on the contributor's lifetime earnings which determine the contributor's earnings tier.

        Video Footage and Music.    Contributors of video footage and music tracks are also generally paid based on the number of times that their video clips or music tracks have been licensed and downloaded. When a video clip or music track is downloaded the contributor is typically paid approximately 30% of the sale price with certain minimum amounts per download. In certain cases, video and music contributors are paid a one-time up-front perpetual license fee instead of being paid per download.

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

        Our customer-facing software enables users to search millions of digital images, video clips and music tracks and then select, organize, pay for, license and download the images, video clips and music tracks that they would like to use. Our proprietary search algorithms evolve automatically based on behavioral data, which means that each search and download that a user performs on our websites gives our search engine more information with which to improve. Having delivered over 475 million paid downloads as of December 31, 2014, the data that we have collected and the search technology that it powers are an important and proprietary asset. We have also invested in making our ecommerce platform global, allowing customers to search and make purchases in 20 languages and eleven currencies.

        Our contributor-facing software enables contributors to apply to become a contributor, upload and tag images and video clips, receive feedback on their submissions from our review team, see reports on earnings and payouts, and participate in online discussion forums with other contributors. We have also developed proprietary tools to help our contributors improve their craft, including our Keyword Trends Tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time. This tool allows contributors to anticipate demand and generate images and video clips that customers will want to license, and is another example of how we combine software and large-scale proprietary datasets to deliver value to our users.

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

Brands

        Shutterstock is our flagship brand and the significant majority of our revenue is generated through our shutterstock.com website. We also operate Bigstock and WebDAM which Shutterstock acquired in 2009 and 2014, respectively, and PremiumBeat and Rex which were both acquired in January 2015. Additionally, we launched Offset and Skillfeed in 2013 and Shutterstock Music in 2014. While Shutterstock generates the majority of its revenue from higher-volume commercial image users and subscription-based pricing models, Bigstock focuses on the needs of lower-volume, more cost-conscious image users, Rex focuses on editorial image buyers, and Offset focuses on higher-end advertising agencies and corporate buyers who require premium imagery. WebDAM's offerings focus on marketing and media departments within large enterprises, which make up a growing portion of its client base. Shutterstock.com's collection contained more than 46 million images and more than 2 million video clips as of December 31, 2014. This figure does not include Bigstock's collection which contains more than 23 million images as of December 31, 2014, some of which are also available through Shutterstock.com.

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

        The marketing efforts used in generating more revenue also help us generate more earnings for our contributors. Increasing revenue helps attract more content, which in turn helps us convert and retain even more paying users. Furthermore, the high degree of satisfaction that users have with our product drives word of mouth recommendations, which helps our marketing efforts attract an even broader audience than we reach directly. In these ways, we believe our marketing efforts have a self-reinforcing effect, which powers the growth and success of our marketplace.

Sales and Customer Support

        The significant majority of our revenue is generated via self-serve ecommerce. We encourage our users to take advantage of the comprehensive search capabilities of our websites, our credit card-based payment options and the immediate digital delivery of licensed imagery and music. We believe the ability to search for, select, license and download content over the internet offers our users convenience and speed, and enables us to achieve greater economies of scale.

        Direct communication with our customers, however, remains a significant component of our customer support and sales strategy. Our customer support and sales team is available to assist users via email, chat and phone in ten languages. In addition to handling inbound customer support and sales inquiries, we also proactively contact potential high volume customers and offer them custom accounts to meet their needs. Outbound sales activities constitute approximately 20% of Shutterstock's overall revenue as of December 31, 2014.

Product Rights and Intellectual Property

  Product Rights and Indemnification.

        All of the images, video clips and music that we make available to users on Shutterstock.com are offered under a perpetual, royalty-free license. This means that once a customer has licensed an image, video clip or music track, that customer can use the associated content in accordance with the license terms in perpetuity without having to pay any ongoing royalties to us. Typically, the image, video clip or music track license is non-exclusive, meaning that multiple customers can license the same image, video clip or music track under the applicable Shutterstock license agreement. Furthermore, we do not typically require that contributors of imagery, video clips and music to our sites provide their content to us on an exclusive basis, with the exception of our PremiumBeat offering.

        Under our standard license agreement, we represent and warrant to our customers that unaltered images and video clips downloaded and used in compliance with our websites' terms of service, the license agreement and applicable law will not infringe any copyright, trademark or other intellectual property right, nor will such unaltered images and video clips violate any third parties' rights of privacy or publicity, violate any U.S. law, be defamatory or libelous, or be pornographic or obscene. Provided that a customer has not breached the license agreement or any other agreement with us, we will defend, indemnify, and hold customers harmless from liability directly attributable to breaches of the foregoing representations and warranties for damages up to $10,000 per customer. We also offer certain of our customers custom contracts with terms that vary from those in our standard license agreement, including providing customers with indemnity for damages beyond $10,000 per customer or unlimited indemnification. Such increased or unlimited indemnity still applies only to claims for damages directly attributable to our breach of the foregoing representations and warranties. To date, we have not incurred any material financial liability as a result of these indemnification obligations. Since 2009, we have received approximately 35 customer claims for indemnification, and following investigation of such claims, fewer than one-third of such claims have resulted in our making any cash payment to settle such claims. Aggregate amounts paid to date to settle customer indemnification claims have not been material to our business. No claims for indemnification have been asserted by any customer under a custom contract with unlimited indemnification protection. We maintain commercially reasonable insurance intended to protect against the costs of intellectual property litigation and our indemnification obligations under our license agreements.

        Intellectual Property.    We protect our intellectual property through a combination of patents, trademarks and domain name registrations, copyrights and trade secrets.

        We own a portfolio of trademarks, including "Shutterstock", "Offset", "Skillfeed", "Bigstock", "Big Stock Photo", and "WebDAM". We will pursue additional trademark registrations to the extent that we create any additional material and registrable trademarks or logos. We are the registered owner of a variety of the shutterstock.com, bigstock.com, offset.com, skillfeed.com, webdam.com, premiumbeat.com, and rexfeatures.com internet domain names and various other related domain names. We have successfully recovered infringing domain names in the past and will continue to enforce our rights in the future. We also own copyrights, including certain content in our websites, publications and designs. These intellectual property rights are important to our business and marketing efforts. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. With respect to our trademarks and trade names, trademark laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be cancelled or invalidated if challenged by others based on certain use requirements or other limited grounds.

        We protect our intellectual property rights by relying on federal, state, and common law rights, including registration, in the United States and certain foreign jurisdictions, as well as contractual restrictions. We enforce and protect our intellectual property rights through litigation from time to time, and by controlling access to our intellectual property and proprietary technology, in part, by entering into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and vendors. In this way, we have historically chosen to protect our software and other technological intellectual property as trade secrets. We further control the use of our proprietary technology and intellectual property through provisions in our websites' terms of use and license agreements.

Competition

        The market for commercial digital imagery and music is highly competitive. We believe that the principal competitive factors are:

  •
  the quality, relevance and breadth of the imagery and music in a company's collection;

  •
  the accessibility of imagery and music, in the form of the speed and ease of search and fulfillment;

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

        Some of our current and potential significant competitors include:

  •
  other online marketplaces for imagery such as iStockphoto, Fotolia, which was recently acquired by Adobe Systems Incorporated, or Adobe, and Dreamstime;

  •
  traditional stock content providers such as Getty Images and Corbis Corporation;

  •
  specialized visual content companies that are established in local, content or product-specific market segments such as Reuters Group PLC, the Associated Press, and T3 Media;

  •
  providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing, Warner Music Group, and EMI Music Publishing;

  •
  websites focused on image search and discovery such as Google Images;

  •
  websites for image hosting, art and related products such as Flickr;

  •
  social networking and social media services; and

  •
  commissioned photographers and photography agencies.

        Lastly, we compete with the alternative of creating one's own imagery or music or choosing not to consume licensed imagery or music because it is too expensive or because one is not aware of how to do so.

Government Regulation

        The legal environment of the internet is evolving rapidly in the United States and worldwide. The development of new laws and regulations, the manner in which existing laws and regulations will be applied to the internet in general, and how the foregoing will relate to our business in particular, is unclear in many cases. For example, there is uncertainty regarding how laws and regulations will apply in the online context and to different business models, including with respect to such topics as privacy, data management and cyber-security, defamation, ecommerce, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, subscription-based billing, content regulation, quality of products and services, internet neutrality, outsourcing, and intellectual property ownership and infringement.

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

  •
  Federal and state regulatory agencies are accelerating the consideration, adoption and enforcement of rules and guidelines concerning data security measures and reporting of cyberattacks and other security breaches of personal data to affected individuals, to regulatory agencies, to law enforcement officials and to other third parties.

  •
  Federal and state regulatory agencies are also accelerating the consideration, adoption and enforcement of rules, regulations and guidelines that govern online service providers' data collection, processing, retention, transfer and use policies and practices, including with respect to the disclosure of consumer data to third parties such as direct marketers.

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

        We post privacy policies on our websites concerning our data collection and use practices. We also implement data security measures. Allegations that our policy disclosures are inadequate or that we have failed to comply with our posted privacy policies, that our security measures are insufficient, or that we otherwise violated Federal Trade Commission requirements or other privacy-related laws and regulations, could result in proceedings by governmental or regulatory bodies or private parties that could potentially harm our business, results of operations and financial condition. In addition, there is a risk that privacy and data security laws may be interpreted and applied differently in certain jurisdictions, in ways that are not consistent with our current practices, which could also potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative and regulatory proposals before the United States Congress, various state legislative bodies, and government agencies regarding privacy and security and other consumer issues that may affect our business. It is not possible to predict whether or when such rules and regulations may be adopted, or how existing or new rules or regulations could be interpreted by courts or agencies, however, it is possible that the foregoing could harm our business by, among other things, decreasing user registrations and revenue, increasing the cost of compliance, impeding the development of new products or services, and limiting potential sources of revenue such as online advertising. These adverse effects on our businesses could be caused by, among other possible provisions, the required display of specific disclaimers, requirements to obtain consent from users for certain activities, costly security measures or other requirements before users can utilize our services. In addition, we may be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors, payment processors and business partners. These third parties may be vulnerable to violations of privacy laws, threats such as computer hacking, cyber-terrorism or other unauthorized attempts to access, modify or delete our or our customers' information or business assets that they service or maintain on our behalf.

        In addition, there is a significant increase in non-U.S. jurisdictions considering, adopting and enforcing existing and new laws and regulations regarding a broad spectrum of privacy, data management, data transfer, and security and other matters related to online businesses and ecommerce. Non-U.S. laws and regulations are often more restrictive than those in the United States. Due to the global nature of the internet, it is possible that the governments of other states and countries might attempt to regulate our online activities such as digital transmissions, or to prosecute us for alleged violations of their laws. We might unintentionally violate such laws; such laws or their interpretation or application may be modified; and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. The law relating to the liability of providers of online services for activities of their users is currently unsettled both within the United States and abroad. Claims may also be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other reasons based on the nature and content of information that we collect or use, or to or from which we provide links or that may be posted online.

Employees

        As of December 31, 2014, we employed 512 full-time employees, including 161 engaged in product development, 226 engaged in sales, marketing and support, 39 engaged in content operations and 86 engaged in general and administrative functions. Of these employees, 436 were located in the United States, primarily in New York, New York. In addition to our full-time employees, we also employ the services of a number of contractors, including 106 contractors focused on content review as of December 31, 2014. Of these contractors, 68 contractors were located in the United States and 38 were located outside of the United States, primarily in Canada and Europe. None of our employees is represented by a labor union, and we consider our company culture and employee relations to be strong.

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

Seasonality

        Our operating results may fluctuate from quarter to quarter as a result of a variety of factors. Our results may reflect the effects of some seasonal trends in customer behavior. For example, we expect usage to decrease during the fourth quarter of each calendar year due to the year-end holiday season, and to increase in the first quarter of each calendar year as many customers return to work. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues tend to be less volatile than if we had no subscription-based customers.

Available Information

        Our principal office is located at 350 Fifth Avenue, 21st Floor, New York, New York 10118, and our telephone number is (646) 419-4452. Our website address is www.shutterstock.com. Our investor relations website is located at http://investor.shutterstock.com. We make available free of charge on our investor relations website under the heading "SEC Filings" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Corporate History

        After launching our marketplace in 2003, we organized in the State of New York as Shutterstock, Inc. in December 2004, and we became Shutterstock Images LLC in June 2007. On October 5, 2012, we reorganized from Shutterstock Images LLC, a New York limited liability company, or the LLC, to Shutterstock, Inc., a Delaware corporation, which we refer to as the Reorganization. We completed our initial public offering, or IPO, in October 2012, and completed a follow-on offering in September 2013. Our common stock is listed on the New York Stock Exchange under the symbol "SSTK".

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

Risks Related to Our Business

The success of our business depends on our ability to continue to attract and retain customers and contributors to our online marketplace for commercial digital imagery and music.

        The success of our business and our future growth depends significantly on our ability to continue to attract new customers and contributors, as well as continue to retain existing customers and contributors, to our online marketplace for commercial digital imagery and music. To maintain and increase our revenue, we must regularly add new customers and retain our existing customers. An increase in paying customers has generally attracted more images, video clips and music tracks from contributors, which increases our content selection and in turn attracts additional paying customers. To attract new customers and contributors and retain existing customers and contributors, we rely heavily on the effectiveness of our marketing efforts, the size and content of our collection and the functionality and features of our marketplace. Our marketing efforts may be unsuccessful, our collection may fail to grow as anticipated and new technologies may render the systems and features of our marketplace obsolete, any of which would adversely affect our results of operations and future growth prospects.

Our business depends in large part on repeat customer purchases from both our subscription-based and our On Demand purchase options. If customers reduce or cease their spending with us, or if content contributors reduce or end their participation in our marketplace, our business will be harmed.

        The majority of our revenue is derived from customers who have purchased with us in the past. As a result, our future performance largely depends on our ability to motivate our customers to continue to purchase from us. A key factor in creating such an incentive is our ability to provide customers with the content they seek and to refresh and grow our collection of digital content based on current and future trends. We seek to achieve these goals by expanding our products, attracting new contributors to our marketplace and by retaining our existing contributors. If we are unable to attract new contributors, retain existing contributors or add new content to our online marketplace, or if we fail to do so in a timely manner, customers requiring new and up-to-date content may reduce their spending with us. Another key factor in retaining our existing customers is our ability to deliver a user experience that continues to meet customers' needs, including the quality and accuracy of our search algorithms. If we are unable to maintain or improve upon the user experience that we deliver customers in a way that motivates our customers to continue to purchase from us, our business would be harmed. Furthermore, although historically the gross margins and revenue retention rates from our subscription-based and our On Demand purchase options have been substantially similar, there can be no assurance that this will continue in future periods.

We operate in a new and rapidly changing market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

        The market for commercial digital imagery and music is a relatively new and rapidly changing market that may not develop as expected. Our business strategy and projections rely on a number of assumptions about the market for commercial digital imagery and music, including the size and projected growth of the market over the next several years. Some or all of these assumptions may be incorrect. The market for online commercial digital imagery and music may not develop as we expect or as third party analysts have forecasted or we may fail to address the needs of this market.

        The limited history of the market in which we operate makes it difficult to effectively assess our future prospects, and you should consider our business and prospects in light of the risks and difficulties we encounter in this evolving market. These risks and difficulties include our ability to:

  •
  attract new customers and retain existing customers;

  •
  offer customers the kinds of content they are seeking;

  •
  successfully compete with other companies that are currently in, or may in the future enter, the commercial digital imagery and/or music marketplace;

  •
  protect against the misuse of our content;

  •
  raise awareness of our online community and brand name;

  •
  successfully expand our business;

  •
  continue to develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features and services; and

  •
  avoid interruptions or disruptions in our services, including, for example, disruptions attributable to security breaches or other security incidents.

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

        The commercial digital imagery industry is intensely competitive. Competition may result in loss of market share, pricing pressures or reduced profit margins, any of which could substantially harm our business and results of operations. We compete with a wide array of companies, from significant media companies to individual imagery creators, to provide commercial digital imagery to users of such imagery. These competitors include:

  •
  other online marketplaces for imagery such as iStockphoto, Fotolia, which was recently acquired by Adobe, and Dreamstime;

  •
  traditional stock content providers such as Getty Images and Corbis Corporation;

  •
  specialized visual content companies that are established in local, content or product-specific market segments such as Reuters Group PLC, the Associated Press and T3 Media;

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

New competitors could enter our market for digital imagery and music, and we may be unsuccessful in competing with these new entrants.

        New competitors may enter our market for digital imagery and music, particularly if technological advances or other market dynamics make creating, sourcing, archiving, indexing, reviewing, searching or delivering commercial digital imagery and music easier or more affordable. While we believe that there are obstacles to creating a meaningful network effect between customers and contributors, the barriers to creating a website that allows for the sale of digital content are low, which could result in greater competition. Our contributors, for example, may freely offer the images they provide to us to our competitors and may remove their images from our collection at any time. New entrants may raise significant amounts of capital and they may choose to prioritize increasing their market share and brand awareness over profitability, including, for example, by offering higher royalties for exclusivity. Additionally, larger, more established and better capitalized entities may acquire, invest in or partner with our competitors or leverage their own image-related competencies to enter our market. For example, Adobe recently acquired one of our competitors, Fotolia, to enter our market for digital imagery, and it is possible that this acquisition may negatively impact our business and financial condition. If we are unable to compete successfully against new entrants, our growth prospects and results of operations may be adversely affected.

We may not be able to prevent the misuse of our digital content and we may be subject to infringement claims.

        We rely on intellectual property laws and contractual restrictions to protect our rights and the digital content in our collection. Certain countries are very lax in enforcing intellectual property laws. Litigation in those countries will likely be costly and ineffective. Consequently, these intellectual property laws afford us only limited protection. Unauthorized parties have attempted, and may in the future attempt, to improperly use the digital content in our collection. We cannot guarantee that we will be able to prevent the unauthorized use of our digital content or that we will be successful in stopping such use once it is detected.

        We have been subject to a variety of third-party infringement claims in the past and will likely be subject to similar claims in the future. We license all of our digital content from photographers, illustrators, videographers and composers, and, although we generally have staff committed to reviewing the content that we accept into our collection, we cannot guarantee that each contributor holds the rights or releases he or she claims or that such rights and releases are adequate. As a result, we may be subject to infringement claims or other claims by third parties. Furthermore, we offer our customers indemnification of up to $10,000 in the aggregate per customer for legal costs and direct damages arising from claims that the use of an image, video footage or music track licensed through us and used in accordance with the applicable license agreement infringes any copyright, trademark or other intellectual property right, violates any third parties' rights of privacy or publicity, violates any U.S. law, or is defamatory or libelous, or is pornographic or obscene. We also offer certain of our customers custom contracts with terms that vary from those in our standard license agreements, including providing users with indemnity for damages beyond $10,000 per user or unlimited indemnification. Such increased or unlimited indemnity still applies only for claims for damages directly attributable to the foregoing claims. However, our contractual maximum liability may not be enforceable in all jurisdictions. We maintain insurance policies to cover potential intellectual property disputes. Since 2009, we have received approximately 35 customer claims for indemnification and following investigation of such claims, fewer than one-third of such claims have resulted in our making a cash payment to settle such claims. Aggregate amounts paid to date to settle customer indemnification claims have not been material to our business. Although we have insurance to cover indemnification claims, and although, to date, these claims have not resulted in any material liability to us, we have incurred, and will continue to incur, expenses related to such claims and related settlements, which may increase over time. If a third-party infringement claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against all losses. Any claims against us, regardless of their merit, could severely harm our financial condition and reputation, strain our management and financial resources, and adversely affect our business.

Assertions by third parties of infringement or other violations by us of intellectual property rights could result in significant costs and substantially harm our business and operating results.

        Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights or rights related to their use of technology. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties may in the future assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot guarantee that we are not infringing or violating any third-party intellectual property rights or rights related to use of technology.

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

        One of our strategic goals is to increase the percentage of our revenue that comes from larger companies, in addition to the small and medium-size companies from whom we have generated the majority of our revenue historically. In order to win the business of larger companies, we may face greater demands in terms of increased service requirements, greater indemnification requirements, greater pricing pressure, and greater working capital to accommodate the larger receivables and collections issues that are likely to occur as a result of being paid on credit terms. If we are unable to adequately address those demands, it may affect our ability to grow our business in this segment, which may adversely affect our results of operations and future growth. If we address those demands in a way that expands our risk of infringement claims, significantly increases our operating costs, reduces our ability to maintain or increase pricing, or increases our working capital requirements, our business, operating results and financial condition may suffer.

Continuing expansion into international markets is important for our growth, and as we continue to expand internationally, we face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs or otherwise limit our growth.

        Continuing to expand our business to attract customers and contributors in countries other than the United States is a critical element of our business strategy. In 2014, approximately 63% of our revenue was derived from customers located outside of North America. While a significant portion of our customers reside outside of the United States, we have a limited operating history as a company outside the United States. We expect to continue to devote significant resources to international expansion through establishing additional offices, hiring additional overseas personnel and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our collection and user experience for foreign markets. Our ability to expand our business and to attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

  •
  compliance with foreign laws and regulations, including disclosure requirements, privacy laws, rights of publicity, technology laws and laws relating to our content;

  •
  disturbances in a specific country's or region's political, economic or military conditions, including potential sanctions (e.g., recent significant civil, political and economic disturbances in Russia, Ukraine and the Crimean peninsula);

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

        In addition, we could be adversely affected if legislation or regulations are imposed or expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, Russia has recently enacted a data localization law that will likely conflict with the way we currently conduct our operations by requiring all personal data of Russian citizens to be stored and processed in Russia, effective on September 1, 2015, which may negatively impact our operations.

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

        We believe our worldwide provision for income taxes is reasonable, but our ultimate tax liability may differ from the amounts recorded in our financial statements and may materially adversely affect our financial results in the period or periods for which such determination is made. We have created reserves with respect to such tax liabilities where we believe it to be appropriate. However, there can be no assurance that our ultimate tax liability will not exceed the reserves that we have created.

        Furthermore, the current administration of the U.S. federal government has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed changes to U.S. tax laws. Changes to U.S. tax laws that may be enacted in the future could impact our tax liabilities. Due to the large and expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

Our operations may expose us to greater than anticipated sales and transaction tax liabilities, including VAT, which could harm our financial condition and results of operations.

        We may have exposure to sales or other transaction taxes (including VAT) on our past and future transactions in such jurisdictions where we are required to report taxable transactions. A successful assertion by any state or local jurisdiction or country that we failed to pay such sales or other transaction taxes, or the imposition of new laws requiring the payment of such taxes, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage customers from purchasing digital content from us, or otherwise substantially harm our business and results of operations.

If we do not respond to technological changes or upgrade our websites and technology systems, our growth prospects and results of operations could be adversely affected.

        To remain competitive, we must continue to enhance and improve the functionality and features of our websites in addition to our infrastructure. For example, as the proportion of our business related to video footage licensing continues to increase, we will need to expand and enhance our technological capabilities to ingest, store and search video content in ways that are similar to our management of images. A video footage clip represents significantly more data as compared to a still image. As a result, we will need to continue to improve and expand our hosting and network infrastructure and related software capabilities. These improvements may require greater levels of spending than we have experienced in the past. Without such improvements, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. Furthermore, in order to continue to attract and retain new customers, we are likely to incur expenses in connection with continuously updating and improving our user interface and experience. We may face significant delays in introducing new services, products and enhancements. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete or less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

Technological interruptions that impair access to our websites or the efficiency of our marketplace could damage our reputation and brand and adversely affect our results of operations.

        The satisfactory performance, reliability and availability of our websites and our network infrastructure are critical to our reputation, our ability to attract and retain both customers and contributors to our online marketplace and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We have in the past experienced, and may in the future experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors, data corruption, denial-of-service attacks, or an overwhelming number of visitors trying to reach our websites during periods of strong demand. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate two data centers in an active/standby configuration for geographic redundancy and even though we maintain a third disaster recovery facility to back up our collection, a system disruption at the active data center could result in a noticeable disruption to our websites until all website traffic is redirected to the standby data center. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could therefore result in a loss of revenue. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. In addition, we have entered into service level agreements with some of our larger customers. Technological interruptions could result in a breach of such agreements and subject us to considerable penalties.

Failure to protect our intellectual property could substantially harm our business and operating results.

        The success of our business depends on our ability to protect and enforce our patents, trade secrets, trademarks, copyrights and all of our other intellectual property rights, including our intellectual property rights underlying our online marketplace and search algorithms. We protect our intellectual property rights under trade secret, trademark, copyright and patent law, and through a combination of employee and third-party nondisclosure agreements, other contractual restrictions, and other methods. These afford only limited protection. Similarly, third parties may be able to independently develop similar or superior technology, processes, content or other intellectual property. Despite our efforts to protect our intellectual property rights and trade secrets, unauthorized parties may attempt to copy aspects of our intellectual property and use our trade secrets and other confidential information. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective. To the extent these unauthorized parties, which may include our competitors, are successful in copying aspects of, or using without our authorization, our search algorithms and our trade secrets, our business could be harmed.

        We have registered or applied to register "Shutterstock," "Offset," "Skillfeed," "Bigstock," "Big Stock Photo," "WebDAM," "PremuimBeat" and "Rex Features" and other marks as trademarks in the United States and other jurisdictions. Nevertheless, competitors may adopt service names confusingly similar to ours, or purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term "Shutterstock" or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.

        We are the registered owner of the shutterstock.com, bigstock.com, offset.com, skillfeed.com, webdam.com, premiumbeat.com, and rexfeatures.com internet domain names and various other related domain names. Domain names are generally regulated by internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our products within that country or to elect not to sell products in that country. Either result could harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we conduct business or in which we may conduct business in the future.

        In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover or develop our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce or determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Failure to obtain or maintain trade secret protection, or our competitors' acquisition of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

        Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and foreign countries may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Furthermore, the monitoring and protection of our intellectual property rights may become more difficult, costly and time consuming as we continue to expand internationally, particularly in certain markets, such as China and certain other developing countries in Asia, in which legal protection of intellectual property rights is less robust than in the United States and in Europe. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results.

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

  •
  our ability to provide new and relevant content to our customers;

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

        Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. We do not currently carry insurance against this risk. To date, we have experienced minimal impact to our financial statements from credit card fraud, but we continue to face the risk of significant losses from this type of fraud.

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

        The adoption, modification or interpretation of laws or regulations relating to the internet, ecommerce or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the internet. Such laws and regulations may cover a vast array of activities, for example, automatic contract or subscription renewal, credit card fraud and processing, sales, advertising and other procedures, taxation, tariffs, data privacy, data management and storage, and cyber-security, pricing, content, copyrights, distribution, electronic contracts, consumer protection, outsourcing, broadband residential internet access, internet neutrality and the characteristics and quality of products or services, and intellectual property ownership and infringement. In certain countries, such as those in Europe, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, data privacy and security apply to the internet and ecommerce as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. Those laws that relate to the internet are at various stages of development and interpretation by the courts and agencies, and thus, the scope and reach of their applicability can be uncertain. For example, the Children's Online Privacy Protection Act in the U.S. regulates the ability of online services to collect or use certain information from children under the age of thirteen. In addition, the Russian government recently passed a law requiring that personal data of Russian citizens be stored on servers located in Russia. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new customers or otherwise alter our business model, or cause us to divert resources and funds to address government or private investigatory or adversarial proceedings. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

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

Action by governments to restrict access to, or operation of, our products or services in their countries could substantially harm our business and financial results.

        Foreign governments, or internet service providers acting pursuant to foreign government policies or orders, of one or more countries may seek to censor content available through our products and services in their country, restrict access to our products and services from their country entirely, or impose other restrictions that may affect the accessibility of our products or services in their country for an extended period of time or indefinitely if our products and services are deemed to be in violation of their local laws and regulations. For example, domestic internet service providers have blocked access to Shutterstock in China and other countries, such as Turkey, have intermittently restricted access to Shutterstock. Additionally, the governments of Russia and Turkey have recently imposed new regulations that will require local transaction processing by payment service providers. In addition, the Russian government recently passed a law requiring that personal data of Russian citizens must be stored on servers located in Russia. If we are subject to these new regulations and laws, or are not eligible for an exception, we may be forced to significantly change or discontinue our operations in such markets. In the event that access to our products and services is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our contributor and customer base may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

Expansion of our operations into additional content categories and service areas may subject us to additional business, legal, financial and competitive risks.

        Currently, our operations are focused in significant part on digital still images. Further expansion of our operations and our marketplace into video footage and music or additional content categories, or into new services such as WebDAM, involves numerous risks and challenges, including increased capital requirements, potential new competitors and the need to develop new contributor and strategic relationships. Growth into additional content and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such content and services to offset the costs of acquiring such content and services.

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

        Integration of a new company's operations, assets and personnel into ours may require significant attention from our management. The diversion of our management's attention away from our current operations or the pursuit of other opportunities that could be beneficial to us and any difficulties encountered in the integration process could harm our ability to manage our business. For example, in January 2015 we acquired Rex, a premier source of editorial images, and PremiumBeat, a curated, royalty-free music library. There can be no assurance that we will be able to successfully integrate these businesses or any other companies, products or technologies that we acquire. Future acquisitions will also expose us to potential risks, including risks associated with any acquired liabilities, the integration of new operations, technologies and personnel, unforeseen or hidden liabilities, information security vulnerabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, customers, contributors and other suppliers as a result of integration of new businesses.

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

        We accept payments using a variety of methods, including credit cards and debit cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies became unwilling or unable to provide these services to us, for example, if they were to suffer a cyberattack or security incident. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments.

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

        Because we conduct a significant portion of our business outside of the United States but report our financial results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates. Our foreign operations are exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income. Similarly, if the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations.

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

        During the year ended December 31, 2013, we established foreign subsidiaries in various countries around the world, and as a result the financial statements of these recently created foreign subsidiaries are recorded in the applicable foreign currency (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. During the year ended December 31, 2012, we determined that the U.S. Dollar was our functional currency worldwide and therefore did not have any foreign currency translation adjustment. During the years ended December 31, 2014, 2013 and 2012, our foreign currency transaction activity was immaterial to the financial statements. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

We depend on the continued growth of online commerce and the continued adoption of digital imagery and music. If these trends do not continue, our growth prospects and results of operations could be adversely impacted.

        The business of selling goods and services over the internet is dynamic and, in certain of our foreign markets, relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the internet as a medium of commerce. In countries such as the United States and the United Kingdom, where our services and online commerce generally have been available for some time and the level of market penetration of our services is higher than in other countries, acquiring new customers may be more difficult and costly than it has been in the past. In order to expand our customer base, we may need to appeal to and acquire customers who historically have used traditional means of commerce to purchase goods and services. If these target customers prove to be less active than our earlier customers our business could be adversely impacted.

        In addition, our growth is highly dependent upon the continued demand for imagery and music. The commercial digital imagery market and music is rapidly evolving, characterized by changing technologies, intense price competition, introduction of new competitors, evolving industry standards, frequent new service announcements and changing consumer demands and behaviors. To the extent that demand for commercial digital imagery and music does not continue to grow as expected, our revenue growth will suffer.

The non-payment of amounts due to us from certain of our larger customers may negatively impact our financial condition.

        Our revenue generated through direct sales to large organizations has grown in recent years and represents less than 20% of our total revenue as of December 31, 2014. A portion of these customers typically purchase our products on credit and therefore we assume a credit risk for non-payment in the ordinary course of business. Although we evaluate the credit worthiness of new customers and perform ongoing financial condition evaluations of our existing customers, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2014, our allowance for doubtful accounts was $1.0 million. As our direct sales continue to grow, we expect to increase our allowance for doubtful accounts primarily as the result of increased sales to customers who pay on credit.

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

        Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that we may incur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our principal executive offices are located in New York City, a region that has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have disaster recovery capabilities, there can be no assurance that we will not suffer from business interruption as a result of any such events. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high-quality service to our customers and contributors, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and contributors and increased maintenance costs, which would adversely affect our operating results and financial condition.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile, and you could lose all or part of your investment.

        The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering in October 2012 at a price of $17.00 per share, the reported high and low sales prices of our common stock have ranged from $21.00 to $103.01 through February 25, 2015. These fluctuations could cause you to lose all or part of your investment in our common stock since you may be unable to sell your shares at or above the price at which you purchased such shares.

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

        As of February 25, 2015, we had 35,664,246 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our "affiliates," which remain subject to the restrictions in Rule 144 under the Securities Act.

        As of February 25, 2015, the holders of 16,677,766 shares of common stock were entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. We filed a registration statement on Form S-8 under the Securities Act covering all of the shares of common stock issuable pursuant to options granted in exchange for value appreciation right, or VAR, grants outstanding as of the time of the Reorganization, as well as options and shares reserved for future issuance under our 2012 Omnibus Equity Incentive Plan and our 2012 Employee Stock Purchase Plan. Shares issued pursuant to such options and plans can be freely sold in the public market upon issuance and vesting, subject to the lock-up agreements contained in the terms of the award agreements delivered under such plans, or unless they are held by "affiliates," as that term is defined in Rule 144 of the Securities Act.

        We may also issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Jonathan Oringer, our founder and chief executive officer, controls approximately 44.7% of our outstanding shares of common stock, and this concentration of ownership may have an effect on transactions that are otherwise favorable to our stockholders.

        As of February 25, 2015, Jonathan Oringer, our founder and chief executive officer, and largest stockholder, owned approximately 44.7% of our outstanding shares of common stock. This concentration of ownership may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Mr. Oringer, regardless of the impact of such transaction on our other stockholders.

We have incurred and will continue to incur increased costs and our management will face increased demands as a result of operating as a public company.

        We have incurred and will continue to incur significant legal, accounting and other expenses as a result of operating as a public company. In addition, our administrative staff has performed and will continue to be required to perform additional tasks. For example, as a public company, we have adopted additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under applicable securities laws and New York Stock Exchange rules.

        In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission, or the SEC, and the stock exchanges are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We have incurred and will continue to incur substantially higher costs to obtain directors' and officers' insurance as a result of operating as a public company. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.

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

        As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, and the related rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to provide reliable, timely financial reports and prevent fraud.

        Our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the New York Stock Exchange or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

        The trading market for our common stock will be influenced by the reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 78,000 square feet of office space under a lease agreement that expires in 2024. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support and customer service under operating lease agreements that expire on various dates between 2015 and 2020. We also have various co-location agreements with third-party hosting facilities that expire on various dates between 2015 and 2017. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol "SSTK" since October 11, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported for the period indicated on the NYSE:

	Year Ended December 31,
	2014		2013
	Low	High	Low	High
First Quarter	$72.45	$103.01	$23.31	$45.21
Second Quarter	60.01	86.84	37.37	57.49
Third Quarter	69.30	86.79	48.05	76.12
Fourth Quarter	$58.26	$84.06	$64.01	$85.70

Stockholders

        As of February 25, 2015, there were 7 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the fourth quarter ended December 31, 2014. There has been no material change in the planned use of proceeds from our IPO and follow-on offering from that described in the final prospectuses filed with the SEC pursuant to Rule 424(b) on October 11, 2012 and September 20, 2013, respectively. On March 25, 2013, we used a portion of our IPO proceeds, together with a portion of our cash from operations, to pay off the remaining outstanding balance of $6.0 million on our term loan facility with Silicon Valley Bank. See Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

Performance Graph

        Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed "filed" with the SEC or "soliciting material" under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

        The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the New York Stock Exchange Composite Index, or the NYSE Composite, and the S&P Internet Software and Services Index during the period commencing on October 11, 2012, the initial trading day of our common stock, and ending on December 31, 2014. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NYSE Composite Index and the stocks represented in the S&P Internet Software and Services Index, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*
Among Shutterstock, Inc., the NYSE Composite Index,
and the S&P Internet Software & Services Index

Equity Compensation Plan Information

        For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.    Selected Financial Data.

        We have derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$327,971	$235,515	$169,616	$120,271	$82,973
Operating expenses:(1)
Cost of revenue	130,022	90,627	64,676	45,504	32,353
Sales and marketing	82,125	56,738	45,107	31,929	17,820
Product development	38,301	21,764	16,330	9,777	4,591
General and administrative	38,880	23,063	21,651	10,171	8,414

Total operating expenses	289,328	192,192	147,764	97,381	63,178

Income from operations	38,643	43,323	21,852	22,890	19,795
Other (expense) / income, net	(466)	52	(47)	10	19

Income before income taxes(2)	38,177	43,375	21,805	22,900	19,814
Provision (benefit) for income taxes	16,088	16,896	(25,738)	1,036	876

Net income	$22,089	$26,479	$47,543	$21,864	$18,938

(1)
Includes non-cash equity-based compensation of $23,768, $6,208, $10,385, $2,122, and $1,114 for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(2)
We operated as a New York limited liability company for federal and state income tax purposes, taxed as a partnership, and therefore were not subject to federal and state income taxes through October 4, 2012 and for the periods ended December 31, 2011, and 2010, respectively. Following the Reorganization on October 5, 2012, we became subject to income taxes at a combined federal, state and city tax rate of approximately 40%.

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$233,453	$155,355	$102,096	$14,097	$6,544
Short term investments	54,844	54,429	—	—	—
Working capital (deficit)	203,203	151,260	56,684	(28,435)	(21,909)
Property and equipment, net	26,744	20,256	5,255	3,844	1,703
Total assets	383,777	278,488	147,114	24,855	13,863
Deferred revenue	75,789	52,100	37,934	28,451	19,631
Total liabilities	132,344	95,889	70,180	49,058	31,355
Redeemable preferred members' interest	—	—	—	33,725	36,811
Common members' interest	—	—	—	5,699	5,699
Total members' interest (deficit)	—	—	—	(57,928)	(54,303)
Total stockholders' equity	251,433	182,599	76,934	—	—

	December 31,
	2014	2013	2012	2011	2010
Other Financial Data:
Adjusted EBITDA (in thousands)(1)	$70,695	$53,401	$34,877	$26,532	$21,783
Non-GAAP Net Income (in thousands)(2)	38,049	30,975	27,981	23,945	20,044
Free Cash Flow (in thousands)(3)	64,654	42,253	41,519	36,095	27,591
Paid downloads (in millions) (during the period)(4)	125.9	100.2	76.0	58.6	44.1
Revenue per download (during the period)(5)	$2.58	$2.35	$2.23	$2.05	$1.88
Images in our collection (in millions) (end of period)(6)	46.8	32.2	23.3	17.4	13.3

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

(4)
Paid downloads is the number of paid image, video clip and music track downloads that our customers make during a given period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Paid Downloads" for more information as to how we define and calculate paid downloads.

(5)
Revenue per download is the amount of revenue recognized in a given period divided by the number of paid downloads in that period. See "Management's Discussion and Analysis of

  Financial Condition and Results of Operations—Key Operating Metrics—Revenue per Download" for more information as to how we define and calculate revenue per download.

(6)
Images in our collection are the total number of photographs, vectors and illustrations available to customers on shutterstock.com at the end of the period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Images in our Collection" for more information as to how we define and calculate images in our collection.

Non-GAAP Financial Measures

Adjusted EBITDA

        To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K Adjusted EBITDA, a Non-GAAP financial measure. We define Adjusted EBITDA as net income adjusted for other income/(expense), income taxes, depreciation, amortization, disposals and non-cash equity-based compensation. We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our asset base (depreciation and amortization), asset disposals, non-cash equity-based compensation, other income/(expense) which is inclusive of non-cash charges and taxes.

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

        The following is a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income	$22,089	$26,479	$47,543	$21,864	$18,938
Non-GAAP adjustments:
Depreciation and amortization	7,917	3,870	2,640	1,520	874
Write-off property and equipment	367	—	—	—	—
Non-cash equity-based compensation	23,768	6,208	10,385	2,122	1,114
Other expense (income)	466	(52)	47	(10)	(19)
Provision (benefit) for income taxes	16,088	16,896	(25,738)	1,036	876

Adjusted EBITDA	$70,695	$53,401	$34,877	$26,532	$21,783

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

        The following is a reconciliation of net income to Non-GAAP Net Income for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income	$22,089	$26,479	$47,543	$21,864	$18,938
Non-GAAP adjustments:
One-time tax benefit due to reorganization to a corporation	—	—	(28,811)	—	—
Non-cash equity-based compensation	23,768	6,208	10,385	2,122	1,114
Non-cash equity-based compensation tax benefit	(7,808)	(1,712)	(1,136)	(41)	(8)

Non-GAAP Net Income	$38,049	$30,975	$27,981	$23,945	$20,044

Free Cash Flow

        To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K Free Cash Flow, a non-GAAP financial measure. We define Free Cash Flow as our cash provided by (used in) operating activities, adjusted for capital expenditures, content acquisition and other income (expense). We believe that Free Cash Flow is an important measure of operating performance because it allows management, investors and others to evaluate the cash that we generate after the financing of projects required to maintain or expand our asset base. When evaluating our performance, you should consider Free Cash Flow alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. Additionally, our Free Cash Flow measure may differ from other companies' Free Cash Flow as it is a non-GAAP disclosure.

        The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$82,859	$56,373	$45,534	$39,547	$28,726
Other (expense) income	(466)	52	(47)	10	19
Capital expenditures and content acquisition	(18,671)	(14,068)	(4,062)	(3,442)	(1,116)

Free Cash Flow	$64,654	$42,253	$41,519	$36,095	$27,591

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See the "Forward Looking Statements and Industry Data" disclosure in Item 1 above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the "Risk Factors" disclosure in Item 1A above for additional discussion of such risks.

Overview and Recent Developments

        We operate an industry-leading global marketplace for commercial digital content, including images, video and music. Commercial digital imagery consists of licensed photographs, illustrations and videos clips that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content, while commercial music consists of high-quality music tracks which are often used to complement commercial digital imagery. Demand for commercial digital imagery and music comes primarily from businesses, marketing agencies and media organizations.

        Our global online marketplace brings together users of commercial digital imagery and music with content creators from around the world. More than 1.2 million active, paying users contributed to revenue in 2014. We have historically benefitted from a high degree of revenue retention from both subscription-based and On Demand customers. For example, in 2014, 2013 and 2012, we experienced year-to-year revenue retention of 100%, 99%, and 100%, respectively. This means that customers that contributed to revenue in 2013 contributed, in the aggregate, 100% as much revenue in 2014 as they did in 2013. As of December 31, 2014, more than 65,000 approved contributors made their images, video clips and music tracks available in our collection, which has grown to more than 46 million images and more than 2 million video clips as of December 31, 2014. This makes our collection one of the largest of its kind and, during the year ended December 31, 2014, we delivered more than 125 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

        In February 2014, we announced a partnership with the New York based Art Directors Club, or ADC, that will further both organizations' commitment to empowering the creative community. We will serve as partner in presenting ADC's highly regarded programs and initiatives including Young Guns, Portfolio Night and the Tomorrow Awards.

        In February 2014, we surpassed contributor payouts of $200 million since our founding in 2003, illustrating our dynamic global marketplace and ability to connect artists to image buyers around the world.

        In March 2014, we acquired certain assets and liabilities of Virtual Moment, LLC (dba WebDAM), or WebDAM. The transaction was accounted for using the acquisition method, and accordingly, the results of the acquired business have been included in our results of operations from the acquisition date. WebDAM sells digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. WebDAM's products help organizations manage, search, distribute and collaborate on creative files in order to grow its brands and reach new audiences. WebDAM's offerings are particularly attractive to large enterprises, which make up a significant portion of WebDAM's client base. We believe that this acquisition will increase our strategic position with our enterprise customers and broaden our product portfolio to seize market opportunity.

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

        In July 2014, we launched a new image discovery tool called Palette. This latest addition to our Labs Site creates a unique experience for customers searching our collection using color themes.

        In August 2014, our collection reached 40 million images and in September 2014, we surpassed 2 million video clips in our collection, including 65,000 videos in state-of-the-art 4K.

        In November 2014, we launched a new in-browser editing tool called Sequence. This new addition to our Labs Site allows users to seamlessly integrate footage and music to spark inspiration and bring their creation to life.

        In January 2015, we acquired Rex Features (Holdings) Limited, or Rex, and substantially all of the assets and certain liabilities of Arbour Interactive Inc. (dba PremiumBeat), or PremiumBeat. Rex is the largest independently owned photographic press agency in Europe and specializes in editorial imagery, such as celebrity, entertainment, sports and news images. While Shutterstock has historically focused on imagery for commercial use, the Rex acquisition marks our substantive entry into the editorial market. PremiumBeat is a leading provider of exclusive, high-quality music and sound effects for use in videos, films, television, mobile applications, games, and other creative projects. We believe this acquisition will accelerate our mission to provide affordable and high-quality music.

        In February 2015, we surpassed over 500 million licenses sold since our founding in 2003, including 100 million over the previous ten months.

        As an online marketplace, we generate revenue by licensing images, video clips and music tracks to end users and paying royalties to contributors for each download of their content. More than 40% of our revenue and the vast majority of our downloads come from subscription-based users. These customers can download and use a large number of images in their creative process without concern for the incremental cost of each image download. For users who need fewer images, or need video clips or music tracks, we offer simple, affordable, On Demand pricing, which is presented as a flat rate across the content. Since the launch of our On Demand purchase options in 2008, revenue from our On Demand purchase options has increased as a percentage of our overall revenue to approximately 35% of our revenues as of December 31, 2014, and we expect that this trend will continue.

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

        We manage customer acquisition costs based on the expected blended customer lifetime value across our purchase options so that we are able to manage our marketing expenses to achieve certain desired growth targets. As a result, we do not believe that shifts in the mix between On Demand or subscription-based purchase options will materially impact our operating margins. In addition, the repeat revenue characteristics of customers whose first purchase was a subscription-based purchase option are substantially similar to those whose first purchase was an On Demand purchase option.

        We have achieved significant growth in the past three years. Our total revenue has grown to $328.0 million in 2014 from $235.5 million in 2013 and $169.6 million in 2012, representing a compound annual growth rate of 39.7% since 2012. As our revenue has grown, so have our operating expenses, to $289.3 million in 2014 from $192.2 million in 2013 and $147.8 million in 2012, principally as a result of increased royalties, marketing costs, payroll expenses and non-cash equity-based compensation.

        An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, we increased our investments in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery and music is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images, videos and music that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 46 million images as of December 31, 2014, making it one of the largest libraries of its kind.

        Even as we have invested in our key growth drivers of customer acquisition, customer experience improvement and content acquisition, we have delivered strong profitability. In 2014, our net income was $22.1 million and net cash from operating activities was $82.9 million. In the same period, Adjusted EBITDA, Non-GAAP Net Income, and Free Cash Flow were $70.7 million, $38.0 million and $64.7 million, respectively. See Part II, Item 6 of this Annual Report on Form 10-K under the heading "Selected Financial Data—Non-GAAP Financial Measures."

        From September 7, 2007 through October 5, 2012, we operated as a New York limited liability company, or the LLC. In May 2012, in connection with the filing of a registration statement for our initial public offering, or IPO, we formed Shutterstock, Inc., a Delaware corporation, as a wholly-owned subsidiary of the LLC. On October 5, 2012, we reorganized by way of a merger of the LLC with and into Shutterstock, Inc., with Shutterstock, Inc. surviving in the merger, which we refer to as the Reorganization.

        On October 16, 2012, we completed our IPO of 5,175,000 shares of common stock, including 675,000 shares sold as a result of the underwriters' exercise of their overallotment option, at a price of $17.00 per share. The IPO resulted in net proceeds to us of approximately $81.8 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with the IPO of $4.9 million.

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

        Additionally, upon consummation of the Reorganization, we recognized the following one-time acceleration charges for non-cash equity-based compensation:

  •
  a charge of approximately $2.4 million, net of estimated forfeitures, in connection with a the removal of the change of control condition for our VAR Plan awards and exchanging them for stock options; and

  •
  a charge of approximately $0.5 million in connection with the removal of the change of control condition from a certain agreement entered into with a company employee.

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

Key Operating Metrics

        In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except revenue per download)
Paid downloads (during period)	125.9	100.2	76.0
Revenue per download (during period)	$2.58	$2.35	$2.23
Images in collection (end of period)	46.8	32.2	23.3

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

Revenue per Download

        We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding the impact of revenue that is not derived or associated with the download of images, video clips or music tracks. This metric captures both changes in our pricing, if any, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others. For example, when a customer pays $49.00 for five On Demand images, we earn more revenue per download ($9.80 per download) than when a customer purchases a one-month subscription for $249.00 and downloads 100 images during the month ($2.49 per download). Over the last three years, revenue from each of our purchase options has grown, however our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand purchase options. Revenue per download has increased steadily over the last three years, almost entirely due to the change in product mix. During this period, pricing has remained relatively constant. Additionally, as our business grows and expands into other products and regions around the world, this metric may become less important.

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

Basis of Presentation

Revenue

        The vast majority of our revenue is generated by licensing commercial digital imagery and music. The significant majority of our licensing revenue is generated via either subscription or On Demand purchase options. We generate subscription revenue through the sale of subscriptions varying in length from 30 days to one year. Our most popular subscription offering allows up to 25 image downloads per day for a flat monthly fee. In substantially all cases, we receive the full amount of the subscription payment by credit card at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. We generate On Demand revenue through the sale of fixed packages of downloads varying in quantity from one image to 25 images, one video clip to 25 video clips or single music tracks. We also generate On Demand revenue through Bigstock via the sale of credits plans, which enable a customer to purchase a fixed number of credits which can then be utilized to download images anytime within one year. We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images are downloaded or when the right to download images expires (typically 365 days after purchase). We provide a number of other purchase options which together represented approximately 20% and 14% of our revenue in 2014 and 2013, respectively. These purchase options include custom accounts for customers that need multi-seat access, invoicing, greater or unlimited indemnification, or a higher volume of images. We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images, video clips or music tracks are downloaded or when the right to download expires (typically 365 days after purchase). Some of our larger custom accounts are invoiced at or after the time of sale and pay us on credit terms. Some custom accounts pay in quarterly installments over the course of an annual commitment. We also generate revenue through WebDAM which was acquired in March 2014. WebDAM licenses digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. The product offerings typically have a license contract of one year.

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

Costs and Expenses

        Cost of Revenue.    Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, the infrastructure costs related to maintaining our websites and associated employee compensation, including non-cash equity-based compensation, bonuses and benefits, amortization of content and technology intangible assets, allocated facility costs and other supporting overhead costs. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future as our revenue grows.

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

        Product Development.    Product development expenses consist of employee compensation, including non-cash equity-based compensation, benefits and bonuses, and expenses related to contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development expenses as incurred, except for costs that are capitalized for internal use software development projects. We expect product development expenses to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and enhancing the functionality of our existing products.

        General and Administrative.    General and administrative expenses include employee compensation, including non-cash equity-based compensation, bonuses and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology, business intelligence and other administrative personnel. In addition, general and administrative expenses include outside legal and accounting services, insurance, facilities costs and other supporting overhead costs. We expect to incur incremental general and administrative expenses to support our growth and to support operating as a public company.

        Income Taxes.    Historically, we filed our income tax return as a "pass through" New York limited liability company for federal and state income tax purposes and were subject to taxation on allocable portions of our net income and other taxes based on various methodologies employed by taxing authorities in certain localities. As an LLC we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, were subject to income tax on their allocated share of our earnings. On October 5, 2012, we reorganized from a limited liability company to a Delaware corporation. Consequently, our corporate income tax rate increased significantly upon our becoming subject to federal, state and additional city income taxes.

        As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$327,971	$235,515	$169,616
Operating expenses:
Cost of revenue	130,022	90,627	64,676
Sales and marketing	82,125	56,738	45,107
Product development	38,301	21,764	16,330
General and administrative	38,880	23,063	21,651

Total operating expenses	289,328	192,192	147,764
Income from operations	38,643	43,323	21,852

Other (expense) income, net	(466)	52	(47)
Income before income taxes	38,177	43,375	21,805

Provision (benefit) for income taxes	16,088	16,896	(25,738)

Net income	$22,089	$26,479	$47,543

        The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	40	39	38
Sales and marketing	25	24	26
Product development	12	9	10
General and administrative	12	10	13

Total operating expenses	89	82	87

Income from operations	11	18	13
Other (expense) income, net	0	0	0

Income before income taxes	11	18	13
Provision (benefit) for income taxes	5	7	(15)

Net income	6%	11%	28%

Comparison of the Years Ended December 31, 2014 and December 31, 2013

        The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$327,971	$235,515	$92,456	39%
Operating expenses:
Cost of revenue	130,022	90,627	39,395	43
Sales and marketing	82,125	56,738	25,387	45
Product development	38,301	21,764	16,537	76
General and administrative	38,880	23,063	15,817	69

Total operating expenses	289,328	192,192	97,136	51

Income from operations	38,643	43,323	(4,680)	(11)
Other (expense) / income	(466)	52	(518)	*

Income before income taxes	38,177	43,375	(5,198)	(12)
Provision (benefit) for income taxes	16,088	16,896	(808)	(5)

Net income	$22,089	$26,479	$(4,390)	(17)%

*
Not meaningful. See "—Income Taxes" below

Revenue

        Revenue increased by $92.5 million, or 39%, to $328.0 million in 2014 as compared to 2013. This increase in revenue was primarily attributable to an increase in the number of paid downloads and an increase in revenue per download. In 2014 and 2013, we delivered 125.9 million and 100.2 million paid downloads, respectively, and our average revenue per download increased to $2.58 from $2.35. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings and other purchase options, which includes direct sales. On Demand offerings and other purchase options capture a higher effective price per image. Comparing 2014 to 2013, revenue from North America increased to 37% from 36% while revenue from Europe decreased to 35% from 36% and revenue from the rest of the world remained flat at 28%.

Cost and Expenses

        Cost of Revenue.    Cost of revenue increased by $39.4 million, or 43%, to $130.0 million in 2014 as compared to 2013. Royalties increased $25.6 million, or 39%, as a result of an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues in the future, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and to a lesser extent the contributor's achievement level of royalty target thresholds. Credit card charges increased $2.4 million, or 29%, driven by an increase in card volume activity in 2014. Employee-related costs increased $4.6 million, or 70%, driven by increased headcount in customer service, content and website operations to support increased customer volume and a more robust website infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $5.1 million, or 80%, to $11.4 million in 2014 as compared to 2013.

        Sales and Marketing.    Sales and marketing expenses increased by $25.4 million, or 45%, to $82.1 million in 2014 as compared to 2013. Advertising expenses, the largest component of our sales and marketing expenses, increased by $9.6 million, or 28%, as compared to the prior period, as a result of increased spending on affiliate and search advertising and new channels in the current period. We anticipate that our global advertising spend will continue to increase in absolute dollars in the future, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $12.5 million, or 67%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales.

        Product Development.    Product development expenses increased by $16.5 million, or 76%, to $38.3 million in 2014 as compared to 2013. Employee-related expenses, including travel and entertainment, increased by $14.0 million, or 87%, driven by headcount increases in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. Consulting and hosting costs increased by $1.2 million, or 56%, primarily due to costs associated with outsourced and internal product development and quality assurance services.

        General and Administrative.    General and administrative expenses increased by $15.8 million, or 69%, to $38.9 million in 2014 as compared to 2013. Employee-related expenses, excluding non-cash equity based compensation, increased by $2.9 million, or 35%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth of our business and the infrastructure necessary to operate as a public company. Non-cash equity based compensation increased by $8.0 million to $11.0 million primarily due to the equity awards granted to our chief executive officer as well as increases in equity awards granted as a result of the WebDAM acquisition and equity awards to both new and existing employees. Professional fees and depreciation expense increased by $3.0 million, or 69%, primarily due to tax and legal fees incurred as the result of our international expansion and increased property and equipment as a result of our new office facilities. Transaction costs increased $1.2 million, or 100%, as a result of the WebDAM acquisition completed in March 2014 and the PremiumBeat and Rex acquisitions completed in January 2015. Costs related to our re-location to our new office facility, including exit, disposal, and moving costs, increased $0.4 million, or 100%.

        Other (expense)/income, net.    Other (expense)/income, net increased by $0.5 million in 2014 as compared to 2013 primarily due to transaction gains and losses related to cash balances denominated in a currency other than the functional currency of the foreign subsidiary and a change in fair value of contingent consideration related to the WebDAM acquisition.

        Income Taxes.    Income tax expense decreased by $0.8 million, or 5%, to $16.1 million in 2014 as compared to 2013. Our effective tax rates for the years ended December 31, 2014 and 2013 were approximately 42.0% and 39.0%, respectively. During the year ended December 31, 2014, we incurred a discrete tax expense related primarily to a change in state and local tax rates and our state apportionment percentage which increased our effective tax rate by 1.4%. During the year ended December 31, 2013, we incurred a discrete tax expense primarily related to a change in state tax rates and our state apportionment percentage offset by a discrete tax benefit recognized upon filing our final LLC tax return for the 2012 fiscal period. These discrete items decreased our effective tax rate by 0.1% during the year ended December 31, 2013. Excluding these discrete items, the effective rate would have been 40.6% and 38.9% for the years ended December 31, 2014 and 2013, respectively.

Comparison of the Years Ended December 31, 2013 and December 31, 2012

        The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$235,515	$169,616	$65,899	39%
Operating expenses:
Cost of revenue	90,627	64,676	25,951	40
Sales and marketing	56,738	45,107	11,631	26
Product development	21,764	16,330	5,434	33
General and administrative	23,063	21,651	1,412	7

Total operating expenses	192,192	147,764	44,428	30

Income from operations	43,323	21,852	21,471	98
Other income / (expense)	52	(47)	99	211

Income before income taxes	43,375	21,805	21,570	99
Provision (benefit) for income taxes	16,896	(25,738)	42,634		*

Net income	$26,479	$47,543	$(21,064)		*%

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

Cost and Expenses

        Cost of Revenue.    Cost of revenue increased by $26.0 million, or 40%, to $90.6 million in 2013 as compared to 2012. Royalties increased $17.9 million, or 37%, as a result of an increase in the number of downloads from existing and new customers. Credit card charges increased $2.2 million, or 37%, driven by an increase in card volume activity in 2013. Employee-related costs increased $2.2 million, or 50%, driven by increased headcount in customer service, content and website operations to support increased customer volume and a more robust website infrastructure. Other costs associated with website hosting, content consulting and depreciation and amortization expense increased by $2.1 million, or 48%, to $6.4 million in 2013 as compared to 2012.

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

        Product Development.    Product development expenses increased by $5.4 million, or 33%, to $21.8 million in 2013 as compared to 2012. Employee-related expenses, including travel and entertainment, increased by $3.7 million, or 30%, driven by headcount increases in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. Consulting costs increased by $0.5 million, or 39%, primarily due to costs associated with outsourced development and quality assurance services related to employee headcount growth. In addition, hosting costs for internal product development and other allocated overhead expenses, including insurance costs due to operating as a public company and other office costs driven by additional headcount, increased by $0.9 million, or 72%.

        General and Administrative.    General and administrative expenses increased by $1.4 million, or 7%, to $23.1 million in 2013 as compared to 2012. Employee-related expenses, excluding non-cash equity based compensation, increased by $2.0 million, or 35%, as we added finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our revenue and the infrastructure necessary to operate as a public company. Non-income tax expenses increased $0.5 million, or 21%, primarily due to our increased volume of sales activity. Other corporate expenses, including occupancy costs as a result of our new office facility, professional fees and allocated insurance costs due to operating as a public company and other office costs driven by additional headcount, increased by $2.7 million, or 67%. These increases were partially offset by a decrease in employee-related non-cash equity-based compensation in the amount of $4.7 million, or 61%, primarily as a result of one time acceleration in non-cash equity-based compensation in 2012, as more fully described in Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Income Taxes.    Effective October 5, 2012, we became a Delaware corporation, and therefore became subject to federal and state income tax expense. For all periods on and prior to October 5, 2012, we filed our income tax returns as a limited liability company and were taxed as a "pass through" partnership for federal and state income tax purposes and recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, were subject to income tax on their allocated share of our earnings. Our on-going effective corporate tax rate was expected to be approximately 40% as compared to our historical effective tax rate of approximately 2% and, therefore, comparison of effective tax rate would result in a comparison that is not meaningful as more fully described in Note 6 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

        As of December 31, 2014, we had cash and cash equivalents of $233.5 million, which primarily consisted of checking accounts and money market mutual funds. Additionally, we held short-term investments in the amount of $54.8 million all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flow generated from operations.

        Historically, our principal uses of cash have been funding our operations, capital expenditures and distributions to members. On October 4, 2012 and in connection with the Reorganization, we made a final distribution to the LLC members representing all undistributed earnings. The final distribution approximated all of the cash generated from the operations of the LLC through October 4, 2012. Following this final distribution, no additional distributions were made to members of the LLC.

Additionally, following the Reorganization, our tax rate and related tax payments have increased significantly as we became subject to federal, state and additional city income tax.

        Our IPO in 2012 and subsequent follow-on offering in 2013 raised approximately $147.7 million. We plan to finance our operations and capital expenses largely through our operations. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources, by reducing both our revenues and our net income, as a result of reduced sales, reduced prices and increased promotional activities, among other factors, as well as by requiring us to spend more money on advertising and marketing in an effort to maintain or increase market share in the face of such competition. In addition, the advertising and marketing expenses used to maintain market share and support future revenues will be funded from current capital resources or from borrowings or equity financings, if necessary. As a result, our ability to grow our business relying largely on funds from our operations is sensitive to competitive pressures and other risks relating to our liquidity or capital resources.

        We entered into a term loan facility in September 2012 that provided for a $12.0 million term loan. Borrowings under the term loan facility were used to fund the short-term capital needs of our operations following the final distribution to members described above and our IPO. The term loan facility provided for a term loan of $12.0 million and was scheduled to mature on the earlier of (i) September 21, 2013 and (ii) the date on which such facility was accelerated following the occurrence of an event of default. The term loan facility provided for interest on the term loan, at our option, at the prime rate as published in the Wall Street Journal minus 0.75%, or a LIBOR-based rate plus a margin of 2.00%. We selected the one-month LIBOR-based rate and could select a new interest rate option after the month expired. On December 24, 2012, we paid down $6.0 million of the term loan and on March 25, 2013, we paid off the remaining outstanding balance of $6.0 million. As of December 31, 2014, we had no outstanding debt and no available line of credit.

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

Sources and Uses of Funds

        We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, leasehold improvements and furniture and fixtures related to office expansion and relocation and general corporate infrastructure. We anticipate capital additions of approximately $18 million for 2015. See Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding capital expenditures for the year ended December 31, 2014. Additionally, we may also use funds to acquire or invest in complementary companies, products, or technologies.

Historical Trends

        The following table summarizes our cash flow data for 2014, 2013 and 2012, respectively.

	Year Ended December 31,
	2014	2013	2012
		(in thousands)
Net cash provided by operating activities	$82,859	$56,373	$45,534
Net cash used in investing activities	$(29,013)	$(70,086)	$(4,259)
Net cash provided by financing activities(1)	$24,943	$66,969	$46,724

(1)
Comprised of distributions to LLC members for the year ended December 31, 2012. Includes net proceeds from the follow-on offering offset by final repayment of the term loan facility for the year ended December 31, 2013 and net proceeds from the IPO offset by repayments of the term loan facility for year ended December 31, 2012. No further distributions to members were made following the Reorganization.

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

        In 2014, net cash provided by operating activities was $82.9 million including net income of $22.1 million and non-cash equity-based compensation of $23.8 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $22.6 million, primarily related to an increase in purchases for both subscription and On Demand products. Accounts payable and other operating liabilities increased by $10.1 million as trade payables grew in volume and payroll costs increased due to additional headcount. Contributor royalties payable increased by $2.8 million due to increasing royalty expenses as the result of increased customer download activity.

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

  Investing Activities

        Our investing activities have consisted primarily of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of software and website development costs, investing in short-term investments and acquisitions.

        Cash used in investing activities in 2014 was $29.0 million consisting of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements and software and website development costs in the amount of $18.0 million. We also paid $10.1 million to acquire certain assets and liabilities of WebDAM and paid $0.7 million to acquire the non-exclusive licensing rights to distribute certain digital content in perpetuity. Additionally, we purchased short-term investments, net of sales, in the amount of $0.4 million.

        Cash used in investing activities in 2013 was $70.1 million consisting of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements in the amount of $14.1 million. Additionally, we purchased short-term investments, net of sales, in the amount of $54.4 million and paid a security deposit of $1.8 million in connection with the lease for our new office facilities.

        Cash used in investing activities in 2012 was $4.3 million, consisting entirely of capital expenditures, primarily for server and office equipment.

  Financing Activities

        Cash provided by financing activities in 2014 was $24.9 million consisting of proceeds in the amount of $11.8 million from the issuance of common stock in connection with the exercise of stock options and purchase of common stock pursuant to the 2012 Employee Stock Purchase Plan, or the 2012 ESPP, and the corresponding excess tax benefit of $13.1 million as result of the subsequent disposition of the common stock issued.

        Cash provided by financing activities in 2013 was $67.0 million consisting of proceeds of $65.9 million from our follow-on offering of common stock, proceeds of $6.7 million from the issuance of common stock in connection with the exercise of stock options and the corresponding excess tax benefit of $1.3 million as result of the subsequent disposition of the common stock issued, partially offset by payment of the remaining outstanding balance of our term loan facility in the amount of $6.0 million and payment of deferred offering fees of $1.0 million. As of December 31, 2013, we had no outstanding debt and no available line of credit.

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

Contractual Obligations and Commitments

        We lease office facilities under operating lease agreements that expire on various dates between 2015 and 2024. We also have several co-location agreements with third-party hosting facilities that expire between 2015 and 2017. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our office and co-location facilities as our revenue and customer base continue to grow and diversify. We do not anticipate any difficulties in renewing those leases and co-location agreements that expire within the next several years and that we currently plan to renew, or in leasing other space or hosting facilities, if required. Our future minimum payments under non-cancelable operating leases and purchase obligations are as follows as of December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$40,362	$4,884	$8,322	$7,986	$19,170
Co-location obligations	4,961	3,712	1,249	—	—
Contingent consideration liability(1)	2,560	—	2,560	—	—
Purchase obligations	4,438	2,079	2,359	—	—

Total	$52,322	$10,675	$14,490	$7,986	$19,170

(1)
Amount represents contingent consideration obligation, including accretion, related to the WebDAM acquisition.

        On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City. The lease commenced in August 2013 and has a lease term of eleven years. The aggregate future minimum lease payments are approximately $37.7 million. We also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facility. The letter of credit is collateralized by $1.8 million of cash as of December 31, 2014, and as such, is reported as restricted cash on the consolidated balance sheet as of December 31, 2014.

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

Off-Balance Sheet Arrangements

        As of December 31, 2014, 2013 and 2012, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, chargeback and sales refund reserve, goodwill, intangibles, equity-based compensation, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, chargeback and sales refund reserve, stock-based compensation, accounting for non-income and income taxes, goodwill and intangible assets and advertising costs have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

        The vast majority of our revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. Our three primary plans are: subscription plans, On Demand plans, and credit pack plans. We recognize revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. We consider persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of our customers purchase products by making electronic payments at the time of a transaction with a credit card. We established a chargeback allowance and a sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of December 31, 2014 and 2013, we recorded a chargeback allowance and a sales refund allowance of $0.7 million and $0.4 million, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

        Subscription plans range in length from 30 days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. On Demand plans are typically for a one-year term and permit the customer to download up to a fixed amount of digital content. On Demand revenues are recognized at the time the customer downloads the digital content on a per unit basis. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term assuming we have no further obligations. Credit pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits, which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit pack revenue is recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term assuming we have no further obligations. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. We recognize revenue from the three types of plans on a gross basis in accordance with the authoritative guidance on principal-agent considerations as we are the primary obligor in the arrangement, have control in establishing the product's price, perform a detailed review of the digital imagery before accepting it into our collection to ensure it is of high quality before it may be purchased by our customers, can reject contributor's images in our sole discretion, and have credit risk.

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

        We license digital content to customers through third party resellers. We contract with third party resellers around the world to access markets where we do not have a significant presence. Third party resellers sell our products directly to end-user customers and remit a fixed amount to us based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether our revenue should be reported on a gross or net basis with respect to our reseller program, we follow the authoritative guidance in ASC 605-45, "Principal Agent Considerations." We recognize revenue net of reseller commission in accordance with the type of plan sold, consistent with the plan descriptions above. We generally do not offer refunds or the right of return to resellers.

        We also generate revenue related to WebDAM from licensing hosted software services through its cloud-based platform and related implementation and professional services. We enter into multiple element revenue arrangements in which a customer purchases a combination of hosted software, implementation and optional value added professional services. We recognize revenue for the hosted services monthly provided that there is persuasive evidence of an arrangement, the service has been delivered, the fees are fixed and determinable, and collection is reasonably assured. ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable in multiple-element arrangements, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. The hosted software services are recognized ratably over the contractual period as this service is on-going over the hosting period which is generally a one-year term. We recognize any setup or implementation revenue over the longer of the contractual term or the estimated customer relationship period, which is currently three years. Any value added professional services are recognized upon completion.

Accounts Receivable and Allowance for Doubtful Accounts

        Our accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts if required. We determine our allowance for doubtful accounts based on the evaluation of the aging of our accounts receivable and on a customer-by-customer analysis of our high-risk customers. Our reserve contemplates our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. As of December 31, 2014 and December 31, 2013, we recorded an allowance for doubtful accounts of $1.0 million and $0.6 million, respectively.

Equity-Based Compensation

        We measure and recognize non-cash equity-based compensation expense for all equity-based awards granted to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to awards with a market condition is recognized ratably over the requisite service period regardless of the achievement of the market condition.

        We use the Black Scholes option pricing model, the closing price of our common stock on the date of grant, and the Monte Carlo simulation model, if the award has a market condition, to determine the fair value of stock options and restricted stock units, or RSUs, respectively, granted pursuant to the Value Appreciation Rights Plan, which we refer to as the VAR Plan, or the 2012 Omnibus Equity Incentive Plan, which we refer to as the 2012 Plan, and the stock purchased pursuant to the 2012 ESPP, which are discussed further in Note 10, Equity-Based Compensation.

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

  •
  Fair Value of Common Stock/Membership Unit.  Prior to completion of the IPO and the Reorganization, the fair value of a common ownership interest was estimated internally and approved by our Board of Managers because we were not publicly traded. Our intention upon granting VAR Plan awards was for the granted award to have an exercisable price per unit that was not less than the per unit fair value of our common equity on the date of grant. The valuations of our common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset. The assumptions used in the valuation model were based on future expectations combined with our judgment. In the absence of a public trading market, we exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, our history and introduction of new functionality and services, our stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for the common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. We also obtained independent third party valuations on a periodic basis. After October 11, 2012, the date our common stock began trading on the NYSE, the grant date fair value for stock-based awards is based on the closing price of our common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards shall be the closing price of our common stock on the NYSE on the relevant date.

  •
  Expected Term.  The expected term is estimated using the simplified method allowed under applicable SEC guidance.

  •
  Volatility.  As we did not have a trading history for our common ownership interest pre-IPO or a significant range of our common stock post-IPO, the expected price volatility for the common ownership interest and common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the VAR Plan awards and stock options granted post-IPO. Industry peers consisted of several public companies similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in the industry peers' common stock because the volume of activity was relatively low. We applied this process using the same or similar public companies until the fourth quarter of 2014 at which time we determined we had a sufficient amount of historical information regarding the volatility of our own common stock.

  •
  Risk-free Interest Rate.  The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of each award group.

  •
  Dividend Yield.  Before the Reorganization, we historically paid cash dividends or distributions to our members. Following the Reorganization, we have not paid cash dividends or distributions to our stockholders and we do not intend to do so for the foreseeable future. As a result, we used an expected dividend yield of zero.

        If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the VAR Plan or the 2012 Plan, and stock purchased pursuant to the 2012 ESPP are subject to a time-based vesting requirement and for certain award grants are also based on a market condition. The majority of stock option awards granted under the 2012 Plan vest over four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with our Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. As a result of the completion of the IPO in October 2012, we began recording equity-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of common stock of Shutterstock, Inc. as part of our Reorganization.

        For pre-IPO equity based awards that qualified for liability classification, we have elected to use the intrinsic value method to value the common membership interest in accordance with authoritative guidance on stock compensation. See Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Income Taxes

        We filed our income tax returns as a limited liability company and were taxed as a "pass through" partnership for federal and state income tax purposes for all periods prior to the Reorganization on October 5, 2012. For all periods prior to the Reorganization, we recognized no federal and state income taxes, as the members of the LLC, and not the entity, were subject to income tax on their allocated share of our earnings. However, we were subject to taxation on allocable portions of our net income or other taxes based on various methodologies employed by taxing authorities in certain localities. We generally made monthly dividend distributions to our members under the terms of the LLC's operating agreement, subject to our operating cash needs.

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

        We assessed the realizability of deferred tax assets and determined that based on the available evidence, including a history of taxable income and estimates of future taxable income, it is more likely than not that the deferred tax assets will be realized. We will continue to evaluate our ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates, we will adjust these estimates in future periods, which may result in a change in the effective tax rate in a future period.

        We are subject to compliance requirements for certain non-income taxes, including value added taxes, sales taxes and royalty withholding taxes. Where appropriate, we have made accruals for these taxes, which are reflected in our consolidated financial statements.

Acquisitions

        Business combinations are recorded at fair value and allocated to the assets and liabilities acquired in the transaction using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e., the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected future cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit price when evaluating the fair value of our assets. Other assets and liabilities acquired in a business combination are recorded based on the fair value of the assets acquired and liabilities assumed at acquisition date. Changes to these factors could affect the measurement and allocation of fair value.

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

Foreign Currency Transactions

        During the year ended December 31, 2013, we established foreign subsidiaries in various countries around the world and as a result the financial statements of our newly created foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. During the year ended December 31, 2012, we determined that the U.S. Dollar was our functional currency worldwide and therefore did not have any foreign currency translation adjustment. Transaction gains and losses related to cash accounts denominated in a currency other than the functional currency of the foreign subsidiary are included in other (expense) income, net. During the years ended December 31, 2014, 2013 and 2012, our foreign currency transaction activity was immaterial to the financial statements.

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

Interest Rate Fluctuation Risk

        Our investments include cash, cash equivalents and short-term investments, which consist of commercial paper. Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents and short-term investments have a maximum term of ninety days, our portfolio's fair value is not particularly sensitive to interest rate changes. We do not enter into investments for speculative purposes. We determined that the nominal difference in basis points for investing our cash, cash equivalents and short-term investments in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

        We did not have any long-term borrowings as of December 31, 2014.

Foreign Currency Exchange Risk

        Revenues derived from customers residing outside North America as a percentage of total revenue was approximately 63% in 2014 and 65% in 2013 and 2012, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 33% in 2014 and 35% in each of 2013 and 2012. We have foreign currency exchange risks related to non-U.S. Dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. Dollar and therefore do not create foreign currency exchange risk. However, changes in exchange rates will affect our revenue and certain operating expenses, primarily employee-related expenses for our non-U.S. employees. Based on our 2014 foreign currency denominated revenue, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.

        Because the majority of our revenue and expenses are incurred in the U.S. Dollar, we have not experienced material fluctuations in our net income as a result of foreign currency transaction gains or losses. During each of 2014, 2013 and 2012, our foreign currency transaction gains and losses were immaterial. To date, we have not entered, but we may in the future enter, into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

        During the year ended December 31, 2013, we established foreign subsidiaries in various countries around the world, and as a result the financial statements of these recently created foreign subsidiaries are recorded in the applicable foreign currency (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. During the year ended December 31, 2012, we determined that the U.S. Dollar was our functional currency worldwide and therefore did not have any foreign currency translation adjustment. During the years ended December 31, 2014, 2013 and 2012, our foreign currency transaction activity was immaterial to the financial statements.

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

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-42 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Management assessed our internal control over financial reporting as of December 31, 2014. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

        Management has excluded WebDAM from its assessment of internal control over financial reporting as of December 31, 2014. WebDAM was acquired on March 14, 2014 and is wholly-owned by the Company with total assets representing 1.2%, and total revenue representing 0.7%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2014.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued, included herein, a report on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The other information required by Item 10 of this Annual Report on Form 10-K will be included in our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders, or our Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year to which this report relates, and which is incorporated herein by reference.

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

Item 14.    Principal Accounting Fees And Services

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are included as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

        Financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

        See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shutterstock, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders' equity/members' deficit and of cash flows present fairly, in all material respects, the financial position of Shutterstock, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report on Internal Control Over Financial Reporting, management has excluded WebDAM from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded WebDAM from our audit of internal control over financial reporting. WebDAM is a wholly-owned subsidiary whose total assets and total revenues represent 1.2% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2015

SHUTTERSTOCK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$233,453	$155,355
Short-term investments	54,844	54,429
Credit card receivables	2,451	2,083
Accounts receivable, net	15,251	6,081
Prepaid expenses and other current assets	12,141	19,809
Deferred tax assets, net	5,390	5,431

Total current assets	323,530	243,188
Property and equipment, net	26,744	20,256
Intangible assets, net	4,934	853
Goodwill	10,186	1,423
Deferred tax assets, net	16,484	10,720
Other assets	1,899	2,048

Total assets	$383,777	$278,488

LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' DEFICIT
Current liabilities:
Accounts payable	$5,334	$4,164
Accrued expenses	25,073	23,638
Contributor royalties payable	11,933	9,180
Deferred revenue	75,789	52,100
Other liabilities	2,198	2,846

Total current liabilities	120,327	91,928
Other non-current liabilities	12,017	3,961

Total liabilities	132,344	95,889
Commitments and contingencies (Note 8)
Stockholders' equity/members' deficit:
Common stock, $0.01 par value; 200,000 shares authorized; 35,603 and 35,071 shares outstanding as of December 31, 2014 and December 31, 2013, respectively	356	351
Additional paid-in capital	174,821	127,443
Accumulated comprehensive (loss) income	(629)	9
Retained earnings/accumulated deficit	76,885	54,796

Total stockholders' equity/members' deficit	251,433	182,599

Total liabilities and stockholders' equity/members' deficit	$383,777	$278,488

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$327,971	$235,515	$169,616
Operating expenses:
Cost of revenue	130,022	90,627	64,676
Sales and marketing	82,125	56,738	45,107
Product development	38,301	21,764	16,330
General and administrative	38,880	23,063	21,651

Total operating expenses	289,328	192,192	147,764

Income from operations	38,643	43,323	21,852
Other (expense) income, net	(466)	52	(47)

Income before income taxes	38,177	43,375	21,805
Provision (benefit) for income taxes	16,088	16,896	(25,738)

Net income	$22,089	$26,479	$47,543
Less:
Preferred interest distributed	—	—	9,000
Undistributed earnings (loss) to participating shareholder/members	42	80	(4,086)

Net income available to common shareholders/members	$22,047	$26,399	$42,629

Net income per basic share available to common shareholders/members:
Distributed	$—	$—	$1.14
Undistributed	0.63	0.78	0.65

Basic	$0.63	$0.78	$1.79

Net income per diluted share available to common shareholders/members:
Distributed	$—	$—	$1.13
Undistributed	0.61	0.77	0.66

Diluted	$0.61	$0.77	$1.79

Weighted average shares outstanding:
Basic	35,234,768	33,878,494	23,785,299
Diluted	35,913,161	34,426,009	23,833,223

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$22,089	$26,479	$47,543
Foreign currency translation (loss) gain	(670)	3	—
Unrealized gain on investments, net of tax	32	6	—

Other comprehensive (loss) income	(638)	9	—

Comprehensive income	$21,451	$26,488	$47,543

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/MEMBERS' DEFICIT

(In thousands, except share data)

		Common Stock			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit/ Retained Earnings
	Common Membership Capital			Additional Paid-in Capital
		Shares	Amount				Total
Balance at January 1, 2012	$5,699	—	$—	$—	$—	$(63,627)	$(57,928)
Common members' distribution	—	—	—	—	—	(27,000)	(27,000)
Conversion to corporation	(5,699)	28,338,281	283	(36,114)	—	71,401	29,871
Equity-based compensation	—	—	—	7,558	—	—	7,558
Issuance of common stock in connection with the initial public offering, net of issuance costs of $11,085	—	5,175,000	52	76,838	—	—	76,890
Net income		—	—	—	—	47,543	47,543

Balance at December 31, 2012	$—	33,513,281	$335	$48,282	$—	$28,317	$76,934
Equity-based compensation	—	—	—	6,208		—	6,208
Offering costs in connection with initial public offering	—	—	—	(20)	—	—	(20)
Issuance of common stock in connection with the secondary offering, net of issuance costs of $4,052	—	1,150,000	12	64,936	—	—	64,948
Issuance of common stock in connection with employee stock option exercises	—	312,807	3	4,784	—	—	4,787
Issuance of common stock in connection with employee stock purchase plan	—	94,894	1	1,912	—	—	1,913
Tax benefit from exercise of employee stock options	—	—	—	1,341	—	—	1,341
Foreign currency translation	—	—	—	—	3	—	3
Unrealized gain (loss) on investments	—	—	—	—	6	—	6
Net income	—	—	—	—	—	26,479	26,479

Balance at December 31, 2013	$—	35,070,982	$351	$127,443	$9	$54,796	$182,599
Equity-based compensation	—	—	—	22,440	—	—	22,440
Issuance of common stock in connection with employee stock option exercises and RSU lapse	—	493,171	5	9,677	—	—	9,682
Issuance of common stock in connection with employee stock purchase plan	—	38,395	—	2,124	—	—	2,124
Tax benefit from exercise of employee stock options	—	—	—	13,137	—	—	13,137
Foreign currency translation	—	—	—	—	(667)	—	(667)
Unrealized gain (loss) on investments	—	—	—	—	29	—	29
Net income	—	—	—	—	—	22,089	22,089

Balance at December 31, 2014	$—	35,602,548	$356	$174,821	$(629)	$76,885	$251,433

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,089	$26,479	$47,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,917	3,870	2,640
Write-off of property and equipment	367	—	—
Deferred taxes	(4,897)	15,848	(31,300)
Non-cash equity-based compensation	23,768	6,208	10,385
Change in fair value of contingent consideration	200	—	—
Excess tax benefit from the exercise of stock options	(13,137)	(1,341)	—
Bad debt reserve	565	519	326
Chargeback and sales refund reserves	235	355	—
Amortization of deferred financing fees	—	125	41
Changes in operating assets and liabilities:
Credit card receivables	(408)	(710)	(409)
Accounts receivable	(9,741)	(4,862)	(1,417)
Prepaid expenses and other current and non-current assets	20,490	(16,857)	113
Due from related party	—	—	168
Accounts payable and other current and non-current liabilities	10,052	10,377	6,238
Contributors royalties payable	2,753	2,196	1,723
Deferred revenue	22,606	14,166	9,483

Net cash provided by operating activities	$82,859	$56,373	$45,534
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,950)	(14,068)	(3,808)
Purchase of investments	(300,350)	(115,019)	—
Sale and maturities of investments	299,967	60,595	—
Acquisition of business	(10,056)	—	—
Acquisition of digital content	(721)	—	—
Acquisition of intangibles	—	—	(254)
Security deposit receipt/(payment)	97	(1,594)	(197)

Net cash used in investing activities	$(29,013)	$(70,086)	$(4,259)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in follow-on offering	—	65,895	—
Net proceeds from issuance of common stock in initial public offering	—	—	81,811
Proceeds from exercise of stock options	9,682	4,787	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,124	1,913	—
Excess tax benefit from the exercise of stock options	13,137	1,341	—
Proceeds from term loan	—	—	12,000
Payment of term loan	—	(6,000)	(6,000)
Payment of term loan fee	—	—	(166)
Payment of offering fees	—	(967)	(4,921)
Members' distributions	—	—	(36,000)

Net cash provided by financing activities	$24,943	$66,969	$46,724
Effect of foreign exchange rate changes on cash	(691)	3	—
Net increase in cash and cash equivalents	78,098	53,259	87,999
Cash and cash equivalents—Beginning	155,355	102,096	14,097

Cash and cash equivalents—Ending	$233,453	$155,355	$102,096

Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$254	$14,194	$4,845
Interest	$—	$34	67
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital expenditures in accounts payable and other liabilities	$3,728	$4,616	$—

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies

Summary of Operations

        Shutterstock, Inc. (the "Company" or "Shutterstock") operates an industry-leading global marketplace for commercial digital content, including images, video and music. Commercial digital imagery consists of licensed photographs, illustrations and video clips that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content while commercial music consists of high-quality music tracks which are often used to complement the digital imagery. The Company licenses commercial digital imagery and music to its customers. Contributors upload their digital imagery and music tracks to the Company's website in exchange for a royalty payment based on customer download activity. The Company is headquartered in New York City with offices in Amsterdam, Berlin, Chicago, Denver, London, Paris, and San Francisco.

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

Initial Public Offering

        On October 16, 2012, the Company completed an IPO of 5,175,000 shares of its common stock, including 675,000 shares sold as a result of the underwriters' exercise of their overallotment option, at a price of $17.00 per share. The IPO resulted in net proceeds to the Company of approximately $81,811 after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of $4,927.

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

Acquisition of Virtual Moment, LLC

        On March 14, 2014, the Company acquired certain assets and certain liabilities of Virtual Moment, LLC (dba WebDAM) ("WebDAM") pursuant to an asset purchase arrangement. The transaction was accounted for using the acquisition method, and accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date.

        WebDAM sells digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. WebDAM's products help organizations manage, search, distribute and collaborate on creative digital files in order to grow its brands and reach new audiences. WebDAM's offerings are particularly attractive to large enterprises, which make up a significant portion of its client base. The Company believes that this acquisition will strengthen its strategic position with its enterprise customers as well as broaden its product offerings to larger companies.

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

        The identifiable intangible assets have a weighted average life of approximately seven years and are being amortized on a straight-line basis which approximates the pattern of use. The fair value of the customer relationships was determined using a variation of the income approach known as excess earnings method. The fair values of the trade name and developed technology were both determined using the relief-from-royalty method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $400 of professional fees for the year ended December 31, 2014 which is included in general and administrative expense.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

        The contingent consideration is required to be paid no later than July 2016 and is based on post-acquisition revenue from February 2015 through January 2016. The minimum payment is $1,000 with escalating payments based on achievement of various revenue amounts. As of December 31, 2014, the Company's contingent consideration balance is $2,560 and is included other non-current liabilities.

        Pro forma results of operations have not been presented because the effect of this business combination was not material to the Company's consolidated results of operations.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company's management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company evaluates its significant estimates on an ongoing basis, including, but not limited to allowance for doubtful accounts, contingent consideration, sales refund reserve, goodwill, intangibles, non-cash equity-based compensation, income tax provision and for certain non-income tax accruals. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

        The Company's customers and contributors are located worldwide. The majority of the Company's customers purchase products by making electronic payments at the time of a transaction. The Company performs ongoing financial condition evaluations for its existing customers and performs credit evaluations for certain new customers. Concentration of credit risk is limited due to the Company's large number of diversified customers. No single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2014, 2013 or 2012, respectively. As of December 31, 2014 and 2013, no single customer accounted for or exceeded 10% of credit card receivables. As of December 31, 2014 and 2013, no single customer accounted for or exceeded 10% of accounts receivable.

        No single contributor accounted for or exceeded 10% of contributor royalties for the years ended December 31, 2014, 2013 and 2012, respectively.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

Fair Value Measurements

        The Company records its financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy as follows: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Cash and Cash Equivalents

        The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash primarily consists of balances in checking, savings and money market accounts, which are recorded at cost and approximate fair value.

Short-Term Investments

        Short-term investments consist of commercial paper and are classified as available-for-sale securities. As these securities mature in 90 days or less and are available to support current operations, the Company has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of other accumulated comprehensive (loss)/income in stockholders' equity and in the consolidated statement of comprehensive income, while realized gains and losses, and other-than-temporary impairments, if any, are reported as a component of net income. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge, if any, is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. We did not identify any of our short-term investments as other-than-temporarily impaired as of December 31, 2014 and 2013.

Restricted Cash

        The Company's restricted cash relates to security deposits for leased office locations. As of December 31, 2014, the Company had $182 of restricted cash recorded in prepaid expenses and other current assets that relates to a leased office location that expires in the next twelve months and had $1,829 of restricted cash recorded in other assets that relates to a leased office location that expires in 2024. As of December 31, 2013, the Company had $243 of restricted cash recorded in prepaid expenses and other current assets that related to a leased office location that expired in 2014 and had $2,017 of restricted cash recorded in other assets that relates to leased office locations that expire in 2015 and 2024, respectively. The carrying value of restricted cash approximates fair value.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

Credit Card Receivables

        The Company's credit card receivables represent amounts due from third party credit card processors. Such amounts generally convert to cash within three to five days with little or no risk of default.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts if required. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. The Company's reserve contemplates its historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. The following table presents the changes in the Company's allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2014	2013	2012
Allowance for doubtful accounts:
Balance, beginning of period	$625	$249	$256
Add: bad debt expense	565	519	326
Less: write-offs, net of recoveries and other adjustments	(159)	(143)	(333)

Balance, end of period	$1,031	$625	$249

Deferred Financing Fees

        The Company deferred and amortized certain financing costs related to its term loan facility which was fully paid as of December 31, 2013. These costs were deferred and amortized over the term of the debt period. As of December 31, 2014 and 2013, the deferred financing fees balance was $0. Amortization of deferred financing costs amounted to $0, $125 and $41 for the years ended December 31, 2014, 2013 and 2012.

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

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

Capitalized Internal Use Software

        The Company accounts for the cost of computer software developed for internal use of its application by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing them over the software's estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company's products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and payroll and payroll-related costs of employees directly associated with the development activities. The Company amortizes capitalized software over the expected period of benefit, which is currently three years, beginning when the software is ready for its intended use. For the years ended December 31, 2014, 2013 and 2012, the Company had gross capitalized costs of $1,204, $768 and $605, respectively, which is included in property and equipment and amortization expense of $253, $194 and $154, respectively, which is included in general and administrative expense. The Company's policy is to amortize such capitalized costs using the straight-line method over the estimated useful life.

Impairment of Long-Lived Assets

        Long-lived assets, inclusive of definite useful life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges in 2014, 2013 or 2012.

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

Revenue Recognition

        The vast majority of the Company's revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. The Company's three primary plans are: subscription plans, On Demand plans, and credit pack plans. The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company's customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of December 31, 2014 and 2013, the Company has recorded a chargeback allowance and sales refund allowance of $660 and $425, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for certain new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

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

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

        The Company licenses digital content to customers through third party resellers. The Company contracts with third party resellers around the world to access markets where the Company does not have a significant presence. Third party resellers sell the Company's products directly to end-user customers and remit a fixed amount to the Company based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether the Company's revenue should be reported on a gross or net basis with respect to our reseller program, the Company follows the authoritative guidance in ASC 605-45, "Principal Agent Considerations." The Company recognizes revenue net of reseller commission in accordance with the type of plan sold, consistent with the plan descriptions above. The Company generally does not offer refunds or the right of return to resellers.

        The Company also generates revenue related to WebDAM from licensing its hosted software services through its cloud-based platform and related implementation and professional services. The Company enters into multiple element revenue arrangements in which a customer purchases a combination of hosted software, implementation and optional value added professional services. The Company recognizes revenue for the hosted services monthly provided that there is persuasive evidence of an arrangement, the service has been delivered, the fees are fixed and determinable, and collection is reasonably assured. ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable in multiple-element arrangements, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. The hosted software services are recognized ratably over the contractual period as this service is on-going over the hosting period which is generally a one-year term. The Company recognizes any setup or implementation revenue ratably over the longer of the contractual term or the estimated customer relationship period which is currently three years. Any value added professional services are recognized upon completion.

Cost of Revenue

        The Company's cost of revenue includes contributor royalties, credit card processing fees, content reviewer expenses, hosting and bandwidth expenses, content personnel salaries, non-cash equity-based compensation, amortization of content and technology intangible assets, and depreciation of network equipment, which are the direct costs related to providing content to customers. Additionally, the Company includes an allocation of overhead costs primarily related to payroll, insurance, and facilities expenses based on headcount.

Contributor Royalties and Internal Sales Commissions

        The Company expenses contributor royalties in the period during which a customer download occurs and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid weekly or monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2014 and 2013, the Company deferred $1,628 and $3,419, respectively, in royalty advances and amortized $3,050 and $510, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2014 and 2013, the Company has deferred contributor royalties of $1,997 and $2,908, respectively, which is included in prepaid expenses and other current assets. The Company

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

did not defer any royalty advances and therefore did not amortize any royalty advance expense for the year ended December 31, 2012.

        Internal sales commissions are generally paid in the month following collection or invoicing of the commissioned receivable. Internal sales commission expense is included in sales and marketing expense. Internal sales commissions are deferred and recognized over the expected future revenue stream which is generally up to twelve months. For the years ended December 31, 2014, 2013 and 2012, the Company deferred $2,995, $2,005 and $2,023, respectively, and amortized $2,654, $2,086 and $1,649, respectively, in internal sales commission expense which is included in sales and marketing expense. As of December 31, 2014 and 2013, the Company recorded deferred internal sales commission of $784 and $443, respectively, which is included in prepaid expenses and other current assets.

Product Development

        The Company expenses product development costs as incurred, except for costs that are capitalized for certain internal software development projects. Product development costs are primarily comprised of development personnel salaries, non-cash equity-based compensation, equipment costs as well as allocated occupancy costs and related overhead. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized $1,038, $163 and $146, respectively, which is included in total capitalized software costs included in property and equipment.

Advertising Costs

        The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $43,695, $34,090 and $32,648 for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in sales and marketing expense.

Deferred Rent

        The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company's balance sheet. As of December 31, 2014, the Company recorded deferred rent of $8,036, of which $693 is included in other liabilities and $7,343 is included in other non-current liabilities. As of December 31, 2013, the Company recorded deferred rent of $4,783, of which $2,406 is included in other liabilities and $2,377 is included in other non-current liabilities.

Equity-Based Compensation

        The Company measures and recognizes non-cash equity-based compensation expense for all stock-based awards granted to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

from those estimates. Compensation expense related to awards with a market condition is recognized ratably over the requisite service period regardless of the achievement of the market condition.

        The Company uses the Black Scholes option pricing model, the closing price of the Company's common stock on the date of grant, and the Monte Carlo simulation model, if the award has a market condition, to determine the fair value of stock options and restricted stock units ("RSUs"), respectively, granted pursuant to the Value Appreciation Rights Plan ("VAR Plan"), or the 2012 Omnibus Equity Incentive Plan (the "2012 Plan") and stock purchased pursuant to the Employee Stock Purchase Plan ("2012 ESPP"), which are discussed further in Note 10, Equity-Based Compensation.

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

  •
  Expected Term.  The expected term is estimated using the simplified method allowed under Securities and Exchange Commission ("SEC") guidance. In certain cases for market based awards, the Company's expected term is based on a combination of historical data and estimates of the period of time the award will be outstanding.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

  •
  Volatility.  As the Company did not have a trading history for its common ownership interest pre-IPO or a significant range of its common stock post-IPO, the expected price volatility for the common ownership interest and common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the VAR Plan awards and stock options granted post-IPO. Industry peers consisted of several public companies similar in size, stage of life cycle and financial leverage. The Company did not rely on implied volatilities of traded options in the industry peers' common stock because the volume of activity was relatively low. The Company applied this process using the same or similar public companies until the fourth quarter of 2014, at which time the Company determined it had a sufficient amount of historical information regarding the volatility of its own common stock.

  •
  Risk-free Interest Rate.  The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of each award group.

  •
  Dividend Yield.  Before the Reorganization, the Company historically paid cash dividends or distributions to its members. Following the Reorganization, the Company has not paid cash distributions to its stockholders and it does not intend to do so for the foreseeable future. As a result, the Company used an expected dividend yield of zero.

        If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the VAR Plan or the 2012 Plan, and stock purchased pursuant to the 2012 ESPP are subject to a time-based vesting requirement and for certain award grants are also based on a market condition. The majority of stock option awards granted under the 2012 Plan vest over four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with the Company's Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. As a result of the completion of the IPO in October 2012, the Company began recording equity-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of common stock of Shutterstock, Inc. as part of the Company's Reorganization.

        For pre-IPO stock based awards that qualified for liability classification, the Company has elected to use the intrinsic value method to value the common membership interest in accordance with authoritative guidance on stock compensation. See Note 10, Equity-Based Compensation, for further information.

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

        The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company's tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit or lapses in statutes of limitations. Any reserve for uncertain tax provisions and related penalties and interest, if any, are included in the income tax provision.

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

        The Company is subject to compliance requirements for certain non-income taxes, including value added taxes, sales taxes and royalty withholding taxes. Where appropriate, the Company has made accruals for these taxes, which are reflected in the Company's consolidated financial statements.

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

        Diluted net income per share is computed by dividing the net income available to common shareholders/members adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive. Diluted net income available to common shareholders/members for the years ended December 31, 2014, 2013 and 2012 includes the effect of 2,105,898, 1,787,606 and 1,789,318 shares, respectively, while 519,672, 193,040 and 106,500 shares, respectively, were excluded since they were anti-dilutive.

        A reconciliation of assumed exercised shares used in calculating basic and diluted net income share available to common shareholders/members follows:

	Year Ended December 31,
	2014	2013	2012
Basic	35,234,768	33,878,494	23,785,299
Stock options and employee stock purchase plan shares	585,755	508,935	47,924
Unvested restricted stock awards	92,638	38,580	—

Diluted	35,913,161	34,426,009	23,833,223

Segment Reporting

        For the year ended December 31, 2014, the Company has identified four operating segments and has aggregated them into one primary reportable business segment based on the aggregation criteria within the authoritative guidance on segment reporting. The Company considered the similarity of the product sold, the distribution processes involved, targeted customers and economic characteristics among the operating segments in its aggregation criteria evaluation. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company's chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. The non-reportable segments classified in the Other Category include several business units, none of which meet the quantitative

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

thresholds for separate segment reporting. The Other Category group currently includes the Company's digital asset management and on-line learning video business units. The non-allocated corporate expenses primarily relate to shared operational support function such as sales, marketing, public relations, product development and engineering support, in addition to the general and administrative functions of human resources, legal, finance and information technology.

        The following table summarizes segment information for the year ended December 31, 2014:

	Content Business	Other Category	Total
Revenue	$324,533	$3,438	$327,971
Operating expenses	172,026	7,675	179,701

Operating profit (loss)	$152,507	$(4,237)	148,270

Unallocated corporate expenses			109,627

Income from operations			$38,643

        Asset information on a segment basis is not disclosed as this information is not separately identified or internally report to the Company's CODM.

        Prior to the year ended December 31, 2014, the Company had identified three operating segments and aggregated them into one reportable segment based on the aggregation criteria within the authoritative guidance on segment reporting. There was no segment classified as Other Category as these business units were not yet in existence or were inconsequential.

        The following represents our geographic revenue based on customer location:

	Year Ended December 31,
	2014	2013	2012
North America	$121,896	$84,754	$59,963
Europe	115,245	84,644	62,943
Rest of the world	90,830	66,117	46,710

Total revenue	$327,971	$235,515	$169,616

        Included in North America is the United States which comprises 33%, 32%, and 32% of total revenue for years ended December 31, 2014, 2013, and 2012, respectively. No other country accounts for more than 10% of the Company's revenue in any period. All long-lived assets are located in North America.

Foreign Currency Transactions

        During the year ended December 31, 2013, the Company established foreign subsidiaries in various countries around the world and as a result the financial statements of these foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in the Company's consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies (Continued)

period-end exchange rates. Resulting translation adjustments are included as a component of other accumulated comprehensive (loss)/income in stockholders' equity. During the year ended December 31, 2012, the Company had determined that the U.S. Dollar was its functional currency worldwide and therefore did not have any foreign currency translation adjustment. Transaction gains and losses related to cash balances denominated in a currency other than the functional currency of the foreign subsidiary are included in other (expense) income, net. During the years ended December 31, 2014, 2013 and 2012, the Company's foreign currency transaction activity was immaterial to the financial statements.

Comprehensive (Loss)/Income

        Comprehensive (loss)/income includes certain changes in stockholders' equity that are excluded from net income (loss) such as foreign currency translation adjustments and unrealized gains or losses on marketable securities. As of December 31, 2014 and 2013, other comprehensive (loss) income of $(638) and $9 was comprised of foreign currency translation (loss) gain in the amount of $(670) and $3 and unrealized gain on investments in the amount of $32 and $6, respectively. As of December 31, 2012, the Company had no other comprehensive income.

Recently Issued Accounting Standard Updates

        In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and will eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact, if any, of adopting this new accounting standard on its financial statements.

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

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Short-Term Investments and Fair Value Measurements

        Short-term investments are summarized as follows:

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$54,848	$—	$(4)	$54,844

Total	$54,848	$—	$(4)	$54,844

	As of December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$54,431	$—	$(2)	$54,429

Total	$54,431	$—	$(2)	$54,429

        The following tables present the Company's fair value hierarchy for its assets and liabilities:

	As of December 31, 2014
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,244	$81,244	$—	$—
Commercial paper	54,844	—	54,844	—

Total assets measured at fair value	$136,088	$81,244	$54,844	$—

Liabilities:
Acquisition related contingent consideration	$2,560	$—	$—	$2,560

Total liabilities measured at fair value	$2,560	$—	$—	$2,560

	As of December 31, 2013
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,548	$81,548	$—	$—
Commercial paper	54,429	—	54,429	—

Total assets measured at fair value	$135,977	$81,548	$54,429	$—

        The Company's investments classified as level 2 are priced using quoted market prices for identical assets which are subject to infrequent transactions. Cash equivalents consist of balances in money market accounts which are classified as a level 1 measurement based on bank reporting. The Company reassesses the fair value of contingent consideration to be settled in cash related to the WebDAM acquisition on a quarterly basis using the Monte-Carlo simulation approach. This contingency is

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2) Short-Term Investments and Fair Value Measurements (Continued)

considered a level 3 measurement. Significant assumptions used in the measuring the fair value include probabilities of achieving certain revenue milestones based on the Company's expectations, and a discount rate which is based on unobservable input that is supported by little or no market activity. As a result of a shorter discounting period and a change in the time value of money, the Company recorded a change in the fair value of the contingent consideration in the amount of $200 during the year ended December 31, 2014, which is included in other (expense) income, net. As of December 31, 2014, the fair value of the contingent consideration is $2,560 based on its current fair value and is included in other non-current liabilities.

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

(3) Goodwill and Intangible Assets

        The Company's goodwill balance is attributable to its Bigstockphoto, Inc. ("Bigstock") and WebDAM reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock is included in the Company's Content Business reporting segment while WebDAM is included in the non-reportable Other Category. The following table summarizes the changes in the Company's goodwill balance by reporting and non-reportable segments through December 31, 2014:

	Content Business	Other Category	Consolidated
Balance as of December 31, 2013	$1,423	$—	$1,423
Goodwill related to acquisition	—	8,763	8,763

Balance as of December 31, 2014	$1,423	$8,763	$10,186

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Goodwill and Intangible Assets (Continued)

        Intangible assets consist of the following as of December 31, 2014 and 2013:

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationships	$3,400	$(921)	$2,479	6
Trade name	900	(230)	670	9
Technology	600	(68)	532	7
Contributor content(1)	450	(159)	291	15
Patents	193	(30)	163	17
Domain name	97	(19)	78	14

Total	$5,640	$(1,427)	$4,213

(1)	During the year ended December 31, 2014, the Company acquired certain non-exclusive licensing rights to distribute certain digital content in perpetuity in the amount of $721. The Company has not yet placed the digital content into service and therefore this content is excluded from the table.

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationships	$600	$(600)	$—	4
Trade name	400	(119)	281	14
Contributor content	450	(127)	323	15
Domain name	86	(9)	77	15
Patents	193	(21)	172	17

Total	$1,729	$(876)	$853

        Amortization expense related to the intangible assets was $551, $187 and $243 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $665 in 2015 through 2018, $583 in 2019 and $970 thereafter.

        The Company performed its annual goodwill assessment on October 1, 2014 and concluded that the fair value of its reporting units were greater than their carrying amounts, and therefore no adjustment to the carrying value of goodwill was necessary. The Company employed a qualitative assessment on its Bigstock reporting unit to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For its WebDAM reporting unit, the Company performed a quantitative assessment utilizing the income and market approach. The WebDAM assessment concluded that its fair value was in excess of its carrying value. The key

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(3) Goodwill and Intangible Assets (Continued)

assumption that impacts the quantitative assessment is the expected future cash flows. The Company's discounted cash flow analysis factors in assumptions on revenue and expense growth rates. These estimates are based on the Company's historical experience and projections of future activity, factoring in customer demand and a cost structure necessary to achieve related revenue. Additionally, the discounted cash flow analysis factors in expected amounts of working capital and weighted cost of capital. Changes to the Company's critical assumptions could have an effect on the estimated fair value of the WebDAM reporting unit. A hypothetical decrease of 10% in the expected annual cash flows, with all other assumptions unchanged, would have decreased the fair value of the WebDAM reporting unit by approximately 7%, but would not have resulted in the fair value being lower than the carrying amount. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

(4) Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2014	2013
Computer equipment and software	$24,179	$14,108
Furniture and fixtures	2,336	2,588
Leasehold improvements	13,954	10,669

Property and equipment	40,469	27,365
Less: accumulated depreciation	(13,725)	(7,109)

Property and equipment, net	$26,744	$20,256

        Depreciation and amortization expense amounted to $7,366, $3,683 and $2,397, for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. In connection with its move to its new headquarters, the Company recorded a loss on disposal of certain fixed assets in the amount of $367 for the year ended December 31, 2014. There was no loss on disposal for the years ended December 31, 2013 and 2012.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(5) Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2014	2013
Compensation	$8,312	$6,379
Royalty tax withholdings	5,987	5,305
Non-income taxes	4,670	3,994
Professional fees	1,708	605
Marketing expenses	794	475
Construction costs	98	4,501
Other expenses	3,504	2,379

Total accrued expenses	$25,073	$23,638

(6) Income Taxes

        The Company's geographical breakdown of its income before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$37,866	$43,375	$21,805
Foreign	311	—	—

Income before income taxes	$38,177	$43,375	$21,805

        The following table summarizes the consolidated provision (benefit) for income taxes:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal provision	$19,362	$949	$4,329
State & local provision	1,502	98	1,233
Foreign provision	121	—	—
Deferred:
Federal provision (benefit)	(5,406)	14,885	(29,772)
State & local provision (benefit)	509	964	(1,528)
Foreign provision (benefit)	—	—	—

Provision (benefit) for income taxes	$16,088	$16,896	$(25,738)

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(6) Income Taxes (Continued)

        The provision (benefit) for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
US income tax at federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.2%	2.3%	2.8%
Foreign rate differential	(0.1)%	—%	—%
Benefit from change in tax status	—%	—%	(131.8)%
LLC income not subject to federal and state tax	—%	—%	(31.4)%
Non-deductible—restricted stock	1.9%	1.3%	7.3%
Non-deductible—other	1.0%	0. 4%	0.3%

Total provision (benefit) for income taxes	42.00%	39.00%	(117.8)%

        Effective with the Reorganization, the Company became a Delaware corporation, and therefore became subject to federal and state tax expense beginning October 6, 2012. As a result of this tax status change, the Company recorded an incremental net deferred tax asset and a one-time non-cash tax benefit of approximately $28,811.

        The tax effect of the Company's temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Intangible amortization	$11,283	$13,235
Non-cash equity-based compensation	8,284	2,159
Deferred rent	2,918	1,784
Non-income tax reserve	2,679	2,376
Other liabilities	2,056	932

Deferred tax assets	27,220	20,486
Deferred tax liabilities:
Depreciation and amortization	(5,346)	(4,335)

Net deferred tax assets	$21,874	$16,151

        It is the Company's practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of December 31, 2014, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is immaterial and the unrecognized deferred tax liability is not material.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(6) Income Taxes (Continued)

        The following table summarizes changes to the Company's unrecognized tax benefits as follows:

	Year Ended December 31,
	2014	2013	2012
Balance of unrecognized tax benefits at January 1	$1,500	$805	$60
Gross additions for tax positions for prior years	—	8	18
Gross additions for tax positions for current year	—	1,056	727
Gross reductions for tax positions of prior years	—	(369)	—
Gross expirations	—	—	—
Gross settlements	—	—	—

Balance of unrecognized tax benefits at December 31	$1,500	$1,500	$805

        During the years ended December 31, 2014, 2013 and 2012, the Company recorded reserves for uncertain tax benefits in the amount of $0, $1,064 and $745, respectively, a portion of which relates to tax refund claims. To the extent these unrecognized tax benefits are ultimately recognized, the Company's effective tax rate may be impacted in future periods in the amount of $1,327. The liability for unrecognized tax benefits is included in other non-current liabilities. The Company is currently under routine examination by the Internal Revenue Service for the tax period beginning October 6, 2012 and ending December 31, 2012. The Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2009. The Company does not anticipate significant changes to its uncertain tax positions through the next fiscal year.

        The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company accrued interest and penalties in the amount of $54 and $113 related to unrecognized tax benefits for the years ended December 31, 2014 and 2013, respectively. The Company did not accrue any interest or penalties related to unrecognized tax benefits for the year ended December 31, 2012.

        The Company filed Form 3115, Application for Change in Method of Accounting , with the Internal Revenue Service ("IRS") during the third quarter of 2013, to change its tax accounting method for revenue from a cash basis to accrual basis for years beginning after December 31, 2012. As a result, the Company deferred revenue on its 2013 and will continue to do so on subsequent tax returns until performance or delivery thereby deferring taxable income. In general, the Company will eventually pay taxes with respect to the deferred revenue when the related revenue is performed or delivered in the future. While the change did not impact the provision for income tax, it resulted in a reclassification of approximately $17,300 between current deferred tax assets and prepaid expenses and other current assets in the third quarter period of 2013.

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

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(7) Term Loan Facility (Continued)

        The Company capitalizes costs directly associated with acquiring third party financing. During the year ended December 31, 2013, the Company accelerated and recognized $125 as a result of paying off the term loan facility. There was no amortization of deferred financing cost for the year ended December 31, 2014.

        The Company was in compliance with the financial covenants and other covenants applicable to it under the term loan facility prior to paying off the term loan facility on March 25, 2013.

(8) Commitments and Contingencies

        The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases for the years ended December 31, 2014, 2013 and 2012 was approximately $4,198, $2,997 and $1,799, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.

        On March 21, 2013, the Company entered into an operating lease agreement to lease its new office facility in New York, New York. The Company took possession of the premises during the third quarter of 2013, and as a result, the lease commenced. The Company also entered into a letter of credit in the amount of $1,829 as a security deposit for the leased facilities. The letter of credit was collateralized by $1,829 of cash and as such, is deemed to be restricted cash and is included in other assets on the consolidated balance sheet as of December 31, 2014 and 2013. The lease term is eleven years from the commencement date and aggregate future minimum lease payments are approximately $37,700.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are as follows:

Year Ending December 31	Operating Leases
2015	$4,884
2016	4,345
2017	3,977
2018	3,924
2019	4,062
Thereafter	19,170

Total minimum lease payments	$40,362

Capital Expenditures

        As of December 31, 2014, the Company had committed to purchase approximately $1,400 of data server equipment related to expansion of the existing business.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(8) Commitments and Contingencies (Continued)

Unconditional Purchase Obligations

        As of December 31, 2014, the Company had unconditional purchase obligations in the amount of approximately $9,400, which consisted primarily of contracts related to infrastructure services and contractual commitments for software licenses and marketing services. As of December 31, 2014, the Company's unconditional purchase obligations for the years ending December 31, 2015, 2016 and 2017 are approximately $5,800, $3,200 and $400, respectively.

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

Indemnifications

        In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company's intellectual property warranties for damages to the customer directly attributable to the Company's breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to $10. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2014, the Company has recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

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

        The Company recorded employer matching contributions of $932, $615 and $412 for the years ended December 31, 2014, 2013 and 2012, respectively.

(10) Equity-Based Compensation

2012 Omnibus Equity Incentive Plan

        On October 10, 2012, the Company's 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan is 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company's board of directors. Any awards issued under the 2012 Plan that are forfeited by the participant, will become available for future grant under the 2012 Plan. In connection with the Company's reorganization to a corporation, the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. granted pursuant to the Company's 2012 Plan. The number of shares of common stock available under the 2012 Plan was automatically increased by 1,052,129 shares on January 1, 2014, pursuant to the automatic increase provisions of the 2012 Plan.

Employee Stock Purchase Plan

        On October 10, 2012, the Company's 2012 ESPP became effective. The 2012 ESPP provides participating employees with the option to purchase common stock through payroll deductions of up to 15% of eligible compensation and a maximum purchase of 1,000 shares during each offering period. The common stock is purchased at 85% of the lower of the fair market value of common stock on (1) the first trading day of the offering period, or (2) the last day of the offering period. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year; however, the first such offering period commenced on October 10, 2012, the date the Company's Registration Statement was declared effective. An employee will not be granted rights to purchase common stock if an employee immediately after the grant would own stock possessing 5% or more of

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Equity-Based Compensation (Continued)

the total combined voting power or value of all classes of the Company's capital stock or holds rights to purchase stock under all of the Company's employee stock purchase plans that would accrue at a rate that exceeds $25 worth of stock for each calendar year. The Company has reserved 2,000,000 shares for issuance under the 2012 ESPP. The number of shares available for issuance under the 2012 ESPP provides for an annual increase commencing January 1, 2013 by an amount equal to the lesser of 1,000,000 shares of common stock, 3% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company's board of directors. As of December 31, 2014, 133,289 shares have been issued under the 2012 ESPP. The number of shares of common stock available under the 2012 ESPP was automatically increased by 1,000,000 shares on January 1, 2014, pursuant to the automatic increase provisions of the 2012 ESPP.

        The Company estimates the fair value of purchase rights under the 2012 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2012 ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from October 10, 2012 to December 31, 2012
Expected term (in years)	0.50	0.50	0.64
Volatility	49% - 52%	49% - 50%	49%
Risk-free interest rate	0.08% - 0.60%	0.08% - 0.10%	0.15%
Dividend yield	—%	—%	—%

        The Company has recognized a non-cash equity-based compensation expense of $778, $588 and $134, net of estimated forfeitures, in connection with the 2012 ESPP for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Option Awards and Value Appreciation Rights Plan

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

        The Company's VAR Plan awards were made in the form of notional units and were exchanged for options to purchase shares of common stock of Shutterstock, Inc. upon the Reorganization. The following is a summary of these awards and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2012	1,692,282	$16.11
Options granted	552,850	49.97
Options exercised	(312,807)	15.30
Options cancelled or expired	(70,564)	22.29

Options outstanding at December 31, 2013	1,861,761	$26.09
Options granted	563,583	72.33
Options exercised	(485,196)	20.05
Options cancelled or expired	(168,708)	35.35
Options outstanding at December 31, 2014	1,771,440	$41.61

Options exercisable at December 31, 2014	631,484	$21.83

Options vested and expected to vest at December 31, 2014	1,729,739	$41.58

        The intrinsic value of the total stock options outstanding at December 31, 2014, 2013 and 2012 was approximately $48,700, $107,100, and $16,700, respectively. The intrinsic value of the total stock options exercisable at December 31, 2014, 2013 and 2012 was approximately $29,800, $38,900 and $4,600, respectively. The intrinsic value of the total stock options vested and expected to vest at December 31, 2014, 2013 and 2012 was approximately $50,600, $102,300 and $15,800, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2014 and 2013 was approximately $30,500 and $12,400, respectively. There were no stock options exercised for the year ended December 31, 2012.

        The following weighted average assumptions were used in the fair value calculation for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected term (in years)	6.3	6.3	5.2 - 6.3
Volatility	49%	50%	49%
Risk-free interest rate	2.1% - 2.8%	1.0% - 2.3%	1.0% - 1.6%
Dividend yield	—%	—%	—%
Valuation Data:
Weighted average fair value per share granted	$43.19	$24.73	$8.72

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Equity-Based Compensation (Continued)

        On April 24, 2014, the Company granted 500,000 stock options with a market-based condition to its Chief Executive Officer ("CEO"). The stock options have an exercise price of $80.94 per share and will not vest or become exercisable unless (i) the CEO remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company's common stock equals or exceeds $161.88 for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive provided that the CEO remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $21,630 and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion of the requisite service period, no charge will be reversed.

        Following the Reorganization, the VAR Plan awards were exchanged for options to purchase shares of the Company's common stock having the same time-based vesting schedules, which range from one to six years. The VAR Plan awards that were granted and outstanding as of the Reorganization date were exchanged for options to purchase an aggregate of 1,661,719 shares of common stock of Shutterstock, Inc. The Company recognized non-cash equity-based compensation expense of $9,737 and $4,507, net of forfeitures, in connection with the vesting of stock options during the years ended December 31, 2014 and 2013, respectively. As a result of the Reorganization, the Company recognized a non-cash equity-based compensation expense of $2,412, net of estimated forfeitures, in connection with a one-time acceleration charge as a result of the removal of the change of control condition during the year ended December 31, 2012. Since the Reorganization through December 31, 2012, the Company has also recognized a non-cash equity-based compensation expense of $618, net of estimated forfeitures, in connection with the normal service vesting of stock options.

        As of December 31, 2014, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $29,100, which is expected to be recognized through fiscal year 2020.

Profits Interest Awards

        On November 1, 2007, the Company entered into a Profits Interest Grant and Repurchase Agreement (a "Profits Interest Agreement") with an employee of the Company whereby the employee received a 0.4% membership interest in the Company in consideration of future services to be rendered over a forty-eight month period starting on January 1, 2008. The Profits Interest Agreement terms stipulated that the executive would have no rights to allocations or distributions relating to the Company's operating profits. Only upon a Liquidation of the Company, as defined in the Company's operating agreement, would the executive be entitled to operating profits of the Company. In connection with the Reorganization, this membership interest in the LLC was exchanged for shares of the Company's stock, which do not contain a liquidation condition. The award was determined to meet the characteristics of a stock-based award and was measured at fair value on the grant date. Based on the evaluation of the change of control condition in effect on the grant date and through each subsequent reporting period as to the probability that the change of control condition will be achieved, the Company did not record a compensation charge for this award during the year ended December 31, 2011. Upon consummation of the Reorganization and in connection with the removal of

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Equity-Based Compensation (Continued)

the change of control condition from the Profits Interest Agreement entered with the Company employee, the award was considered vested and the Company recognized a non-cash equity-based compensation expense of $509, which is included in general and administrative expense, during the year ended December 31, 2012. There is no recognized compensation charge during the years ended December 31, 2014 and 2013, and no unrecognized compensation charge at December 31, 2014 related to this award.

Restricted Stock and Restricted Stock Units Awards

        On August 17, 2010, the Company entered into a Profits Interest Agreement with an executive whereby the Company issued a membership interest in the Company in consideration of future services to be rendered. The Profits Interest Agreement terms stipulated that the executive would have no rights to allocations or distributions relating to the Company's operating profits. Only upon a Liquidation of the Company, as defined in the Company's operating agreement, would the executive be entitled to operating profits of the Company. In connection with the Reorganization, this membership interest in the LLC was exchanged for restricted and unrestricted shares of the Company's stock, which did not contain a liquidation condition. The Profits Interest Agreement was effective as of April 5, 2010 and entitled the executive to an aggregate amount of 4% of any liquidation of the Company's in excess of $300,000. The Profits Interest Grant was to vest over a six year period. The Profits Interest Agreement also contained a put feature whereby the executive had the option to put back to the Company up to 10% annually of any vested portion of the membership interest at the fair value on the date the executive would sell the vested interest back to the Company. Since the put feature did not subject the executive to the typical risks of stock ownership, the membership interest was classified as a liability and recorded utilizing the intrinsic method. The Company's process for determining the fair value of the awards included consideration of third party valuation reports and the fair value determined served as the basis for calculating the compensation charge. The Company recorded a compensation charge of $2,827, which is included in general and administrative expense, during the year ended December 31, 2012. There was no non-cash equity-based compensation expense related to the Profit Interest Award during the years ended December 31, 2014 and 2013. This liability was re-measured each reporting period until a liquidation occurred. Upon consummation of the Reorganization, the vested portion of the profits interest was exchanged for shares of common stock of Shutterstock, Inc. and the liability in the amount of $5,147 was re-classed to equity. The unvested portion was exchanged for shares of restricted stock having the same vesting terms as the profits interest. An Amended and Restated Restricted Stock Agreement entered into by the Company with the executive governs the terms of the restricted stock received in exchange for the unvested portion of the profits interest. Pursuant to the terms of the Amended and Restated Restricted Stock Agreement, 50% of the then-outstanding shares of restricted stock held by the executive vested and were released from the Company's right to acquire such shares upon the effectiveness of the Company's Registration Statement on October 10, 2012. The Company recognized a non-cash equity-based compensation expense of $3,627, which is included in general and administrative expense, in connection with a one-time acceleration charge for the vesting of 50% of the unvested portion of the restricted stock award based on the exchange date fair value during the year ended December 31, 2012. The Company recognized non-cash equity-based compensation expense of $1,663 and $1,036 during the years ended December 31, 2014 and 2013 in connection with the normal vesting of restricted stock. Additionally, the

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10) Equity-Based Compensation (Continued)

Company recognized a non-cash equity-based compensation expense of $258, which is included in general and administrative expense, since the Reorganization date through December 31, 2012 as a result of the restricted stock's normal service vesting.

        The following table presents a summary of the Company's RSUs activity for the year ended December 31, 2014:

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2012	—	$—
Units granted	10,000	47.17
Units vested	—	—
Units cancelled or forfeited	—	—

Non-vested balance at December 31, 2013	10,000	$47.17
Units granted	702,622	82.34
Units vested	(7,975)	63.46
Units cancelled or forfeited	(51,750)	89.71

Non-vested balance at December 31, 2014	652,897	$81.45

        The Company recognized non-cash equity-based compensation expense of $10,262 and $77, net of estimated forfeitures, in connection with the vesting of RSUs during the years ended December 31, 2014 and 2013, respectively.

        In connection with the WebDAM acquisition, in order to retain the services of certain former WebDAM employees, the Company granted non-vested RSUs that will vest over two years from the date of acquisition. As these equity awards are subject to post-acquisition employment, the Company accounts for them as compensation expense. A portion of these equity awards are accounted for as liability-classified awards, because the obligations are based on fixed monetary amounts that are known at the inception of the obligation, to be settled with a variable number of shares of the Company's common stock when the equity awards vest. The Company recognized non-cash equity-based compensation expense of $1,328, in connection with the vesting of these obligations during the year ended December 31, 2014. There was no non-cash equity-based compensation expense related to these obligations during the years ended December 31, 2013 and 2012.

        As of December 31, 2014, the total unrecognized compensation charge related to the restricted stock units is approximately $42,700, which is expected to be recognized through fiscal 2020.

        The following table summarizes non-cash equity-based compensation expense included in the Company's statement of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$1,283	$437	$219
Sales and marketing	3,912	1,296	783
Product development	7,597	1,493	1,696
General and administrative	10,976	2,982	7,687

Total	$23,768	$6,208	$10,385

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

Balance
Balance as of January 1, 2012	$33,725
Distributions	(9,000)
Exchanged(1)	(24,725)

Balance as of December 31, 2012	$—

(1)
Balance exchanged from redeemable preferred members' interest to stockholders' equity upon consummation of the Reorganization

        As of the Reorganization date, the outside investors did not exercise this put preference, therefore, the entire redeemable preferred membership interests in the LLC were exchanged for shares of Shutterstock, Inc. common stock. There has been no activity in the preferred members' interest account since the Reorganization on October 5, 2012.

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

        The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2014, the Company has not issued and has no plans to issue any shares of preferred stock.

Distributions to Members

        In accordance with the LLC's Amended and Restated Limited Liability Company Agreement, prior to the Reorganization, cash distributions to the members were based on their respective percentage interests to the extent cash was available as determined by the board. Distributions were also limited to the extent that liabilities, excluding any owed to the members, exceeded fair market value of the LLC 's assets. Upon a dissolution event of the LLC, any assets were to be distributed 1) to creditors, including members who are creditors, by payment or provision for payment of the debt and liabilities of the LLC and the expenses of the liquidation; 2) to the setup of any reserves that are reasonably necessary for any contingent or unforeseen liabilities or obligations of the LLC; 3) to the preferred members until they have received distributions which, when aggregated with all prior distributions made to them equal their liquidation preference; 4) to Pixel Holdings Inc., which was the LLC's majority member, until such time that it has received distributions equal to the liquidation

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(11) Members' Equity and Stockholders' Equity (Continued)

preference paid to the preferred members; 5) 75% to the common member with 8.5% membership interest, and 25% to the preferred members, until the aggregate amount of the distributions made to the 8.5% membership interest holder equals the product of $120,000 multiplied by their vested percentage; and 6) to the members in proportion to their percentage interests. For the year ended December 31, 2012, the LLC distributed $36,000 to its common and preferred members. Upon consummation of the Reorganization, the LLC's Amended and Restated Limited Liability Company Agreement terminated. There have been no distributions made since the Reorganization on October 5, 2012.

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

(13) Unaudited Quarterly Financial Data

        The following table sets forth, for the periods indicated, the Company's financial information for the eight most recent quarters ended December 31, 2014. In the Company's opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(13) Unaudited Quarterly Financial Data (Continued)

and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented.

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Revenue	$91,226	$83,730	$80,238	$72,777	$68,031	$59,558	$56,809	$51,117
Operating expenses:
Cost of revenue	35,607	33,260	32,047	29,108	26,102	22,936	21,768	19,821
Sales & marketing	21,235	21,122	20,492	19,276	16,499	14,947	13,314	11,978
Product development	11,379	9,870	9,275	7,777	6,464	5,685	5,060	4,555
General and administrative	10,781	10,588	9,994	7,517	6,473	6,076	5,734	4,780

Total operating expenses	79,002	74,840	71,808	63,678	55,538	49,644	45,876	41,134

Income from operations	12,224	8,890	8,430	9,099	12,493	9,914	10,933	9,983
Other (expense)/ income, net	(418)	(50)	(19)	21	24	20	20	(12)

Income before income taxes	11,806	8,840	8,411	9,120	12,517	9,934	10,953	9,971
Provision for income tax	4,774	3,562	3,550	4,202	4,660	3,740	4,090	4,406

Net income	7,032	5,278	4,861	4,918	7,857	6,194	6,863	5,565
Less:
Undistributed earnings to participating shareholder	12	9	10	11	21	18	22	19

Net income available to common shareholders	$7,020	$5,269	$4,851	$4,907	$7,836	$6,176	$6,841	$5,546

Net income per basic share available to common shareholders:
Undistributed	$0.20	$0.15	$0.14	$0.14	$0.22	$0.18	$0.20	$0.17

Basic	0.20	0.15	0.14	0.14	0.22	0.18	0.20	0.17

Net income per diluted share available to common shareholders:
Undistributed	0.19	0.15	0.14	0.14	0.22	0.18	0.20	0.16

Basic	$0.19	$0.15	$0.14	$0.14	$0.22	$0.18	$0.20	$0.16

Weighted average shares outstanding:
Basic	35,451,756	35,304,066	35,148,876	35,027,480	34,935,495	33,692,876	33,471,679	33,398,797
Diluted	36,000,651	35,931,454	35,874,789	35,838,853	35,619,474	34,280,656	34,040,934	33,851,843

(14) Subsequent Events

        On January 19, 2015, the Company completed the acquisition of all of the shares of Rex Features (Holdings) Limited ("Rex") for a total purchase price of $33,000, of which $31,700 was paid in cash and subject to certain working capital adjustments. The remaining $1,300 represents the fair value of RSUs granted by the Company to certain employees of Rex.

        On January 22, 2015, the Company completed the acquisition of substantially all of the assets and certain liabilities of Arbour Interactive Inc. doing business as PremiumBeat ("PremiumBeat"). The total purchase price paid by the Company at closing was $31,700 in cash, subject to certain adjustments.

SHUTTERSTOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(14) Subsequent Events (Continued)

In addition, the Company granted equity in the form of RSUs to certain employees of PremiumBeat with a value equal to $5,000. The Company is also obligated to pay to PremiumBeat a cash payment of up to $10,000 in early 2017 contingent upon the achievement of certain incremental revenue-based targets related to the Company's music businesses.

        The Company will record the purchases of Rex and PremiumBeat using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Rex's and Premuim Beat's operations will be included in the Company's consolidated results of operations beginning on the date of the acquisition. The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed for both acquisitions. The Company expects to complete its initial purchase price allocation in the first quarter of fiscal 2015.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTERSTOCK, INC.
Dated: February 27, 2015	By:	/s/ JONATHAN ORINGER Jonathan Oringer Chief Executive Officer and Director

        Each person whose individual signature appears below hereby authorizes and appoints Jonathan Oringer, Timothy E. Bixby and Laurie Harrison, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JONATHAN ORINGER Jonathan Oringer	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
/s/ TIMOTHY E. BIXBY Timothy E. Bixby	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
/s/ STEVEN BERNS Steven Berns	Director	February 27, 2015
/s/ JEFF EPSTEIN Jeff Epstein	Director	February 27, 2015
/s/ THOMAS R. EVANS Thomas R. Evans	Director	February 27, 2015
/s/ JEFFREY LIEBERMAN Jeffrey Lieberman	Director	February 27, 2015
/s/ JONATHAN MILLER Jonathan Miller	Director	February 27, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012

2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012

3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012

3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012

4.1		Registration Rights Agreement, dated as of October 5, 2012, between the Registrant and the investors listed on Schedule 1 thereto.	S-1/A	333-181376	4.2	October 5, 2012

10.1	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012

10.2	§**	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.

10.3	§	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3	June 29, 2012

10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012

10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012

10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012

10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014

10.6(a)	§	Employment Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated March 21, 2010.	S-1/A	333-181376	10.9(a)	September 27, 2012

10.6(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated September 24, 2012.	S-1/A	333-181376	10.9(b)	September 27, 2012

10.6(c)	§	Amended and Restated Restricted Stock Agreement between the Registrant and Thilo Semmelbauer effective as of October 5, 2012.	10-Q/A	001-35669	10.6(c)	December 19, 2012

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6(d)	§	Amendment and Release Agreement dated December 26, 2014, and executed on January 5, 2015, between the Registrant and Thilo Semmelbauer.	8-K	001-35669	10.1	January 9, 2015

10.7(a)	§	Employment Agreement between Shutterstock Images LLC and Timothy E. Bixby dated May 16, 2011.	S-1/A	333-181376	10.10(a)	September 27, 2012

10.7(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Timothy E. Bixby dated September 24, 2012.	S-1/A	333-181376	10.10(b)	September 27, 2012

10.8(a)	§	Employment Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(a)	September 27, 2012

10.8(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(b)	September 27, 2012

10.9		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013

10.10	§**	Shutterstock, Inc. Director Compensation Policy.

21.1	**	List of Subsidiaries.

23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	**	Consent of L.E.K. Consulting LLC.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Exhibit	Filing Date
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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
Filed herewith.