Form 10-Q
period 2015-03-31
Shutterstock, Inc.
filed 2015-05-11
CIK 1549346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 6, 2015
Common Stock, $0.01 par value per share	35,863,037

Shutterstock, Inc.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential”, “project,” “guidance,” “target,” “forecast” or comparable terms.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements as a result of certain factors, as more fully described in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and in the reports and documents filed from time to time by us with the Securities and Exchange Commission, or the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Shutterstock, Inc.

Consolidated Balance Sheets

(In thousands, except par value amount)

(unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$190,479	$233,453
Short-term investments	54,992	54,844
Credit card receivables	3,737	2,451
Accounts receivable, net	22,714	15,251
Prepaid expenses and other current assets	12,722	12,141
Deferred tax assets, net	5,098	5,390
Total current assets	289,742	323,530
Property and equipment, net	27,143	26,744
Intangible assets, net	31,595	4,934
Goodwill	53,508	10,186
Deferred tax assets, net	16,841	16,484
Other assets	1,939	1,899
Total assets	$420,768	$383,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,949	$5,334
Accrued expenses	27,064	25,073
Contributor royalties payable	16,527	11,933
Income taxes payable	945	—
Deferred revenue	83,685	75,789
Other liabilities	4,204	2,198
Total current liabilities	141,374	120,327
Deferred tax liability, net	4,139	—
Other non-current liabilities	13,441	12,017
Total liabilities	158,954	132,344
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 35,823 and 35,603 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	358	356
Additional paid-in capital	185,048	174,821
Accumulated comprehensive loss	(3,719)	(629)
Retained earnings	80,127	76,885
Total stockholders’ equity	261,814	251,433
Total liabilities and stockholders’ equity	$420,768	$383,777

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$97,522	$72,777

Operating expenses:
Cost of revenue	39,526	29,108
Sales and marketing	25,105	19,276
Product development	10,684	7,777
General and administrative	13,972	7,546
Total operating expenses	89,287	63,707
Income from operations	8,235	9,070
Other (expense) income, net	(2,562)	50
Income before income taxes	5,673	9,120
Provision for income taxes	2,431	4,202
Net income	$3,242	$4,918
Less:
Undistributed earnings to participating stockholder	1	11
Net income available to common stockholders	$3,241	$4,907

Net income per basic share available to common stockholders:
Undistributed	$0.09	$0.14
Basic	$0.09	$0.14

Net income per diluted share available to common stockholders:
Undistributed	$0.09	$0.14
Diluted	$0.09	$0.14

Weighted average shares outstanding:
Basic	35,634,837	35,027,480
Diluted	36,193,192	35,838,853

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$3,242	$4,918
Foreign currency translation (loss) gain	(3,098)	4
Unrealized gain on investments	8	7
Other comprehensive (loss) income	(3,090)	11
Comprehensive income	$152	$4,929

See Notes to Unaudited Consolidated Financial Statements

Shutterstock, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,242	$4,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,995	1,551
Write-off of property and equipment	—	367
Deferred taxes	(85)	(402)
Non-cash equity-based compensation	7,508	3,137
Change in fair value of contingent consideration	517	—
Excess tax benefit from the exercise of stock options	99	(6,345)
Bad debt reserve	346	62
Chargeback and sales refund reserves	20	45
Changes in operating assets and liabilities:
Credit card receivables	(1,305)	(928)
Accounts receivable	(3,970)	(2,124)
Prepaid expenses and other current and non-current assets	(470)	3,693
Accounts payable and other current and non-current liabilities	2,336	2,221
Contributor royalties payable	1,525	1,762
Income taxes payable	829	—
Deferred revenue	7,882	7,672
Net cash provided by operating activities	$21,469	$15,629
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,182)	(10,881)
Purchase of investments	(68,592)	(70,492)
Sale and maturities of investments	68,455	69,935
Acquisition of businesses, net of cash	(62,379)	(10,056)
Acquisition of digital content	(849)	—
Security deposit payment	(67)	(49)
Net cash used in investing activities	$(65,614)	$(21,543)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,043	2,188
Proceeds from issuance of common stock under 2012 Employee Stock Purchase Plan	4	—
Excess tax benefit from the exercise of stock options	(99)	6,345
Net cash provided by financing activities	$2,948	$8,533
Effect of foreign exchange rate changes on cash	(1,777)	4
Net (decrease) increase in cash and cash equivalents	(42,974)	2,623
Cash and cash equivalents—Beginning	233,453	155,355
Cash and cash equivalents—Ending	$190,479	$157,978

Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$1,317	$55
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital expenditures in accounts payable and other liabilities	$—	$3,473

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies

Summary of Operations

Shutterstock, Inc. (the “Company” or “Shutterstock”) operates an industry-leading global marketplace for commercial digital content, including images, video and music. Commercial digital imagery consists of licensed photographs, illustrations and video clips that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content while commercial music consists of high-quality music tracks which are often used to complement the digital imagery. The Company licenses commercial digital imagery and music to its customers. Contributors upload their digital imagery and music tracks to the Company’s website in exchange for a royalty payment based on customer download activity. The Company is headquartered in New York City with offices in Amsterdam, Berlin, Chicago, Dallas, Denver, London, Los Angeles, Montreal, Paris, and San Francisco.

Principles of Consolidation

The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of March 31, 2015, the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2015 and its results of consolidated operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014. The financial data and the other financial information disclosed in these notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015 or for any other future annual or interim period.

There have been no material changes in the significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 27, 2015. These financial statements should also be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

Acquisition Activity in 2015

Rex Features (Holdings) Limited

On January 19, 2015, the Company acquired all of the shares of Rex Features (Holdings) Limited (“Rex Features”) pursuant to a stock purchase agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.

Rex Features is a photographic press agency in Europe that offers media companies and advertisers images and videos, including a live feed of edited celebrity, entertainment, sports and news images and videos, along with access to a multi-decade archive of iconic images.  With Rex Features’ editorial expertise and Shutterstock’s technical capabilities and position in the market place, the Company believes that this acquisition will strengthen its strategic position and bring a comprehensive offering to market across both editorial and commercial content.

The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis, and changes to those allocations may occur as additional information becomes available.

The total purchase price consisted of a cash payment of $32,727 subject to certain working capital adjustments. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Assets:
Cash	$1,525
Accounts receivables	2,908
Other assets	356
Fixed assets	92
Intangible Assets:
Customer relationships	13,768
Trade name	4,993
Developed technology	3,026
Photo library	484
Goodwill	14,918
Total assets acquired	$42,070
Liabilities:
Accounts payable	$(253)
Contributor payable	(2,249)
Accrued expenses	(2,387)
Deferred tax liability	(4,454)
Total liabilities assumed	(9,343)
Total	$32,727

The identifiable intangible assets have a weighted average life of approximately eight years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method. The fair values of the developed technology and photo library were both determined using the replacement cost method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $130 of professional fees for the three months ended March 31, 2015, which is included in general and administrative expense.

Arbour Interactive Inc.

On January 22, 2015, the Company acquired substantially all of the assets and certain liabilities of Arbour Interactive Inc. (“PremiumBeat”) pursuant to an asset purchase agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.

PremiumBeat is a leading provider of exclusive, high-quality music and sound effects for use in videos, films, television, applications, games, and other creative projects. PremiumBeat works with composers to offer a high-quality library of exclusive music primarily to businesses, including advertising and media agencies, as well as Fortune 500 companies. The Company plans to continue to operate under the PremiumBeat brand but also intends to combine it with the existing Shutterstock Music business in order to leverage PremiumBeat’s experience in the music market.

The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis, and changes to those allocations may occur as additional information becomes available.

The total purchase price of $35,445 consisted of a cash payment of $31,700 and $3,745 in contingent consideration based on certain performance criteria of post-acquisition revenue related to the Company’s music business. The fair value of the contingent consideration was determined using a Black-Scholes model with subsequent changes in the fair value expensed in earnings. The Company is obligated to pay a cash payment of up to $10,000 in early 2017 contingent upon the achievement of the performance criteria. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Assets:
Other assets	$963
Fixed assets	205
Intangible Assets:
Customer relationships	3,000
Trade name	1,400
Music catalog	584
Developed technology	178
Goodwill	29,849
Deferred tax asset	229
Total assets acquired	$36,408
Liabilities:
Contributor payable	$(896)
Accrued expenses	(44)
Deferred revenue	(23)
Total liabilities assumed	(963)
Total	$35,445

The identifiable intangible assets have a weighted average life of approximately six years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method. The fair values of the music catalog and developed technology were both determined using the replacement cost method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $230 of professional fees for the three months ended March 31, 2015, which is included in general and administrative expense.

Unaudited Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2015 and 2014, as if the Rex Features and PremiumBeat acquisitions completed during fiscal 2015 had closed on January 1, 2014, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Three Months Ended March 31,
	2015	2014
Revenue	$98,794	$78,534
Net income	$3,277	$5,182

Acquisition Activity in 2014

Virtual Moment, LLC

On March 14, 2014, the Company acquired certain assets and certain liabilities of Virtual Moment, LLC (“WebDAM”) pursuant to an asset purchase agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.

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

The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill.

The total purchase price of $12,416 consisted of a cash payment of $10,056 and $2,360 in contingent consideration based on certain performance criteria of post-acquisition revenue with subsequent changes expensed in earnings as the performance criteria is achieved. The Company is obligated to pay a cash payment of up to $4,000 in early 2016 contingent upon the achievement of performance criteria. The fair value of the contingent consideration was determined using a Monte Carlo simulation model. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Intangible assets:
Trade name	$500
Customer relationships	2,800
Developed technology	600
Goodwill	8,763
Total assets acquired	$836
Total liabilities assumed	(1,083)
Total	$12,416

The identifiable intangible assets have a weighted average life of approximately seven years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as excess earnings method. The fair values of the trade name and developed technology were both determined using the relief-from-royalty method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $300 of professional fees for the three months ended March 31, 2014. The professional fees are included in general and administrative expense.

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

Restricted Cash

The Company’s restricted cash relates to security deposits for leased office locations. As of March 31, 2015 and December 31, 2014, the Company had $182 of restricted cash recorded in prepaid expenses and other current assets that related to a leased office location that expires in the next twelve months and had $1,829 of restricted cash recorded in other assets that related to a leased office location that expires in 2024. The carrying value of restricted cash approximates fair value.

Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of March 31, 2015, the Company recorded a deferred rent balance of $8,004, of which $232 is included in other liabilities and $7,772 is included in other non-current liabilities. As of December 31, 2014, the Company recorded deferred rent of $8,036, of which $693 was included in other liabilities and $7,343 was included in other non-current liabilities.

Revenue Recognition

The vast majority of the Company’s revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, all of which contain or communicate the fixed and agreed upon pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download and in certain cases the usage of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company’s customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2015 and December 31, 2014, the Company recorded a combined chargeback allowance and sales refund allowance of $680 and $660, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

Subscription plans range in length from thirty days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. On Demand plans are typically for a one-year term and permit the customer to download up to a fixed amount of digital content. On Demand revenues are generally recognized at the time the customer downloads the digital content on a per unit basis. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Credit pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit pack revenue is recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. The Company recognizes revenue from its three types of plans on a gross basis in accordance with the authoritative guidance on principal-agent considerations as the Company is the primary obligor in the arrangement, has control in establishing the product’s price, performs a detailed review of the digital content before accepting it to its collection to ensure it is of high quality before it may be purchased by the customers, can reject contributor’s images in its sole discretion, and has credit risk.

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

The Company also licenses digital content to customers through third party resellers. The Company contracts with third party resellers around the world to access markets where the Company does not have a significant presence. Third party resellers sell the Company’s products directly to end-user customers and remit a fixed amount to the Company based on the type of content sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether the Company’s revenue should be reported on a gross or net basis with respect to its reseller program, the Company follows the authoritative guidance in ASC 605-45, “Principal Agent Considerations.” The Company recognizes revenue net of reseller commission in accordance with the type of content sold, consistent with the plan descriptions above. The Company generally does not offer refunds or the right of return to resellers.

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

Equity-Based Compensation

The Company measures and recognizes non-cash equity-based compensation expense for all equity-based awards granted to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in subsequent periods for changes, if any, in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to awards with a market condition is recognized ratably over the requisite service period regardless of the achievement of the market condition.

The Company uses the Black Scholes option pricing model, the closing price of the Company’s common stock on the date of grant, and the Monte Carlo simulation model, if the award has a market condition, to determine the fair value of stock options and restricted stock units (“RSUs”), respectively, granted pursuant to the Value Appreciation Rights Plan (“VAR Plan”), 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) and stock purchased pursuant to the 2012 Employee Stock Purchase Plan (“2012 ESPP”), which are discussed further in Note 10, Equity-Based Compensation.

The determination of the grant date fair value using an option-pricing model and simulation model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include the Company’s fair value of the common ownership interest pre-initial public offering (“IPO”), the Company’s closing market price at the grant date post-IPO, the expected unit price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•                  Fair Value of Common Membership Unit. Prior to completion of the IPO, the Company’s fair value of common ownership interest was estimated internally and approved by the Board of Managers (“BOM”) because the Company was not publicly traded. The Company’s intention upon granting VAR Plan awards was for the granted award to have exercisable price per unit that was not less than the per unit fair value of the Company’s common equity on the date of grant. The valuations of the Company’s common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset . The assumptions used in the valuation model were based on future expectations combined with the Company’s judgment. In the absence of a public trading market, the Company exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, the Company’s history and introduction of new functionality and services, the Company’s stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for the common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. The Company also obtained independent third party valuations on a periodic basis. After October 11, 2012, the date the Company’s common stock began trading on the New York Stock Exchange (“NYSE”), the grant date fair value for stock-based awards is based on the closing price of the Company’s common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards shall be the closing price of the Company’s common stock on the NYSE on the relevant date.

•                  Expected Term. The expected term is estimated using the simplified method allowed under SEC guidance.

•                  Volatility. As the Company does not have a trading history for its common ownership interest pre-IPO, the expected price volatility for the common ownership interest and common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the VAR Plan awards and stock options granted post-IPO. Industry peers consist of several public companies similar in size, stage of life cycle and financial leverage. The Company did not rely on implied volatilities of traded options in the industry peers’ common stock because the volume of activity was relatively low. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own common stock becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•                  Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of each award group.

•                  Dividend Yield. Prior to October 5, 2012, the date at which the Company reorganized from Shutterstock Images LLC, a New York limited liability company (the “LLC”), to Shutterstock, Inc., a Delaware corporation (the “Reorganization”), the Company had historically paid cash dividends or distributions to its members. Following the Reorganization, the Company has not paid cash distributions to its stockholders and it does not intend to do so for the foreseeable future. As a result, the Company used an expected dividend yield of zero.

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

Diluted net income per share is computed by dividing the net income available to common stockholders adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive. Diluted net income available to common stockholders for the three months ended March 31, 2015 and 2014 includes the effect of 2,006,205 and 2,088,181 shares, respectively, while 689,014 and 179,883 shares, respectively, were excluded since they were anti-dilutive.

A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share available to common stockholders follows:

	Three Months Ended March 31,
	2015	2014
Basic	35,634,837	35,027,480
Stock options and employee stock purchase plan shares	417,932	705,980
Unvested restricted stock awards	140,423	105,393
Diluted	36,193,192	35,838,853

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

(2) Short Term Investments and Fair Value Measurements

Short term investments are summarized as follows:

	As of March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$54,996	$—	$(4)	$54,992
Total	$54,996	$—	$(4)	$54,992

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$54,848	$—	$(4)	$54,844
Total	$54,848	$—	$(4)	$54,844

The following tables present the Company’s fair value hierarchy for its assets and liabilities:

	As of March 31, 2015
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,071	$81,071	$—	$—
Commercial paper	54,992	—	55,992	—
Total assets measured at fair value	$136,063	$81,071	$55,992	$—
Liabilities:
Acquisition related contingent consideration	$6,675	$—	$—	$6,675
Total liabilities measured at fair value	$6,675	$—	$—	$6,675

	As of December 31, 2014
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,244	$81,244	$—	$—
Commercial paper	54,844	—	54,844	—
Total assets measured at fair value	$136,088	$81,244	$54,844	$—
Liabilities:
Acquisition related contingent consideration	$2,560	$—	$—	$2,560
Total liabilities measured at fair value	$2,560	$—	$—	$2,560

The Company’s investments classified as level 2 are priced using quoted market prices for identical assets which are subject to infrequent transactions. Cash equivalents consist of balances in money market accounts which are classified as a level 1 measurement based on bank reporting. The Company reassesses the fair value of contingent consideration to be settled in cash related to the PremiumBeat and WebDAM acquisitions on a quarterly basis using the Black-Scholes and Monte Carlo simulation models, respectively. These contingencies are considered a level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving certain milestones and discount rates which are based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. As a result of a shorter discounting period, the Company recorded changes in the fair value of the contingent consideration in the amount of $515 during the three months ended March 31, 2015, which is included in other (expense) income, net. There was no change in the fair value of the contingent consideration during the three months ended March 31, 2014. As of March 31, 2015, the fair value of the contingent consideration increased to $6,675 based on its current fair value of which $2,730 related to the WebDAM acquisition is included in other liabilities and $3,945 related to the PremiumBeat acquisition is included in other non-current liabilities.

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

(3) Revenue By Geographic Area

The following table presents the Company’s revenue based on customer location:

	Three Months Ended March 31,
	2015	2014
North America	$37,124	$26,504
Europe	34,496	26,649
Rest of the world	25,902	19,624
Total revenue	$97,522	$72,777

Included in North America is the United States which comprised 34% and 32% of total revenue for the three months ended March 31, 2015 and 2014, respectively. Included in Europe is the United Kingdom which comprised 11% of total revenue for the three months ended March 31, 2015. For the three months ended March 31, 2014, the United Kingdom revenue was less than 10%. No other country accounts for more than 10% of the Company’s revenue in any period.

The Company’s long-lived tangible assets were located as follows:

	Three Months Ended March 31,
	2015	2014
North America	$26,889	$26,774
Europe	254	—
Rest of the world	—	—
Total long-lived tangible assets	$27,143	$26,774

(4) Goodwill and Intangible Assets

The Company’s goodwill balance is attributable to its Bigstockphoto (“Bigstock”), WebDAM, Rex Features and PremiumBeat reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. The following table summarizes the changes in the Company’s goodwill balance through March 31, 2015:

	Content Business	Other Category	Foreign Currency Translation Adjustment	Consolidated
Balance as of December 31, 2014	$1,423	$8,763	—	$10,186
Goodwill related to acquisitions	44,271	—	(949)	43,322
Balance as of March 31, 2015	$45,694	$8,763	$(949)	$53,508

Intangible assets consist of the following as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Contractual Weighted Average Life (Years)

Amortizing intangible assets:
Customer relationship	$19,788	$(1,383)	$18,405	9
Trade name	7,094	(428)	6,666	7
Developed technology	3,733	(283)	3,450	4
Contributor content	3,066	(227)	2,839	9
Patents	193	(34)	159	17
Domain name	97	(21)	76	14
Total	$33,971	$(2,376)	$31,595

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)

Amortizing intangible assets:
Customer relationship	$3,400	$(921)	$2,479	6
Trade name	900	(230)	670	9
Developed technology	600	(68)	532	7
Contributor content	450	(159)	291	15
Patents	193	(30)	163	17
Domain name	97	(19)	78	14
Total (1)	$5,640	$(1,427)	$4,213

(1) During the year ended December 31, 2014, the Company acquired the non-exclusive licensing rights to distribute certain digital content in perpetuity in the amount of $721. The Company had not yet placed the digital content into service as of December 31, 2014 and therefore the amount is excluded from the corresponding table.

Amortization expense was $943 and $47 for the three months ended March 31, 2015 and 2014, respectively. The Company also determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $3,651 for the remaining nine months of 2015, $4,868 in 2016, $4,868 in 2017, $3,888 in 2018, $3,741 in 2019 and $10,579 thereafter.

(5) Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2015	December 31, 2014
Computer equipment and software	$25,117	$24,179
Furniture and fixtures	2,658	2,336
Leasehold improvements	14,207	13,954
Property and equipment	41,982	40,469
Less accumulated depreciation	(14,839)	(13,725)
Property and equipment, net	$27,143	$26,744

Depreciation expense amounted to $2,052 and $1,504 for the three months ended March 31, 2015 and 2014, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.

(6) Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2015	2014
Royalty tax withholdings	$6,132	$5,987
Compensation	5,275	8,312
Non-income taxes	5,117	4,670
Payroll tax withholdings	3,075	478
Professional fees	916	1,708
Marketing expenses	525	794
Other expenses	6,024	3,124
Total accrued expenses	$27,064	$25,073

(7) Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2015 and 2014 were 42.8% and 46.1%, respectively. The Company incurred discrete tax expenses primarily relating to a change in its state apportionment percentage during the three months ended March 31, 2015. The net effect of all the Company’s discrete tax expenses increased the effective tax rate by 3.3%. The Company has computed the provision for income taxes based on the estimated annual effective tax rates and the application of discrete items, if any, in the applicable period. The effective tax rate differs from the statutory tax rate due primarily to non-deductible expenses related to non-cash equity-based compensation, and meals and entertainment.

During the three months ended March 31, 2015 and 2014, the Company recorded unrecognized tax benefits in the amount of $11 for uncertain tax positions taken in prior years. To the extent these unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company accrued interest and penalties in the amount of $26 and $22 related to unrecognized tax benefits for the three months ended March 31, 2015 and 2014, respectively.

It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of March 31, 2015, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is insignificant and the unrecognized deferred tax liability is not material.

(8) Commitments and Contingencies

The Company leases facilities under agreements accounted for as operating leases. Rental expense, inclusive of operating leases, for the three months ended March 31, 2015 and 2014 was $1,139 and $1,192, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.

On March 21, 2013, the Company entered into an operating lease agreement to lease its new office facility in New York, New York. In connection with the lease agreement, the Company entered into a letter of credit in the amount of $1,829 as a security deposit for the leased facilities. The letter of credit was collateralized by $1,829 of cash as of March 31, 2015 and December 31, 2014, and as such, is considered to be restricted cash and is included in other assets in the consolidated balance sheet. The lease term is eleven years from the commencement date and aggregate future minimum lease payments are approximately $36,900.

Capital Expenditures

As of March 31, 2015, the Company had no significant purchase commitments related to capital expenditures. As of December 31, 2014, the Company had committed to purchase approximately $1,400 of data server equipment related to expansion of the existing business.

Unconditional Purchase Obligations

As of March 31, 2015 and December 31, 2014, the Company had unconditional purchase obligations in the amount of approximately $9,100 and $9,400, respectively, which consisted primarily of contracts related to infrastructure services.

As of March 31, 2015, the Company’s unconditional purchase obligations for the remainder of 2015 and for the years ending December 31, 2016, 2017 and 2018 were approximately $4,200, $3,500, $1,300 and $100, respectively. As of December 31, 2014, the Company’s unconditional purchase obligations for the years ending December 31, 2015, 2016 and 2017 were approximately $5,800, $3,200 and $400, respectively.

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

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The maximum aggregate obligation and liability for all claims related to a single downloaded image or video clip ranges from $10 to unlimited indemnification. As of March 31, 2015 and as of December 31, 2014, the Company had recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

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

The Company recorded employer matching contributions of $324 and $209 for the three months ended March 31, 2015 and 2014, respectively.

(10) Equity-Based Compensation

Stock Option Awards

The following table presents a summary of the Company’s stock option awards activity for the three months ended March 31, 2015:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2014	1,771,440	$41.61
Options granted	1,250	17.00
Options exercised	(98,741)	20.79
Options cancelled or forfeited	(22,318)	48.20
Options outstanding at March 31, 2015	1,651,631	$42.86
Vested and exercisable at March 31, 2015	619,409	$23.46

The intrinsic value of the total stock options outstanding at March 31, 2015 and at December 31, 2014 was approximately $42,600 and $48,700, respectively. The intrinsic value of the total stock options exercisable at March 31, 2015 and at December 31, 2014 was approximately $28,000 and $29,800, respectively. The intrinsic value of the total stock options vested and expected to vest as of March 31, 2015 and at December 31, 2014 was approximately $41,800 and $50,600, respectively.

The following weighted average assumptions were used in the fair value calculation of stock options granted during the three months ended March 31, 2015:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	2	6.3
Volatility	48%	49%
Risk-free interest rate	0.7%	2.1% - 2.4%
Dividend yield	0%	0%

The Company recognized non-cash equity-based compensation expense of $2,046 and $1,686, net of forfeitures, in connection with the vesting of stock options during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total unrecognized compensation charge related to 2012 Plan non-vested options was approximately $26,700, which was expected to be recognized through fiscal year 2020.

Restricted Stock Units and Restricted Stock Awards

The following table presents a summary of the Company’s RSUs activity for the three months ended March 31, 2015:

	Plan Options	Weighted Average Fair Value
Non-vested balance at December 31, 2014	652,897	$81.45
Units granted	500,865	55.90
Units vested	(122,015)	81.07
Units cancelled or forfeited	(80,628)	80.83
Non-vested balance at March 31, 2015	951,119	$68.10

The Company recognized non-cash equity-based compensation expense of $5,036 and $901, net of estimated forfeitures, in connection with the vesting of RSUs during the three months ended March 31, 2015 and 2014, respectively.

In connection with the Reorganization, membership interests in the LLC were exchanged for restricted and unrestricted shares of the Company’s stock. The Amended and Restated Restricted Stock Agreement entered into by the Company with an executive governs the terms of the restricted stock inclusive of service vesting terms. As the restricted shares vest, the award’s restrictions will be removed. The Company recognized non-cash equity-based compensation expense of $259, which is included in general and administrative expense, during the three months ended March 31, 2014, in connection with the normal vesting of restricted stock. There was no expense during the three months ended March 31, 2015.

In connection with the WebDAM acquisition, in order to retain the services of certain former WebDAM employees, the Company granted non-vested RSUs that vest over two years from the date of acquisition. As these equity awards are subject to post-acquisition employment, the Company accounts for them as compensation expense. A portion of these equity awards are accounted for as liability-classified awards because the obligations are based on fixed monetary amounts that are known at the inception of the obligation to be settled with a variable number of shares of the Company’s common stock when the equity awards vest. The Company recognized non-cash equity-based compensation expense of $227 and $77, respectively, in connection with the vesting of these obligations during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the total unrecognized non-cash equity-based compensation charge related to the 2012 Plan non-vested restricted stock and RSUs was approximately $59,300, which is expected to be recognized through fiscal year 2020.

Employee Stock Purchase Plan

On October 10, 2012, the Company’s 2012 ESPP became effective. The Company recognized non-cash equity-based compensation expense of $199 and $214, net of estimated forfeitures, for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, 133,356 shares of the Company’s common stock had been issued under the 2012 ESPP.

The following table summarizes non-cash equity-based compensation expense included in the accompanying consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$482	$249
Sales and marketing	1,318	902
Product development	2,369	949
General and administrative	3,339	1,037
Total	$7,508	$3,137

(11) Other (Expense) Income, Net

The following table presents a summary of the Company’s other (expense) income, net activity included in the accompanying consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Foreign currency (loss) gain	$(2,074)	$29
Change in contingent consideration fair value	(515)	—
Interest income	27	21
Total	$(2,562)	$50

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our interim consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” of this Quarterly Report on Form 10-Q and in other parts of this report.

Overview and Recent Developments

We operate an industry-leading global marketplace for commercial digital content, including images, video and music. Commercial digital imagery consists of licensed photographs, illustrations and videos that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content while music consists of high-quality music tracks which are often used to complement the digital imagery. Demand for commercial digital imagery and music comes primarily from businesses, marketing agencies and media organizations.

Our global online marketplace brings together users of commercial digital imagery and music with content creators from around the world. More than 1.2 million active, paying users contributed to revenue through March 31, 2015. We have historically benefitted from a high degree of revenue retention from both subscription-based and usage-based customers. For example, in 2014, 2013 and 2012, we experienced year-to-year revenue retention of 100%, 99%, and 100%, respectively. This means that customers that contributed to revenue in 2013 contributed, in the aggregate, 100% as much revenue in 2014 as they did in 2013. More than 70,000 approved contributors make their images available in our collection, which has grown to more than 50 million images and more than 2 million video clips as of March 31, 2015. This makes our collection one of the largest of its kind and, during the year ended December 31, 2014, we delivered more than 125 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

On January 19, 2015, we acquired all of the shares of Rex Features (Holdings) Limited, or Rex Features, pursuant to a stock purchase agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business has been included in our results of operations from the acquisition date. Rex Features was an independently owned photographic press agency in Europe which offers media companies and advertisers images and videos, including a live feed of edited celebrity, entertainment, sports and news images and videos, along with access to a multi-decade archive of iconic images.  With Rex Features’ editorial expertise and position in the market place, we believe that this acquisition will strengthen our strategic position and bring a comprehensive offering to market across both editorial and commercial content.

On January 22, 2015, we acquired substantially all of the assets and certain liabilities of Arbour Interactive Inc., or PremiumBeat, pursuant to an asset purchase agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in our results of operations from the acquisition date. PremiumBeat is a leading provider of exclusive, high-quality music and sound effects for use in videos, films, television, applications, games, and other creative projects. PremiumBeat works with composers to offer a high-quality library of exclusive music primarily to businesses, including advertising and media agencies, as well as Fortune 500 companies. We plan to continue operations under the PremiumBeat brand but also intend to combine it with the existing Shutterstock Music business in order to leverage PremiumBeat’s experience in the music market.

In March 2015, we surpassed over 50 million images in our collection.

In April 2015, we announced that Paul J. Hennessy, Chief Executive Officer of priceline.com, was appointed to our board of directors. Additionally, we announced that Aditi Javeri Gokhale and Laurie Harrison had joined the Shutterstock team as Chief Marketing Officer and Vice President, General Counsel and Secretary, respectively.

As an online marketplace, we generate revenue by licensing images, video clips and music tracks to end users and paying royalties to contributors for each download of their content. More than 35% of our revenue and the vast majority of downloads come from subscription-based users. These customers can download and use a large number of images in their creative process without concern for the incremental cost of each image download.

For users who need fewer images, or need video clips or music tracks, we offer simple, affordable, On Demand pricing, which is presented as a flat rate across the content types.  Since the launch of our On Demand purchase options in 2008, revenue from these purchase options has increased as a percentage of our overall revenue and we expect that this trend will continue.

Each time an image, video clip or music track is downloaded, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue. Royalties are typically paid to contributors on a monthly basis subject to applicable withholding taxes and certain payout minimums. Royalties represent the largest component of our operating expenses and tend to increase proportionally with revenue.

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

An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, we increased our investment in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery and music is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images, videos and music that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 50 million images as of March 31, 2015, making it one of the largest libraries of its kind.

Key Operating Metrics

In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(in millions, except revenue per download)
Paid downloads (during the period)	33.4	29.7
Revenue per download (during the period)	$2.87	$2.45
Images in collection (end of period)	51.6	35.4

Paid Downloads

Measuring the number of paid downloads that our customers make in any given period is important because most of our revenue and all of our contributor royalties are driven by paid download activity. For customers that choose our On Demand purchase options, each incremental download results in incremental recognition of revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each incremental download, but we believe that download activity is an important measure of the value that a customer is getting from a subscription and the likelihood that the customer will renew. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations, video clips and music tracks, excluding re-downloads of images, video clips or music tracks that a customer has downloaded in the past (which do not generate incremental revenue or contributor royalty expense) and downloads of our free image of the week (which we make available as a means of acquiring new customers and attracting existing customers to return to our websites more frequently). As our business grows and if our product mix continues to shift to higher priced offerings, this download metric on its own may become less indicative of the overall revenue growth as compared to prior periods.

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

Key Components of Our Results of Operations

Revenue

The vast majority of our revenue is generated by licensing commercial digital imagery and music. The significant majority of our licensing revenue is generated via either subscription or On Demand purchase options. We generate subscription revenue through the sale of subscriptions varying in length from 30 days to one year. In substantially all cases, we receive the full amount of the subscription payment by credit card at the time of sale; however, subscription revenue is recognized on a straight-line basis over the subscription period. We generate On Demand revenue through the sale of fixed packages of downloads varying in quantity from one image to 750 images, one video clip to 25 video clips or single music tracks. We also generate On Demand revenue through our Bigstock offering via the sale of credits plans, which enable a customer to purchase a fixed number of credits which can then be utilized to download images anytime within one year. We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images are downloaded or when the right to download images expires (typically 365 days after purchase). We provide a number of other purchase options which together represented approximately 20% and 14% of our revenue in 2014 and 2013, respectively. These purchase options include custom accounts for customers that need multi-seat access, invoicing, greater or unlimited indemnification, or a higher volume of images. We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images, video clips or music tracks are downloaded or when the right to download expires (typically 365 days after purchase). Some of our larger custom accounts are invoiced at or after the time of sale and pay us on credit terms. Some custom accounts pay in quarterly installments over the course of an annual commitment. WebDAM licenses digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. The product offerings typically have a license contract of one year.

Our deferred revenue consists of paid but unrecognized subscription revenue, On Demand revenue, and other revenue. Deferred revenue is recognized when images, video clips or music tracks are downloaded (On Demand), through the passage of time (subscriptions) or when credits or the right to download images, video clips or music tracks expire, all other revenue recognition criteria have been met.

Costs and Expenses

Cost of Revenue.     Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, the infrastructure costs related to maintaining our websites and associated employee compensation, including non-cash equity-based compensation, bonuses and benefits, amortization of content and technology intangible assets, allocated facility and other supporting overhead costs. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future as our revenue grows.

Sales and Marketing.     Sales and marketing expenses include third-party marketing, advertising, branding, public relations and sales expenses. Sales and marketing expenses also include associated employee compensation, including non-cash equity-based compensation, bonuses and benefits, and commissions as well as allocated facility and other supporting overhead costs. We expect sales and marketing expenses to increase in absolute dollars in the foreseeable future as we continue to invest in new customer acquisitions.

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

Other (Expense) Income, Net.     Other (expense) income, net consists of non-operating costs such as foreign currency transaction gains and losses, changes in fair value of contingent consideration related to acquisitions and interest income and expense. We expect to incur incremental expense related to changes in fair value of contingent consideration related to our acquisitions as we reach each measurement date. Additionally, as currency rates fluctuate, we expect foreign currency gains and losses to fluctuate in a similar pattern.

Income Taxes.     Prior to October 5, 2012, we filed our income tax return as a “pass through” New York limited liability company for federal and state income tax purposes and were subject to taxation on allocable portions of our net income and other taxes based on various methodologies employed by taxing authorities in certain localities. As an LLC we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, were subject to income tax on their allocated share of our earnings. On October 5, 2012, we reorganized from a limited liability company to a Delaware corporation. Consequently, our corporate income tax rate increased significantly upon our becoming subject to federal, state and additional city income taxes.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, chargeback and sales refund reserve, goodwill, intangibles, contingent consideration, equity-based compensation, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, chargeback and sales refund reserve, equity-based compensation, accounting for non-income and income taxes, goodwill and intangible assets, contingent consideration, and advertising costs have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on February 27, 2015, or the 2014 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2014 10-K.

Results of Operations

The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Consolidated Statements of Operations:
Revenue	$97,522	$72,777
Operating expenses:
Cost of revenue	39,526	29,108
Sales and marketing	25,105	19,276
Product development	10,684	7,777
General and administrative	13,972	7,546
Total operating expenses	89,287	63,707
Income from operations	8,235	9,070
Other (expense) income, net	(2,562)	50
Income before income taxes	5,673	9,120
Provision for income taxes	2,431	4,202
Net income	$3,242	$4,918

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2015	2014
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	41	40
Sales and marketing	26	26
Product development	11	11
General and administrative	14	10
Total operating expenses	92	87
Income from operations	8	13
Other (expense) income, net	(3)	0
Income before income taxes	5	13
Provision for income taxes	2	6
Net income	3%	7%

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$97,522	$72,777	$24,745	34%
Operating expenses:
Cost of revenue	39,526	29,108	10,418	36
Sales and marketing	25,105	19,276	5,829	30
Product development	10,684	7,777	2,908	37
General and administrative	13,972	7,546	6,426	85
Total operating expenses	89,287	63,707	25,580	40
Income from operations	8,235	9,070	(835)	(9)
Other (expense) income, net	(2,562)	50	(2,612)	*
Income before income taxes	5,673	9,120	(3,447)	(38)
Provision for income taxes	2,431	4,202	(1,771)	(42)
Net income	$3,242	$4,918	$(1,676)	(34)%

*                 Not meaningful

Revenue

Revenue increased by $24.7 million, or 34%, to $97.5 million in the three months ended March 31, 2015 compared to the same period in 2014. This increase in revenue was primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the three months ended March 31, 2015 and 2014, we delivered 33.4 million and 29.7 million paid downloads, respectively, and our average revenue per download during these periods increased to $2.87 from $2.45. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings and our enterprise business which captures a higher effective price per content download and, to a lesser extent, to revenue from our 2015 acquisitions. In the three months ended March 31, 2015 compared to the same period in 2014, revenue from North America increased to 38% from 36% while revenue from Europe decreased to 34% from 37% and revenue from the rest of the world increased to 28% from 27%.

Cost and Expenses

Cost of Revenue.   Cost of revenue increased by $10.4 million, or 36%, to $39.5 million in the three months ended March 31, 2015 compared to the same period in 2014. Royalties increased $7.3 million, or 36%, driven by an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2015 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and to a lesser extent due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $0.2 million, or 8%, to $2.8 million as a result of increased credit card volume in the three months ended March 31, 2015. Employee-related expenses increased $1.6 million, or 70%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure, and to a lesser extent an increase in headcount as a result of the 2015 acquisitions. Other costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $1.3 million, or 53%, to $3.7 million in the three months ended March 31, 2015 compared to the same period in 2014.

Sales and Marketing.   Sales and marketing expenses increased by $5.8 million, or 30%, to $25.1 million in the three months ended March 31, 2015 compared to the same period in 2014. Advertising expenses, the largest component of our sales and marketing expenses, increased by $1.8 million, or 17%, compared to the same period in 2014 as a result of increased spending on affiliate and search advertising and new channels. We anticipate that our global advertising spend will continue to increase in absolute dollars in the future, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $3.4 million, or 52%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales.

Product Development.   Product development expenses increased by $2.9 million, or 37%, to $10.7 million in the three months ended March 31, 2015 compared to the same period in 2014. Employee-related expenses increased by $3.3 million, or 61%, driven by an increase in headcount in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, as well as ongoing efforts to improve our search capabilities. The increase in employee-related expenses was partially offset by a decrease in consulting-related expenses of $0.3 million, or 35%, primarily due to reduced costs associated with outsourced quality assurance services.

General and Administrative.   General and administrative expenses increased by $6.4 million, or 85%, to $14.0 million in the three months ended March 31, 2015 compared to the same period in 2014. Employee-related expenses, excluding non-cash equity based compensation, increased by $2.4 million, or 111%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our business and the infrastructure necessary to operate as a public company. Non-cash equity-based compensation increased by $2.3 million to $3.3 million primarily due to equity awards granted as a result of our 2015 acquisitions and to equity awards to both new and existing employees. Professional fees and allocated depreciation and amortization expense increased by $1.2 million primarily due to increased outside and transactional services.

Other (Expense) Income, Net.  Other (expense) income, net increased by $2.6 million to $2.6 million from income of $0.1 million primarily due to foreign currency expenses and to a lesser extent, to changes in the fair value of the contingent consideration related to the WebDAM and PremiumBeat acquisitions in the three months ended March 31, 2015 as compared to the same period in 2014. We expect foreign currency transaction gains and losses to fluctuate as we continue to expand our international operations.

Income Taxes.   Income tax expense decreased by $1.8 million, or 42% to $2.4 million in the three months ended March 31, 2015 compared to the same period in 2014. Our effective tax rate for the three months ended March 31, 2015 and 2014 was 42.8% and 46.1%, respectively. During the three months ended March 31, 2015, we incurred net discrete tax expenses related primarily to a change in our state apportionment percentage. The net effect of all of our discrete tax expenses increased our effective tax rate by 3.3%. Excluding these discrete expenses, the effective rate would have been 39.5% for the three months ended March 31, 2015. During the three months ended March 31, 2014, we recognized a discrete tax expense related primarily to a change in state tax rates and our state apportionment percentage during the three months ended March 31, 2014 which increased the effective tax rate by 6.2%. Excluding this discrete item, the effective rate would have been 39.9% during the three months ended March 31, 2014.

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

In addition, expenditures on digital content by customers tend to be discretionary in nature, reflecting overall economic conditions, the economic prospects of specific industries, budgeting constraints and buying patterns and a variety of other factors, many of which are outside our control. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $190.5 million, which consisted primarily of money market mutual funds and checking accounts. Additionally, we held short-term investments in the amount of $55.0 million all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flow generated from operations. Historically, our principal uses of cash have been funding our operations, capital expenditures, business acquisitions, and, prior to October 5, 2012, distributions to members of Shutterstock Images LLC.

We plan to finance our operations and capital expenses largely through cash flows generated from our operations. Since our results of operations are sensitive to many factors, included among them is the level of competition we face. Increased competition could adversely affect our liquidity and capital resources by reducing both our revenues and our net income, as a result of reduced sales, reduced prices and increased promotional activities, among other factors, as well as by requiring us to spend more money on advertising and marketing in an effort to maintain or increase market share in the face of such competition. In addition, the advertising and marketing expenses incurred to maintain market share and support future revenues will be funded from current capital resources or from borrowings or equity financings. As a result, our ability to grow our business relying largely on funds from our operations is sensitive to competitive pressures and other risks relating to our liquidity or capital resources.

We currently intend to retain all available funds and any future earnings for use in the operation of our business, including acquisitions, and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Sources and Uses of Funds

We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. We anticipate capital expenditures of approximately $15 million for the remainder of 2015. See Note 8 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding capital expenditures for the three months ended March 31, 2015 and 2014.

Cash Flows

Operating Activities

Our primary source of cash from operating activities is cash collections from our customers. The majority of our revenue is generated from credit card transactions and is typically settled within one to five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to contributors, vendors and employee-related expenditures.

In the three months ended March 31, 2015, net cash provided by operating activities was $21.5 million including net income of $3.2 million and non-cash equity-based compensation of $7.5 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $7.8 million, primarily related to an increase in purchases for both subscription and On Demand products. Accounts payable and other operating liabilities increased by $2.3 million as trade payables grew in volume and payroll costs increased due to headcount expansion. Contributor royalties payable increased by $1.5 million due to increased royalty expenses as the result of increased customer download activity.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2015 was $65.6 million consisting of cash paid for our 2015 acquisitions in the amount of approximately $62.4 million and capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements and website development costs in the amount of $2.2 million. We also paid $0.8 million to acquire the non-exclusive licensing rights to distribute certain digital content in perpetuity. Additionally, we sold short-term investments, net of purchases, in the amount of $0.1 million.

Financing Activities

Cash provided by financing activities in three months ended March 31, 2015 was $2.9 million consisting primarily of proceeds in the amount of $3.0 million from the issuance of common stock in connection with the exercise of stock options and purchase of common stock pursuant to our 2012 Employee Stock Purchase Plan.

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

On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City. The aggregate future minimum lease payments are approximately $36.9 million. We also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facility. The letter of credit is collateralized by $1.8 million of cash as of March 31, 2015, and as such, is reported as restricted cash on the consolidated balance sheet as of March 31, 2015.

As of March 31, 2015, our unconditional purchase obligations for the remainder of 2015 and for the years ending December 31, 2015, 2016 and 2017 were approximately $4.2 million, $3.5 million, $1.3 million and $0.1 million, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk.

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

We did not have any borrowings as of March 31, 2015.

Foreign Currency Exchange Risk

Revenue derived from customers residing outside North America as a percentage of total revenue was 62% and 64% for the three months ended March 31, 2015 and 2014, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was 31% and 34% for the three months ended March 31, 2015 and 2014, respectively. We have foreign currency exchange risks related to non-U.S Dollar denominated revenue. All amounts earned by and paid to our foreign contributors are denominated in the U.S. Dollar and therefore do not create foreign currency exchange risk. However, changes in exchange rates will affect our revenue and certain operating expenses, primarily employee-related expenses for our non-U.S employees. Based on our foreign currency denominated revenue for the three months ended March 31, 2015, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenue would result in an approximately 3% impact on our revenue.

Because the majority of our revenue and expenses have historically been denominated in the U.S. Dollar, we had not previously experienced material fluctuations in our net income as a result of foreign currency transaction gains or losses. During the three months ended March 31, 2015, our foreign currency transaction expense was $2.1 million, as foreign currency holdings were higher than in previous quarters and the U.S. Dollar was stronger versus foreign currencies, specifically the Euro. During the three months ended March 31, 2014, our foreign currency transaction gains and losses were immaterial. We may experience fluctuations in future quarters as a result of currency exchange gains and losses. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

We have established and acquired foreign subsidiaries in various countries around the world, and the financial statements of these foreign subsidiaries are recorded in the applicable foreign currency (functional currencies). Financial information is translated from the applicable functional currency to the U.S. Dollar (the reporting currency) for inclusion in our consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2015, we completed the implementation of financial controls over the operations of WebDAM, which we acquired in March 2014. Our management is in the process of reviewing the operations of Rex Features and PremiumBeat, both of which we acquired in January 2015, and implementing our internal control structure over these recently acquired operations and WebDAM. Except for the preceding change, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                        Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2015, there were no material changes to the risk factors described in our 2014 10-K.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) and included in the registration statement on Form S-1 (File No. 333-181376) as declared effective on October 10, 2012 or other periodic reports previously filed with the SEC.

Item 6.                                 Exhibits.

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: May 11, 2015	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2015	By:	/s/ Timothy E. Bixby
Timothy E. Bixby
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing date
10.1§	Amendment and Release Agreement dated December 26, 2014, and executed on January 5, 2015, between the Registrant and Thilo Semmelbauer	8-K	001-35669	10.1	January 9, 2015

10.2§*	Shutterstock, Inc. Director Compensation Policy

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Filed herewith.

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