Form 10-Q
period 2015-06-30
Shutterstock, Inc.
filed 2015-08-07
CIK 1549346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 5, 2015
Common Stock, $0.01 par value per share	36,047,792

Shutterstock, Inc.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” “project,” “guidance,” “target,” “forecast” or comparable terms.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Shutterstock, Inc.

Consolidated Balance Sheets

(In thousands, except par value amount)

(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$211,479	$233,453
Short-term investments	54,891	54,844
Credit card receivables	3,791	2,451
Accounts receivable, net	23,735	15,251
Prepaid expenses and other current assets	13,987	12,141
Deferred tax assets, net	5,507	5,390
Total current assets	313,390	323,530
Property and equipment, net	28,964	26,744
Intangible assets, net	32,159	4,934
Goodwill	54,740	10,186
Deferred tax assets, net	18,132	16,484
Other assets	1,974	1,899
Total assets	$449,359	$383,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,298	$5,334
Accrued expenses	26,301	25,073
Contributor royalties payable	17,435	11,933
Income taxes payable	1,171	—
Deferred revenue	89,279	75,789
Other liabilities	4,226	2,198
Total current liabilities	147,710	120,327
Deferred tax liability, net	4,338	—
Other non-current liabilities	13,689	12,017
Total liabilities	165,737	132,344
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 35,981 and 35,603 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	360	356
Additional paid-in capital	198,029	174,821
Accumulated comprehensive loss	(232)	(629)
Retained earnings	85,465	76,885
Total stockholders’ equity	283,622	251,433
Total liabilities and stockholders’ equity	$449,359	$383,777

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Operations

(In thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$104,365	$80,238	$201,887	$153,016

Operating expenses:
Cost of revenue	42,545	32,047	82,070	61,159
Sales and marketing	27,429	20,492	52,534	39,768
Product development	10,189	9,275	20,873	17,052
General and administrative	14,536	10,013	28,508	17,552
Total operating expenses	94,699	71,827	183,985	135,531
Income from operations	9,666	8,411	17,902	17,485
Other (expense) income, net	(57)	—	(2,619)	46
Income before income taxes	9,609	8,411	15,283	17,531
Provision for income taxes	4,272	3,550	6,703	7,753
Net income	$5,337	$4,861	$8,580	$9,778
Less:
Undistributed earnings to participating stockholder	—	10	2	21
Net income available to common stockholders	$5,337	$4,851	$8,578	$9,757

Net income per basic share available to common stockholders:
Undistributed	$0.15	$0.14	$0.24	$0.28
Basic	$0.15	$0.14	$0.24	$0.28

Net income per diluted share available to common stockholders:
Undistributed	$0.15	$0.14	$0.24	$0.27
Diluted	$0.15	$0.14	$0.24	$0.27

Weighted average shares outstanding:
Basic	35,864,051	35,148,876	35,750,077	35,089,254
Diluted	36,339,517	35,874,789	36,266,989	35,857,899

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$5,337	$4,861	$8,580	$9,778
Foreign currency translation gain	3,478	18	380	19
Unrealized gain on investments	9	15	17	16
Other comprehensive income	3,487	33	397	35
Comprehensive income	$8,824	$4,894	$8,977	$9,813

See Notes to Unaudited Consolidated Financial Statements

Shutterstock, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,580	$9,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,494	3,632
Write-off of property and equipment	—	367
Deferred taxes	(1,825)	(2,474)
Non-cash equity-based compensation	15,088	9,393
Change in fair value of contingent consideration	900	40
Excess tax benefit from the exercise of stock options	(1,700)	(8,721)
Bad debt reserve	814	189
Chargeback and sales refund reserves	20	105
Changes in operating assets and liabilities:
Credit card receivables	(1,356)	(815)
Accounts receivable	(6,202)	(5,227)
Prepaid expenses and other current and non-current assets	3,056	8,963
Accounts payable and other current and non-current liabilities	1,669	6,638
Contributor royalties payable	2,288	1,665
Income taxes payable	(1,203)	—
Deferred revenue	13,476	13,254
Net cash provided by operating activities	$40,099	$36,787
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,084)	(14,780)
Purchase of investments	(130,982)	(141,788)
Sale and maturities of investments	130,953	141,235
Acquisition of businesses, net of cash	(62,379)	(10,056)
Acquisition of digital content	(1,473)	—
Security deposit payment	(71)	(76)
Net cash used in investing activities	$(70,036)	$(25,465)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	5,697	4,486
Proceeds from issuance of common stock under 2012 Employee Stock Purchase Plan	1,052	945
Excess tax benefit from the exercise of stock options	1,700	8,721
Net cash provided by financing activities	$8,449	$14,152
Effect of foreign exchange rate changes on cash	(486)	22
Net (decrease) increase in cash and cash equivalents	(21,974)	25,496
Cash and cash equivalents—Beginning	233,453	155,355
Cash and cash equivalents—Ending	$211,479	$180,851

Supplemental Disclosure of Cash Information:
Cash paid for:
Income taxes	$7,807	$159
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital expenditures in accounts payable and other liabilities	$—	$936

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

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of June 30, 2015, the consolidated statements of operations and, comprehensive income for the three and six months ended June 30, 2015 and 2014, and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2015 and its results of consolidated operations, comprehensive income and cash flows for the three and six months ended June 30, 2015 and 2014. The financial data and the other financial information disclosed in these notes to the financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015 or for any other future annual or interim period.

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

The total purchase price consisted of a cash payment of $32,727 subject to certain working capital adjustments. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Assets:
Cash	$1,525
Accounts receivables	2,908
Other assets	356
Fixed assets	92
Intangible Assets:
Customer relationships	13,768
Trade name	4,993
Developed technology	3,026
Photo library	484
Goodwill	14,918
Total assets acquired	$42,070
Liabilities:
Accounts payable	$(253)
Contributor payable	(2,249)
Accrued expenses	(2,387)
Deferred tax liability	(4,454)
Total liabilities assumed	$(9,343)
Total	$32,727

The identifiable intangible assets have a weighted average life of approximately eight years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method. The fair values of the developed technology and photo library were both determined using the replacement cost method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $13 and $143, respectively, of professional fees for the three and six months ended June 30, 2015, which is included in general and administrative expense.

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

PremiumBeat is a leading provider of exclusive, high-quality music and sound effects for use in videos, films, television, applications, games, and other creative projects. PremiumBeat works with composers to offer a high-quality library of exclusive music primarily to businesses, including advertising and media agencies, as well as Fortune 500 companies. The Company plans to continue to operate the acquired assets under the PremiumBeat brand but also intends to combine PremiumBeat with the existing Shutterstock Music business in order to leverage PremiumBeat’s experience in the music market.

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

Assets:
Other assets	$963
Fixed assets	205
Intangible Assets:
Customer relationships	3,000
Trade name	1,400
Music catalog	584
Developed technology	178
Goodwill	29,849
Deferred tax asset	229
Total assets acquired	$36,408
Liabilities:
Contributor payable	$(896)
Accrued expenses	(44)
Deferred revenue	(23)
Total liabilities assumed	$(963)
Total	$35,445

The identifiable intangible assets have a weighted average life of approximately six years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method. The fair values of the music catalog and developed technology were both determined using the replacement cost method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $14 and $244, respectively, of professional fees for the three and six months ended June 30, 2015, which is included in general and administrative expense.

Unaudited Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2015 and 2014, as if the Rex Features and PremiumBeat acquisitions completed during fiscal 2015 had closed on January 1, 2014, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$104,365	$86,365	$203,159	$164,899
Net income	$5,337	$4,956	$8,584	$10,130

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

The total purchase price of $12,416 consisted of a cash payment of $10,056 and $2,360 in contingent consideration based on certain performance criteria of post-acquisition revenue with subsequent changes expensed in earnings as the performance criteria is achieved. The Company is obligated to pay a cash payment of up to $4,000 in early 2016 contingent upon the achievement of the performance criteria. The fair value of the contingent consideration was determined using a Monte Carlo simulation model. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Assets:
Other assets	$836
Intangible assets:
Trade name	500
Customer relationships	2,800
Developed technology	600
Goodwill	8,763
Total assets acquired	$13,499
Total liabilities assumed	(1,083)
Total	$12,416

The identifiable intangible assets have a weighted average life of approximately seven years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as excess earnings method. The fair values of the trade name and developed technology were both determined using the relief-from-royalty method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $300 of professional fees for the six months ended June 30, 2014. There were no professional fees related to the deal for the three months ended June 30, 2014. The professional fees are included in general and administrative expense.

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

Restricted Cash

The Company’s restricted cash relates to security deposits for leased office locations. As of June 30, 2015 and December 31, 2014, the Company had $182 of restricted cash recorded in prepaid expenses and other current assets that related to a leased office location that expires in the next twelve months and had $1,829 of restricted cash recorded in other assets that related to a leased office location that expires in 2024. The carrying value of restricted cash approximates fair value.

Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of June 30, 2015, the Company recorded a deferred rent balance of $7,845, of which $231 is included in other liabilities and $7,614 is included in other non-current liabilities. As of December 31, 2014, the Company recorded deferred rent of $8,036, of which $693 was included in other liabilities and $7,343 was included in other non-current liabilities.

Revenue Recognition

The vast majority of the Company’s revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, both of which must contain or communicate the fixed and agreed upon pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download and in certain cases the usage of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of the Company’s customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2015 and December 31, 2014, the Company recorded a combined chargeback allowance and sales refund allowance of $680 and $660, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

Subscription plans range in length from thirty days to one year. Revenue from subscription plans with daily limits are recognized on a straight-line basis using a daily convention method over the plan term. Revenue from subscription plans with monthly limits are recognized on a per usage basis or when the right to download expires. On Demand plans are typically for a one-year term and permit the customer to download up to a fixed amount of digital content. Revenue from On Demand products are generally recognized at the time the customer downloads the digital content on a per unit basis. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Credit pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit pack revenue is recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. The Company recognizes revenue from its three types of plans on a gross basis in accordance with the authoritative guidance on principal-agent considerations as the Company is the primary obligor in the arrangement, has control in establishing the product’s price, performs a detailed review of the digital content before accepting it to its collection to ensure it is of high quality before it may be purchased by the customers, can reject contributor’s images in its sole discretion, and has credit risk.

Customers typically pay in advance (or upon commencement of the term) via credit card, wire or check. Fees paid or invoiced in advance are deferred and recognized as described above. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms. The Company does not generally offer refunds or a right of return to customers. There are situations in which a customer may receive a refund but the determination is made on a case-by-case basis.

The Company also licenses digital content to customers through third party resellers. The Company contracts with third party resellers around the world to access markets where the Company does not have a significant presence. Third party resellers sell the Company’s products directly to end-user customers and remit a fixed amount to the Company based on the type of content sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. In assessing whether the Company’s revenue should be reported on a gross or net basis with respect to its reseller program, the Company follows the authoritative guidance of the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) 605-45, “Principal Agent Considerations.” The Company recognizes revenue net of reseller commission in accordance with the type of content sold, consistent with the plan descriptions above. The Company generally does not offer refunds or a right of return to resellers.

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

The Company uses the Black Scholes option pricing model, the closing price of the Company’s common stock on the date of grant, and the Monte Carlo simulation model, if the award has a market condition, to determine the fair value of stock options and restricted stock units (“RSUs”) granted pursuant to the Value Appreciation Rights Plan (the “VAR Plan”), the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) and stock purchased pursuant to the 2012 Employee Stock Purchase Plan (the “2012 ESPP”), which are discussed further in Note 10, Equity-Based Compensation.

The determination of the grant date fair value using an option-pricing model and simulation model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of the Company’s common ownership interest pre-initial public offering (“IPO”), the Company’s closing market price at the grant date post-IPO, the expected unit price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

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

Diluted net income per share is computed by dividing the net income available to common stockholders adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive. Diluted net income available to common stockholders for the three and six months ended June 30, 2015 includes the effect of 1,927,657 and 1,966,932 shares, respectively, while 685,998 and 687,506 shares, respectively, were excluded since they were anti-dilutive. Diluted net income available to common stockholders for the three and six months ended June 30, 2014 includes the effect of 2,258,623 and 2,173,402 shares, respectively, while 621,799 and 400,842 shares, respectively, were excluded since they were anti-dilutive.

A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share available to common stockholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic	35,864,051	35,148,876	35,750,077	35,089,254
Stock options and employee stock purchase plan shares	362,986	625,273	390,460	665,628
Unvested restricted stock awards	112,480	100,640	126,452	103,017
Diluted	36,339,517	35,874,789	36,266,989	35,857,899

Recently Issued Accounting Standard Updates

In May 2014, the FASB issued new accounting guidance related to revenue recognition (“ASU 2014-09”). This new standard will replace all current GAAP guidance on this topic and will eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018.  The Company may choose to adopt the standard as of the original effective date for annual reporting periods beginning after December 15, 2016; if it does so, the Company is required to apply the standard beginning in the first interim period within the year of adoption.

(2) Short Term Investments and Fair Value Measurements

Short term investments are summarized as follows:

	As of June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$54,895	$—	$(4)	$54,891
Total	$54,895	$—	$(4)	$54,891

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$54,848	$—	$(4)	$54,844
Total	$54,848	$—	$(4)	$54,844

The following tables present the Company’s fair value hierarchy for its assets and liabilities:

	As of June 30, 2015
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,276	$81,276	$—	$—
Commercial paper	54,891	—	54,891	—
Total assets measured at fair value	$136,167	$81,276	$54,891	$—
Liabilities:
Acquisition related contingent consideration	$7,105	$—	$—	$7,105
Total liabilities measured at fair value	$7,105	$—	$—	$7,105

	As of December 31, 2014
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,244	$81,244	$—	$—
Commercial paper	54,844	—	54,844	—
Total assets measured at fair value	$136,088	$81,244	$54,844	$—
Liabilities:
Acquisition related contingent consideration	$2,560	$—	$—	$2,560
Total liabilities measured at fair value	$2,560	$—	$—	$2,560

The Company’s investments classified as level 2 are priced using quoted market prices for identical assets which are subject to infrequent transactions. Cash equivalents consist of balances in money market accounts which are classified as a level 1 measurement based on bank reporting. The Company reassesses the fair value of contingent consideration to be settled in cash related to the PremiumBeat and WebDAM acquisitions on a quarterly basis using the Black-Scholes and Monte Carlo simulation models, respectively. These contingencies are considered a level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving certain milestones and discount rates which are based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. As a result of a shorter discounting period, the Company recorded changes in the fair value of the contingent consideration in the amount of $385 and $900 during the three and six months ended June 30, 2015 and recorded changes in the fair value of the contingent consideration in the amount of $40 and $40 during the three and six months ended June 30, 2014. The Company records changes in the fair value of the contingent consideration in other (expense) income, net. As of June 30, 2015, the fair value of the contingent consideration increased to $7,105 based on its current fair value of which $2,760 related to the WebDAM acquisition is included in other liabilities and $4,345 related to the PremiumBeat acquisition is included in other non-current liabilities.

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

(3) Revenue By Geographic Area

The following table presents the Company’s revenue based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
North America	$41,189	$29,212	$78,695	$55,777
Europe	34,944	28,596	69,046	55,212
Rest of the world	28,232	22,430	54,146	42,027
Total revenue	$104,365	$80,238	$201,887	$153,016

Included in North America is the United States which comprised 34% and 32% of total revenue for the three months ended June 30, 2015 and 2014, respectively, and 34% and 32% of total revenue for the six months ended June 30, 2015 and 2014, respectively. Included in Europe is the United Kingdom which comprised 10% and 11% of total revenue for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the United Kingdom revenue was less than 10% of total revenue. No other country accounts for more than 10% of the Company’s revenue in any period.

The Company’s long-lived tangible assets were located as follows:

	June 30,	December 31,
	2015	2014
North America	$28,568	$26,651
Europe	396	93
Rest of the world	—	—
Total long-lived tangible assets	$28,964	$26,744

(4) Goodwill and Intangible Assets

The Company’s goodwill balance is attributable to its Bigstockphoto (“Bigstock”), WebDAM, Rex Features and PremiumBeat reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. The following table summarizes the changes in the Company’s goodwill balance through June 30, 2015:

	Content Business	Other Category	Foreign Currency Translation Adjustment	Consolidated
Balance as of December 31, 2014	$1,423	$8,763	$—	$10,186
Goodwill related to acquisitions	44,767	—	(213)	44,554
Balance as of June 30, 2015	$46,190	$8,763	$(213)	$54,740

Intangible assets consist of the following as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Contractual Weighted Average Life (Years)

Amortizing intangible assets:
Customer relationship	$20,630	$(2,004)	$18,626	9
Trade name	7,438	(703)	6,735	7
Developed technology	3,916	(594)	3,322	4
Contributor content	3,569	(326)	3,243	9
Patents	193	(35)	158	17
Domain name	97	(22)	75	14
Total	$35,843	$(3,684)	$32,159

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)

Amortizing intangible assets:
Customer relationship	$3,400	$(921)	$2,479	6
Trade name	900	(230)	670	9
Developed technology	600	(68)	532	7
Contributor content	450	(159)	291	15
Patents	193	(30)	163	17
Domain name	97	(19)	78	14
Total (1)	$5,640	$(1,427)	$4,213

(1) During the year ended December 31, 2014, the Company acquired the non-exclusive licensing rights to distribute certain digital content in perpetuity in the amount of $721. The Company had not yet placed the digital content into service as of December 31, 2014 and therefore the amount is excluded from the corresponding table.

Amortization expense was $1,263 and $167 for the three months ended June 30, 2015 and 2014, respectively, and $2,206 and $218 for the six months ended June 30, 2015 and 2014, respectively. The Company also determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $2,559 for the remaining six months of 2015, $5,067 in 2016, $5,067 in 2017, $4,032 in 2018, $3,879 in 2019 and $11,555 thereafter.

(5) Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2015	December 31, 2014
Computer equipment and software	$28,848	$24,179
Furniture and fixtures	2,761	2,336
Leasehold improvements	14,420	13,954
Property and equipment	46,029	40,469
Less accumulated depreciation	(17,065)	(13,725)
Property and equipment, net	$28,964	$26,744

Depreciation expense amounted to $2,235 and $1,914 for the three months ended June 30, 2015 and 2014, respectively, and $4,288 and $3,414 for the six months ended June 30, 2015 and 2014, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.

(6) Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014
Royalty tax withholdings	$6,506	$5,987
Compensation	6,346	8,312
Non-income taxes	5,627	4,670
Payroll tax withholdings	3,011	478
Professional fees	1,042	1,708
Marketing expenses	307	794
Other expenses	3,462	3,124
Total accrued expenses	$26,301	$25,073

(7) Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2015 and 2014 are 44.5% and 42.1%, respectively. The Company’s effective tax rates for the six months ended June 30, 2015 and 2014 are 43.9% and 44.2%, respectively. The Company incurred discrete tax expenses primarily relating to a change in its state apportionment percentage during the three and six months ended June 30, 2015. The net effect of all the Company’s discrete tax expenses increased the effective tax rate by 1.4% and 2.2% for the three and six months ended June 30, 2015, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rates and the application of discrete items, if any, in the applicable period. The effective tax rate differs from the statutory tax rate due primarily to non-deductible expenses related to non-cash equity-based compensation, and meals and entertainment.

During the three and six months ended June 30, 2015 and 2014, the Company recorded unrecognized tax benefits in the amount of $0 and $11 for uncertain tax positions taken in prior years. During the three and six months ended June 30, 2014, the Company did not record additional unrecognized tax benefits. To the extent these unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company accrued interest and penalties in the amount of $27 and $25 related to unrecognized tax benefits for the three months ended June 30, 2015 and 2014, respectively, and during the six months ended June 30, 2015 and 2014, the Company accrued interest and penalties in the amount of $64 and $47, respectively, related to unrecognized tax benefits.

It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of June 30, 2015, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is insignificant and the unrecognized deferred tax liability is not material.

(8) Commitments and Contingencies

The Company leases facilities under agreements accounted for as operating leases. Rental expense, inclusive of operating leases, for the three months ended June 30, 2015 and 2014 was $1,187 and $976, respectively, and for the six months ended June 30, 2015 and 2014 was $2,325 and $2,167, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.

On March 21, 2013, the Company entered into an operating lease agreement to lease its new office facility in New York, New York. In connection with the lease agreement, the Company entered into a letter of credit in the amount of $1,829 as a security deposit for the leased facilities. The letter of credit was collateralized by $1,829 of cash as of June 30, 2015 and December 31, 2014, and as such, is considered to be restricted cash and is included in other assets in the consolidated balance sheet. The lease term is eleven years from the commencement date and aggregate future minimum lease payments are approximately $35,900.

Capital Expenditures

As of June 30, 2015, the Company had no significant purchase commitments related to capital expenditures. As of December 31, 2014, the Company had committed to purchase approximately $1,400 of data server equipment related to expansion of the existing business.

Unconditional Purchase Obligations

As of June 30, 2015 and December 31, 2014, the Company had unconditional purchase obligations in the amount of approximately $8,500 and $9,400, respectively, which consisted primarily of contracts related to infrastructure services.

As of June 30, 2015, the Company’s unconditional purchase obligations for the remainder of 2015 and for the years ending December 31, 2016, 2017 and 2018 were approximately $3,200, $3,900, $1,300 and $100, respectively. As of December 31, 2014, the Company’s unconditional purchase obligations for the years ending December 31, 2015, 2016 and 2017 were approximately $5,800, $3,200 and $400, respectively.

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

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including losses arising out of the breach of Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The maximum aggregate obligation and liability for all claims related to a single downloaded image or video clip ranges from $10 to unlimited indemnification. As of June 30, 2015 and December 31, 2014, the Company had recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

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

The Company recorded employer matching contributions of $353 and $237 for the three months ended June 30, 2015 and 2014, respectively, and $677 and $445 for the six months ended June 30, 2015 and 2014, respectively.

(10) Equity-Based Compensation

Stock Option Awards

The following table presents a summary of the Company’s stock option awards activity for the six months ended June 30, 2015:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2014	1,771,440	$41.61
Options granted	1,250	17.00
Options exercised	(236,033)	19.94
Options cancelled or forfeited	(87,164)	45.80
Options outstanding at June 30, 2015	1,449,493	$44.99
Vested and exercisable at June 30, 2015	558,773	$25.06

The intrinsic value of the total stock options outstanding at June 30, 2015 and at December 31, 2014 was approximately $19,800 and $48,700, respectively. The intrinsic value of the total stock options exercisable at June 30, 2015 and at December 31, 2014 was approximately $18,800 and $29,800, respectively. The intrinsic value of the total stock options vested and expected to vest as of June 30, 2015 and at December 31, 2014 was approximately $19,500 and $50,600, respectively.

The following weighted average assumptions were used in the fair value calculation of stock options granted during the three and six months ended June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	—	10	2	6.3
Volatility	—%	49%	48%	49%
Risk-free interest rate	—%	2.8%	0.7%	2.1-2.8%
Dividend yield	—%	—%	—%	—%

The Company recognized non-cash equity-based compensation expense of $1,777 and $2,043, net of forfeitures, in connection with the vesting of stock options during the three months ended June 30, 2015 and 2014, respectively. The Company recognized non-cash equity-based compensation expense of $3,823 and $3,729, net of forfeitures, in connection with the vesting of stock options during the six months ended June 30, 2015 and 2014. As of June 30, 2015, the total unrecognized compensation charge related to 2012 Plan non-vested options was approximately $23,500, which was expected to be recognized through fiscal year 2020.

Restricted Stock Units and Restricted Stock Awards

The following table presents a summary of the Company’s RSUs activity for the six months ended June 30, 2015:

	Plan Options	Weighted Average Fair Value
Non-vested balance at December 31, 2014	652,897	$81.45
Units granted	669,814	58.88
Units vested	(158,467)	79.37
Units cancelled or forfeited	(156,668)	80.25
Non-vested balance at June 30, 2015	1,007,576	$66.96

The Company recognized non-cash stock-based compensation expense of $5,484 and $3,381, net of estimated forfeitures, in connection with the vesting of RSUs during the three months ended June 30, 2015 and 2014, respectively. The Company recognized non-cash stock-based compensation expense of $10,520 and $4,282, net of estimated forfeitures, in connection with the vesting of RSUs during the six months ended June 30, 2015 and 2014, respectively.

In connection with the Reorganization, membership interests in the LLC were exchanged for restricted and unrestricted shares of the Company’s stock. The Amended and Restated Restricted Stock Agreement entered into by the Company with an executive governs the terms of the restricted stock inclusive of service vesting terms. As the restricted shares vest, the award’s restrictions will be removed. The Company recognized non-cash equity-based compensation expense of $259 and $518, in connection with the normal vesting of restricted stock during the three and six months ended June 30, 2014, respectively. There was no expense during the three and six months ended June 30, 2015. The restricted stock charge is included in general and administrative expense.

In connection with the WebDAM acquisition, in order to retain the services of certain former WebDAM employees, the Company granted RSUs that vest over two years from the date of acquisition. As these equity awards are subject to post-acquisition employment, the Company accounts for them as compensation expense. A portion of these equity awards are accounted for as liability-classified awards because the obligations are based on fixed monetary amounts that are known at the inception of the obligation to be settled with a variable number of shares of the Company’s common stock when the equity awards vest. The Company recognized non-cash stock-based compensation expense of $98 and $414, in connection with the vesting of these obligations during the three months ended June 30, 2015 and 2014, respectively. The Company recognized non-cash stock-based compensation expense of $325 and $491, in connection with the vesting of these obligations during the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the total unrecognized non-cash equity-based compensation charge related to the 2012 Plan non-vested restricted stock and RSUs was approximately $59,000, which is expected to be recognized through fiscal year 2020.

Employee Stock Purchase Plan

On October 10, 2012, the Company’s 2012 ESPP became effective. The Company recognized non-cash stock-based compensation expense of $221 and $159, net of estimated forfeitures, for the three months ended June 30, 2015 and 2014, respectively. The Company recognized non-cash stock-based compensation expense of $420 and $373, net of estimated forfeitures, for the six months ended June 30, 2015 and 2014. As of June 30, 2015, 153,133 shares of the Company’s common stock had been issued under the 2012 ESPP.

The following table summarizes non-cash equity-based compensation expense included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$466	$368	$948	$617
Sales and marketing	1,428	968	2,746	1,870
Product development	1,751	1,775	4,120	2,724
General and administrative	3,935	3,145	7,274	4,182
Total	$7,580	$6,256	$15,088	$9,393

(11) Other (Expense) Income, Net

The following table presents a summary of the Company’s other (expense) income, net activity included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency gain (loss)	$313	$19	$(1,761)	$44
Change in fair value of contingent consideration	(385)	(40)	(900)	(40)
Interest income	15	21	42	42
Total (expense) income	$(57)	$—	$(2,619)	$46

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

Our global online marketplace brings together users of commercial digital imagery and music with content creators from around the world. More than 1.3 million active, paying users contributed to our revenue through June 30, 2015. We have historically benefitted from a high degree of revenue retention from both subscription-based and usage-based customers. For example, in 2014, 2013 and 2012, we experienced year-to-year revenue retention of 100%, 99%, and 100%, respectively. This means that customers that contributed to revenue in 2013 contributed, in the aggregate, 100% as much revenue in 2014 as they did in 2013. More than 75,000 approved contributors make their images available in our collection, which had grown to more than 55 million images and more than 2 million video clips as of June 30, 2015. This makes our collection one of the largest of its kind and, during the year ended December 31, 2014, we delivered more than 125 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

On January 19, 2015, we acquired all of the shares of Rex Features (Holdings) Limited, or Rex Features, pursuant to a stock purchase agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business has been included in our results of operations from the acquisition date. Rex Features is a photographic press agency in Europe which offers media companies and advertisers images and videos, including a live feed of edited celebrity, entertainment, sports and news images and videos, along with access to a multi-decade archive of iconic images.  With Rex Features’ editorial expertise and position in the market place, we believe that this acquisition will strengthen our strategic position and bring a comprehensive offering to market across both editorial and commercial content.

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

In June 2015, we announced an alliance with Penske Media Corporation to create and license entertainment and fashion images and videos to media, publishing and creative companies.

On August 1, 2015, Timothy E. Bixby notified us of his intention to resign as our Chief Financial Officer and Treasurer so that he can pursue other opportunities.  The effective date of his resignation has not yet been determined but is not expected to be later than September 30, 2015.  Mr. Bixby has agreed to make himself available to us after the effective date of his resignation in order to assist us and his successor with this transition.

On August 3, 2015, Steven Berns notified us of his intention to resign as a member of our Board of Directors and all committees of our Board of Directors on which he served, effective immediately.  On August 5, 2015, we entered into an employment agreement to hire and retain Steven Berns as our Chief Financial Officer and Treasurer.  Pursuant to the terms of his employment agreement, Mr. Berns’ employment with us will begin no later than September 30, 2015, and he will be employed on an at-will basis.

As an online marketplace, we generate revenue by licensing images, video clips and music tracks to end users and paying royalties to contributors for each download of their content. Currently, more than 35% of our revenue and the vast majority of downloads come from subscription-based users. These customers can download and use a large number of images in their creative process without concern for the incremental cost of each image download.

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

An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, we increased our investment in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery and music is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images, videos and music that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area for the foreseeable future. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 55 million images as of June 30, 2015, making it one of the largest libraries of its kind.

Key Operating Metrics

In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except revenue per download)		(in millions, except revenue per download)
Paid downloads (during the period)	35.9	31.5	69.3	61.2
Revenue per download (during the period)	$2.85	$2.52	$2.86	$2.49
Images in collection (end of period)	57.2	38.8	57.2	38.8

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

Key Components of Our Results of Operations

Revenue

The vast majority of our revenue is generated by licensing commercial digital imagery and music. The significant majority of our licensing revenue is generated via either subscription or On Demand purchase options. We generate subscription revenue through the sale of subscriptions varying in length from 30 days to one year and varying in download quantity with daily and monthly limits. Subscription revenue with daily limits is recognized on a straight-line basis over the subscription period while subscription revenue with monthly limits is recognized on a per usage basis or when the right to download images expires. We generate On Demand revenue through the sale of fixed packages of downloads varying in quantity from one image to 60 images, one video clip to 25 video clips or single music tracks. We also generate On Demand revenue through our Bigstock offering via the sale of credits plans, which enable a customer to purchase a fixed number of credits which can then be utilized to download images anytime within one year. We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images are downloaded or when the right to download images expires (typically 365 days after purchase).

We provide a number of other purchase options, which together represented approximately 20% and 14% of our revenue in 2014 and 2013, respectively. These purchase options include custom accounts for customers that need multi-seat access, invoicing, greater or unlimited indemnification, or a higher volume of images. We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as images, video clips or music tracks are downloaded or when the right to download expires (typically 365 days after purchase). Some of our larger custom accounts are invoiced at or after the time of sale and pay us on credit terms. Some custom accounts pay in quarterly installments over the course of an annual commitment. WebDAM licenses digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. The product offerings typically have a license contract of one year.

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

General and Administrative.     General and administrative expenses include employee compensation, including non-cash equity-based compensation, bonuses and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology, business intelligence and other administrative personnel. In addition, general and administrative expenses include outside legal and accounting services, insurance, facilities costs and other supporting overhead costs. We expect to incur incremental general and administrative expenses to support our growth and to support our operation as a public company.

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

Income Taxes.     Prior to October 5, 2012, we filed our income tax return as a “pass through” New York limited liability company, or LLC, for federal and state income tax purposes and were subject to taxation on allocable portions of our net income and other taxes based on various methodologies employed by taxing authorities in certain localities. As an LLC we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, were subject to income tax on their allocated share of our earnings. On October 5, 2012, we reorganized from an LLC to a Delaware corporation. Consequently, our corporate income tax rate increased significantly upon our becoming subject to federal, state and additional city income taxes.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including estimates related to allowance for doubtful accounts, chargeback and sales refund reserve, goodwill, intangibles, contingent consideration, equity-based compensation, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the year ended December 31, 2014 that we filed with the SEC on February 27, 2015, or the 2014 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2014 Form 10-K.

Results of Operations

The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Consolidated Statements of Operations:
Revenue	$104,365	$80,238	$201,887	$153,016
Operating expenses:
Cost of revenue	42,545	32,047	82,070	61,159
Sales and marketing	27,429	20,492	52,534	39,768
Product development	10,189	9,275	20,873	17,052
General and administrative	14,536	10,013	28,508	17,552
Total operating expenses	94,699	71,827	183,985	135,531
Income from operations	9,666	8,411	17,902	17,485
Other (expense) income, net	(57)	—	(2,619)	46
Income before income taxes	9,609	8,411	15,283	17,531
Provision for income taxes	4,272	3,550	6,703	7,753
Net income	$5,337	$4,861	$8,580	$9,778

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	41	40	41	40
Sales and marketing	26	26	26	26
Product development	10	12	10	11
General and administrative	14	12	14	11
Total operating expenses	91	90	91	88
Income from operations	9	10	9	12
Other (expense) income, net	0	0	(1)	0
Income before income taxes	9	10	8	12
Provision for income taxes	4	4	3	5
Net income	5%	6%	5%	7%

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$104,365	$80,238	$24,127	30%
Operating expenses:
Cost of revenue	42,545	32,047	10,498	33
Sales and marketing	27,429	20,492	6,937	34
Product development	10,189	9,275	914	10
General and administrative	14,536	10,013	4,523	45
Total operating expenses	94,699	71,827	22,872	32
Income from operations	9,666	8,411	1,255	15
Other (expense) income, net	(57)	—	(57)	(100)
Income before income taxes	9,609	8,411	1,198	14
Provision for income taxes	4,272	3,550	722	20
Net income	$5,337	$4,861	$476	10%

Revenue

Revenue increased by $24.1 million, or 30%, to $104.4 million in the three months ended June 30, 2015 compared to the same period in 2014. This increase in revenue was primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the three months ended June 30, 2015 and 2014, we delivered 35.9 million and 31.5 million paid downloads, respectively, and our average revenue per download during these periods increased to $2.85 from $2.52. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings and our enterprise business which captures a higher effective price per content download and, to a lesser extent, to revenue from our 2015 acquisitions. In the three months ended June 30, 2015 compared to the same period in 2014, revenue from North America increased to 39% from 36% while revenue from Europe decreased to 33% from 36% and revenue from the rest of the world decreased to 27% from 28%.

Cost and Expenses

Cost of Revenue.   Cost of revenue increased by $10.5 million, or 33%, to $42.5 million in the three months ended June 30, 2015 compared to the same period in 2014. Royalties increased $7.9 million, or 35%, driven by an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2015 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and to a lesser extent due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $0.3 million, or 12%, to $3.0 million as a result of increased credit card volume in the three months ended June 30, 2015. Employee-related expenses increased $1.1 million, or 41%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure, and to a lesser extent an increase in headcount as a result of the 2015 acquisitions. Other costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $1.1 million, or 37%, to $4.0 million in the three months ended June 30, 2015 compared to the same period in 2014.

Sales and Marketing.   Sales and marketing expenses increased by $6.9 million, or 34%, to $27.4 million in the three months ended June 30, 2015 compared to the same period in 2014. Advertising expenses, the largest component of our sales and marketing expenses, increased by $2.9 million, or 25%, compared to the same period in 2014 as a result of increased spending on affiliate and search advertising and new channels. We anticipate that our global advertising spend will continue to increase in absolute dollars for the foreseeable future, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $3.2 million, or 42%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales.

Product Development.   Product development expenses increased by $1.0 million, or 10%, to $10.2 million in the three months ended June 30, 2015 compared to the same period in 2014. Employee-related expenses increased by $0.8 million, or 11%, driven by an increase in headcount in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, as well as ongoing efforts to improve our search capabilities. The increase in employee-related expenses was partially offset by a decrease in consulting-related expenses of $0.1 million, or 21%, primarily due to reduced costs associated with outsourced quality assurance services. We anticipate product development expenses to increase in absolute dollars for the foreseeable future, as we continue to invest in developing new products.

General and Administrative.   General and administrative expenses increased by $4.5 million, or 45%, to $14.5 million in the three months ended June 30, 2015 compared to the same period in 2014. Employee-related expenses, excluding non-cash equity based compensation, increased by $1.4 million, or 50%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our business and the infrastructure necessary to operate as a public company. Non-cash equity-based compensation increased by $0.8 million to $3.9 million primarily due to equity awards granted as a result of our 2015 acquisitions and to equity awards to both new and existing employees. Professional fees and allocated depreciation and amortization expense increased by $1.4 million primarily due to increased outside and transactional services.

Other (Expense) Income, Net.  Other (expense) income, net was flat in the three months ended June 30, 2015 compared to the same period in 2014. Other (expense) income, net includes foreign currency expenses and, to a lesser extent, changes in the fair value of the contingent consideration related to the WebDAM and PremiumBeat acquisitions. We expect foreign currency transaction gains and losses to fluctuate as we continue to expand our international operations.

Income Taxes.   Income tax expense increased by $0.7 million, or 20%, to $4.3 million in the three months ended June 30, 2015 compared to the same period in 2014. Our effective tax rate for the three months ended June 30, 2015 and 2014 was 44.5% and 42.2%, respectively. During the three months ended June 30, 2015, we incurred net discrete tax expenses related primarily to a change in our state apportionment percentage. The net effect of all of our discrete tax expenses increased our effective tax rate by 1.4%. Excluding these discrete expenses, the effective rate would have been 43.1% for the three months ended June 30, 2015. During the three months ended June 30, 2014, we incurred a discrete tax expense related primarily to interest on uncertain tax positions, increasing our effective tax rate by 0.3%. Excluding this discrete item, the effective rate would have been 41.9% during the three months ended June 30, 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$201,887	$153,016	$48,871	32%
Operating expenses:
Cost of revenue	82,070	61,159	20,911	34
Sales and marketing	52,534	39,768	12,766	32
Product development	20,873	17,052	3,821	22
General and administrative	28,508	17,552	10,956	62
Total operating expenses	183,985	135,531	48,454	36
Income from operations	17,902	17,485	417	2
Other income (expense), net	(2,619)	46	(2,665)	*
Income before income taxes	15,283	17,531	(2,248)	(13)
Provision for income taxes	6,703	7,753	(1,050)	(14)
Net income	$8,580	$9,778	$(1,198)	(12)%

*                                         Not meaningful

Revenue

Revenue increased by $48.9 million, or 32%, to $201.9 million in the six months ended June 30, 2015 compared to the same period in 2014. This increase in revenue was primarily attributable to growth in the number of paid downloads and an increase in revenue per download. In the six months ended June 30, 2015 and 2014, we delivered 69.3 million and 61.2 million paid downloads, respectively, and our average revenue per download during these periods increased to $2.86 from $2.49. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings and our enterprise business which captures a higher effective price per content download and, to a lesser extent, to revenue from our 2015 acquisitions. In the six months ended June 30, 2015 compared to the same period in 2014, revenue from North America increased to 39% from 37% while revenue from Europe decreased to 34% from 36% and revenue from the rest of the world remained flat at 27%.

Cost and Expenses

Cost of Revenue.   Cost of revenue increased by $20.9 million, or 34%, to $82.1 million in the six months ended June 30, 2015 compared to the same period in 2014. Royalties increased $15.2 million, or 35%, driven by an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2015 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and to a lesser extent due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $0.5 million, or 10%, to $5.9 million as a result of increased credit card volume in the six months ended June 30, 2015. Employee-related expenses increased by $2.7 million, or 54%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure, and to a lesser extent an increase in headcount as a result of our 2015 acquisitions. Other costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $2.4 million, or 44%, to $7.8 million in the six months ended June 30, 2015 compared to the same period in 2014.

Sales and Marketing.   Sales and marketing expenses increased by $12.8 million, or 32%, to $52.5 million in the six months ended June 30, 2015 compared to the same period in 2014. Advertising expenses, the largest component of our sales and marketing expenses, increased by $4.6 million, or 21%, compared to the same period in 2014 as a result of increased spending on affiliate and search advertising and new channels. We anticipate that our global advertising spend will continue to increase in absolute dollars for the foreseeable future, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $6.6 million, or 47%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales.

Product Development.   Product development expenses increased by $3.8 million, or 22%, to $20.9 million in the six months ended June 30, 2015 compared to the same period in 2014. Employee-related expenses increased by $4.1 million, or 33%, driven by an increase in headcount in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, as well as ongoing efforts to improve our search capabilities. The increase in employee-related expenses was partially offset by a decrease in consulting-related expenses of $0.4 million, or 29%, primarily due to reduced costs associated with outsourced quality assurance services. We anticipate product development expenses to increase in absolute dollars for the foreseeable future, as we continue to invest in developing new products.

General and Administrative.   General and administrative expenses increased by $11.0 million, or 62%, to $28.6 million in the six months ended June 30, 2015 compared to the same period in 2014. Employee-related expenses, excluding non-cash equity based compensation, increased by $3.7 million, or 77%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our business and the infrastructure necessary to operate as a public company. Non-cash equity-based compensation increased by $3.1 million to $7.3 million primarily due to equity awards granted as a result of our 2015 acquisitions and to equity awards to both new and existing employees. Professional fees and allocated depreciation and amortization expense increased by $2.6 million primarily due to increased outside and transactional services.

Other (Expense) Income, Net.  Other (expense) income, net increased by $2.7 million to $2.6 million primarily due to foreign currency expenses and to a lesser extent, to changes in the fair value of the contingent consideration related to the WebDAM and PremiumBeat acquisitions in the six months ended June 30, 2015 as compared to the same period in 2014. We expect foreign currency transaction gains and losses to fluctuate as we continue to expand our international operations.

Income Taxes.   Income tax expense decreased by $1.1 million, or 14%, to $6.7 million in the six months ended June 30, 2015 compared to the same period in 2014. Our effective tax rate for the six months ended June 30, 2015 and 2014 was 43.9% and 44.2%, respectively. During the six months ended June 30, 2015, we incurred net discrete tax expenses related primarily to a change in our state apportionment percentage. The net effect of all of our discrete tax expenses increased our effective tax rate by 2.2%. Excluding these discrete expenses, the effective rate would have been 41.7% for the six months ended June 30, 2015. During the six months ended June 30, 2014, we incurred a discrete tax expense related primarily to a change in state tax rates and our state apportionment percentage, increasing our effective tax rate by 3.4%. Excluding this discrete item, the effective rate would have been 40.8% during the six months ended June 30, 2014.

Quarterly Trends

Our operating results may fluctuate from quarter to quarter as a result of a variety of factors, including the effects of some seasonal trends in customer behavior. For example, we expect usage to decrease during the fourth quarter of each calendar year due to the year-end holiday vacation season, and to increase in the first quarter of each calendar year as many customers return to work. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our growth trajectory may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues tend to be smoother and less volatile than if we had no subscription-based customers.

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

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $211.5 million, which consisted primarily of money market mutual funds and checking accounts balances. Additionally, we held short-term investments in the amount of $54.9 million all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flow generated from operations. Historically, our principal uses of cash have been funding our operations, capital expenditures, business acquisitions, and, prior to October 5, 2012, distributions to members of Shutterstock Images LLC.

We plan to finance our operations and capital expenses largely through cash flows generated from our operations. Our results of operations are sensitive to many factors, and included among them is the level of competition we face. Increased competition could adversely affect our liquidity and capital resources by reducing both our revenues and our net income, as a result of reduced sales, reduced prices and increased promotional activities, among other factors, as well as by requiring us to spend more money on advertising and marketing in an effort to maintain or increase market share in the face of such competition. In addition, the advertising and marketing expenses incurred to maintain market share and support future revenues will be funded from current capital resources or from borrowings or equity financings. As a result, our ability to grow our business relying largely on funds from our operations is sensitive to competitive pressures and other risks relating to our liquidity or capital resources.

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

Sources and Uses of Funds

We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. We anticipate capital expenditures of approximately $11 million for the remainder of 2015. See Note 8 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding capital expenditures for the three and six months ended June 30, 2015 and 2014.

Cash Flows

Operating Activities

Our primary source of cash from operating activities is cash collections from our customers. The majority of our revenue is generated from credit card transactions and is typically settled within one to five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to contributors and vendors and employee-related expenditures.

In the six months ended June 30, 2015, net cash provided by operating activities was $40.1 million including net income of $8.6 million and non-cash equity-based compensation of $15.1 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $13.5 million, primarily related to an increase in purchases for both subscription and On Demand products. Accounts payable and other operating liabilities increased by $1.8 million as trade payables grew in volume and payroll costs increased due to headcount expansion. Contributor royalties payable increased by $2.3 million due to increased royalty expenses as the result of increased customer download activity.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2015 was $70.0 million consisting of cash paid for our 2015 acquisitions in the amount of approximately $62.4 million and capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements and website development costs in the amount of $6.1 million. We also paid $1.5 million to acquire the non-exclusive licensing rights to distribute certain digital content in perpetuity.

Financing Activities

Cash provided by financing activities in six months ended June 30, 2015 was $8.4 million consisting primarily of proceeds in the amount of $6.7 million from the issuance of common stock in connection with the exercise of stock options and purchase of common stock pursuant to our 2012 Employee Stock Purchase Plan.

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

On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City. The aggregate future minimum lease payments are approximately $35.9 million. We also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facility. The letter of credit is collateralized by $1.8 million of cash as of June 30, 2015, and as such, is reported as restricted cash on the consolidated balance sheet as of June 30, 2015.

As of June 30, 2015, our unconditional purchase obligations for the remainder of 2015 and for the years ending December 31, 2015, 2016, 2017 and 2018 were approximately $3.2 million, $3.9 million, $1.3 million and $0.1 million, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

We did not have any borrowings as of June 30, 2015.

Foreign Currency Exchange Risk

Revenue derived from customers residing outside North America as a percentage of total revenue was 61% and 64% for the three months ended June 30, 2015 and 2014, respectively, and 61% and 63% for the six months ended June 30, 2015 and 2014, respectively. Our sales to international customers are denominated in multiple currencies, including the U.S. Dollar, the Euro, the British Pound, the Australian Dollar and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was 34% and 33% for the three and six months ended June 30, 2015, respectively, and 33% and 34% for the three and six months ended June 30, 2014, respectively. We have foreign currency exchange risks related to non-U.S. Dollar denominated revenue. All amounts earned by and paid to our foreign contributors are denominated in the U.S. Dollar and therefore do not create foreign currency exchange risk. However, changes in exchange rates will affect our revenue and certain operating expenses, primarily employee-related expenses for our non-U.S. employees. Based on our foreign currency denominated revenue for the three and six months ended June 30, 2015, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenue would result in an approximately 3% impact on our revenue.

Because the majority of our revenue and expenses have historically been denominated in the U.S. Dollar, we had not previously experienced material fluctuations in our net income as a result of foreign currency transaction gains or losses. During the three months ended June 30, 2015, our foreign currency transaction gain was $0.3 million, as a result of maintaining lower foreign currency holdings as compared to previous quarters. During the six months ended June 30, 2015, our foreign currency transaction expense was $1.8 million, as foreign currency holdings were higher than in previous quarters and the U.S. Dollar was stronger versus foreign currencies, specifically the Euro. During the three and six months ended June 30, 2014, our foreign currency transaction gains and losses were immaterial. We may experience fluctuations in future quarters as a result of currency exchange gains and losses. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Item 4                                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

Although we are not currently a party to any material active litigation, from time to time, third parties assert claims against us regarding intellectual property rights, privacy issues and other matters arising in the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.                                                Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended June 30, 2015, there were no material changes to the risk factors described in our 2014 Form 10-K.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

We effected the IPO of our common stock through a Registration Statement on Form S-1 (File No. 333-181376) that was declared effective by the Securities and Exchange Commission on October 10, 2012. As of June 30, 2015, we had used all of the net proceeds from the IPO for general corporate purposes, including working capital and capital expenditures, funding acquisitions and repayment of debt. There was no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on October 11, 2012.

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

SHUTTERSTOCK, INC.

Dated: August 7, 2015	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2015	By:	/s/ Timothy E. Bixby
Timothy E. Bixby
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit
Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*                                         Submitted electronically.