Form 10-Q
period 2015-09-30
Shutterstock, Inc.
filed 2015-11-06
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-35669
 ___________________________________________________________
SHUTTERSTOCK, INC.
(Exact name of registrant as specified in its charter)
 ___________________________________________________________

Delaware	80-0812659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Shutterstock, Inc.
350 Fifth Avenue, 21st Floor
New York, NY 10118
(Address of principal executive offices, including zip code)

(646) 419-4452
(Registrant’s telephone number, including area code)
 ___________________________________________________________

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 4, 2015
Common Stock, $0.01 par value per share	36,082,717

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$229,607	$233,453
Short-term investments	52,491	54,844
Credit card receivables	3,941	2,451
Accounts receivable, net	25,631	15,251
Prepaid expenses and other current assets	12,355	12,141
Deferred tax assets, net	6,213	5,390
Total current assets	330,238	323,530
Property and equipment, net	29,877	26,744
Intangible assets, net	30,818	4,934
Goodwill	52,170	10,186
Deferred tax assets, net	19,991	16,484
Other assets	1,913	1,899
Total assets	$465,007	$383,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,045	$5,334
Accrued expenses	27,962	24,982
Contributor royalties payable	17,614	11,933
Income taxes payable	993	91
Deferred revenue	94,314	75,789
Other liabilities	4,920	2,198
Total current liabilities	154,848	120,327
Deferred tax liability, net	4,025	—
Other non-current liabilities	13,234	12,017
Total liabilities	172,107	132,344
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 36,076 and 35,603 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	360	356
Additional paid-in capital	206,811	174,821
Accumulated comprehensive loss	(3,839)	(629)
Retained earnings	89,568	76,885
Total stockholders’ equity	292,900	251,433
Total liabilities and stockholders’ equity	$465,007	$383,777

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$107,260	$83,730	$309,147	$236,745
Operating expenses:
Cost of revenue	44,512	33,260	126,582	94,419
Sales and marketing	27,393	21,122	79,927	60,890
Product development	10,827	9,870	31,700	26,922
General and administrative	16,441	10,265	44,949	27,816
Total operating expenses	99,173	74,517	283,158	210,047
Income from operations	8,087	9,213	25,989	26,698
Other expense, net	(767)	(373)	(3,386)	(327)
Income before income taxes	7,320	8,840	22,603	26,371
Provision for income taxes	3,217	3,562	9,920	11,315
Net income	$4,103	$5,278	$12,683	$15,056
Less:
Undistributed earnings to participating stockholder	—	9	2	30
Net income available to common stockholders	$4,103	$5,269	$12,681	$15,026
Net income per share available to common stockholders:
Basic	$0.11	$0.15	$0.35	$0.43
Diluted	$0.11	$0.15	$0.35	$0.42

Weighted average shares outstanding:
Basic	36,039,907	35,304,066	35,847,748	35,161,644
Diluted	36,270,044	35,931,454	36,269,067	35,883,202

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$4,103	$5,278	$12,683	$15,056
Foreign currency translation loss	(3,620)	(117)	(3,240)	(105)
Unrealized gain on investments	13	2	30	24
Other comprehensive loss	(3,607)	(115)	(3,210)	(81)
Comprehensive income	$496	$5,163	$9,473	$14,975

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,683	$15,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,363	5,757
Write-off of property and equipment	—	367
Deferred taxes	(4,587)	(4,181)
Non-cash equity-based compensation	22,771	15,728
Change in fair value of contingent consideration	1,440	110
Tax benefit from exercise/vesting of equity awards, net	(1,741)	(10,224)
Bad debt reserve	1,165	516
Chargeback and sales refund reserves	(215)	170
Changes in operating assets and liabilities:
Credit card receivables	(1,501)	(1,704)
Accounts receivable	(8,574)	(7,374)
Prepaid expenses and other current and non-current assets	1,521	15,574
Accounts payable and other current and non-current liabilities	3,680	7,978
Contributor royalties payable	2,589	3,059
Income taxes payable	1,365	—
Deferred revenue	18,490	18,667
Net cash provided by operating activities	$59,449	$59,499
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,873)	(16,334)
Purchase of investments	(203,469)	(214,506)
Sale and maturities of investments	205,851	219,239
Acquisition of business	(62,379)	(10,056)
Acquisition of digital content	(2,192)	(331)
Security deposit receipt	93	145
Net cash used in investing activities	$(71,969)	$(21,843)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	6,881	6,673
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,052	945
Tax benefit from exercise/vesting of equity awards, net	1,741	10,224
Net cash provided by financing activities	$9,674	$17,842
Effect of foreign exchange rate changes on cash	(1,000)	(93)
Net increase in cash and cash equivalents	(3,846)	55,405
Cash and cash equivalents, beginning of period	233,453	155,355
Cash and cash equivalents, end of period	$229,607	$210,760

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$11,737	$235
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital expenditures in accounts payable and other liabilities	$—	$4,436

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.

Notes to Unaudited Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies

Summary of Operations

Shutterstock, Inc. (the “Company” or “Shutterstock”) operates an industry-leading global marketplace for commercial digital content, including images, video and music. Commercial digital imagery consists of licensed photographs, illustrations and video clips that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content while commercial music consists of high-quality music tracks which are often used to complement the digital imagery. The Company licenses commercial digital imagery and music to its customers. Contributors upload their digital imagery and music tracks to the Company’s websites in exchange for a royalty payment based on customer download or usage activity. The Company is headquartered in New York City with offices in Amsterdam, Berlin, Chicago, Dallas, Denver, London, Los Angeles, Montreal, Paris, San Francisco and Silicon Valley.

Principles of Consolidation

The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of September 30, 2015, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2015 and its results of consolidated operations, comprehensive income and cash flows for the three and nine months ended September 30, 2015 and 2014. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015 or for any other future annual or interim period.

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

Rex Features is a photographic press agency in Europe that offers media companies and advertisers images and videos, including a live feed of edited celebrity, entertainment, sports and news images and videos, along with access to a multi-decade archive of iconic images.  With Rex Features’ editorial expertise and Shutterstock’s technical capabilities and position in the marketplace, the Company believes that this acquisition will strengthen its strategic position and bring a comprehensive offering to market across both editorial and commercial content.

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

The identifiable intangible assets have a weighted average life of approximately eight years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method. The fair values of the developed technology and photo library were both determined using the replacement cost method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $143 of professional fees in the nine months ended September 30, 2015. There were no professional fees related to the acquisition in the three months ended September 30, 2015. The professional fees are included in general and administrative expense.

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

The identifiable intangible assets have a weighted average life of approximately six years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method. The fair values of the music catalog and developed technology were both determined using the replacement cost method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $244 of professional fees in the nine months ended September 30, 2015. There were no professional fees related to the acquisition in the three months ended September 30, 2015. The professional fees are included in general and administrative expense.

Unaudited Pro Forma Consolidated Financial Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2015 and 2014, as if the Rex Features and PremiumBeat acquisitions completed during fiscal 2015 had closed on January 1, 2014, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$107,260	$89,971	$310,419	$254,690
Net income	$4,103	$5,041	$12,687	$15,197

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

The identifiable intangible assets have a weighted average life of approximately seven years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as excess earnings method. The fair values of the trade name and developed technology were both determined using the relief-from-royalty method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $300 of professional fees in the nine months ended September 30, 2014. There were no professional fees related to the transaction in the three months ended September 30, 2014. The professional fees are included in general and administrative expense.

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

Restricted Cash

The Company’s restricted cash relates to security deposits for leased office locations. As of December 31, 2014, the Company had $182 of restricted cash recorded in prepaid expenses and other current assets that related to a leased office location that was fully released as of September 30, 2015. As of September 30, 2015 and December 31, 2014, the Company had $1,829 of restricted cash recorded in other assets that related to a leased office location that expires in 2024. The carrying value of restricted cash approximates fair value.

Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of September 30, 2015, the Company recorded a deferred rent balance of $8,201, of which $704 is included in other liabilities and $7,497 is included in other non-current liabilities. As of December 31, 2014, the Company recorded deferred rent of $8,036, of which $693 was included in other liabilities and $7,343 was included in other non-current liabilities.

Revenue Recognition

The vast majority of the Company’s revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, both of which must contain or communicate the fixed and agreed upon pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download and in certain cases the usage of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since the majority of the Company’s customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2015 and December 31, 2014, the Company recorded a combined chargeback allowance and sales refund allowance of $680 and $660, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.

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

The Company also generates revenue related to WebDAM from licensing its hosted software services through its cloud-based platform and related implementation and professional services. The Company enters into multiple element revenue arrangements in which a customer purchases a combination of hosted software, implementation and optional value added professional services. The Company recognizes revenue for the hosted services monthly provided that there is persuasive evidence of an arrangement, the service has been delivered, the fees are fixed and determinable, and collection is reasonably assured. ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable in multiple-element arrangements, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. The hosted software services are recognized ratably over the contractual period as this service is on-going over the hosting period which is generally a one-year term. The Company recognizes any setup or implementation revenue ratably over the longer of the contractual term or the estimated customer relationship period which is currently three years. Revenue from any value-added professional services is recognized upon substantial completion.

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

The determination of the grant date fair value using an option-pricing model and simulation model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of the Company’s common ownership interest pre-initial public offering (“IPO”), the Company’s closing market price at the grant date post-IPO, the expected unit price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•
Fair Value of Common Membership Unit. Prior to completion of the IPO, the Company’s fair value of common ownership interest was estimated internally and approved by the Board of Managers (“BOM”) because the Company was not publicly traded. The Company’s intention upon granting VAR Plan awards was for the granted award to have an exercisable price per unit that was not less than the per unit fair value of the Company’s common equity on the date of grant. The valuations of the Company’s common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset. The assumptions used in the valuation model were based on future expectations combined with the Company’s judgment. In the absence of a public trading market, the Company exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, the Company’s history and introduction of new functionality and services, the Company’s stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for the common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. The Company also obtained independent third party valuations on a periodic basis. After October 11, 2012, the date the Company’s common stock began trading on the New York Stock Exchange (“NYSE”), the grant date fair value for stock-based awards is and has been based on the closing price of the Company’s common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards shall be the closing price of the Company’s common stock on the NYSE on the relevant date.

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

•
Dividend Yield. Prior to October 5, 2012, the date on which the Company reorganized from Shutterstock Images LLC, a New York limited liability company (the “LLC”), to Shutterstock, Inc., a Delaware corporation (the “Reorganization”), the Company had historically paid cash dividends or distributions to its members. Following the Reorganization, the Company has not paid cash distributions to its stockholders and it does not intend to do so for the foreseeable future. As a result, the Company used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with awards granted previously. The awards granted pursuant to the VAR Plan, the 2012 Plan, and the 2012 ESPP are subject to a time-based vesting requirement and certain awards granted under the 2012 Plan are also based on a market condition. The majority of stock option awards granted under the 2012 Plan vest over four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate. The VAR Plan awards had a condition that a change of control (as defined in the VAR Plan) must occur for a payment to trigger with respect to the VAR Plan awards. In connection with the Reorganization, all of the VAR Plan awards were exchanged for options to purchase shares of the Company's common stock. As a result of the completion of the IPO in October 2012, the Company began recording equity-based compensation expense using the accelerated attribution method, net of forfeitures, based on the grant date fair value of the VAR Plan awards that were exchanged for options to purchase shares of the Company's common stock as part of the Reorganization.

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

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company applies the two-class method for calculating and presenting income per share. Under the two-class method, net income is allocated between shares of common stock and other participating securities based on their contractual participating rights to share in the earnings as if all of the earnings for the period have been distributed. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, are excluded from weighted average number of common shares outstanding. Undistributed net income (loss) for a given period is apportioned to participating stockholders based on the weighted average number of shares for each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. Income available to common stockholders is computed by deducting from net income: (1) dividends paid to preferred stockholders, (2) accretion to redemption value on preferred members' shares and (3) income allocated to participating securities including unvested shares for the restricted award holders (as these unvested shares have participating rights).

Diluted net income per share is computed by dividing the net income available to common stockholders adjusted for any changes in income that would result from the assumed conversion of the potential common shares by the weighted average common shares outstanding and all potential common shares, if they are dilutive.

A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share available to common stockholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Basic	36,039,907	35,304,066	35,847,748	35,161,644
Stock options and employee stock purchase plan shares	230,137	552,282	337,018	627,845
Unvested restricted stock awards and RSUs	—	75,106	84,301	93,713
Diluted	36,270,044	35,931,454	36,269,067	35,883,202

Dilutive securities included in the calculation	681,292	2,136,637	1,538,384	2,161,146
Anti-dilutive securities excluded from the calculation	1,793,106	617,250	1,056,039	472,977

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

(2) Short Term Investments and Fair Value Measurements

Short term investments are summarized as follows:

	As of September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$52,493	$—	$(2)	$52,491
Total	$52,493	$—	$(2)	$52,491

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Commercial paper	$54,848	$—	$(4)	$54,844
Total	$54,848	$—	$(4)	$54,844

The following tables present the Company’s fair value hierarchy for its assets and liabilities:

	As of September 30, 2015
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$83,710	$83,710	$—	$—
Commercial paper	52,491	—	52,491	—
Total assets measured at fair value	$136,201	$83,710	$52,491	$—
Liabilities:
Acquisition related contingent consideration	$7,331	$—	$—	$7,331
Total liabilities measured at fair value	$7,331	$—	$—	$7,331

	As of December 31, 2014
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,244	$81,244	$—	$—
Commercial paper	54,844	—	54,844	—
Total assets measured at fair value	$136,088	$81,244	$54,844	$—
Liabilities:
Acquisition related contingent consideration	$2,560	$—	$—	$2,560
Total liabilities measured at fair value	$2,560	$—	$—	$2,560

The Company’s investments classified as level 2 are priced using quoted market prices for identical assets which are subject to infrequent transactions. Cash equivalents consist of balances in money market accounts which are classified as a level 1 measurement based on bank reporting. The Company reassesses the fair value of contingent consideration to be settled in cash related to the PremiumBeat and WebDAM acquisitions on a quarterly basis using the Black-Scholes and Monte Carlo simulation models, respectively. These contingencies are considered a level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving certain milestones and discount rates which are based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. As a result of a shorter discounting period, the Company recorded changes in the fair value of the contingent consideration in the amount of $540 and $1,440 during the three and nine months ended September 30, 2015, respectively, and recorded changes in the fair value of the contingent consideration in the amount of $70 and $110 during the three and nine months ended September 30, 2014, respectively. The Company records changes in the fair value of the contingent consideration in other (expense) income, net. As of September 30, 2015, the fair value of the contingent consideration increased to $7,331 based on its current fair value, of which $2,850 related to the WebDAM acquisition is included in other liabilities and $4,481 related to the PremiumBeat acquisition is included in other non-current liabilities.

Cash, accounts receivable, restricted cash, accounts payable, accrued expenses and deferred revenue carrying amounts approximate fair value because of the short-term nature of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

(3) Revenue By Geographic Area

The following table presents the Company’s revenue based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North America	$42,153	$32,119	$120,848	$87,896
Europe	35,453	28,240	104,499	83,452
Rest of the world	29,654	23,371	83,800	65,397
Total revenue	$107,260	$83,730	$309,147	$236,745

Included in North America is the United States which comprised 34% of total revenue for the three and nine months ended September 30, 2015 and 32% of total revenue for the three and nine months ended September 30, 2014. Included in Europe is the United Kingdom which comprised 11% of total revenue for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the United Kingdom revenue was less than 10% of total revenue. No other country accounts for more than 10% of the Company’s revenue in any period presented.

The Company’s long-lived tangible assets were located as follows:

	September 30,	December 31,
	2015	2014
North America	$29,473	$26,651
Europe	404	93
Total long-lived tangible assets	$29,877	$26,744

(4) Goodwill and Intangible Assets

The Company’s goodwill balance is attributable to its Bigstockphoto (“Bigstock”), Editorial (which includes goodwill related to Rex Features), Music (which includes goodwill related to PremiumBeat) and WebDAM reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. The following table summarizes the changes in the Company’s goodwill balance through September 30, 2015:

	Consolidated	Content Business	Other Category
Balance as of December 31, 2014	$10,186	$1,423	$8,763
Goodwill related to acquisitions	$44,767	44,767	—
Foreign currency translation adjustment	$(2,783)	(2,783)	—
Balance as of September 30, 2015	$52,170	$43,407	$8,763

Intangible assets consist of the following as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Contractual Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationship	$19,921	$(2,546)	$17,375	9
Trade name	7,261	(952)	6,309	7
Developed technology	3,806	(867)	2,939	4
Contributor content	4,403	(437)	3,966	9
Patents	193	(38)	155	17
Domain name	97	(23)	74	14
Total	$35,681	$(4,863)	$30,818

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Amortizing intangible assets:
Customer relationship	$3,400	$(921)	$2,479	6
Trade name	900	(230)	670	9
Developed technology	600	(68)	532	7
Contributor content	450	(159)	291	15
Patents	193	(30)	163	17
Domain name	97	(19)	78	14
Total (1)	$5,640	$(1,427)	$4,213
 ______________________________________
(1) During the year ended December 31, 2014, the Company acquired the non-exclusive licensing rights to distribute certain digital content in perpetuity in the amount of $721. The Company had not yet placed the digital content into service as of December 31, 2014 and therefore the amount is excluded from the corresponding table.

Amortization expense was $1,269 and $167 for the three months ended September 30, 2015 and 2014, respectively, and $3,475 and $385 for the nine months ended September 30, 2015 and 2014, respectively. The Company also determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $1,264 for the remaining three months of 2015, $5,056 in 2016, $5,056 in 2017, $4,055 in 2018, $3,722 in 2019 and $11,665 thereafter.

(5) Property and Equipment

Property and equipment is summarized as follows:

	September 30,	December 31,
	2015	2014
Computer equipment and software	$32,163	$24,179
Furniture and fixtures	2,851	2,336
Leasehold improvements	14,472	13,954
Property and equipment	49,486	40,469
Less accumulated depreciation	(19,609)	(13,725)
Property and equipment, net	$29,877	$26,744

Depreciation expense amounted to $2,600 and $1,958 for the three months ended September 30, 2015 and 2014, respectively, and $6,888 and $5,372 for the nine months ended September 30, 2015 and 2014, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.

(6) Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2015	2014
Compensation	$8,649	$8,312
Royalty tax withholdings	6,699	5,987
Non-income taxes	6,107	4,670
Payroll tax withholdings	611	478
Professional fees	916	1,708
Marketing expenses	460	794
Other expenses	4,520	3,033
Total accrued expenses	$27,962	$24,982

(7) Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2015 and 2014 are 39.2% and 40.3%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2015 and 2014 are 41.9% and 42.9%, respectively. The Company's effective tax rate excludes losses from jurisdictions for which no tax benefit can be recognized. For the three and nine months ended September 30, 2015, the inclusion of these losses would increase the effective tax rate by 4.8% and 2.0%, respectively. The Company incurred discrete tax items, the net effect of which decreased the effective tax rate by 1.4% and increased the effective tax rate by 0.6% for the three and nine months ended September 30, 2015, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rates and the application of discrete items, if any, in the applicable period. The effective tax rate differs from the statutory tax rate due primarily to non-deductible expenses related to non-cash equity-based compensation and meals and entertainment.

During the three and nine months ended September 30, 2015, the Company recorded unrecognized tax benefits in the amount of $0 and $11 for uncertain tax positions taken in prior years. During the three and nine months ended September 30, 2014, the Company did not record additional unrecognized tax benefits. During the three and nine months ended September 30, 2015, the Company recognized a tax benefit in the amount of $491 related to the release of the reserve for a prior year's uncertain tax position due to a lapse in the statute of limitations. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company accrued interest and penalties related to unrecognized tax benefits in the amount of $16 and $25 for the three months ended September 30, 2015 and 2014, respectively, and $70 and $72 for the nine months ended September 30, 2015 and 2014, respectively.

It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of September 30, 2015, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is insignificant and the unrecognized deferred tax liability is not material.

(8) Commitments and Contingencies

The Company leases facilities under agreements accounted for as operating leases. Rental expense, inclusive of operating leases, for the three months ended September 30, 2015 and 2014 was $1,229 and $999, respectively, and for the nine months ended September 30, 2015 and 2014 was $3,555 and $3,167, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.

On March 21, 2013, the Company entered into an operating lease agreement to lease its new office facility in New York, New York. In connection with the lease agreement, the Company entered into a letter of credit in the amount of $1,829 as a security deposit for the leased facilities. The letter of credit was collateralized by $1,829 of cash as of September 30, 2015 and December 31, 2014, and as such, is considered to be restricted cash and is included in other assets in the consolidated balance sheet. The lease term is eleven years from the commencement date and aggregate future minimum payments under the lease, as amended, are approximately $34,900.

Capital Expenditures

As of September 30, 2015, the Company had no significant purchase commitments related to capital expenditures. As of December 31, 2014, the Company had committed to purchase approximately $1,400 of data server equipment related to expansion of the existing business.

Other Obligations

As of September 30, 2015 and December 31, 2014, the Company had other obligations in the amount of approximately $26,000 and $9,400, respectively, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure services.

As of September 30, 2015, the Company’s other obligations for the remainder of 2015 and for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 were approximately $3,900, $7,800, $5,100, $2,700, $3,000 and $3,500 respectively.

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

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including losses which are directly attributable to a breach of Company’s warranties covering third party intellectual property, publicity and privacy rights. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The maximum aggregate obligation and liability for all claims related to a single downloaded image, video clip or music track ranges from the purchase price of such downloaded content to unlimited indemnification. As of September 30, 2015 and December 31, 2014, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

Employment Agreements

The Company has entered into employment agreements and indemnification agreements with certain executive officers and employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

(9) Employee Benefit Plans

The Company has a 401(k) defined contribution plan and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ base compensation per year. Matching contributions are fully vested and non-forfeitable at all times.

The Company recorded employer matching contributions of $372 and $264 for the three months ended September 30, 2015 and 2014, respectively, and $1,049 and $710 for the nine months ended September 30, 2015 and 2014, respectively.

(10) Shareholders' Equity and Equity-Based Compensation

The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options, restricted stock awards and RSUs granted under the 2012 Plan (and formerly under the VAR Plan) and sales of shares of common stock under the 2012 ESPP based on each award's fair value on the grant date.

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$496	$336	$1,444	$953
Sales and marketing	1,364	819	4,110	2,689
Product development	1,743	1,805	5,863	4,529
General and administrative	4,080	3,375	11,354	7,557
Total	$7,683	$6,335	$22,771	$15,728

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$2,663	$2,197	$6,486	$5,926
Restricted stock units	4,724	3,234	15,244	7,516
ESPP shares	169	225	589	598
Restricted stock units related to the acquisition of WebDAM	127	420	452	911
Restricted stock awards	—	259	—	777
Total	$7,683	$6,335	$22,771	$15,728

Stock Option Awards

The following table presents a summary of the Company’s stock option awards activity for the nine months ended September 30, 2015:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2014	1,771,440	$41.61
Options granted	1,250	17.00
Options exercised	(312,330)	18.87
Options cancelled or forfeited	(105,779)	43.14
Options outstanding at September 30, 2015	1,354,581	$46.71

Vested and exercisable at September 30, 2015	541,048	$26.77

The approximate intrinsic value of the total stock options outstanding at September 30, 2015 and at December 31, 2014 is as follows:

	September 30,	December 31,
	2015	2014
Total options outstanding	$7,400	$48,700
Total options exercisable	$5,500	$29,800
Total options vested and expected to vest	$7,400	$50,600

The following weighted average assumptions were used in the fair value calculation of stock options granted during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Expected term (in years)	2	6.3 - 10
Volatility	48%	49%
Risk-free interest rate	0.7%	2.1% - 2.8%
Dividend yield	—	—

As of September 30, 2015, the total unrecognized compensation charge related to 2012 Plan non-vested options was approximately $21,500, which was expected to be recognized through the fiscal year ending December 31, 2020.

Restricted Stock Units and Restricted Stock Awards

The following table presents a summary of the Company’s RSU activity for the nine months ended September 30, 2015:

	Plan Options	Weighted Average Fair Value
Non-vested balance at December 31, 2014	652,897	$81.45
Units granted	761,564	57.60
Units vested	(177,191)	78.96
Units cancelled or forfeited	(223,710)	78.02
Non-vested balance at September 30, 2015	1,013,560	$64.72

In connection with the Reorganization, membership interests in the LLC were exchanged for restricted and unrestricted shares of the Company’s common stock. The Amended and Restated Restricted Stock Agreement entered into by the Company with an executive governs the terms of the restricted stock inclusive of service vesting terms. As the restricted shares vest, the awards' restrictions will be removed. Charges related to restricted stock awards are included in general and administrative expense.

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

As of September 30, 2015, the total unrecognized non-cash equity-based compensation charge related to the 2012 Plan non-vested restricted stock and RSUs was approximately $53,400, which is expected to be recognized through fiscal year 2020.

Employee Stock Purchase Plan

As of September 30, 2015, 153,133 shares of the Company’s common stock have been issued under the 2012 ESPP.

Stock Repurchase Program

In October 2015, the Company's Board of Directors has approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its common stock. The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if needed. Accordingly, the Company's stock repurchase program is subject to the Company having available cash to fund repurchases. Under the program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.

(11) Other Expense, Net

The following table presents a summary of the Company’s other (expense) income activity included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency loss	$(244)	$(323)	$(1,951)	$(279)
Change in fair value of contingent consideration	(540)	(70)	(1,440)	(110)
Interest income	17	20	5	62
Total expense	$(767)	$(373)	$(3,386)	$(327)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our interim consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” of this Quarterly Report on Form 10-Q and in other parts of this report.

Overview and Recent Developments

We operate an industry-leading global marketplace for commercial digital content, including images, video and music. Commercial digital imagery consists of licensed photographs, vectors, illustrations and videos that companies use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content while music consists of high-quality music tracks which are often used to complement the digital imagery.

Demand for commercial digital imagery and music comes primarily from businesses, marketing agencies and media organizations.

Our global online marketplace brings together users of commercial digital imagery and music with content creators from around the world. More than 1.4 million active, paying users contributed to our revenue through September 30, 2015. We have historically benefited from a high degree of revenue retention from both subscription-based and usage-based customers. For example, in 2014, 2013 and 2012, we experienced year-to-year revenue retention of 100%, 99%, and 100%, respectively. This means that customers that contributed to revenue in 2013 contributed, in the aggregate, 100% as much revenue in 2014 as they did in 2013. More than 80,000 approved contributors make their images available in our collection, which had grown to more than 60 million images and more than 3 million video clips as of September 30, 2015. This makes our collection one of the largest of its kind and, during the year ended December 31, 2014, we delivered more than 125 million paid downloads (including both commercial and editorial images) to our customers. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.

On January 19, 2015, we acquired all of the shares of Rex Features (Holdings) Limited, or Rex Features, pursuant to a stock purchase agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in our results of operations from the acquisition date. Rex Features is a photographic press agency in Europe which offers media companies and advertisers images and videos, including a live feed of edited celebrity, entertainment, sports and news images and videos, along with access to a multi-decade archive of iconic images.  With Rex Features’ editorial expertise and position in the marketplace, we believe that this acquisition will strengthen our strategic position and bring a comprehensive offering to market across both editorial and commercial content.

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

In October 2015, we entered into an exclusive distribution agreement with Red Bull Media House, or Red Bull, to market and license Red Bull's video collection. This exclusive distribution arrangement will begin in 2016.

In October 2015, Anshu Aggarwal commenced employment with us as our Chief Technology Officer.

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

An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, we increased our investment in marketing as a percentage of revenue. Since we believe the market for commercial digital imagery and music is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images, videos and music that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area for the foreseeable future. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 60 million images as of September 30, 2015, making it one of the largest libraries of its kind.

Key Operating Metrics

In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except revenue per download)		(in millions, except revenue per download)
Paid downloads (during the period)	38.1	31.2	107.4	92.4
Revenue per download (during the period)(1)	$2.76	$2.65	$2.83	$2.54
Images in collection (end of period)	63.7	42.7	63.7	42.7
 (1)  Revenue per download metric excludes the impact of revenue not associated with content downloads.

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

Revenue per Download

We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding the impact of revenue that is not derived or associated with the download of images, video clips or music tracks. This metric captures both changes in our pricing, if any, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others. For example, when a customer pays $49.00 for five On Demand images, we earn more revenue per download ($9.80 per download) than when a customer purchases a one-month subscription for $249.00 and downloads 100 images during the month ($2.49 per download). Over the last three years, revenue from each of our purchase options has grown; however, our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand purchase options. Revenue per download has increased steadily over the last three years, almost entirely due to the change in product mix. During this period, pricing has remained relatively consistent.

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

Our deferred revenue consists of paid but unrecognized subscription revenue, On Demand revenue, and other revenue. Deferred revenue is recognized when images, video clips or music tracks are downloaded (On Demand), through the passage of time (subscriptions) or when credits or the right to download images, video clips or music tracks expire and all other revenue recognition criteria have been met.

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

General and Administrative.     General and administrative expenses include employee compensation, including non-cash equity-based compensation, bonuses and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology, business intelligence and other administrative personnel. In addition, general and administrative expenses include outside legal and accounting services, insurance, facilities costs and other supporting overhead costs. We expect to incur incremental general and administrative expenses in the foreseeable future to support our growth and to support our operation as a public company.

Other Expense, Net.     Other expense consists of non-operating costs such as foreign currency transaction gains and losses, changes in fair value of contingent consideration related to acquisitions and interest income and expense. We expect to incur incremental expense related to changes in fair value of contingent consideration related to our acquisitions as we reach each measurement date. Additionally, as we increase the volume of business transacted in foreign currencies as a result of international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.

Income Taxes.     Prior to October 5, 2012, we filed our income tax return as a “pass through” New York limited liability company, or LLC, for federal and state income tax purposes and were subject to taxation on allocable portions of our net income and other taxes based on various methodologies employed by taxing authorities in certain localities. As an LLC, we recognized no federal and state income taxes, as the members of the LLC, and not the entity itself, were subject to income tax on their allocated share of our earnings. On October 5, 2012, we reorganized from an LLC to a Delaware corporation. Consequently, our corporate income tax rate increased significantly upon our becoming subject to federal, state and additional city income taxes.

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

A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that we filed with the SEC on February 27, 2015, or the 2014 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2014 Form 10-K.

Results of Operations

The following table presents our results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations:
Revenue	$107,260	$83,730	$309,147	$236,745
Operating expenses:
Cost of revenue	44,512	33,260	126,582	94,419
Sales and marketing	27,393	21,122	79,927	60,890
Product development	10,827	9,870	31,700	26,922
General and administrative	16,441	10,265	44,949	27,816
Total operating expenses	99,173	74,517	283,158	210,047
Income from operations	8,087	9,213	25,989	26,698
Other expense, net	(767)	(373)	(3,386)	(327)
Income before income taxes	7,320	8,840	22,603	26,371
Provision for income taxes	3,217	3,562	9,920	11,315
Net income	$4,103	$5,278	$12,683	$15,056

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	41	40	41	40
Sales and marketing	26	25	26	26
Product development	10	12	10	11
General and administrative	15	12	15	12
Total operating expenses	92	89	92	89
Income from operations	8	11	8	11
Other expense, net	(1)	—	(1)	—
Income before income taxes	7	11	7	11
Provision for income taxes	3	4	3	5
Net income	4%	7%	4%	6%

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$107,260	$83,730	$23,530	28%
Operating expenses:
Cost of revenue	44,512	33,260	11,252	34
Sales and marketing	27,393	21,122	6,271	30
Product development	10,827	9,870	957	10
General and administrative	16,441	10,265	6,176	60
Total operating expenses	99,173	74,517	24,656	33
Income from operations	8,087	9,213	(1,126)	(12)
Other expense, net	(767)	(373)	(394)	*
Income before income taxes	7,320	8,840	(1,520)	(17)
Provision for income taxes	3,217	3,562	(345)	(10)
Net income	$4,103	$5,278	$(1,175)	(22)%
______________________________________
*                                         Not meaningful

Revenue

Revenue increased by $23.5 million, or 28%, to $107.3 million in the three months ended September 30, 2015 compared to the same period in 2014. This increase in revenue was primarily attributable to the increase in the number of paid downloads and the increase in revenue per download. In the three months ended September 30, 2015 and 2014, we delivered 38.1 million and 31.2 million paid downloads, respectively, and our average revenue per download during these periods increased to $2.76 from $2.65. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings and our enterprise business which captures a higher effective price per content download and, to a lesser extent, to revenue from our 2015 acquisitions. In the three months ended September 30, 2015 compared to the same period in 2014, revenue from North America increased to 39% from 38% while revenue from Europe decreased to 33% from 34% and revenue from the rest of the world remained flat at 28%.

Cost and Expenses

Cost of Revenue.   Cost of revenue increased by $11.3 million, or 34%, to $44.5 million in the three months ended September 30, 2015 compared to the same period in 2014. Royalties increased $8.1 million, or 35%, driven by an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2015 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage, product mix and to a lesser extent due to the contributors' achievement level of royalty target thresholds. Credit card charges increased by $0.4 million, or 13%, to $3.1 million as a result of increased credit card volume in the three months ended September 30, 2015. Employee-related expenses increased $1.1 million, or 38%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure, and to a lesser extent an increase in headcount as a result of the 2015 acquisitions. Other costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $1.4 million, or 45%, to $4.4 million in the three months ended September 30, 2015 compared to the same period in 2014.

Sales and Marketing.   Sales and marketing expenses increased by $6.3 million, or 30%, to $27.4 million in the three months ended September 30, 2015 compared to the same period in 2014. Advertising expenses, the largest component of our sales and marketing expenses, increased by $2.4 million, or 22%, compared to the same period in 2014 as a result of increased spending on affiliate, search advertising and other new channels. We anticipate that our global advertising spend will continue to increase in absolute dollars for the foreseeable future, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $3.2 million, or 40%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales.

Product Development.   Product development expenses increased by $1.0 million, or 10%, to $10.8 million in the three months ended September 30, 2015 compared to the same period in 2014. Employee-related expenses increased by $0.3 million, or 4%, driven by an increase in headcount in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, as well as ongoing efforts to improve our search capabilities. The increase in employee-related expenses was partially offset by an increase in capitalized labor costs for internal use software development projects. Consulting-related expenses increased by $0.2 million, or 30%, primarily due to increased costs associated with outsourced quality assurance services. We anticipate product development expenses to increase in absolute dollars for the foreseeable future, as we continue to invest in developing new products.

General and Administrative.   General and administrative expenses increased by $6.2 million, or 60%, to $16.4 million in the three months ended September 30, 2015 compared to the same period in 2014. Employee-related expenses, excluding non-cash equity-based compensation, increased by $2.1 million, or 72%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our business and the infrastructure necessary to operate as a public company. Non-cash equity-based compensation increased by $0.7 million to $4.1 million primarily due to equity awards granted as a result of our 2015 acquisitions and to equity awards to both new and existing employees. The increase in employee-related expenses and non-cash equity-based compensation also included severance and equity acceleration costs associated with executive management. Professional fees and allocated depreciation and amortization expense increased by $1.4 million primarily due to increased outside and transactional services and the result of amortization of intangible assets associated with recent acquisitions.

Other Expense, Net.  We incurred other expenses of $0.8 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, which include foreign currency expenses and changes in the fair value of the contingent consideration related to the acquisition of PremiumBeat for 2015 and the acquisition of WebDAM for both periods. We expect foreign currency transaction gains and losses to continue to fluctuate as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.

Income Taxes.   Income tax expense decreased by $0.3 million, or 10%, to $3.2 million in the three months ended September 30, 2015 compared to the same period in 2014. Our effective tax rate for the three months ended September 30, 2015 and 2014 was 39.2% and 40.3%, respectively. During the three months ended September 30, 2015, we incurred a net discrete tax benefit related primarily to the release of a reserve for an uncertain tax position. The net effect of all of our discrete tax items decreased our effective tax rate by 1.4%. Excluding these discrete items, the effective rate would have been 40.6% for the three months ended September 30, 2015. During the three months ended September 30, 2014, we incurred a discrete tax expense related primarily to interest on uncertain tax positions increasing our effective tax rate by 0.1%. Excluding this discrete item, the effective tax rate would have been 40.2% during the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$309,147	$236,745	$72,402	31%
Operating expenses:
Cost of revenue	126,582	94,419	32,163	34%
Sales and marketing	79,927	60,890	19,037	31%
Product development	31,700	26,922	4,778	18%
General and administrative	44,949	27,816	17,133	62%
Total operating expenses	283,158	210,047	73,111	35%
Income from operations	25,989	26,698	(709)	(3)%
Other expense, net	(3,386)	(327)	(3,059)	*
Income before income taxes	22,603	26,371	(3,768)	(14)%
Provision for income taxes	9,920	11,315	(1,395)	(12)%
Net income	$12,683	$15,056	$(2,373)	(16)%
______________________________________
*                                         Not meaningful

Revenue

Revenue increased by $72.4 million, or 31%, to $309.1 million in the nine months ended September 30, 2015 compared to the same period in 2014. This increase in revenue was primarily attributable to the increase in the number of paid downloads and the increase in revenue per download. In the nine months ended September 30, 2015 and 2014, we delivered 107.4 million and 92.4 million paid downloads, respectively, and our average revenue per download during these periods increased to $2.83 from $2.54. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings and our enterprise business which captures a higher effective price per content download and, to a lesser extent, to revenue from our 2015 acquisitions. In the nine months ended September 30, 2015 compared to the same period in 2014, revenue from North America increased to 39% from 37% while revenue from Europe decreased to 34% from 35% and revenue from the rest of the world remained flat at 28%.

Cost and Expenses

Cost of Revenue.   Cost of revenue increased by $32.2 million, or 34%, to $126.6 million in the nine months ended September 30, 2015 compared to the same period in 2014. Royalties increased $23.3 million, or 35%, driven by an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues for the remainder of 2015 and beyond, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage, product mix and to a lesser extent due to the contributor’s achievement level of royalty target thresholds. Credit card charges increased by $0.9 million, or 11%, to $8.9 million as a result of increased credit card volume in the nine months ended September 30, 2015. Employee-related expenses increased by $3.9 million, or 48%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure, and to a lesser extent an increase in headcount as a result of our 2015 acquisitions. Other costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $3.8 million, or 45%, to $12.2 million in the nine months ended September 30, 2015 compared to the same period in 2014.

Sales and Marketing.   Sales and marketing expenses increased by $19.0 million, or 31%, to $79.9 million in the nine months ended September 30, 2015 compared to the same period in 2014. Advertising expenses, the largest component of our sales and marketing expenses, increased by $7.1 million, or 21%, compared to the same period in 2014 as a result of increased spending on affiliate, search advertising and other new channels. We anticipate that our global advertising spend will continue to increase in absolute dollars for the foreseeable future, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $9.8 million, or 44%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales.

Product Development.   Product development expenses increased by $4.8 million, or 18%, to $31.7 million in the nine months ended September 30, 2015 compared to the same period in 2014. Employee-related expenses increased by $4.4 million, or 22%, driven by an increase in headcount in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, as well as ongoing efforts to improve our search capabilities. The increase in employee-related expenses was partially offset by an increase in capitalized costs for internal use software development projects and a decrease in consulting-related expenses of $0.2 million, or 11%, primarily due to reduced costs associated with outsourced quality assurance services. We anticipate product development expenses to increase in absolute dollars for the foreseeable future, as we continue to invest in developing new products.

General and Administrative.   General and administrative expenses increased by $17.1 million, or 62%, to $44.9 million in the nine months ended September 30, 2015 compared to the same period in 2014. Employee-related expenses, excluding non-cash equity based compensation, increased by $5.9 million, or 75%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our business and the infrastructure necessary to operate as a public company. Non-cash equity-based compensation increased by $3.8 million to $11.4 million primarily due to equity awards granted as a result of our 2015 acquisitions and to equity awards to both new and existing employees. The increase in employee-related expenses and non-cash equity-based compensation also included severance and equity acceleration costs associated with executive management. Professional fees and allocated depreciation and amortization expense increased by $4.0 million primarily due to increased outside and transactional services and the result of amortization of intangible assets associated with recent acquisitions.

Other Expense, Net.  We incurred other expenses of $3.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively, which include foreign currency expenses and changes in the fair value of the contingent consideration related to the acquisition of PremiumBeat for 2015 and the acquisition of WebDAM for both periods. We expect foreign currency transaction gains and losses to continue to fluctuate as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.

Income Taxes.   Income tax expense decreased by $1.4 million, or 12%, to $9.9 million in the nine months ended September 30, 2015 compared to the same period in 2014. Our effective tax rate for the nine months ended September 30, 2015 and 2014 was 41.9% and 42.9%, respectively. During the nine months ended September 30, 2015 and 2014, we incurred a discrete tax expense related primarily to a change in state tax rates and our state apportionment percentage, increasing our effective tax rate by 0.6% and 2.3%, respectively. Excluding these discrete items, the effective tax rate would have been 41.3% and 40.6% during the nine months ended September 30, 2015 and 2014, respectively.

Quarterly Trends

Our operating results may fluctuate from quarter to quarter as a result of a variety of factors, including the effects of some seasonal trends in customer behavior. For example, we expect usage to decrease during the fourth quarter of each calendar year due to the year-end holiday vacation season, and to increase in the first quarter of each calendar year as many customers return to work. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our growth trajectory may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues tend to be smoother and less volatile than if we had no subscription-based customers; accordingly, as our product mix shifts over time, this impact may vary in the future.

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

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $229.6 million, which consisted primarily of money market mutual funds and checking accounts balances. Additionally, we held short-term investments in the amount of $52.5 million all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flows generated from operations. Historically, our principal uses of cash have been funding our operations, capital expenditures, business acquisitions, and, prior to October 5, 2012, distributions to members of Shutterstock Images LLC.

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

In October 2015, our board of directors authorized the repurchase of up to $100.0 million of our outstanding common stock. Under the repurchase program, we may, from time to time, purchase shares of our common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. We currently intend to retain all other available funds and any future earnings for use in the operation of our business, including acquisitions, and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Sources and Uses of Funds

We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, enhancing functionality of our current platform, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. We anticipate capital expenditures of approximately $6.0 million for the remainder of 2015. See Note 8 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding capital expenditures for the three and nine months ended September 30, 2015 and 2014.

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

In the nine months ended September 30, 2015, net cash provided by operating activities was $59.4 million, including net income of $12.7 million and non-cash equity-based compensation of $22.8 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $18.5 million, primarily related to an increase in payments for both subscription and On Demand products for which revenue has not been recognized. Accounts payable and other operating liabilities increased by $3.7 million as trade payables grew in volume and payroll costs increased due to headcount expansion. Contributor royalties payable increased by $2.6 million due to increased royalty expenses as the result of increased customer download activity.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2015 was $72.0 million, consisting of cash paid for our 2015 acquisitions in the amount of approximately $62.4 million and capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements and website development costs in the amount of $9.9 million. We also paid $2.2 million to acquire the non-exclusive licensing rights to distribute certain digital content in perpetuity.

Financing Activities

Cash provided by financing activities in nine months ended September 30, 2015 was $9.7 million, consisting primarily of proceeds in the amount of $7.9 million from the issuance of common stock in connection with the exercise of stock options and the sale of common stock pursuant to our 2012 Employee Stock Purchase Plan.

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

On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City. The aggregate future minimum lease payments under the lease, as amended, are approximately $34.9 million. We also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facility. The letter of credit is collateralized by $1.8 million of cash as of September 30, 2015, and as such is reported as restricted cash on the consolidated balance sheet as of September 30, 2015.

As of September 30, 2015, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2015 and for the fiscal years ending December 31, 2016, 2017, 2018, 2019 and 2020 were approximately $3.9 million, $7.8 million, $5.1 million, $2.7 million, $3.0 million and $3.5 million, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

We did not have any borrowings as of September 30, 2015.

Foreign Currency Exchange Risk

Revenue derived from customers residing outside North America as a percentage of total revenue was 61% and 62% for the three months ended September 30, 2015 and 2014, respectively, and 61% and 63% for the nine months ended September 30, 2015 and 2014, respectively. Our sales to international customers are denominated in multiple currencies, including the U.S. Dollar, the Euro, the British Pound, the Australian Dollar and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was 30% and 32% for the three and nine months ended September 30, 2015, respectively, and 32% and 33% for the three and nine months ended September 30, 2014, respectively. We have foreign currency exchange risks related to non-U.S. Dollar denominated revenue. All amounts earned by and paid to our foreign contributors are denominated in the U.S. Dollar and therefore do not create foreign currency exchange risk. However, changes in exchange rates will affect our revenue and certain operating expenses, primarily employee-related expenses for our non-U.S. employees. Based on our foreign currency denominated revenue for the three and nine months ended September 30, 2015, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenue would result in an approximately 3% impact on our revenue.

Because the majority of our revenue and expenses have historically been denominated in the U.S. Dollar, we had not previously experienced material fluctuations in our net income as a result of foreign currency transaction gains or losses. During the three months ended September 30, 2015, our foreign currency transaction loss was $0.6 million, as a result of maintaining lower foreign currency holdings as compared to previous quarters. During the nine months ended September 30,

2015, our foreign currency transaction loss was $2.5 million, as a result of the volume of our business transacted in foreign currency and the changes in strength of the U.S. Dollar against foreign currencies, specifically the Euro. During the three and nine months ended September 30, 2014, our foreign currency transaction gains and losses were not material. We may experience fluctuations in future quarters as a result of currency exchange gains and losses. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Item 4                                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.                                                Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Form 10-K, which could materially affect our business, financial condition or future results. The risk factor set forth below is the risk factor containing changes from the risk factors previously disclosed in our 2014 Form 10-K. Other than this risk factor, during the three months ended September 30, 2015, there were no material changes to the risk factors described in our 2014 Form 10-K.

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
        We currently provide content licensing to customers in more than 150 countries. The privacy, data security, data localization, censorship and liability standards and other potentially applicable rules or regulations, and intellectual property laws of those foreign countries, may be different than those in the United States. To the extent that any local laws or regulations apply to our company or operations and we are deemed to not be in compliance with them, our business may be harmed. For example, the Russian government recently passed a law effective September 1, 2015 requiring companies that collect personal data of Russian citizens to process and store that data on servers located in Russia. In addition, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor regime on which we depended to legitimize some of our data flows from Europe to the United States.  As a result, we are in the process of implementing alternative mechanisms to comply with Russian data localization laws and European Union privacy laws. However, there can be no assurance that we will be able to successfully comply with these laws, and therefore we may be in violation of all or some of these laws.

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

SHUTTERSTOCK, INC.

Dated: November 6, 2015	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2015	By:	/s/ Steven Berns
Steven Berns
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit
Number	Exhibit Description
10.1
Employment Agreement, dated August 5, 2015, between the Company and Steven Berns (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2015 (File No. 001-35669)).

10.2
Severance and Release Agreement, dated October 5, 2015, by and between the Company and Timothy E. Bixby (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 8, 2015 (File No. 001-35669)).

10.3#	First Lease Modification Agreement, dated August 31, 2015, between the Company and ESRT Empire State Building, L.L.C.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
______________________________________
#     Filed herewith.
*                                         Submitted electronically.