Form 10-K
period 2015-12-31
Shutterstock, Inc.
filed 2016-02-24
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-35669
____________________________________________________________________________
Shutterstock, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0812659 (I.R.S. Employer Identification No.)

350 Fifth Avenue, 21st Floor New York, New York (Address of principal executive offices)	10118 (Zip code)
(646) 766-1855
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates on that date was approximately $1,174,210,761. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeded 10% outstanding at June 30, 2015. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On February 19, 2016, 35,283,219 shares of the registrant's common stock were outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2016, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Form 10-K
For the Fiscal Year Ended December 31, 2015

PART I

FORWARD-LOOKING STATEMENTS
        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussions under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features, products or services, or management strategies) based on our management's current beliefs and assumptions. You can identify these forward-looking statements by words such as "may," "will," "would," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "plan" and other similar expressions. However, not all forward-looking statements contain these words. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption "Risk Factors" of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms "Shutterstock," "the Company," "we," "our" and "us" refer to Shutterstock, Inc. and its subsidiaries including, for the period prior to October 5, 2012, Shutterstock Images LLC. "Shutterstock", "Offset", "Bigstock", "Rex Features", "Premium Beat" and "WebDAM" are registered trademarks or logos appearing in this Annual Report on Form 10-K and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.
Item 1.    Business.
Overview
We are a leading global provider of high quality creative content including: (a) digital imagery, which consists of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, which consists of high-quality music tracks and sound effects, and is often used to complement digital imagery. We also offer digital asset management services through WebDAM, our cloud-based digital asset management platform. This service provides tools for customers to better manage creative content and brand management assets.
Our global marketplace brings together users and contributors of creative content from around the world by providing a freely searchable collection of content that our customers can pay to license and incorporate into their work. More than 1.4 million active, paying customers contributed to our revenue in 2015. As of December 31, 2015, more than 95,000 contributors made their creative content available in our collection, which has grown to more than 70 million commercially licensable images and more than 3.5 million video clips in addition to our one-of-a-kind collection of curated high-quality music and our ever-growing catalog of current and archived editorial photographs and videos. This makes our collection of digital content one of the largest of its kind. During 2015, we delivered more than 140 million paid downloads to our customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Paid Downloads" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Images in our Collection" for more information as to how we define and calculate paid downloads and images in our collection.
We compensate contributors for their content that is downloaded by our customers. This marketplace model allows us to offer users a cost-effective and easy-to-use alternative to the time-consuming and expensive traditional methods of obtaining and distributing creative content, while our rigorous vetting process and willingness to provide indemnification protection enables us to provide customers with confidence that our collection has been appropriately licensed for commercial or editorial use. We enable businesses of all sizes throughout the world, including media agencies and creative service providers, to affordably access high-quality creative content to meet their increasing needs.

We enable customers to license creative content in a way that is affordable, simple and easy in order to encourage a high volume of purchases and downloads. Our customers' average cost per download in 2015 was $2.84. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Revenue per Download" for more information as to how we define and calculate average cost, or revenue, per download. The majority of customer downloads come from subscription-based users, who contribute approximately 33% of our revenue. We also offer simple and easy-to-use On Demand purchase options for users who prefer the flexibility of purchasing content when and as needed. Our simple and affordable licensing models drive a high volume of download activity that in turn enables us to continuously improve the quality and accuracy of our proprietary search algorithms, including keyword and similar image identification, and encourages the creation of new content to meet our customers' needs.
Our Products
We offer a variety of content types, including photographs, illustrations, vector art, video clips and music tracks. Users can search our collection and preview our content at no cost before licensing and downloading the content they need. All of our content is provided under a royalty-free non-exclusive license and each piece of content available for download has been vetted by our team of reviewers to ensure that it meets our standards of quality and can be appropriately licensed for commercial or editorial use. Our content offerings are marketed as follows:

•
Shutterstock - Shutterstock is our flagship brand and the majority of our revenue is generated through our shutterstock.com website. Since our founding in 2003, we have expanded our Shutterstock collection beyond photographs to include illustrations and videos, and in 2015 the collection grew to over 70 million images and over 3.5 million video clips, further establishing Shutterstock as a top source of high quality digital imagery for multimedia producers world-wide.

•
Bigstock - Bigstock maintains an extensive library of unique photos, illustrations, vectors and videos specifically curated to meet the needs of independent creators and others seeking to incorporate cost-effective digital imagery into their projects.

•
Offset - For high-impact use cases that require extraordinary imagery, our Offset brand provides authentic and exceptional imagery under a straightforward licensing process. Offset features work from top assignment photographers and illustrators from around the world, in addition to established and respected collections including National Geographic and The Licensing Project. Every image in the collection is hand-selected, chosen for its artistic distinction and narrative quality, and is curated into specific categories such as lifestyle, food, travel and fashion.

•
Shutterstock Music - Shutterstock music provides thousands of high-quality audio tracks and sound effects at affordable prices via its easy-to-use e-commerce platform, giving businesses, marketers, producers and filmmakers the audio content they need to bring their ideas to life. In January 2015, we acquired PremiumBeat, a leading provider of exclusive, high-quality music to enhance the depth of our existing music library and the quality of our overall product in the marketplace.

•
Shutterstock Editorial - Shutterstock editorial provides editorial imagery, such as celebrity, entertainment, sports and news images to a broad range of customers from traditional media outlets to bloggers by providing a real-time feed of editorial content and an extensive multi-decade archive of iconic photos. In January 2015, Shutterstock acquired Rex Features, the largest independently-owned photographic press agency in Europe, which has provided a strong base for growing our editorial offering. In June 2015, we entered into an exclusive distribution agreement with Penske Media Corporation, or PMC, which provides us with insider access to various events such as the Golden Globe Awards and Academy Awards, exclusive worldwide rights to license PMC's extensive archive that includes Variety and Women's Wear Daily publications, and credibility in the market for editorial content that will allow us to further grow our product offerings.

In addition to our extensive line of content products, our other products include:

•
WebDAM - WebDAM provides tools to marketing and creative teams through its digital asset management platform. WebDAM's products help organizations manage, search, distribute and collaborate on creative files in order to grow their brands and reach new audiences, and can be particularly attractive to large enterprises, which make up a growing portion of WebDAM's client base. Our addition of WebDAM has enhanced our strategic position with enterprise customers and broadened our product portfolio.

Competition
We compete to be an integral component of the creative process for our customers based on a number of factors including the quality, relevance and breadth of content, the ease and speed of search and fulfillment, pricing and licensing models and practices, and brand recognition and reputation. We also compete for contributors on the basis of a number of similar factors including ease and speed of the upload and content review process, contributor commission models and practices, brand recognition and reputation, and the volume of customers who utilize the submitted content in their work.
We also leverage, to the greatest extent possible, the global nature of our user interfaces and marketing efforts, including local languages, currencies and payment methods and our effective use of current and emerging technology and marketing channels to attract and retain customers and contributors. We believe that we benefit from significant network effects: as we have grown, our broadening audience of paying users has attracted more content from contributors, and the ever-increasing selection of high-quality content has in turn helped to attract more customers to our sites. The success of this network effect is facilitated by the trust that users place in Shutterstock to maintain the quality and integrity of our branded marketplace, and our commitment to seamless integration into users' creative workflows on all sides.
Some of our current and potential significant competitors include:

•	other online marketplaces for imagery and workflow tools such as iStockphoto, Adobe's AdobeStock offering which was launched after its acquisition of Fotolia, and Dreamstime;

•	traditional stock content providers such as Getty Images and Corbis Corporation (whose content licensing business was recently acquired by an affiliate of Visual China Group);

•	specialized visual content companies that are established in local, content or product-specific market segments;

•	providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing, Warner Music Group, and EMI Music Publishing;

•	websites focused on image search and discovery such as Google Images;

•	websites for image hosting, art and related products such as Flickr;

•	other providers of cloud-based digital asset management tools;

•	social networking and social media services; and

•	commissioned photographers and photography agencies.
In addition, we compete with the alternative of creating one's own content or choosing not to consume licensed content due to price considerations or because the user is not aware of how to do so.
Purchase Options
More than 1.4 million customers from more than 150 countries contributed to our revenue in 2015, with our top 25 customers in the aggregate accounting for less than 2% of our revenue. The majority of our customers pay us upfront and then use their downloads in a predictable pattern over time, which results in favorable timing of cash flows.
We strive to offer simple, transparent purchase options that remove complexity from a customer's workflow. We currently offer the following options:

•
Subscription:    Our signature purchase options are our subscription plans, which allow customers to download content under our Standard License, regardless of image size, and experiment with multiple images at no extra cost, which removes friction from their creative process. Subscription plans are offered in varying lengths from one month to one year and in varying download quantities with daily and monthly limits. For the majority of subscription sales, we receive the full amount of the purchase price at the time of sale. Subscription purchase options across all of our product offerings represented approximately 33% of our revenue for the year ended December 31, 2015.

•
On Demand:    Customers can purchase content through fixed price packages varying in download quantities from one to 60 downloads. This offers customers the simplicity of being able to license content under various licensing options depending upon the customer's specific needs. Upon the purchase of On Demand content, the customer has up to one year to download content before it expires. While the majority of On Demand content revenue comes from our Standard License packages, other forms of On Demand purchases for content include Enhanced Licenses (for customers who need broader licensing rights or higher indemnification than are offered under our Standard License), and content licensed through Bigstock and Offset. Our On Demand purchase options represented approximately 38% of our revenue for the year ended December 31, 2015.

•
Other Purchase Options:    We provide a number of other purchase options which together represented approximately 29% of our revenue for the year ended December 31, 2015. These purchase options include custom and enterprise accounts for customers that need multi-seat access, invoicing, unlimited indemnification or a higher volume of content, content purchased through third-party application interfaces and content licensed for editorial use only as well as WebDAM's digital asset management offerings, which are made available to enterprise customers via annual software-as-a-service subscription plans.

We have achieved significant growth since our marketplace was launched in 2003. In 2015 and 2014, we generated revenue of $425.1 million and $328.0 million, respectively, representing year-over-year revenue growth of approximately 30%. In 2015 and 2014, our net income was $19.6 million and $22.1 million, respectively.
In evaluating our business, we also use certain financial measures which are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, which we collectively refer to as Non-GAAP Measures. In 2015 and 2014, we generated Adjusted EBITDA of $84.7 million and $71.1 million, respectively, Non-GAAP Net Income of $44.2 million and $38.6 million, respectively, and Free Cash Flow of $68.3 million and $64.2 million, respectively. For further detail around the calculation and limitations of these measures, please see "Selected Financial Data—Non-GAAP Financial Measures."
Our Customers
We serve a wide variety of customers across numerous industries, organizational sizes and geographies. As of December 31, 2015, our customer database contained more than 1.4 million users in more than 150 countries that contributed to our revenue in 2015, with approximately 39%, 34% and 27% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Due to our large number of customers, we do not have any material customer concentration, and our top 25 customers in the aggregate accounted for less than 2% of our revenue in 2015. Our customers are concentrated in one of three categories, all of which require high-quality digital content to achieve their creative goals:

•
Businesses.    Business customers require content for a wide range of internal- and external-use communications such as websites, print and digital advertisements, annual reports, brochures, employee communications, newsletters, email marketing campaigns and presentations. Our business users range from sole proprietors to Fortune 500 companies.

•
Marketing Agencies.    Marketing agencies require content to incorporate in the work they produce for their clients' business communications. Whether providing graphic design, web design, interactive design, advertising, public relations, communications or marketing services, our marketing users range from independent freelancers to the largest global agencies.

•
Media Organizations.    Media professionals require content to incorporate into their work, which includes digital publications, newspapers, books, magazines, television and film, as well as to market their products effectively. Our media users range from independent bloggers to multi-national publishing and broadcast organizations.

Content Contributors and Content Review Process
The content we provide to our users is created by a community of contributors from around the world and is vetted by our specialized team of content reviewers to ensure that it is of the highest quality. Whether photographers, videographers, illustrators, designers or musicians, our community of more than 95,000 approved contributors as of December 31, 2015 ranges from part-time enthusiasts to full-time professionals, and all of them must meet our high standards that our customers have come to expect from Shutterstock.
To become a contributor, an individual must submit an application that includes a sampling of images or video clips. Of more than 1.2 million contributor applications that had been submitted as of December 31, 2015, fewer than 10% have been approved. Once accepted by our review team, contributors can upload as many images or videos as they like. However, every submitted image or video is reviewed to ensure that images and videos in our collection meet our aesthetic and technical quality standards. As of December 31, 2015, approximately 121 million images had been submitted to our review team by approved contributors and, of those, approximately 60%, were approved and made available in our marketplace. Each image or video that is rejected by our review team is tagged with at least one rejection reason that is communicated to the submitting contributor to help them to improve and to give insight into our review standards. Such rejection reasons include, among other things, lack of focus, composition, poor lighting, and potential concerns regarding intellectual property rights. We combine proprietary technology and a highly trained content review staff to deliver sophisticated yet efficient image review—typically, all content submitted is processed within 36 hours of upload.

Contributors are required to associate keywords with each piece of content they submit in order to make their content more easily discovered using our search algorithms. Keywords usually contain both descriptive terms that literally identify the content of an image (e.g., "padlock") and conceptual terms that describe what an image might convey (e.g., "security"). We currently have over 2.5 billion contributor-generated keywords in our proprietary database, averaging 37 keywords per image.
Content accepted into our collection is added to our websites where it is available for search, selection, license and download. Contributors are typically paid monthly based on how many times their images or video clips have been licensed in the previous month. Contributors may choose to remove their images or video clips from our collection at any time. Due to our large number of contributors, we do not have a material content supply concentration; the content contributed by our five highest-earning contributors was together responsible for less than 3% of downloads in 2015.
Editorial and music content is sourced through direct submission to our content teams and through a number of strategic partnerships. Our acquisitions of PremiumBeat and Rex Features and our partnership with PMC during 2015 further enhance our collection and content acquisition capabilities in these areas.
We provide different earnings structures to contributors based on content type and customers' licensing needs:

•
Images.    Contributors of photographs, illustrations and vector art to our websites are typically paid based on the number of times that their images have been downloaded. The majority of image downloads are licensed under our Standard License, whereby the contributor earns a royalty typically ranging from $0.25 to over $5.00 per download. The exact amount earned is determined by our published earnings schedule which considers the contributor's lifetime earnings which determine the contributor's earnings tier and the purchase option under which the content was licensed. Contributors generally earn more per download when images are licensed under our Enhanced License or are licensed for editorial use only and can typically earn up to 50% of the sales price for each image.

•
Video Footage and Music.    Contributors of video footage and music tracks are also generally paid based on the number of times that their video clips or music tracks have been licensed and downloaded. When a video clip or music track is downloaded the contributor is typically paid between 30% and 50% of the sales price per download. In certain limited cases, video and music contributors are paid a one-time up-front perpetual license fee instead of being paid per download.

In certain cases, we will enter into arrangements with contributors whereby we guarantee a minimum royalty to a contributor, usually paid up-front, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage.
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
Our customer-facing software enables users to search millions of digital images, illustrations, vectors, video clips and music tracks and then select, organize, pay for, license and download the content they would like to use. Our proprietary search algorithms evolve automatically based on behavioral data, which means that each search and download that a user performs on our websites gives our search engine more information with which to improve. Having delivered over 625 million paid downloads as of December 31, 2015, the data that we have collected and the search technology that it powers are an important and proprietary asset. In December 2015, we announced the launch of Shutterstock Editor with the goal of further enhancing the user experience by providing users the ability to customize certain content without leaving their browser, improving the customer's workflow and eliminating time-consuming steps in the creative process. We have also invested in globalizing our e-commerce platform, allowing customers to search and make purchases in twenty languages and twelve currencies.
Another of our customer-facing software platforms is WebDAM, which enables us to better service a broader range of customers by offering a more seamless experience to enterprise users as they license, download, store and share digital assets through WebDAM's cloud-based software platform.
Our contributor-facing software enables creative professionals around the world to apply to become a contributor, upload and tag content, receive feedback on their submissions from our review team, see reports on earnings and payouts, and participate in online discussion forums with other contributors. We have also developed proprietary tools to enable our contributors to improve their success on our websites, including our Keyword Trends Tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time. This tool allows contributors to anticipate demand and generate content that customers may want to license, and is another example of how we combine software and large-scale proprietary datasets to deliver value to our users.
Our internal software enables the technological and business processes necessary to deliver a high quality experience for customers and contributors. This includes a content review system that allows our review team to efficiently and accurately review the content that is made available on our websites. In addition, we use internally developed software and third party applications that enable customer and contributor support, intellectual property rights and license tracking, centralized invoicing and sales order processing, customer database management, language translation and global contributor payouts, in addition to supporting the compliance, finance and accounting functions.
Our systems infrastructure is hosted by industry-leading third-party hosting providers that offer 24-hour monitoring, high-speed network access, auxiliary power generators and back-up systems. We maintain multiple production data centers to provide rapid content delivery to our customers and also to support business continuity in the event of an emergency. We also use content delivery network solutions to ensure fast access to our content around the world. Network, website, service and hardware-level monitoring, coupled with remote-content monitoring, allow our systems to maintain a high level of uptime and availability with high-performance delivery.
Our development teams employ Agile Development methodologies to increase the speed and effectiveness of our technology efforts. We focus on iterative and incremental development processes through which cross-functional teams release software code nearly every day.
As we continue to grow the business, our technological needs continue to expand and, as such, a continuous level of investment is required for the enhancement of existing products and services and for the development of new products and services. We view our investments in technology as core to our long-term success and we intend to continue to investigate, develop and make increased capital investments in technology and operational systems that support both our current business and new areas of potential business expansion.
Marketing
We reach new customers through a diverse set of marketing channels including paid search, online display advertising, print advertising, tradeshows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. Marketing activities aim to raise awareness of our brands and attract paying customers to our websites by promoting the key value propositions of our offerings: diverse and high-quality content, intuitive and efficient interfaces and market-leading value.
The marketing efforts used in generating more revenue for us also help us generate more earnings for our contributors. Increasing revenue helps attract more content, which in turn helps us convert and retain even more paying customers. Furthermore, the high degree of satisfaction that customers have with our product drives word-of-mouth recommendations, which helps our marketing efforts attract an even broader audience than we reach directly. In these ways, we believe our marketing efforts have a self-reinforcing effect, which powers the growth and success of our marketplace.
Sales and Customer Support
The significant majority of our revenue is generated via self-serve e-commerce. We encourage our customers to take advantage of the comprehensive search capabilities of our websites, our credit card-based payment options and the immediate digital delivery of licensed content. We believe the ability to search for, select, license and download content over the internet offers our users convenience and speed, and enables us to achieve greater economies of scale.
Direct communication with our customers, however, remains a significant component of our customer support and sales strategy. Our customer support and sales team is available to assist users via email, chat and phone in twelve languages. In addition to handling inbound customer support and sales inquiries, we also proactively contact potential high-volume enterprise customers and offer them custom accounts to meet their needs; such outbound sales activities contributed approximately 29% of our revenue for the year ended December 31, 2015.

Product Rights and Intellectual Property
Product Rights and Indemnification.
All of the content that we make available to customers on our websites is offered under a perpetual, royalty-free license. This means that once a customer has licensed content from us, that customer can use the associated content in accordance with the license terms in perpetuity without having to pay any ongoing royalties to us. Typically, the content license is non-exclusive, meaning that multiple customers can license the same image, video clip or music track under the applicable Shutterstock license agreement. Furthermore, we do not typically require that contributors of content to our sites provide their content to us on an exclusive basis, with the exception of certain editorial, music and other content to which we have exclusive distribution rights.
Under our various license agreements, we expressly represent and warrant that unaltered content downloaded and used in compliance with our license agreements and applicable law will not infringe any copyright, trademark or other intellectual property right, violate any third party's rights of privacy or publicity, violate any U.S. law, be defamatory or libelous, or be pornographic or obscene. Provided that a customer has not breached the license agreement or any other agreement with us, we will defend, indemnify, and hold a customer harmless from direct damages attributable to breaches of the express representations and warranties provided in our licenses agreements. From time to time, we agree to customize the license agreements with non-standard indemnification terms. Regardless of customization, indemnification only applies to claims for damages attributable to our breach of the express representations and warranties provided in our license agreement and is generally conditioned on our timely receipt of an indemnification claim and our right to assume the defense of such claim. Our license agreements cap our indemnification obligations at amounts ranging from $10,000 to $250,000, with certain exceptions for which our indemnification obligations are uncapped. Since January 1, 2013, we have not incurred any material financial liability as a result of these indemnification obligations and aggregate amounts paid since that date to settle customer indemnification claims have not been material to our business. We maintain commercially reasonable insurance intended to protect against the costs of intellectual property litigation and our indemnification obligations under our license agreements.
Intellectual Property.    We protect our intellectual property through a combination of patents, trademarks and domain name registrations, copyrights and trade secrets.
We own a portfolio of trademarks, including "Shutterstock", "Offset", "Bigstock", "Rex Features", "Premium Beat" and "WebDAM" and associated logos. We will pursue additional trademark registrations to the extent that we create any additional material and registrable trademarks or logos. We are the registered owner of a variety of the shutterstock.com, bigstock.com, offset.com, webdam.com, premiumbeat.com, and rexfeatures.com internet domain names and various other related domain names. We have successfully recovered infringing domain names in the past and will continue to enforce our rights in the future. We also own copyrights, including certain content in our websites, publications and designs, as well as patents, including with respect to our display systems and search capabilities. These intellectual property rights are important to our business and marketing efforts. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. With respect to our trademarks, trade names and patents, laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be canceled or invalidated if challenged by others based on certain use requirements or other limited grounds.
We protect our intellectual property rights by relying on federal, state, and common law rights, including registration, in the United States and certain foreign jurisdictions, as well as contractual restrictions. We enforce and protect our intellectual property rights through litigation from time to time, and by controlling access to our intellectual property and proprietary technology, in part, by entering into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and vendors. In this way, we have historically chosen to protect our software and other technological intellectual property as trade secrets. We further control the use of our proprietary technology and intellectual property through provisions in our websites' terms of use and license agreements
Government Regulation
The legal environment of the internet and online content is evolving rapidly in the United States and worldwide. The development of new laws and regulations, the manner in which existing laws and regulations will be applied to the internet and online content in general, and how the foregoing will relate to our business in particular, is unclear in many cases. For example, there is uncertainty regarding how laws and regulations will apply in the online context and to different business models, including with respect to such topics as privacy, data management and cyber-security, defamation, e-commerce, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, subscription-based billing, content regulation, quality of products and services, internet neutrality, outsourcing, and intellectual property ownership and infringement.
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

•
The Federal Trade Commission Act and numerous state "mini-FTC" acts bar "deceptive" and "unfair" trade practices, including in the contexts of online advertising and representations made in privacy policies and other online representations. Federal and state regulatory agencies are also accelerating the consideration, adoption and enforcement of rules, regulations and guidelines that govern online service providers' data collection, processing, retention, transfer and use policies and practices, including with respect to the disclosure of consumer data to third parties such as direct marketers.

Many of these laws and regulations have international analogues that apply to our business and are becoming more strict over time.
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
We post privacy policies on our websites concerning our data collection, use and sharing practices. We have also implemented, and continuously improve upon, various data security measures. Allegations that our policy disclosures are inadequate or that we have failed to comply with our posted privacy policies, that our security measures are insufficient, or that we otherwise violated Federal Trade Commission or state requirements or other privacy-related laws and regulations, could result in proceedings by governmental or regulatory bodies or private parties that could potentially harm our business, results of operations and financial condition. In addition, there is a risk that privacy, data security and marketing laws may be interpreted and applied differently in certain jurisdictions, in ways that are not consistent with our current practices, which could also potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative and regulatory proposals before the United States Congress, various state legislative bodies, and government agencies regarding privacy, security, marketing and other consumer issues that may affect our business. It is not possible to predict whether or when such rules and regulations may be adopted, or how existing or new rules or regulations could be interpreted by courts or agencies, however, it is possible that the foregoing could harm our business by, among other things, decreasing user registrations and revenue, increasing the cost of compliance, impeding the development of new products or services, and limiting potential sources of revenue such as online advertising. These adverse effects on our businesses could be caused by, among other possible provisions, the required display of specific disclaimers, requirements to obtain consent from users for certain activities, costly security measures or other requirements before users can utilize our services. In addition, we may be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors, payment processors and business partners. These third parties may be vulnerable to violations of privacy laws, threats such as computer hacking, cyber-terrorism or other unauthorized attempts to access, modify or delete our or our customers' information or business assets that they service or maintain on our behalf. Further, Shutterstock itself may be the target of cyberattacks or other unlawful or unauthorized efforts to access, use, acquire or disclose information that we ourselves maintain, and such information may also be subject to accidental loss, destruction or alteration.

In addition, there is a significant increase in non-U.S. jurisdictions considering, adopting and enforcing existing and new laws and regulations regarding a broad spectrum of data privacy, data management, data transfer/localization, marketing, anti-spam, data security and other matters related to online businesses and e-commerce. Non-U.S. laws and regulations are often more restrictive than those in the United States and often have extraterritorial application. Due to the global nature of the internet, it is possible that the governments of other states and countries might attempt to regulate our online activities such as digital transmissions, regulate our data privacy and security measures, or prosecute us for alleged violations of their laws. We might violate such laws; such laws or their interpretation or application may be modified; and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. The law relating to the liability of providers of online services for activities of their users is currently unsettled both within the United States and abroad. Claims may also be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other reasons based on the nature and content of information that we collect or use, or to or from which we provide links or that may be posted online.
In addition, the fiscal authorities of virtually every jurisdiction have expressed significant interest regarding the potential implications of e-commerce business from a taxation perspective.  Among these is the Organization for Economic Cooperation and Development, or the OECD, an international economic organization of 34 countries, including the U.S. and several other major economic powers. There have been a number of studies, and even in some cases legislative initiatives, to identify the streams of e-commerce activities that potentially lead to income and to subject such streams to taxation even though such activities would not be subject to a particular jurisdiction's taxation authority under the traditional concepts of nexus requirement and territorial authority to tax.  Even though the OECD, through its Base Erosion and Profit Shifting, or BEPS, initiative, has attempted to develop a coordinated viewpoint among its members to address e-commerce, efforts by various taxing authorities to tax these newly identified streams could be disjointed and uncoordinated. As a result, these initiatives could lead to excess or even double taxation of the same streams of income, and e-commerce businesses may not have efficient tools available to reduce or eliminate such excess taxation. As a result, we and other companies engaged in multi-jurisdictional e-commerce activities may face higher tax costs, both with respect to income tax and transactional taxes, as this area develops.
Employees
As of December 31, 2015, our global workforce included 627 full-time employees. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Germany, Canada and France, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We consider our employee relations to be satisfactory.
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
Seasonality
Our operating results may fluctuate from quarter to quarter as a result of a variety of factors. Our quarterly and annual results may reflect the effects of intra-period trends in customer behavior. For example, we expect certain customers' usage to decrease during the fourth quarter of each calendar year due to the year-end holiday season, and to increase in the first quarter of each calendar year as many customers return to work. While we believe these intra-period trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues have historically been less volatile than if we had no subscription-based customers.
Corporate and Available Information
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

Our principal office is located in the Empire State Building at 350 Fifth Avenue, 21st Floor, New York, New York 10118, and our telephone number is (646) 766-1855. Our website address is www.shutterstock.com. Our investor relations website is located at http://investor.shutterstock.com. We make available free of charge on our investor relations website under the heading "SEC Filings" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Item 1A.    Risk Factors.
        Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the financial and other information contained in this Annual Report on Form 10-K, before deciding whether to invest in shares of our common stock. If any of the following risks or the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", actually occur, our business, financial condition, operating results, cash flow and prospects could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.
Risks Related to Our Business
The success of our business depends on our ability to continue to attract and retain customers of and contributors to our online marketplace for creative content.
The success of our business and our future growth depends significantly on our ability to continue to attract new customers and contributors to our online marketplace for creative content, as well as continue to retain existing customers and contributors. To maintain and increase our revenue, we must regularly add new customers and retain our existing customers. An increase in paying customers has generally attracted more content from contributors, which increases our content selection and in turn attracts additional paying customers. To attract new customers and contributors and retain existing customers and contributors, we rely heavily on the effectiveness of our marketing efforts, the size and content of our collection and the functionality and features of our marketplace. Our marketing efforts may be unsuccessful, our collection may fail to grow as anticipated and new technologies may render the systems and features of our marketplace obsolete, any of which would adversely affect our results of operations and future growth prospects.
Our business depends in large part on repeat customer purchases from both our subscription-based and our On Demand purchase options. If customers reduce or cease their spending with us, or if content contributors reduce or end their participation in our marketplace, our business will be harmed.
The majority of our revenue is derived from customers who have purchased with us in the past. As a result, our future performance largely depends on our ability to motivate our customers to continue to purchase from us. A key factor in creating such an incentive is our ability to provide customers with the content they seek and to refresh and grow our collection of digital content based on current and future trends. We seek to achieve these goals by expanding our products, attracting new contributors to our marketplace and retaining our existing contributors. If we are unable to attract new contributors, retain existing contributors or add new content to our online marketplace, or if we fail to do so in a timely manner, customers requiring new and up-to-date content may reduce their spending with us. Another key factor in retaining our existing customers is our ability to deliver a user experience that continues to meet customers' needs, including the quality and accuracy of our search algorithms. If we are unable to maintain or improve upon the user experience that we deliver customers in a way that motivates our customers to continue to purchase from us, our business would be harmed. Furthermore, although historically the gross margins and revenue retention rates from our subscription-based and our On Demand purchase options have been substantially similar, there can be no assurance that this will continue in future periods.
We operate in a new and rapidly changing market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
The market for creative stock content is a relatively new and rapidly changing market that may not develop as expected. Our business strategy and projections rely on a number of assumptions about the market for creative stock content, including the size and projected growth of the market over the next several years. Some or all of these assumptions may be incorrect. The market for online creative content may not develop as we expect or as third party analysts have forecasted or we may fail to address the needs of this market.
The limited history of the market in which we operate makes it difficult to effectively assess our future prospects, and you should consider our business and prospects in light of the risks and difficulties we encounter in this evolving market. These risks and difficulties include our ability to:

•	attract new customers and retain existing customers;

•	offer customers the kinds of content they are seeking;

•	successfully compete with other companies that are currently in, or may in the future enter, the creative content marketplace;

•	protect against the misuse of our content;

•	raise awareness of our online community and brand name;

•	successfully expand our business;

•
continue to develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features and services; and

•	avoid interruptions or disruptions in our services, including, for example, disruptions attributable to security breaches or other security incidents.
We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in this "Risk Factors" section. We cannot accurately predict whether our products and services will achieve significant acceptance by potential customers in significantly larger numbers than at present, or whether our products and services will continue to be accepted by our current customers. You should therefore not rely on our historic growth rates as an indication of future growth.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
The creative content industry is intensely competitive. Competition may result in loss of market share, pricing pressures or reduced profit margins, any of which could substantially harm our business and results of operations. We compete with a wide array of companies, from significant media companies to individual content creators, to provide creative content to users of such content. These competitors include:

•	other online marketplaces for imagery such as iStockphoto, Adobe's Adobestock offering which was launched after its acquisition of Fotolia, and Dreamstime;

•	traditional stock content providers such as Getty Images and Corbis Corporation (whose content licensing business was recently acquired by an affiliate of Visual China Group);

•	specialized visual content companies that are established in local, content or product-specific market segments;

•	providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing, Warner Music Group, and EMI Music Publishing;

•	websites focused on image search and discovery such as Google Images;

•	websites for image hosting, art and related products such as Flickr;

•	other providers of cloud-based digital asset management tools;

•	social networking and social media services; and

•	commissioned photographers and photography agencies.
We believe that the principal competitive factors in the creative content industry are: brand awareness; company reputation; the quality, relevance and diversity of content; the ability to source new content; the content licensing options and the degree to which users are protected from legal risk; the effective use of current and emerging technology; the accessibility of content, distribution capability, and speed and ease of search and fulfillment; customer service; and the global nature of a company's interfaces and marketing efforts, including local languages, currencies, and payment methods. In addition, demand for our services is sensitive to price. Many external factors, including our technology and personnel costs and our competitors' pricing and marketing strategies, could significantly impact our pricing strategies. If we fail to meet our customers' price expectations, we could lose customers. A drop in our prices without a corresponding increase in volume would negatively impact our revenue.
Some of our existing and potential competitors have or may obtain significantly greater financial, marketing or other resources or greater brand awareness than we have. Some of these competitors may be able to respond more quickly to new or expanding technology and devote more resources to product development, marketing or content acquisition than we can. If competitors offer higher royalties, easier contribution workflows, less selective vetting processes or convince contributors to distribute their content on an exclusive basis, contributors may choose to stop distributing new content with us or remove their existing content from our collection. Competitors may also seek to develop new products, technologies or capabilities that could render many of the products, services and content types that we offer obsolete or less competitive. If we are unable to compete successfully against our competitors, our growth prospects and results of operations may be adversely affected.

New competitors could enter our market for creative content, and we may be unsuccessful in competing with these new entrants.
New competitors may enter our market for creative content, particularly if technological advances or other market dynamics make creating, sourcing, archiving, indexing, reviewing, searching or delivering creative content easier or more affordable. While we believe that there are obstacles to creating a meaningful network effect between customers and contributors, the barriers to creating a website that allows for the sale of digital content are low, which could result in greater competition. Our contributors, for example, may freely offer the content they provide to us to our competitors and may remove their content from our collection at any time. New entrants may raise significant amounts of capital and they may choose to prioritize increasing their market share and brand awareness over profitability, including, for example, by offering higher royalties for exclusivity. Additionally, larger, more established and better capitalized entities may acquire, invest in or partner with our competitors or leverage their own image-related competencies to enter our market. For example, Adobe recently acquired one of our competitors, Fotolia, to enter our market for digital content, and it is possible that this acquisition may negatively impact our business and financial condition. If we are unable to compete successfully against new entrants, our growth prospects and results of operations may be adversely affected.
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
We have been subject to a variety of third-party infringement claims in the past and will likely be subject to similar claims in the future. We license all of our digital content from photographers, illustrators, videographers and composers, and, although we generally have staff committed to reviewing the content that we accept into our collection, we cannot guarantee that each contributor holds the rights or releases he or she claims or that such rights and releases are adequate. As a result, we may be subject to infringement claims or other claims by third parties. Furthermore, we offer our customers indemnification at amounts ranging from $10,000 to $250,000, with certain exceptions for which our indemnification obligations are uncapped, for direct damages attributable to our breach of the express representations and warranties contained in our license agreements, which provide that unaltered content downloaded and used in compliance with the license agreement and applicable law does not infringe any copyright, trademark or other intellectual property right, violate any third parties' rights of privacy or publicity, or violate any U.S. law, or is not defamatory, libelous, pornographic or obscene. However, our contractual maximum liability may not be enforceable in all jurisdictions. In addition, we maintain insurance policies to cover potential intellectual property disputes. Since January 1, 2013, we have not incurred any material financial liability as a result of these indemnification obligations and aggregate amounts paid to date to settle customer indemnification claims have not been material to our business. Although we have insurance to cover indemnification claims, and although, to date, these claims have not resulted in any material liability to us, we have incurred, and will continue to incur, expenses related to such claims and related settlements, which may increase over time. If a third-party infringement claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against all losses. Any claims against us, regardless of their merit, could severely harm our financial condition and reputation, strain our management and financial resources, and adversely affect our business.
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
We have experienced, and expect to continue to experience, significant growth, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources. Continued growth could also strain our ability to maintain reliable operation of our online marketplaces for our customers and contributors, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. As our operations have grown in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure, which will require significant expenditures and allocation of valuable management resources. If we fail to allocate limited resources effectively in our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition will suffer.
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
The satisfactory performance, reliability and availability of our websites and our network infrastructure are critical to our reputation, our ability to attract and retain both customers and contributors to our online marketplace and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We have in the past experienced, and may in the future experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors, data corruption, denial-of-service attacks, or an overwhelming number of visitors trying to reach our websites during periods of strong demand. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate two data centers in an active/standby configuration for geographic redundancy and even though we maintain a third disaster recovery facility to back up our collection, a system disruption at the active data center could result in a noticeable disruption to our websites until all website traffic is redirected to the standby data center. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could result in a loss of revenue. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. In addition, we have entered into service level agreements with some of our larger customers. Technological interruptions could result in a breach of such agreements and subject us to considerable penalties.
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
Continuing to expand our business to attract customers and contributors in countries other than the United States is a critical element of our business strategy. In 2015, approximately 66% of our revenue was derived from customers located outside of the United States. While a significant portion of our customers reside outside of the United States, we have a limited operating history as a company outside the United States. We expect to continue to devote significant resources to international expansion through establishing additional offices, hiring additional overseas personnel and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our collection and user experience for foreign markets. Our ability to expand our business and to attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

•	compliance with foreign laws and regulations, including disclosure requirements, privacy laws, marketing restrictions, rights of publicity, technology laws and laws relating to our content;

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
We are exposed to a variety of risks relating to non-U.S. sales and operations, including non-U.S. economic and political conditions and fluctuations in currency exchange rates, which could adversely affect our results.
As of December 31, 2015, we had operations based in a number of territories outside of the United States and a significant portion of our business is conducted throughout the world and may be transacted in currencies other than the U.S. Dollar. As a result, we are exposed to the risk of changes in social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia, Eastern Europe and Latin America which could adversely affect our business, financial condition and/or results of operations. Such changes include changes in the laws and policies that govern foreign investment in countries where the we have operations, hyperinflation, currency devaluation, currency controls, changes in consumer purchasing habits as well as, to a lesser extent, changes in U.S. laws and regulations governing foreign trade and investment.
Our net sales to customers outside of the U.S. for the years ended December 31, 2015, 2014 and 2013 were approximately 66%, 67% and 68% of our revenue, respectively. Fluctuations in foreign currency exchange rates have affected and may continue to affect our results of operations and the value of our foreign assets, which in turn may adversely affect our reported revenues and earnings or the comparability of period-to-period results of operations.
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
We have operations in various taxing jurisdictions in the United States and foreign countries, and there is a risk that the fiscal authorities in one or more jurisdictions may contend that our tax liabilities could be greater relative to prior taxable periods and more than anticipated relative to future taxable periods.

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
Furthermore, the current administration of the U.S. federal government has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed changes to U.S. tax laws. Changes to U.S. tax laws that may be enacted in the future could impact our tax liabilities. In addition, the OECD has issued guidelines to its members aimed at encouraging broad-based legislative initiatives intended to prevent purported taxation base erosion transactions and income shifting in a tax-advantaged manner, known as BEPS.  One of the most important areas on which the OECD has focused is the taxation implications of e-commerce businesses (which would potentially include our business).  The OECD encouraged further review and study with the stated expectation that legislative recommendations that seek to equitably allocate the right to tax such e-commerce businesses among all of the jurisdictions that might have an interest in assessing such taxes will be forthcoming. However, it is possible any efforts to assess such taxes by these jurisdictions will be uncoordinated which could result in greater or even double taxation that businesses may not have sufficient means to remedy. Efforts to alleviate this increased tax burden would increase the cost of structuring and compliance.    Due to the expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.
Our operations may expose us to greater than anticipated withholding, sales and transaction tax liabilities, including VAT, which could harm our financial condition and results of operations.
We may have exposure to withholding, sales or other transaction taxes (including VAT) on our past and future transactions in such jurisdictions where we are required to report taxable transactions. A successful assertion by any jurisdiction that we failed to pay such withholding, sales or other transaction taxes, or the imposition of new laws requiring the payment of such taxes, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage customers from purchasing digital content from us, or otherwise substantially harm our business and results of operations.
Further, we are subject to compliance requirements for certain of these taxes. Where appropriate, we have made accruals for these taxes, which are reflected in our consolidated financial statements.  Within the next one to three years, we believe that the resolution of certain of these tax matters are reasonably possible and that a change in estimate may occur. While such a change may be significant, it is not possible to provide a range of the potential change until such matters progress further or the related statutes of limitation expire
Failure to protect our intellectual property could substantially harm our business and operating results.
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
We have registered or applied to register "Shutterstock", "Offset", "Bigstock", "WebDAM", "PremiumBeat" and "Rex Features" and associated logos and other marks as trademarks in the United States and other jurisdictions. Nevertheless, competitors may adopt service names confusingly similar to ours, or purchase our trademarks and confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our customers. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term "Shutterstock" or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and operating results.
We are the registered owner of the shutterstock.com, bigstock.com, offset.com, webdam.com, premiumbeat.com, and rexfeatures.com internet domain names and various other related domain names. Domain names are generally regulated by internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our products within that country or to elect not to sell products in that country. Either result could harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we conduct business or in which we may conduct business in the future.
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
Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and foreign countries is and in the future will be necessary to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Furthermore, the monitoring and protection of our intellectual property rights may become more difficult, costly and time consuming as we continue to expand internationally, particularly in certain markets, such as China and certain other developing countries in Asia, in which legal protection of intellectual property rights is less robust than in the United States and in Europe. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results.
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
We collect certain confidential information in connection with registering customers and contributors and other marketplace-related processes on our websites and, in particular, in connection with processing and remitting payments to and from our customers and contributors. Although we maintain security features on our websites, our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our websites. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of the confidential information that we process for our customers, and such technology may fail to function properly or may be compromised or breached. Additionally, as described above, we use third-party payment processors and co-location and cloud service vendors for our data centers and application hosting, and their security measures may not prevent security breaches and other disruptions that may jeopardize the security of information stored in and transmitted through their systems. A party that is able to circumvent our security measures, or the security measures of our third-party payment processers or co-location and cloud service vendors for our data centers and application hosting, could misappropriate proprietary information, cause interruption in our operations, damage or misuse our websites, distribute or delete content owned by our contributors, and misuse the information that they misappropriate. Additionally, our systems may be breached by third parties without our being aware that our systems or data have been compromised. Given that the techniques used to obtain unauthorized access, attack, disable or degrade services, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
If any compromise of our security, or that of our third-party payment processers or co-location and cloud service vendors for our data centers and application hosting, were to occur, we may lose customers and our reputation, business, financial condition and operating results could be harmed. Any compromise of security may result in us being out of compliance with U.S. federal and state laws, and international laws and contractual commitments, and we may be subject to lawsuits, fines, criminal penalties, statutory damages, and other costs, including for provision of breach notices and credit monitoring to our customers. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state, or international privacy, security or consumer protection-related laws and regulations, could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity, and adversely affect our results of operations. In addition, our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.
Government regulation of the internet, both in the United States and abroad, is evolving and unfavorable changes could have a negative impact on our business.
The adoption, modification or interpretation of laws or regulations relating to the internet, e-commerce or other areas of our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the internet. Such laws and regulations may cover a vast array of activities, for example, automatic contract or subscription renewal, credit card fraud and processing, sales, advertising and other procedures, taxation, tariffs, data privacy, management and storage, cyber-security, pricing, content, copyrights, distribution, electronic contracts, consumer protection, outsourcing, broadband residential internet access, internet neutrality and the characteristics and quality of products or services, and intellectual property ownership and infringement. In certain countries, such as those in Europe, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, data privacy and security apply to the internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. Those laws that relate to the internet are at various stages of development and interpretation by the courts and agencies, and thus, the scope and reach of their applicability can be uncertain. For example, the Children's Online Privacy Protection Act in the U.S. regulates the ability of online services to collect, use or disclose certain information from children under the age of thirteen. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new customers or otherwise alter our business model, or cause us to divert resources and funds to address government or private investigatory or adversarial proceedings. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

We currently provide content licensing to customers in more than 150 countries. The data privacy, security and localization, censorship and liability standards and other potentially applicable rules or regulations, and intellectual property laws of those foreign countries, may be different than those in the United States. To the extent that any local laws or regulations apply to our company or operations and we are deemed to not be in compliance with them, our business may be harmed. For example, the Russian government recently passed a law effective September 1, 2015 requiring companies that collect personal data of Russian citizens to process and store that data on servers located in Russia. In addition, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor regime on which we depended to legitimize some of our data flows from Europe to the United States.  As a result, we are in the process of implementing alternative mechanisms to comply with Russian data localization laws and European Union data protection laws. However, there can be no assurance that we will be able to successfully comply with these laws, and therefore we may be in violation of all or some of these laws.
In addition, the OECD has issued guidelines to its members aimed at encouraging broad-based legislative initiatives intended to prevent purported taxation base erosion transactions and income shifting in a tax-advantaged manner, known as BEPS.  One of the most important areas on which the OECD has focused is the taxation implications of e-commerce businesses (which would potentially include our business).  The OECD encouraged further review and study with the stated expectation that legislative recommendations that seek to equitably allocate the right to tax such e-commerce businesses among all of the jurisdictions that might have an interest in assessing such taxes will be forthcoming. However, it is possible any efforts to assess such taxes by these jurisdictions will be uncoordinated which could result in greater or even double taxation that businesses may not have sufficient means to remedy. Efforts to alleviate this increased tax burden would increase the cost of structuring and compliance.
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
Currently, our operations are focused in significant part on our two-sided marketplace for creative content and our digital asset management platform, WebDAM. Further expansion of our operations and our marketplace into additional content categories or into new services involves numerous risks and challenges, including increased capital requirements, potential new competitors and the need to develop new contributor and strategic relationships. Growth into additional content and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such content and services to offset the costs of acquiring such content and services.
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
We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes a focus on execution. We have invested substantial time, energy and resources in building a highly collaborative team that works together effectively in a non-hierarchical environment designed to promote openness, honesty, mutual respect and pursuit of common goals. As we continue to grow and expand our operations globally, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.
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

Integration of a new company's operations, assets and personnel into ours may require significant attention from our management. The diversion of our management's attention away from our current operations or the pursuit of other opportunities that could be beneficial to us and any difficulties encountered in the integration process could harm our ability to manage our business. For example, in January 2015 we completed the acquisitions of Rex Features and PremiumBeat and there can be no assurance that we will be able to successfully integrate these businesses or any other companies, products or technologies that we acquire. Future acquisitions will expose us to potential risks, including risks associated with any acquired liabilities, the integration of new operations, technologies and personnel, unforeseen or hidden liabilities, information security vulnerabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, customers, contributors and other suppliers as a result of integration of new businesses.
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
We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our financial condition and results of operations.
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
We depend on the continued growth of online commerce and the continued adoption of digital content. If these trends do not continue, our growth prospects and results of operations could be adversely impacted.
The business of selling goods and services over the internet is dynamic and, in certain of our foreign markets, relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the internet as a medium of commerce. In countries such as the United States and the United Kingdom, where our services and online commerce generally have been available for some time and the level of market penetration of our services is higher than in other countries, acquiring new customers may be more difficult and costly than it has been in the past. In order to expand our customer base, we may need to appeal to and acquire customers who historically have used traditional means of commerce to purchase goods and services. If these target customers prove to be less active than our earlier customers, our business could be adversely impacted.
In addition, our growth is highly dependent upon the continued demand for digital content. The creative content market is rapidly evolving, characterized by changing technologies, intense price competition, introduction of new competitors, evolving industry standards, frequent new service announcements and changing consumer demands and behaviors. To the extent that demand for creative content does not continue to grow as expected, our revenue growth will suffer.

The non-payment of amounts due to us from certain of our larger customers may negatively impact our financial condition.
Our revenue generated through direct sales to large organizations has grown in recent years and represents less than 30% of our total revenue as of December 31, 2015. A portion of these customers typically purchase our products on payment terms and therefore we assume a credit risk for non-payment in the ordinary course of business. We evaluate the credit worthiness of new customers and perform ongoing financial condition evaluations of our existing customers, however there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2015, our allowance for doubtful accounts was $3.8 million. If the volume of sales to large organizations continues to grow, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms.
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
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering in 2012 at a price of $17.00 per share, the reported high and low sales prices per share of our common stock have ranged from $21.00 to $103.01 through February 19, 2016. These fluctuations could cause you to lose all or part of your investment in our common stock since you may be unable to sell your shares at or above the price at which you purchased such shares.
The trading price of our common stock depends on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

•	changes in projected operational and financial results;

•	announcements about our share repurchase program, including purchases or the suspension of purchases under the program;

•	issuance of new or updated research or reports by securities analysts;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	fluctuations in the trading volume of our shares, or the size of our public float; and

•	general economic and market conditions.
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
As of February 19, 2016, we had 35,283,219 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our "affiliates," which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
As of February 19, 2016, the holders of approximately 16 million shares of common stock were entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. We filed a registration statement on Form S-8 under the Securities Act covering shares of common stock issuable pursuant to options granted in exchange for value appreciation right, or VAR, grants outstanding as of the time of the Reorganization, as well as options and shares reserved for future issuance under our 2012 Omnibus Equity Incentive Plan and our 2012 Employee Stock Purchase Plan. Shares issued pursuant to such options and plans can be freely sold in the public market upon issuance and vesting, subject to the lock-up agreements contained in the terms of the award agreements delivered under such plans, or unless they are held by "affiliates," as that term is defined in Rule 144 of the Securities Act.
We may also issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
Jonathan Oringer, our founder, chairman and chief executive officer, controls approximately 45.8% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
As of February 19, 2016, Jonathan Oringer, our founder, chairman and chief executive officer, and our largest stockholder, owned approximately 45.8% of our outstanding shares of common stock. This concentration of ownership may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Mr. Oringer, regardless of the impact of such transaction on our other stockholders.
Additionally, if we purchase additional shares pursuant to our share repurchase program, Mr. Oringer’s ownership percentage would increase, and, depending on the magnitude of our repurchases and other factors, could result in his owning a majority of the outstanding shares of our common stock. If Mr. Oringer were to own a majority of the outstanding shares of our common stock, he would have the ability to control the outcome of certain matters requiring stockholder approval, including the election and removal of our directors and significant corporate transactions. Additionally, this could trigger certain change in control provisions in our employment agreements and agreements relating to certain outstanding equity awards.

Purchases of shares of our common stock pursuant to our share repurchase program may affect the value of our common stock, and there can be no assurance that our share repurchase program will enhance shareholder value.
Pursuant to our publicly announced share repurchase program, we are authorized to repurchase up to $100 million of our outstanding common stock. We had approximately $84.4 million remaining under this authorization as of December 31, 2015. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Additionally, repurchases under our share repurchase program have and will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock has declined, and may continue to decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
We have incurred and will continue to incur increased costs and our management will continue to face increased demands as a result of continuously improving our operations as a public company.
We have incurred and will continue to incur significant legal, tax, insurance, accounting and other expenses as a result of continuously improving our operations as a public company. In addition, our administrative staff has performed and will continue to be required to perform tasks consistent with those of other public companies. For example, we intend to implement a new enterprise resource planning software system that will replace a majority of our critical finance and financial operations systems. If we experience delays or difficulties in implementing the new enterprise resource planning system, or if we otherwise do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, or satisfy customer requirements, among other things.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission, or the SEC, and the stock exchanges are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We have incurred and will continue to incur higher costs to obtain directors' and officers' insurance as a result of operating as a public company. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and attract and retain qualified executive officers.
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
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.
As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, and the related rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal control is necessary for us to provide reliable, timely financial reports and prevent fraud.

Our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the New York Stock Exchange or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support and customer service under operating lease agreements that expire on various dates between 2016 and 2021. We also have various co-location agreements with third-party hosting facilities that expire on various dates between 2016 and 2018. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol "SSTK" since October 11, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported for the period indicated on the NYSE:

	Year Ended December 31,
	2015		2014
	Low	High	Low	High
First Quarter	$54.46	$71.66	$72.45	$103.01
Second Quarter	57.94	74.30	60.01	86.84
Third Quarter	28.96	59.56	69.30	86.79
Fourth Quarter	$27.50	$38.86	$58.26	$84.06
Stockholders
As of February 19, 2016, there were 6 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the three months ended December 31, 2015.
Dividend Policy
We did not pay cash dividends on our common stock during either of the years ended December 31, 2015 or 2014. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based upon on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
The table below presents shares of our common stock which we acquired during the three months ended December 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number(or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2015	—	—	—
November 1 - 30, 2015	163,568	$36.05	163,568
December 1 - 31, 2015	296,034	32.88	296,034
	459,602	$34.01	459,602	$84,369
_______________________________________________________________________________

(1)
We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by the our board of directors. In October 2015, our board of directors authorized the repurchase of up to $100 million of our common stock, and, as of December 31, 2015, $84.4 million remained available for purchase under this authorization.

Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2015.

Item 6.    Selected Financial Data.
We have derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$425,149	$327,971	$235,515	$169,616	$120,271
Operating expenses:(1)
Cost of revenue	174,526	130,022	90,627	64,676	45,504
Sales and marketing	106,636	82,125	56,738	45,107	31,929
Product development	41,322	38,301	21,764	16,330	9,777
General and administrative	61,647	38,487	23,063	21,651	10,171
Total operating expenses	384,131	288,935	192,192	147,764	97,381
Income from operations	41,018	39,036	43,323	21,852	22,890
Other (expense) / income, net(2)	(6,746)	(859)	52	(47)	10
Income before income taxes	34,272	38,177	43,375	21,805	22,900
Provision (benefit) for income taxes (3)	14,720	16,088	16,896	(25,738)	1,036
Net income	$19,552	$22,089	$26,479	$47,543	$21,864
_______________________________________________________________________________

(1)	Includes non-cash equity-based compensation of $28,860, $23,768, $6,208, $10,385, and $2,122 for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(2)
Includes changes in fair value of contingent consideration related to the WebDAM (2015 and 2014) and PremiumBeat (2015) acquisitions; transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries' functional currencies, which was not material in 2013, 2012 and 2011; and interest income and expense, which is not material in any period presented.

(3)
We operated as a New York limited liability company, or an LLC, for federal and state income tax purposes, taxed as a partnership, and therefore were subject only to certain local income taxes and were not subject to federal and state income taxes through October 4, 2012 and for the period ended December 31, 2011. Following our reorganization from an LLC to a Delaware corporation on October 5, 2012, which we refer to as the Reorganization, we became subject to income taxes at a combined federal, state and local tax rate of approximately 40%.

	As of December 31,
	2015	2014	2013	2012	2011

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$241,304	$233,453	$155,355	$102,096	$14,097
Short term investments	47,078	54,844	54,429	—	—
Working capital (deficit)	174,891	203,203	151,260	56,684	(28,436)
Property and equipment, net	32,094	26,744	20,256	5,255	3,844
Total assets	469,121	383,777	278,488	147,114	24,855
Deferred revenue	98,239	75,789	52,100	37,934	28,451
Total liabilities	180,556	132,344	95,889	70,180	49,058
Redeemable preferred members' interest	—	—	—	—	33,725
Common members' interest	—	—	—	—	5,699
Total members' deficit	—	—	—	—	(57,928)
Total stockholders' equity	$288,565	$251,433	$182,599	$76,934	$—
Non-GAAP Financial Measures and Key Operating Metrics
To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, including Adjusted EBITDA, Non-GAAP Net Income and Free Cash Flow, as well as certain key operating metrics. These non-GAAP financial measures and key operating metrics are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Non-GAAP Financial Measures(1) (in thousands):
Adjusted EBITDA	$84,719	$71,088	$53,401	$34,877	$26,532
Non-GAAP Net Income	44,181	38,596	31,094	28,136	24,100
Free Cash Flow	$68,347	$64,188	$42,305	$41,472	$36,105
Key Operating Metrics:
Paid downloads(2) (in millions)	147.2	125.9	100.2	76.0	58.6
Revenue per download(3)	$2.84	$2.58	$2.35	$2.23	$2.05
Images in our collection(4) (in millions) (end of period)	71.4	46.8	32.2	23.3	17.4
_______________________________________________________________________________

(1)
See "—Non-GAAP Financial Measures" below as to how we define and calculate Adjusted EBITDA, Non-GAAP Net Income and Free Cash Flow and for a reconciliation from net income and cash from operating activities, the most directly comparable financial measures presented on a GAAP basis, to these non-GAAP financial measures and a discussion about the limitations of these financial measures.

(2)
Paid downloads is the number of paid content downloads that our customers make during a given period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Paid Downloads" for more information as to how we define and calculate paid downloads.

(3)
Revenue per download is the amount of content-related revenue recognized in a given period divided by the number of paid downloads in that period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Revenue per Download" for more information as to how we define and calculate revenue per download.

(4)
Images in our collection are the total number of photographs, vectors and illustrations available to customers on shutterstock.com at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available to our customers through an application program interface and certain images that may be licensed for editorial use only. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Images in our Collection" for more information as to how we define and calculate images in our collection.

Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K Adjusted EBITDA, a Non-GAAP financial measure. We define Adjusted EBITDA as net income adjusted for other income and expenses, income taxes, depreciation, amortization, disposals and non-cash equity-based compensation. We believe Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our asset base (depreciation and amortization), asset disposals, non-cash equity-based compensation and other income and expense which is inclusive of certain non-cash charges and taxes.
Our use of Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP, as the excluded items may have significant effects on our operating results and financial condition. Additionally, our measure of Adjusted EBITDA may differ from other companies' measures of Adjusted EBITDA. When evaluating our performance, Adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.
The following is a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in thousands)
Net income	$19,552	$22,089	$26,479	$47,543	$21,864
Non-GAAP adjustments:
Depreciation and amortization	14,841	7,917	3,870	2,640	1,520
Write-off property and equipment	—	367	—	—	—
Non-cash equity-based compensation	28,860	23,768	6,208	10,385	2,122
Other expense (income)	6,746	859	(52)	47	(10)
Provision (benefit) for income taxes	14,720	16,088	16,896	(25,738)	1,036
Adjusted EBITDA	$84,719	$71,088	$53,401	$34,877	$26,532
Non-GAAP Net Income
To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K Non-GAAP Net Income, a non-GAAP financial measure. We define Non-GAAP Net Income as net income excluding a one-time tax benefit due to the Reorganization, the after-tax impact of non-cash equity-based compensation, the impact of changes in fair value of contingent consideration and amortization of intangible assets related to acquisitions. We believe Non-GAAP Net Income is an important measure of operating performance because it allows management, investors and others to evaluate and compare our operating results from period to period by removing the impact of our one-time tax benefit due to the Reorganization in October 2012, non-cash equity-based compensation, and items related to our acquisitions, which are not necessarily reflective of our ongoing operations.
Our use of Non-GAAP Net Income has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP as the excluded items may have significant effects on our operating results and financial condition. Additionally, our measure of Non-GAAP Net Income may differ from other companies' measures of Non-GAAP Net Income. When evaluating our performance, Non-GAAP Net Income should be considered alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

The following is a reconciliation of net income to Non-GAAP Net Income for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in thousands)
Net income	$19,552	$22,089	$26,479	$47,543	$21,864
Non-GAAP adjustments (net of tax):
One-time tax benefit due to reorganization to a corporation	—	—	—	(28,811)	—
Non-cash equity-based compensation	18,712	15,960	4,496	9,249	2,081
Acquisition-related amortization expense	2,864	347	119	155	155
Change in fair value of contingent consideration	3,053	200	—	—	—
Non-GAAP Net Income	$44,181	$38,596	$31,094	$28,136	$24,100
Free Cash Flow
To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K Free Cash Flow, a non-GAAP financial measure. We define Free Cash Flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition. We believe that Free Cash Flow is an important measure of operating performance because it allows management, investors and others to evaluate the cash that we generate after the financing of projects required to maintain or expand our asset base.
Our use of Free Cash Flow has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP as the excluded items may have significant effects on our operating results and financial condition. Additionally, our measure of Free Cash Flow may differ from other companies' measures of Free Cash Flow. When evaluating our performance, you should consider Free Cash Flow alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in thousands)
Net cash provided by operating activities	$85,331	$82,859	$56,373	$45,534	$39,547
Capital expenditures and content acquisition	(16,984)	(18,671)	(14,068)	(4,062)	(3,442)
Free Cash Flow	$68,347	$64,188	$42,305	$41,472	$36,105
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
        The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See the "Forward Looking Statements" disclosure in Item 1 above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the "Risk Factors" disclosure in Item 1A above for additional discussion of such risks.
Overview and Recent Developments
We are a leading global provider of high quality creative content including: (a) digital imagery, which consists of licensed photographs, illustrations, vectors and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, which consists of high-quality music tracks and sound effects and which is often used to complement the digital imagery. We also offer digital asset management services through WebDAM, our cloud-based digital asset management platform. This service provides tools for customers to better manage content assets.

Our global marketplace brings together users of creative content with content producers from around the world by providing a freely searchable collection of content that our customers can pay to license, download and incorporate into their work. More than 1.4 million active, paying customers contributed to our revenue in 2015. As of December 31, 2015, more than 95,000 approved contributors made their images, video clips and music tracks available in our collection, which has grown to more than 70 million images and more than 3.5 million video clips as of December 31, 2015. This makes our collection of creative content one of the largest of its kind, and we delivered more than 140 million paid downloads to our customers from that collection during the year ended December 31, 2015. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.
In January 2015, we acquired Rex Features, the largest independently owned photographic press agency in Europe, specializing in editorial imagery, such as celebrity, entertainment, sports and news images and PremiumBeat, a leading provider of exclusive, high-quality music and sound effects for use in videos, films, television, mobile applications, games, and other creative projects.
In April 2015, we announced that Paul J. Hennessy, Chief Executive Officer of priceline.com, was appointed to our board of directors.
In June 2015, we announced an alliance with PMC to create and license entertainment and fashion content to media, publishing and creative companies.
In October 2015, we surpassed over $350 million in all-time cumulative payouts to our contributors.
In October 2015, we entered into an exclusive distribution agreement with Red Bull Media House, or Red Bull, to market and license Red Bull's video collection. This exclusive distribution arrangement began in January 2016.
In December 2015, we launched Shutterstock Editor, a tool which allows customers to instantly customize images without leaving their browsers.
In December 2015, we surpassed over 70 million commercially licensable images in our collection.
As a global marketplace, we generate revenue by licensing creative content to our customers and paying royalties to contributors each time their content is delivered to a customer for use. During the year ended December 31, 2015, 33% of our revenue and the majority of our downloads come from subscription-based users. These customers can download and use a large number of images in their creative process without concern for the incremental cost of each image download. For customers with other content needs, we offer simple, affordable, On Demand pricing, which is presented as a flat rate per download. Since the launch of our On Demand purchase options in 2008, revenue from our On Demand purchase options has increased as a percentage of our overall revenue to approximately 38% of our revenues for the year ended December 31, 2015, and we expect that this trend will continue.
Each time an image, video clip or music track is delivered to a customer for use, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue as described on our websites, and are typically paid to contributors on a monthly basis, subject to withholding taxes and certain payout minimums. Royalties represent the largest component of our operating expenses and tend to increase proportionally with revenue.
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
As a provider of digital asset management technology, we generate revenue by licensing the use of our WebDAM platform to customers on a contract basis, which is typically twelve months.
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
We have achieved significant growth in the past three years. Our total revenue has grown to $425.1 million in 2015 from $328.0 million in 2014 and $235.5 million in 2013, representing a compound annual growth rate of 34% since 2013. As our revenue has grown, so have our operating expenses, to $384.1 million in 2015 from $288.9 million in 2014 and $192.2 million in 2013, principally as a result of increased royalties, marketing costs, payroll expenses and non-cash equity-based compensation.
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have been a significant percentage of revenue. Since we believe the market for creative content is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images, videos and music that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 70 million images and 3.5 million video clips as of December 31, 2015, making it one of the largest libraries of its kind.
Even as we have invested in our key growth drivers of customer acquisition, customer experience improvement and content acquisition, we have delivered strong profitability. In 2015, our net income was $19.6 million and net cash from operating activities was $85.3 million. In the same period, Adjusted EBITDA, Non-GAAP Net Income, and Free Cash Flow were $84.7 million, $44.2 million and $68.3 million, respectively. See Part II, Item 6 of this Annual Report on Form 10-K under the heading "Selected Financial Data—Non-GAAP Financial Measures."
On September 25, 2013, we completed a follow-on offering of 5,290,000 shares of common stock, which included 690,000 shares of common stock sold by us and certain stockholders as a result of the underwriters' exercise of their option to purchase additional shares, at a price of $60.00 per share. We sold 1,150,000 shares of common stock and the selling stockholders sold 4,140,000 shares of common stock in the offering. The aggregate offering price for shares sold by us in the offering resulted in net proceeds to us of $65.9 million after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $0.9 million.
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013

	(in millions, except revenue per download)
Paid downloads (during period)	147.2	125.9	100.2
Revenue per download (during period)	$2.84	$2.58	$2.35
Images in collection (end of period)	71.4	46.8	32.2
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

Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding the impact of revenue that is not derived from or associated with the download of images, video clips or music tracks. This metric captures changes in our pricing, if any, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others and the impact that changes in foreign currency rates have on our pricing. For example, when a customer pays $49.00 for five On Demand images, we earn more revenue per download ($9.80 per download) than when a customer purchases a one-month subscription for $249.00 and downloads 100 images during the month ($2.49 per download). Over the last three years, revenue from each of our purchase options has grown, however our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand purchase options. Revenue per download has increased steadily over the last three years, almost entirely due to the change in product mix. During this period, pricing has remained relatively constant. Additionally, as our business grows and expands into other products and regions around the world, this metric may become less important.
Images in our Collection
We define images in our collection as the total number of photographs, vectors and illustrations available to customers for commercial license on shutterstock.com at any point in time. We exclude content from this collection metric that is not uploaded directly to our site but is available to our customers through an application program interface and certain content that may be licensed for editorial use only. We record this metric as of the end of a period. Offering a large selection of images allows us to acquire and retain customers and, therefore, we believe that broadening our selection of high-quality images is an important driver of our revenue growth.
Basis of Presentation
Revenue
The vast majority of our revenue, net of chargebacks and refunds, is generated through the licensing of creative content. The majority of our licensing revenue is generated via either subscription or On Demand purchase options. We generate subscription revenue through the sale of subscriptions varying in length from one month to one year. Historically, our most popular subscription offering allowed up to 25 image downloads per day for a flat monthly fee. During 2015, we began offering subscriptions to our customers that removed daily image limits, and instead allowed up to 750 image downloads per month, giving our customers greater flexibility in their creative process. For subscriptions with daily limits, revenue is recognized on a straight-line basis over the subscription period. Revenue from subscription plans with monthly limits are recognized on a per usage basis or when the right to download expires.
We generate On Demand revenue through the sale of fixed content packages varying in download quantities and through Bigstock via the sale of "credits" plans, which enable a customer to purchase a fixed number of credits which can then be utilized to download images anytime within one year. For on-demand purchases, we typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as content is downloaded or when the right to download content expires (typically 365 days after purchase). We provide a number of other purchase options, which collectively represented approximately 29% of our revenue in 2015. These purchase options include custom and enterprise accounts for customers that require multi-seat access, invoicing, greater or unlimited indemnification, or a higher volume of content. We typically receive the full amount of the purchase at the time of sale; however, revenue is recognized as content is downloaded or when the right to download expires (typically 365 days after purchase). Some of our larger custom accounts are invoiced and pay us on credit terms. For some custom accounts, payment is received in installments over the course of an annual commitment.
We also generate revenue through WebDAM, which we acquired in March 2014. WebDAM licenses digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. Software licensing fees are recognized ratably as revenue over the course of the contractual term which is typically one year. Any setup or implementation fees are recognized ratably over the longer of the contractual term or the estimated customer relationship period which is currently three years. Fees for on-boarding and professional services, which typically take place over a period of time less than one year and provide immediate benefit to customers upon completion, are recorded as revenue when services are substantially complete and all other revenue recognition criteria have been met.
Our deferred revenue consists of amounts paid by customers for which revenue recognition criteria have not been met. For content revenue, deferred revenue is recognized as revenue when content is downloaded, through the passage of time or when the credits or the right to download content expires, and all other revenue recognition criteria have been met. For WebDAM, deferred revenue is recognized as revenue through passage of time (subscriptions) or when a project is substantially complete (on-boarding and professional services) and all other revenue recognition criteria have been met.

Costs and Expenses
Cost of Revenue.    Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, the infrastructure and hosting costs related to maintaining our websites and cloud-based software platform and associated employee compensation, including non-cash equity-based compensation, bonuses and benefits, amortization of content and technology intangible assets, allocated facility costs and other supporting overhead costs. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future as our revenue grows.
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
Product Development.    Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development expenses as incurred, except for costs that are capitalized for internal use software development projects. During the year ended December 31, 2015, we experienced an increase in capitalized costs for internal use software development related primarily to our efforts to launch new and innovative products. We expect product development expenses, of which a portion will be capitalized, to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.    General and administrative expenses include employee compensation, including non-cash equity-based compensation, bonuses and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology, business intelligence and other administrative personnel. In addition, general and administrative expenses include outside legal, tax and accounting services, insurance, facilities costs and other supporting overhead costs. We expect to incur incremental general and administrative expenses to support our global operational growth and enhancements to support our reporting and planning functions.
Other Expense, Net.  Other expense consists of non-operating costs such as foreign currency transaction gains and losses, changes in fair value of contingent consideration related to acquisitions and interest income and expense. We expect to incur incremental expense related to changes in fair value of contingent consideration related to our PremiumBeat acquisition as we reach the measurement date. Additionally, as we increase the volume of business transacted in foreign currencies as a result of international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
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

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$425,149	$327,971	$235,515
Operating expenses:
Cost of revenue	174,526	130,022	90,627
Sales and marketing	106,636	82,125	56,738
Product development	41,322	38,301	21,764
General and administrative	61,647	38,487	23,068
Total operating expenses	384,131	288,935	192,197
Income from operations	41,018	39,036	43,318
Other (expense) income, net	(6,746)	(859)	57
Income before income taxes	34,272	38,177	43,375
Provision for income taxes	14,720	16,088	16,896
Net income	$19,552	$22,089	$26,479
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	41%	40%	38%
Sales and marketing	25%	25%	24%
Product development	10%	12%	9%
General and administrative	15%	12%	10%
Total operating expenses	91%	89%	81%
Income from operations	9%	11%	19%
Other (expense) income, net	(2)%	—%	—%
Income before income taxes	7%	11%	19%
Provision for income taxes	3%	5%	7%
Net income	4%	6%	12%

Comparison of the Years Ended December 31, 2015 and December 31, 2014
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2015	2014	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$425,149	$327,971	$97,178	30%
Operating expenses:
Cost of revenue	174,526	130,022	44,504	34
Sales and marketing	106,636	82,125	24,511	30
Product development	41,322	38,301	3,021	8
General and administrative	61,647	38,487	23,160	60
Total operating expenses	384,131	288,935	95,196	33
Income from operations	41,018	39,036	1,982	5
Other expense, net	(6,746)	(859)	(5,887)	*
Income before income taxes	34,272	38,177	(3,905)	(10)
Provision for income taxes	14,720	16,088	(1,368)	*
Net income	$19,552	$22,089	$(2,537)	(11)%
_______________________________________________________________________________
*    Not meaningful. See "—Other expense, net" and "—Income Taxes" below
Revenue
Revenue increased by $97.2 million, or 30%, to $425.1 million in 2015 as compared to 2014. This increase in revenue was primarily attributable to an increase in the number of paid downloads and an increase in revenue per download, as well as the impact from incremental sales related to our 2015 acquisitions of Rex Features and PremiumBeat, offset by the impact of foreign currency. In 2015 and 2014, we delivered 147.2 million and 125.9 million paid downloads, respectively, and our revenue per download increased to $2.84 from $2.58. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings and other purchase options, which includes our enterprise business, which capture a higher effective price per content download and to a lesser extent, revenue related to the 2015 acquisitions. Comparing 2015 to 2014, revenue from North America increased to 39% from 37% while revenue from Europe decreased to 34% from 35% and revenue from the rest of the world remained flat at 27%.
Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $44.5 million, or 34%, to $174.5 million in 2015 as compared to 2014. Royalties increased $31.2 million, or 34%, as a result of an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues in the future, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and to a lesser extent the contributor's achievement level of royalty target thresholds. Credit card charges increased $1.5 million, or 14%, driven by an increase in card volume activity in 2015. Employee-related costs increased $4.7 million, or 42%, driven by increased headcount in customer service, content and website operations to support increased customer volume and a more robust website infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $5.8 million, or 51%, to $17.3 million in 2015 as compared to 2014.
Sales and Marketing.    Sales and marketing expenses increased by $24.5 million, or 30%, to $106.6 million in 2015 as compared to 2014. Advertising expenses, the largest component of our sales and marketing expenses, increased by $9.3 million, or 21%, as compared to the prior period, as a result of increased spending on affiliate and search advertising and new channels in 2015. We anticipate that our global advertising spend will continue to increase in absolute dollars in the future, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $12.5 million, or 40%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our enterprise sales team.

Product Development.    Product development expenses increased by $3.0 million, or 8%, to $41.3 million in 2015 as compared to 2014. Employee-related expenses increased by $1.5 million, or 5%, driven by headcount increases in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. Consulting costs increased by $0.5 million, or 20%, primarily due to costs associated with outsourced and internal product development and quality assurance services. A portion of these employee-related and consulting expenses were offset by an increase in the amount of capitalized costs relating to our investment in internal-use software, primarily relating to increased functionality for our internal tools and websites. We anticipate product development expenses will continue to increase in absolute dollars in the future, of which a portion will be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.    General and administrative expenses increased by $23.2 million, or 60%, to $61.6 million in 2015 as compared to 2014. Employee-related expenses, excluding non-cash equity based compensation, increased by $7.7 million, or 71%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth of our business and the infrastructure necessary to operate as a public company. Non-cash equity based compensation increased by $3.9 million, or 36%, to $14.9 million primarily due to equity awards granted as a result of the 2015 acquisitions and equity awards to both new and existing employees. The increase in employee-related expenses and non-cash equity-based compensation also included severance and equity acceleration costs associated with executive management. Professional fees and depreciation expense increased by $5.7 million, or 78%, primarily due to increased outside and transactional services and the result of amortization of intangible assets associated with recent acquisitions.
Other expense, net.    Other expense, net was $6.7 million in 2015 as compared to $0.9 million in 2014. Other expense, net includes the change in the fair value of the contingent consideration related to the acquisitions of PremiumBeat and WebDAM, which was approximately $4.8 million in 2015 and $0.2 million in 2014. Also included is foreign currency expenses, which were $1.2 million in 2015 as compared to $0.7 million in 2014. The increase if foriegn currency expenses was primarily related to weakening Euro and British Pound against the US Dollar. We expect additional expense related to the change in fair value for the PremiumBeat contingency consideration in 2016 as the settlement date of the contingency is early 2017, however the amount accrued for WebDAM as of December 31, 2015 represents the maximum amount payable under the contingency, and as such, no additional expense is expected in 2016. We expect foreign currency transaction gains and losses to continue to fluctuate as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar
Income Taxes.    Income tax expense decreased by $1.4 million to $14.7 million in 2015 as compared to 2014. Our effective tax rates for the years ended December 31, 2015 and 2014 were approximately 43.0% and 42.1%, respectively. During the years ended December 31, 2015 and 2014, we incurred a discrete tax expense related primarily to a change in state and local tax rates and our state apportionment percentage, which increased our effective tax rate by 0.8% and 1.4%, respectively. Excluding these discrete items, the effective rate would have been 42.2% and 40.7% for the years ended December 31, 2015 and 2014, respectively.

Comparison of the Years Ended December 31, 2014 and December 31, 2013
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2014	2013	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$327,971	$235,515	$92,456	39%
Operating expenses:
Cost of revenue	130,022	90,627	39,395	43
Sales and marketing	82,125	56,738	25,387	45
Product development	38,301	21,764	16,537	76
General and administrative	38,487	23,068	15,419	67
Total operating expenses	288,935	192,197	96,738	50
Income from operations	39,036	43,318	(4,282)	(10)
Other (expense)/income, net	(859)	57	(518)	*
Income before income taxes	38,177	43,375	(4,800)	(11)
Provision for income taxes	16,088	16,896	(808)	*
Net income	$22,089	$26,479	$(3,992)	(15)%
_______________________________________________________________________________
*    Not meaningful. See "—Other (expense)/income, net" and "—Income Taxes" below
Revenue
Revenue increased by $92.5 million, or 39%, to $328.0 million in 2014 as compared to 2013. This increase in revenue was primarily attributable to an increase in the number of paid downloads and an increase in revenue per download. In 2014 and 2013, we delivered 125.9 million and 100.2 million paid downloads, respectively, and our average revenue per download increased to $2.58 from $2.35. Paid downloads increased primarily due to the acquisition of new customers. Revenue per download increased primarily due to growth in our On Demand offerings and other purchase options, which includes direct sales. On Demand offerings and other purchase options capture a higher effective price per download. Comparing 2014 to 2013, revenue from North America increased to 37% from 36% while revenue from Europe decreased to 35% from 36% and revenue from the rest of the world remained flat at 28%.
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
Product Development.    Product development expenses increased by $16.5 million, or 76%, to $38.3 million in 2014 as compared to 2013. Employee-related expenses increased by $13.7 million, or 88%, driven by headcount increases in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. Consulting-related costs increased by $0.7 million, or 38%, primarily due to costs associated with outsourced and internal product development and quality assurance services.

General and Administrative.    General and administrative expenses increased by $15.4 million, or 67%, to $38.5 million in 2014 as compared to 2013. Employee-related expenses, excluding non-cash equity based compensation, increased by $2.9 million, or 36%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth of our business and the infrastructure necessary to operate as a public company. Non-cash equity based compensation increased by $8.0 million to $11.0 million primarily due to the equity awards granted to our chief executive officer as well as increases in equity awards granted as a result of the WebDAM acquisition and equity awards to both new and existing employees. Professional fees and depreciation expense increased by $3.0 million, or 69%, primarily due to tax and legal fees incurred as the result of our international expansion and increased property and equipment as a result of our new office facilities. Included in the above amounts for 2014 are transaction-related costs of approximately $1.2 million as a result of the WebDAM acquisition completed in March 2014 and the PremiumBeat and Rex acquisitions completed in January 2015 and costs related to the re-location to our new principal office in New York City of approximately $0.4 million.
Other (expense)/income, net.    Other expense was $0.9 million in 2014 as compared to other income of $0.1 million in 2013. Other income and expense relate primarily to transaction gains and losses related to cash balances denominated in currencies other than the functional currency of our subsidiaries and changes in the fair value of contingent consideration related to the WebDAM acquisition.
Income Taxes.    Income tax expense decreased by $0.8 million to $16.1 million for 2014 as compared to 2013. Our effective tax rates for the years ended December 31, 2014 and 2013 were approximately 42.1% and 39.0%, respectively. During the year ended December 31, 2014, we incurred a discrete tax expense related primarily to a change in state and local tax rates and our state apportionment percentage, which increased our effective tax rate by 1.4%. During the year ended December 31, 2013, we incurred a discrete tax expense primarily related to a change in state tax rates and our state apportionment percentage offset by a discrete tax benefit recognized upon filing our final LLC tax return for the 2012 fiscal period. These discrete items decreased our effective tax rate by 0.1% during the year ended December 31, 2013. Excluding these discrete items, the effective rate would have been 40.7% and 38.9% for the years ended December 31, 2014 and 2013, respectively.
Liquidity and Capital Resources
As of December 31, 2015, we had cash and cash equivalents of $241.3 million, which primarily consisted of checking accounts and money market mutual funds. Additionally, we held short-term investments in the amount of $47.1 million, all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flow generated from operations.
Historically, our principal uses of cash have been funding our operations, capital expenditures and content acquisition. We plan to finance our operations and capital expenses largely through cash generated by our operations. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.
We entered into a term loan facility in September 2012 that provided for a $12.0 million term loan. Borrowings under the term loan facility were used to fund our short-term capital needs and, on March 25, 2013, we paid off the remaining outstanding balance of $6.0 million. As of December 31, 2015, we had no outstanding debt and no available line of credit.
In October 2015, our board of directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $100 million of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our share repurchase program is subject to us having available cash to fund repurchases. Under this program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of December 31, 2015, we had repurchased approximately 460,000 shares of our common stock under the share repurchase program at an average per-share cost of $34.01, of which $0.8 million has not been paid and is included in accrued expenses as of December 31, 2015. As of December 31, 2015, we have $84.4 million remaining for purchases under this program.

Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, enhancements to the functionality of our current platform, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure.  We anticipate capital additions, inclusive of digital content acquisition and capitalized labor, of approximately $25 million for 2016. See Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding capital expenditures for the year ended December 31, 2015.
Additionally, we may also use funds to acquire or invest in complementary companies, products, or technologies.
Historical Trends
The following table summarizes our cash flow data for 2015, 2014 and 2013, respectively.

	Year Ended December 31,
	2015	2014	2013
		(in thousands)
Net cash provided by operating activities	$85,331	$82,859	$56,373
Net cash used in investing activities	$(71,846)	$(29,013)	$(70,086)
Net cash (used in)/provided by financing activities(1)	$(4,061)	$24,943	$66,969
_______________________________________________________________________________

(1)
Includes net proceeds from our follow-on offering offset by final repayment of the term loan facility for the year ended December 31, 2013 and repurchase of common stock under the share repurchase program for the year ended December 31, 2015. No distributions or dividends have been paid during the periods presented.

Cash Flows
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. The majority of our revenues are generated from credit card transactions and are typically settled within one to five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to contributors and vendors and personnel-related expenditures.
In 2015, net cash provided by operating activities was $85.3 million including net income of $19.6 million and non-cash equity-based compensation of $28.9 million and depreciation and amortization of $14.8 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $22.6 million, primarily related to an increase in purchases of both subscription and On Demand products and to a lesser extent an increase in deferred revenue related to our WebDAM services.
In 2014, net cash provided by operating activities was $82.9 million, including net income of $22.1 million and non-cash equity-based compensation of $23.8 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $22.6 million, primarily related to an increase in purchases of both subscription and On Demand products. Accounts payable and other operating liabilities increased by $10.0 million as trade payables grew in volume and payroll costs increased due to additional headcount. Contributor royalties payable increased by $2.8 million due to increasing royalty expenses as the result of increased customer download activity.
In 2013, net cash provided by operating activities was $56.4 million, including net income of $26.5 million and non-cash compensation of $6.2 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $14.2 million, primarily related to an increase in both subscription and On Demand revenue. Accounts payable and other operating liabilities increased by $10.4 million as trade payables grew in both average size and volume and payroll costs increased due to headcount expansion. Contributor royalties payable increased by $2.2 million due to increasing royalty expenses generated by increased customer download activity. In addition, prepaid expenses increased by $16.9 million primarily due to federal, state and local estimated income tax payments made during 2013.
Investing Activities
Our investing activities have consisted primarily of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of software and website development costs, investing in short-term investments and acquisitions. Cash used in investing activities totaled $71.8 million, $29.0 million and $70.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Capital expenditures and content acquisition were $14.0 million and $3.0 million in 2015, $18.0 million and $0.7 million in 2014 and $14.1 million and $0 in 2013, respectively. Capital expenditures included software and equipment related to our data centers, as well as capitalization of leasehold improvements and software and website development costs. In addition, we purchased short-term investments, net of sales, of approximately $7.8 million, $0.4 million and $54.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015 and 2014, we also paid approximately $62.4 million and $10.0 million, respectively, net of cash acquired for the acquisitions of PremiumBeat and Rex in 2015 and WebDAM in 2014.
Financing Activities
Our financing activities have consisted primarily of proceeds from equity offerings and stock-based compensation, repurchase of common stock under our share repurchase program, and in 2013, payments on our 2012 term loan. Cash used in financing activities totaled $4.1 million for the year December 31, 2015 and cash provided by financing activities totaled $24.9 million and $67.0 million for the years ended December 31, 2014 and 2013, respectively.
Cash provided by financing activities included proceeds from the issuance of common stock in connection with stock-based compensation awards of $9.1 million, $11.8 million and $6.7 million and a corresponding excess tax benefit of $1.7 million, $13.1 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, we paid $14.8 million in connection with the repurchase of common stock under our share repurchase program. During 2013, we received $65.9 million from our follow-on offering and paid $6.0 million related to our 2012 term loan.
Contractual Obligations and Commitments
We lease office facilities under operating lease agreements that expire on various dates between 2016 and 2029. We also have several co-location agreements with third-party hosting facilities that expire between 2016 and 2018. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our office and co-location facilities as our revenue and customer base continue to grow and diversify. We do not anticipate any difficulties in renewing those leases and co-location agreements that expire within the next several years and that we currently plan to renew, or in leasing other space or hosting facilities, if required. Our future minimum payments under non-cancelable operating leases and purchase obligations are as follows as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations(1)	$37,693	$5,408	$8,813	$8,505	$14,967
Co-location obligations	1,249	1,186	64	—	—
Contingent consideration liability(2)	11,075	4,000	7,075	—	—
Purchase obligations	21,782	7,370	7,912	6,500	—
Total	$71,799	$17,964	$23,864	$15,005	$14,967
_______________________________________________________________________________

(1)
Amount does not include the impact of the amendment to the lease for our headquarters in New York City, which was finalized in January 2016 and which increases the total amount of the obligation by approximately $52.6 million, beginning January 2017.

(2)	Amount represents contingent consideration obligation, including accretion, related to the WebDAM and PremiumBeat acquisitions.
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which we amended in January 2016 and which we refer to as the ESB Lease. As amended, the ESB Lease will expire in 2029, and remaining future minimum lease payments are approximately $86.6 million, which includes approximately $52.6 million related to lease amendments finalized in January 2016. We also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facility. The letter of credit is collateralized by a corresponding amount of cash as of December 31, 2015, and as such is reported as restricted cash on the consolidated balance sheet as of December 31, 2015. In connection with the amendment to the ESB Lease in January 2016, our letter of credit was increased by approximately $0.9 million, collateralized by a corresponding amount of cash.
We also enter into license agreements under which we agree to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements for damages directly attributable to a breach by us. We are not responsible for any damages, costs, or losses to the extent such damages or losses arise as a result of the modifications made by the customer, or the context in which an image is used. Our license agreements enter ed into with customers cap our indemnification obligations at amounts ranging from $10,000 to $250,000, with certain exceptions for which our indemnification obligations are uncapped. We have experienced nominal losses to date as a result of the indemnification we offer and, as such, our reserves for indemnification-related losses are also nominal. We believe that we have the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, chargeback and sales refund reserve, goodwill, intangibles, equity-based compensation, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Revenue Recognition
The majority of our revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage-based plans. Our three primary plans are: subscription plans, On Demand plans, and credit pack plans. We recognize revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. We consider persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since most of our customers purchase products by making electronic payments at the time of a transaction with a credit card. We establish a chargeback allowance and a sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of December 31, 2015 and 2014, we recorded a chargeback allowance and a sales refund allowance of $0.7 million and $0.7 million, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on credit based on a credit evaluation for certain new customers, when necessary, and transaction history with existing customers. Any cash received in advance of revenue recognition is recorded as deferred revenue.
Subscription plans range in length from 30 days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. Revenue from subscription plans with monthly limits is recognized on a per usage basis or when the right to download expires. On Demand plans are typically for a one-year term and permit the customer to download up to a fixed amount of digital content. On Demand revenues are recognized at the time the customer downloads the digital content. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term assuming we have no further obligations. Credit pack plans are generally for a one-year term and enable the customer to purchase a fixed number of credits, which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit pack revenue is recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term assuming we have no further obligations. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. We recognize revenue from the three types of plans on a gross basis in accordance with the authoritative guidance on principal-agent considerations as we are the primary obligor in the arrangement, have control in establishing the product's price, perform a detailed review of the digital imagery before accepting it into our collection to ensure it is of high quality before it may be purchased by our customers, can reject contributor's images in our sole discretion, and have credit risk.
Customers typically pay in advance (or upon commencement of the term) via credit card, wire or check. Fees paid are deferred and recognized as described above. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms. We do not generally offer refunds or the right of return to customers. There are situations in which a customer may receive a refund but the determination is made on a case-by-case basis.
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
We also generate revenue related to WebDAM from licensing hosted software services through its cloud-based platform and related implementation, on-boarding and professional services. We enter into multiple element revenue arrangements in which a customer purchases a combination of hosted software, implementation, on-boarding and optional value added professional services. We recognize revenue for the hosted services monthly provided that there is persuasive evidence of an arrangement, the service has been delivered, the fees are fixed and determinable, and collection is reasonably assured. ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable in multiple-element arrangements, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. The hosted software services are recognized ratably over the contractual period as this service is on-going over the hosting period, which is generally a one-year term. We recognize any setup or implementation revenue over the longer of the contractual term or the estimated customer relationship period, which is currently three years. Any value added on-boarding and professional services are recognized upon completion.
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable consist of customer obligations due under normal trade terms, carried at their fair value less an allowance for doubtful accounts, if required. We determine our allowance for doubtful accounts based on an evaluation of the aging of our accounts receivable and on a customer-by-customer basis where appropriate. Our reserve analysis contemplates our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. As of December 31, 2015 and 2014, we had an allowance for doubtful accounts of $3.8 million and $1.0 million, respectively. Changes in our allowance for doubtful accounts are primarily attributable to increases in our gross accounts receivable as a result of increased sales, deterioration of the aging of our receivables, and specific customer situations arising in the period. During 2015, we increased our allowance for doubtful accounts by $2.8 million as a result of our reserve analysis primarily related to specific aged receivable balances.
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
We use the Black-Scholes option pricing model, the closing price of our common stock on the date of grant, and the Monte Carlo simulation model, if the award has a market condition, to determine the fair value of stock options and restricted stock units, or RSUs, respectively, granted pursuant to our Value Appreciation Rights Plan that was in effect prior to the Reorganization, which we refer to as the VAR Plan, or our 2012 Omnibus Equity Incentive Plan, which we refer to as the 2012 Plan, and the stock purchased pursuant to our 2012 Employee Stock Purchase Plan, which we refer to as the 2012 ESPP, all of which are discussed further in Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

•
Fair Value of Common Stock/Membership Unit.  Prior to completion of the IPO and the Reorganization, the fair value of a common ownership interest was estimated internally and approved by our Board of Managers because we were not publicly traded. Our intention upon granting VAR Plan awards was for the granted award to have an exercisable price per unit that was not less than the per unit fair value of our common equity on the date of grant. The valuations of our common equity unit were prepared in accordance with the American Institute of Certified Public Accountants Statement on Standards for Valuation Services 1: Valuation of a Business, Business Ownership Interest, Security, or Intangible Asset. The assumptions used in the valuation model were based on future expectations combined with our judgment. In the absence of a public trading market, we exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common equity unit as of the date of each VAR Plan award grant. Some but not all of these factors included operating and financial performance, current business conditions and projections, the hiring of key personnel, our history and introduction of new functionality and services, our stage of development, the likelihood of achieving a liquidity event for the common ownership interests, any adjustment necessary to recognize a lack of marketability for the common ownership interests, the market performance of comparable publicly traded companies, and U.S. and global capital market conditions. We also obtained independent third party valuations on a periodic basis. After October 11, 2012, the date our common stock began trading on the NYSE, the grant date fair value for stock-based awards has been and will be based on the closing price of our common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards has been and will be the closing price of our common stock on the NYSE on the relevant date.

•	Expected Term. The expected term is estimated using the simplified method allowed under applicable SEC guidance.

•
Volatility.  As we did not have a trading history for our common ownership interest pre-IPO or a significant range of our common stock post-IPO, the expected price volatility for the common ownership interest and common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the VAR Plan awards and stock options granted post-IPO. Industry peers consisted of several public companies similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in the industry peers' common stock because the volume of activity was relatively low. We applied this process using the same or similar public companies until the fourth quarter of 2014, at which time we determined we had a sufficient amount of historical information regarding the volatility of our own common stock.

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
Foreign Currency Transactions
We have established foreign subsidiaries in various countries around the world and as a result the financial statements of these foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). For those entities where the functional currency is the local currency, adjustments resulting from translating the financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations.
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
Interest Rate Fluctuation Risk
Our investments include cash, cash equivalents and short-term investments, which consist of commercial paper. Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents and short-term investments have a maximum term of 90 days, our portfolio's fair value is not particularly sensitive to interest rate changes. We do not enter into investments for speculative purposes. We determined that the nominal difference in basis points for investing our cash, cash equivalents and short-term investments in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
We did not have any long-term borrowings as of December 31, 2015.
Foreign Currency Exchange Risk
Revenues derived from customers residing outside North America as a percentage of total revenue was approximately 61%, 63% and 64% in 2015, 2014 and 2013, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. Dollar, the Euro, the British Pound and the Yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 31%, 33% and 35% in 2015, 2014 and 2013, respectively. We have foreign currency exchange risks related to non-U.S. Dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. Dollar and therefore do not create foreign currency exchange risk. However, changes in exchange rates will affect our revenue and certain operating expenses, primarily employee-related expenses for our non-U.S. employees. Based on our 2015 foreign currency denominated revenue, a 10% change in the exchange rate of the U.S. Dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
Because the majority of our revenue and expenses are incurred in the U.S. Dollar, we have experienced fluctuations in our net income as a result of the volume of our business transacted in foreign currency and the changes in strength of the U.S. Dollar against foreign currencies, specifically the Euro and British Pound. During each of 2015, 2014 and 2013, our foreign currency transaction net losses were $2.6 million, $0.9 million and $0.1 million, respectively. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
We have established foreign subsidiaries in various countries around the world and as a result the financial statements of these foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). For those entities where the functional currency is the local currency, adjustments resulting from translating the financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations.
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

Item 8.    Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-2 through F-34 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2015. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Management has excluded Rex Features and PremiumBeat from its assessment of internal control over financial reporting as of December 31, 2015. Rex Features and PremiumBeat were acquired during fiscal 2015 and are wholly-owned by the Company with total assets representing 2% and total revenue representing 6%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2015.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued, included herein, a report on the effectiveness of our internal control over financial reporting as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We acquired WebDAM in March 2014, and during the time between the acquisition and the third quarter of fiscal 2015, implemented specific transitional controls for the acquired business. We completed the integration of WebDAM into the existing system of internal control over financial reporting during the fourth quarter of fiscal 2015.

Our management is in the process of reviewing the operations of Rex Features and PremiumBeat, both of which we acquired in January 2015, and implementing our internal control structure over these recently acquired operations.
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
Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2015.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. The Code of Business Conduct and Ethics is available on our investor relations website (investor.shutterstock.com) in the "Corporate Governance" section. We will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 14.    Principal Accounting Fees And Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shutterstock, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Shutterstock, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Rex Features and PremiumBeat from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in purchase business combinations during 2015. We have also excluded Rex Features and PremiumBeat from our audit of internal control over financial reporting. Rex Features and PremiumBeat are wholly-owned subsidiaries whose combined total assets represent 2% and total revenues 6% of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2016

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$241,304	$233,453
Short-term investments	47,078	54,844
Credit card receivables	2,811	2,451
Accounts receivable, net	25,653	15,251
Prepaid expenses and other current assets	11,713	12,141
Deferred tax assets, net	7,116	5,390
Total current assets	335,675	323,530
Property and equipment, net	32,094	26,744
Intangible assets, net	29,781	4,934
Goodwill	50,934	10,186
Deferred tax assets, net	18,691	16,484
Other assets	1,946	1,899
Total assets	$469,121	$383,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,816	$5,334
Accrued expenses	30,696	24,982
Contributor royalties payable	17,822	11,933
Income taxes payable	953	91
Deferred revenue	98,239	75,789
Other liabilities	6,258	2,198
Total current liabilities	160,784	120,327
Deferred tax liability, net	3,778	—
Other non-current liabilities	15,994	12,017
Total liabilities	180,556	132,344
Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Common stock, $0.01 par value; 200,000 shares authorized; 36,146 and 35,603 shares issued and 35,686 and 35,603 shares outstanding as of December 31, 2015 and December 31, 2014, respectively	361	356
Additional paid-in capital	213,851	174,821
Treasury stock, at cost; 460 shares as of December 31, 2015	(15,635)	—
Accumulated other comprehensive loss	(6,449)	(629)
Retained earnings	96,437	76,885
Total stockholders' equity	288,565	251,433
Total liabilities and stockholders' equity	$469,121	$383,777

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$425,149	$327,971	$235,515
Operating expenses:
Cost of revenue	174,526	130,022	90,627
Sales and marketing	106,636	82,125	56,738
Product development	41,322	38,301	21,764
General and administrative	61,647	38,487	23,068
Total operating expenses	384,131	288,935	192,197
Income from operations	41,018	39,036	43,318
Other (expense) income, net	(6,746)	(859)	57
Income before income taxes	34,272	38,177	43,375
Provision for income taxes	14,720	16,088	16,896
Net income	$19,552	$22,089	$26,479
Less:
Undistributed earnings to participating stockholder	2	42	80
Net income available to common stockholders	$19,550	$22,047	$26,399
Net income per common share available to common stockholders:
Basic	$0.54	$0.63	$0.78
Diluted	$0.54	$0.61	$0.77
Weighted average common shares outstanding:
Basic	35,880	35,235	33,878
Diluted	36,319	35,913	34,426

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$19,552	$22,089	$26,479
Foreign currency translation (loss) gain	(5,861)	(670)	3
Unrealized gain on investments	41	32	6
Other comprehensive (loss) income	(5,820)	(638)	9
Comprehensive income	$13,732	$21,451	$26,488
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/MEMBERS' DEFICIT
(In thousands, except per share data)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2013	33,513	$335	—	$—	$48,282	$—	$28,317	$76,934
Equity-based compensation	—	—	—	—	6,208	—	—	6,208
Offering costs in connection with initial public offering	—	—	—	—	(20)	—	—	(20)
Issuance of common stock in connection with the secondary offering, net of issuance costs of $4,052	1,150	12	—	—	64,936	—	—	64,948
Issuance of common stock in connection with employee stock option exercises	313	3	—	—	4,784	—	—	4,787
Issuance of common stock in connection with employee stock purchase plan	95	1	—	—	1,912	—	—	1,913
Tax benefit from exercise of employee stock options	—	—	—	—	1,341	—	—	1,341
Foreign currency translation	—	—	—	—	—	3	—	3
Unrealized gain (loss) on investments, net	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	—	26,479	26,479
Balance at December 31, 2013	35,071	351	—	—	127,443	9	54,796	182,599
Equity-based compensation	—	—	—	—	22,440	—	—	22,440
Issuance of common stock in connection with employee stock option exercises and RSU vesting	494	5	—	—	9,677	—	—	9,682
Issuance of common stock in connection with employee stock purchase plan	38	—	—	—	2,124	—	—	2,124
Tax benefit from employee stock option exercises and RSU vesting	—	—	—	—	13,137	—	—	13,137
Foreign currency translation	—	—	—	—	—	(670)	—	(670)
Unrealized gain (loss) on investments, net	—	—	—	—	—	32	—	32
Net income	—	—	—	—	—	—	22,089	22,089
Balance at December 31, 2014	35,603	356	—	—	174,821	(629)	76,885	251,433
Equity-based compensation	—	—	—	—	28,280	—	—	28,280
Issuance of common stock in connection with employee stock option exercises and RSU vesting	532	5	—	—	7,197	—	—	7,202
Issuance of common stock in connection with employee stock purchase plan	46	—	—	—	1,868	—	—	1,868
Tax benefit from employee stock option exercises and RSU vesting	—	—	—	—	1,685	—	—	1,685
Retirement of restricted shares	(35)	—	—	—	—	—	—	—
Repurchase of Treasury Shares	—	—	460	(15,635)	—	—	—	(15,635)
Foreign currency translation	—	—	—	—	—	(5,861)	—	(5,861)
Unrealized gain (loss) on investments, net	—	—	—	—	—	41	—	41
Net income	—	—	—	—	—	—	19,552	19,552
Balance at December 31, 2015	36,146	$361	460	$(15,635)	$213,851	$(6,449)	$96,437	$288,565
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,552	$22,089	$26,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,841	7,917	3,870
Write-off of property and equipment	—	367	—
Deferred taxes	(4,840)	(4,897)	15,848
Non-cash equity-based compensation	28,860	23,768	6,208
Change in fair value of contingent consideration	4,770	200	—
Excess tax benefit from the exercise of stock options	(1,685)	(13,137)	(1,341)
Bad debt reserve	3,175	565	519
Chargeback and sales refund reserves	(222)	235	355
Amortization of deferred financing fees	—	—	125
Changes in operating assets and liabilities:
Credit card receivables	(392)	(408)	(710)
Accounts receivable	(10,680)	(9,741)	(4,862)
Prepaid expenses and other current and non-current assets	3,366	20,490	(16,857)
Accounts payable and other current and non-current liabilities	2,244	9,961	10,377
Contributor royalties payable	2,904	2,753	2,196
Income taxes payable	862	91	—
Deferred revenue	22,576	22,606	14,166
Net cash provided by operating activities	$85,331	$82,859	$56,373
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,003)	(17,950)	(14,068)
Purchase of investments	(270,546)	(300,350)	(115,019)
Sale and maturities of investments	278,351	299,967	60,595
Acquisitions of businesses, net of cash acquired	(62,379)	(10,056)	—
Acquisition of digital content	(2,981)	(721)	—
Security deposit (payment)/receipt	(288)	97	(1,594)
Net cash used in investing activities	$(71,846)	$(29,013)	$(70,086)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock in follow-on offering	—	—	65,895
Proceeds from exercise of stock options	7,197	9,682	4,787
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,868	2,124	1,913
Excess tax benefit from the exercise of stock options	1,685	13,137	1,341
Repurchase of treasury shares	(14,811)	—	—
Payment of term loan	—	—	(6,000)
Payment of offering fees	—	—	(967)
Net cash (used in) provided by financing activities	$(4,061)	$24,943	$66,969
Effect of foreign exchange rate changes on cash	(1,573)	(691)	3
Net increase in cash and cash equivalents	7,851	78,098	53,259
Cash and cash equivalents—Beginning	233,453	155,355	102,096
Cash and cash equivalents—Ending	$241,304	$233,453	$155,355
Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$14,481	$254	$14,194
Cash paid for interest	$—	$—	34

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc. (the "Company" or "Shutterstock") operates a global marketplace and is a leading provider of high quality creative content including: (a) digital imagery, which consists of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, which consists of high-quality music tracks and sound effects, and is often used to complement digital imagery. The Company licenses creative content to its customers. Contributors upload their creative content to the Company's websites in exchange for royalty payments based on customer download activity. The Company also offers digital asset management services through its cloud-based digital asset management platform. This service provides tools for customers to better manage creative content and brand management assets.The Company is headquartered in New York City with offices in Amsterdam, Berlin, Chicago, Dallas, Denver, London, Los Angeles, Montreal, Paris, San Francisco and Silicon Valley.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.
Follow-On Offering
On September 25, 2013, the Company completed a follow-on offering of 5,290,000 shares of its common stock, which included 690,000 shares of common stock sold by the Company and certain stockholders as a result of the underwriters' exercise of their option to purchase additional shares, at a price of $60.00 per share. The Company sold 1,150,000 shares of common stock in the offering and the selling stockholders sold 4,140,000 shares of common stock in the offering. The aggregate offering price for shares sold by the Company in the offering resulted in net proceeds to the Company of $65.9 million after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $0.9 million.
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

Rex Features is a photographic press agency in Europe that offers media companies and advertisers images and videos, including a live feed of edited celebrity, entertainment, sports and news images and videos, along with access to a multi-decade archive of iconic images.  The Company believes with Rex Features’ editorial expertise and Shutterstock’s technical capabilities and position in the marketplace, that this acquisition will strengthen its strategic position and bring a comprehensive offering to market across both editorial and commercial content.

The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill.

The total purchase price consisted of a cash payment of $32.7 million subject to certain working capital adjustments. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The identifiable intangible assets have a weighted average life of approximately eight years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method. The fair values of the developed technology and photo library were both determined using the replacement cost method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $0.1 million and $0.4 million of professional fees in the years ended December 31, 2015 and 2014, respectively. The professional fees are included in general and administrative expense.

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

The total purchase price of $35.4 million consisted of a cash payment of $31.7 million and $3.7 million in contingent consideration based on certain performance criteria of post-acquisition revenue related to the Company’s music business. The fair value of the contingent consideration was determined using a Monte Carlo model with subsequent changes in the fair value expensed in earnings. The Company is obligated to pay a cash payment of up to $10.0 million in early 2017 contingent upon

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the achievement of the performance criteria. As of December 31, 2015, the Company's contingent consideration balance is $7.1 million and is included in other non-current liabilities.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets:
Other assets	$963
Fixed assets	205
Intangible Assets:
Customer relationships	3,000
Trade name	1,400
Music catalog	584
Developed technology	178
Goodwill	29,849
Deferred tax asset	229
Total assets acquired	$36,408
Liabilities:
Contributor payable	$(896)
Accrued expenses	(44)
Deferred revenue	(23)
Total liabilities assumed	$(963)
Total	$35,445

The identifiable intangible assets have a weighted average life of approximately six years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method. The fair values of the music catalog and developed technology were both determined using the replacement cost method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. As a result of the acquisition, the Company recorded approximately $0.2 million and $0.4 million of professional fees in the years ended December 31, 2015 and 2014, respectively. The professional fees are included in general and administrative expense.

Unaudited Pro Forma Consolidated Financial Information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2015 and 2014, as if the Rex Features and PremiumBeat acquisitions completed during fiscal 2015 had closed on January 1, 2014, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period (in thousands):

	Year Ended December 31,
	2015	2014
Revenue	$426,420	$353,636
Net income	$19,558	$21,285

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
WebDAM sells digital asset management software services through its cloud-based platform to marketing and creative enterprise organizations. WebDAM's products help organizations manage, search, distribute and collaborate on creative digital files in order to grow its brands and reach new audiences. WebDAM's offerings are particularly attractive to large enterprises, which make up a significant portion of its client base. The Company believes that this acquisition will strengthen its strategic position with its enterprise customers as well as broaden its product offerings and services to larger companies.
The fair value of consideration transferred in this business combination was allocated to the intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill.
The total purchase price of approximately $12.4 million consists of an initial cash payment of approximately $10.0 million and approximately $2.4 million in contingent consideration based on certain performance criteria of post-acquisition revenue. The fair value of the contingent consideration was determined using a Monte-Carlo simulation approach. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Intangible assets:
Trade name	$500
Customer relationships	2,800
Developed technology	600
Goodwill	8,763
Other assets acquired	836
Total liabilities assumed	(1,083)
Total	$12,416
The identifiable intangible assets have a weighted average life of approximately seven years and are being amortized on a straight-line basis which approximates the pattern of use. The fair value of the customer relationships was determined using a variation of the income approach known as excess earnings method. The fair values of the trade name and developed technology were both determined using the relief-from-royalty method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. Related to of the acquisition, the Company recorded approximately $0.3 million of professional fees for the year ended December 31, 2014 which is included in general and administrative expense.
The contingent consideration is required to be paid no later than July 2016 and is based on post-acquisition revenue from February 2015 through January 2016. The minimum payment is $1.0 million with escalating payments based on achievement of various revenue amounts. As of December 31, 2015, the Company's contingent consideration balance is $4.0 million, which represents the full amount of the contingency, and is included in other current liabilities.
Pro forma results of operations have not been presented because the effect of this business combination was not material to the Company's consolidated results of operations.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company's management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. The Company evaluates its significant estimates on an ongoing basis, including, but not limited to allowance for doubtful accounts, contingent consideration, sales refund reserve, goodwill, intangibles, non-cash equity-based compensation, income tax provision and for certain non-income tax accruals. The Company bases its estimates on

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Concentration of Credit and Contributor Risk
At certain times, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits and cash held in non-U.S. banks may be significant. The Company believes it mitigates its risk by depositing its cash balances with financial institutions of high quality.
The Company's customers and contributors are located worldwide. The majority of the Company's customers purchase products by making electronic payments at the time of a transaction. The Company's credit risk is limited to its enterprise customers and further mitigated due to the Company's large number of diversified customers. The Company's credit review for certain new customers involves consideration of the customers' financial information, the location of the customer, and other factors to assess the customers ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. No single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2015, 2014 or 2013. As of December 31, 2015 and 2014, no single customer accounted for or exceeded 10% of credit card receivable or 10% of accounts receivable.
No single contributor accounted for or exceeded 10% of contributor royalties for the years ended December 31, 2015, 2014 and 2013.
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
Short-Term Investments
Short-term investments consist of commercial paper and are classified as available-for-sale securities. As these securities mature in 90 days or less and are available to support current operations, the Company has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of other accumulated comprehensive (loss)/income in stockholders' equity and in the consolidated statements of comprehensive income, while realized gains and losses, and other-than-temporary impairments, if any, are reported as a component of net income. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge, if any, is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. No impairment of value of our short-term investments was considered to be other-than-temporary as of December 31, 2015 and 2014.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash
The Company's restricted cash relates to amounts held by the Company's bank to collateralize letters of credit which are pledged as security deposits for leased office locations. As of December 31, 2015 and 2014, the Company had $1.8 million of restricted cash recorded in other assets that relates to the lease for its corporate headquarters in New York City. As of December 31, 2014, the Company also had $0.2 million of restricted cash recorded in prepaid expenses and other current assets that related to a leased office location that was released by the landlord during the year ended December 31, 2015. The carrying value of restricted cash approximates fair value.
Credit Card Receivables
The Company's credit card receivables represent amounts due from third party credit card processors. Such amounts generally convert to cash within three to five days with minimal risk of default.
Accounts Receivable and Allowance for Doubtful Accounts
The Company's accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company's reserve analysis contemplates the Company's historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. The following table presents the changes in the Company's allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$1,031	$625	$249
Add: bad debt expense	3,175	565	519
Less: write-offs, net of recoveries and other adjustments	(438)	(159)	(143)
Balance, end of period	$3,768	$1,031	$625
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
Capitalized Internal Use Software
The Company capitalizes the qualifying costs of computer software developed for internal use, which are incurred during the application development stage, and amortizes them over the software's estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company's products are expensed as incurred. The amounts capitalized include employee's payroll and payroll-related costs directly associated with the development activities as well as external direct costs of services used in developing internal-use software. The Company's policy is to amortize capitalized costs using the straight-line method over the estimated useful life, which is currently three years, beginning when the software is substantially complete and ready for its intended use.
For the years ended December 31, 2015, 2014 and 2013, the Company capitalized $3.3 million, $1.0 million and $0.2 million, respectively, which is included in total capitalized software costs included in property and equipment. Amortization expense related to capitalized internal use software for the years ended December 31, 2015, 2014 and 2013 was $0.6 million, $0.3 million and $0.2 million, respectively, which is included in general and administrative expense. As of

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015 and 2014, the Company has internal use software of $3.9 million and $0.6 million, respectively, net of accumulated depreciation which is included in property and equipment, net.
Impairment of Long-Lived Assets
Long-lived assets, inclusive of definite useful life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges in 2015, 2014 or 2013.
Goodwill and Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to the Company's reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. Since inception through December 31, 2015, the Company did not have any goodwill or indefinite lived intangible asset impairment.
Revenue Recognition
The majority of the Company's revenue, net of chargebacks and refunds, is generated from the license of digital content through subscription or usage based plans. The Company's three primary plans are: subscription plans, On Demand plans, and credit pack plans. The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred upon the ratable passage of time for subscription plans, the download of digital content or the expiration of a contract period for which there are unused downloads or credits. Collectability is reasonably assured since the majority of the Company's customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other economic information. As of December 31, 2015 and 2014, the Company has recorded an allowance for chargebacks and sales refunds of $0.7 million and $0.7 million, respectively, which is included in other liabilities. Any cash received in advance of revenue recognition is recorded as deferred revenue.
Subscription plans range in length from thirty days to one year. Subscription plan revenues are recognized on a straight-line basis using a daily convention method over the plan term. Revenue from subscription plans with monthly limits is recognized on a per usage basis or when the right to download expires. On Demand plans are typically for a one year term and permit the customer to download up to a fixed amount of digital content. On Demand revenues are recognized at the time the customer downloads the digital content on a per unit basis. Revenue related to unused digital content, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Credit pack plans are generally for a one year term and enable the customer to purchase a fixed number of credits which can then be utilized to pay for downloaded digital content. The number of credits utilized for each download depends on the digital content size and format. Credit pack revenue is recognized based on customer usage on a per credit basis as digital content is downloaded. Revenue related to unused credits, if any, is recognized in full at the end of the plan term assuming no further Company obligation remains. Most plans automatically renew at the end of the plan term unless the customer elects not to renew. The Company recognizes revenue from its three types of plans on a gross basis in accordance with the authoritative guidance on principal-agent considerations as the Company is the primary obligor in the arrangement, has control in establishing the product's price, performs a detailed review of the digital content before accepting it to its collection to ensure it is of high quality before it may be purchased by the customers, can reject contributor's images in its sole discretion, and has credit risk.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company also generates revenue related to WebDAM from licensing its hosted software services through its cloud-based platform and related implementation, on-boarding and professional services. The Company enters into multiple element revenue arrangements in which a customer purchases a combination of hosted software, implementation, on-boarding and optional value added professional services. The Company recognizes revenue for the hosted services monthly provided that there is persuasive evidence of an arrangement, the service has been delivered, the fees are fixed and determinable, and collection is reasonably assured. ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable in multiple-element arrangements, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. The hosted software services are recognized ratably over the contractual period as this service is on-going over the hosting period which is generally a one-year term. The Company recognizes any setup or implementation revenue ratably over the longer of the contractual term or the estimated customer relationship period which is currently three years. Any value added on-boarding and professional services are recognized upon completion.
Cost of Revenue
The Company's cost of revenue includes contributor royalties, credit card processing fees, content reviewer expenses, hosting and bandwidth expenses, content personnel salaries, non-cash equity-based compensation, amortization of content and technology intangible assets, and depreciation of network equipment, which are the direct costs related to providing content and service to customers. Additionally, the Company includes an allocation of overhead costs primarily related to payroll, insurance, and facilities expenses based on headcount.
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period a customer download occurs and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid weekly or monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2015, 2014 and 2013, the Company deferred $3.9 million, $1.6 million and $3.4 million, respectively, in royalty advances and amortized $2.7 million, $3.1 million and $0.5 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2015 and 2014, the Company has deferred contributor royalties of $3.2 million and $2.0 million, respectively, which is included in prepaid expenses and other current assets.
Internal sales commissions are generally paid in the month following collection or invoicing of the commissioned receivable. Internal sales commission expense is included in sales and marketing expense. Internal sales commissions are deferred and recognized over the expected future revenue stream which is generally up to 12 months. For the years ended December 31, 2015, 2014 and 2013, the Company deferred $5.5 million, $3.0 million and $2.0 million, respectively, and amortized $4.5 million, $2.7 million and $2.1 million, respectively, in internal sales commission expense which is included in sales and marketing expense. As of December 31, 2015 and 2014, the Company has deferred internal sales commission of $1.7 million and $0.8 million, respectively, which is included in prepaid expenses and other current assets.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product Development
The Company expenses product development costs as incurred, except for costs that are capitalized for certain internal software development projects. Product development costs are primarily comprised of development personnel salaries, non-cash equity-based compensation, equipment costs as well as allocated occupancy costs and related overhead.
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $53.0 million, $43.7 million and $34.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in sales and marketing expense.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company's balance sheet. As of December 31, 2015, the Company had deferred rent of $8.0 million, of which $0.7 million is included in other liabilities and $7.3 million is included in other non-current liabilities. As of December 31, 2014, the Company had deferred rent of $8.0 million, of which $0.7 million is included in other liabilities and $7.3 million is included in other non-current liabilities.
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
The Company uses the Black Scholes option pricing model, the closing price of the Company's common stock on the date of grant, and the Monte Carlo simulation model, if the award has a market condition, to determine the fair value of stock options and restricted stock units ("RSUs"), respectively, granted pursuant to the Value Appreciation Rights Plan ("VAR Plan"), or the 2012 Omnibus Equity Incentive Plan (the "2012 Plan") and stock purchased pursuant to the 2012 Employee Stock Purchase Plan ("2012 ESPP"), which are discussed further in Note 10, Equity-Based Compensation.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Income Taxes
The Company's income tax expense includes U.S. (federal and state) and foreign income taxes. Except as required under U.S. tax laws, the Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that have not been previously taxed since the Company intends to invest such undistributed earnings indefinitely outside of the U.S. If the Company's intention changes or if these funds are needed for U.S. operations, the Company would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and the Company's effective tax rate would be adversely affected.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. The Company

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company's tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit or lapses in statutes of limitations. Any reserve for uncertain tax provisions and related penalties and interest is included in the income tax provision.
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
Other Taxes
The Company is subject to compliance requirements for certain non-income taxes, including value added taxes, sales taxes and royalty withholding taxes. Amounts charged to customers or paid on behalf of customers related to sales taxes, value-added taxes and other non-income taxes are classified net of revenue. Where appropriate, the Company has made accruals for these taxes, which are reflected in the Company's consolidated financial statements. These accruals are subject to statute of limitations requirements and review by governmental authorities.
Treasury Stock

The Company accounts for treasury stock under the cost method and is included as a component of stockholders' equity. Treasury stock held by the Company may be reissued in the future. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.
Net Income Per Share
Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company applies the two-class method for calculating and presenting income per share. Under the two-class method, net income is allocated between shares of common stock and other participating securities, if any, based on their contractual participating rights to share in the earnings as if all of the earnings for the period have been distributed. Participating securities are defined as securities that participate in dividends with common stock according to a pre-determined formula or a contractual obligation to share in the income of the entity. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, are excluded from weighted average number of common shares outstanding. Undistributed net income (loss) for a given period is apportioned to participating stockholders based on the weighted average number of shares for each class of securities outstanding during the applicable period as a percentage of the combined weighted average number of these securities outstanding during the period. Income available to common stockholders is computed by deducting dividends paid to preferred stockholders, accretion to redemption value on preferred members shares, less income allocated to participating securities including unvested shares for the restricted award holder since these unvested shares have participating rights.
Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average common shares outstanding and all potential common shares, if they are dilutive.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of assumed exercised shares used in calculating basic and diluted net income per common share available to common stockholders follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Basic	35,880	35,235	33,878
Stock options and employee stock purchase plan shares	345	586	509
Unvested restricted stock awards	94	92	39
Diluted	36,319	35,913	34,426

Potentially dilutive shares included in the calculation	1,624	2,106	1,788
Anti-dilutive shares excluded from the calculation	1,064	520	193
Segment Reporting
For the year ended December 31, 2015, the Company has identified eight operating segments and has aggregated them into one primary reportable business segment based on the aggregation criteria within the authoritative guidance on segment reporting. The Company considered the similarity of the product sold, the distribution processes involved, targeted customers and economic characteristics among the operating segments in its aggregation criteria evaluation. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company's chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. The non-reportable segments classified in the Other Category include several business units, none of which meet the quantitative or qualitative thresholds for separate segment reporting. The Other Category currently includes the Company's digital asset management and on-line learning video business units.
The following table summarizes segment information for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Content Segment:
Segment revenue	$417,310	$324,533
Segment operating expenses	234,484	172,026
Segment operating profit	182,826	152,507
Other Category:
Other revenue	7,839	3,438
Other operating expenses	12,370	7,675
Other operating loss	(4,531)	(4,237)
Segment and Other Category:
Segment and other revenue	425,149	327,971
Segment and other operating expenses	246,854	179,701
Segment and other operating profit	178,295	148,270
Less: Unallocated corporate expenses(1)	(137,277)	(109,234)
Income from operations	41,018	39,036

(1)
Unallocated corporate expenses primarily relate to shared operational support functions such as sales, marketing, public relations, product development and engineering support not allocated to specific operating segments and general and administrative functions of human resources, legal, finance and information technology.

Asset information on a segment basis is not disclosed as this information is not separately identified or internally reported to the Company's CODM.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the year ended December 31, 2014, the Company had identified three operating segments and aggregated them into one reportable segment based on the aggregation criteria within the authoritative guidance on segment reporting. There was no financial information classified as Other Category as these business units were not yet in existence or were inconsequential.
The following represents our geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2015	2014	2013
North America	$166,225	$121,896	$84,754
Europe	144,103	115,245	84,644
Rest of the world	114,821	90,830	66,117
Total revenue	$425,149	$327,971	$235,515
Included in North America is the United States which comprises 34%, 33%, and 32% of total revenue for years ended December 31, 2015, 2014, and 2013, respectively. The United Kingdom accounts for 11% of total revenue for the year ended December 31, 2015 and less than 10% of total revenue for all other years presented. No other country accounts for more than 10% of the Company's revenue in any period.
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2015	2014
North America	$31,699	$26,651
Europe	395	93
Total assets	$32,094	$26,744
Foreign Currency Transactions
The Company has established foreign subsidiaries in various countries around the world and as a result the financial statements of these foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). For those entities where the functional currency is the local currency, adjustments resulting from translating the financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations.
Comprehensive (Loss)/Income
Comprehensive (loss)/income includes certain changes in stockholders' equity that are excluded from net income such as foreign currency translation adjustments and unrealized gains or losses on marketable securities.
Recently Issued Accounting Standard Updates
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition (“ASU 2014-09”). This new standard will replace all current GAAP guidance on this topic and will eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018.  The Company may choose to adopt the standard as of the original effective date for annual reporting periods beginning after December 15, 2016; if it does so, the Company is required to apply the standard beginning in the first interim period within the year of adoption. The Company is evaluating the impact, if any, of adopting this new accounting standard on its financial statements.

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
In November 2015, the FASB issued new guidance related to income taxes. The new standard requires that all deferred tax assets and liabilities, and any related valuation allowance, be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances, if any. The guidance is effective for fiscal years beginning after December 15, 2016, although early adoption is permitted and can be applied either prospectively or retrospectively to all periods presented. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Short-Term Investments and Fair Value Measurements
Short-term investments are summarized as follows (in thousands):

	As of December 31,
	2015	2014
Commercial Paper:
Amortized Cost	$47,084	$54,848
Unrealized gains	—	—
Unrealized losses	(6)	(4)
Total short-term investments measured at fair value	$47,078	$54,844
The following tables present the Company's fair value hierarchy for its assets and liabilities (in thousands):

	As of December 31, 2015
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$89,153	$89,153	$—	$—
Commercial paper	47,078	—	47,078	—
Total assets measured at fair value	$136,231	$89,153	$47,078	$—
Liabilities:
Acquisition related contingent consideration	$11,075	$—	$—	$11,075
Total liabilities measured at fair value	$11,075	$—	$—	$11,075

	As of December 31, 2014
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,244	$81,244	$—	$—
Commercial paper	54,844	—	54,844	—
Total assets measured at fair value	$136,088	$81,244	$54,844	$—
Liabilities:
Acquisition related contingent consideration	$2,560	$—	$—	$2,560
Total liabilities measured at fair value	$2,560	$—	$—	$2,560
The Company's investments classified as level 2 are priced using quoted market prices for identical assets which are subject to infrequent transactions. In addition to cash held in banks, cash equivalents consist of balances in money market accounts which are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. The Company reassesses the fair value of contingent consideration to be settled in cash related to the WebDAM and PremiumBeat acquisitions using the Black-Scholes model until the settlement amount of the cash flow determinable. These contingencies are considered level 3 measurements. Significant assumptions used in the measuring the fair value include probabilities of achieving certain revenue milestones based on the Company's expectations, and a discount rate which is based on an unobservable input that is supported by little or no market activity. As the result of a change in the time value of money, the Company recorded a change in the fair value of the contingent consideration in the amount of $4.8 million and $0.2 million during the year ended December 31, 2015 and 2014, respectively, which is included in other (expense) income, net.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the fair value of contingent consideration through December 31, 2015 are as follows (in thousands):

	Consolidated	WebDAM(1)	PremiumBeat(2)
Balance at January 1, 2014	$—	$—	$—
Acquisition-related contingent consideration	2,360	2,360	—
Changes in fair value	200	200	—
Balance at December 31, 2014	2,560	2,560	—
Acquisition-related contingent consideration	3,745	—	3,745
Changes in fair value	4,770	1,440	3,330
Balance at December 31, 2015	$11,075	$4,000	$7,075
______________________________________________________________________________

(1)	Included as a component of accrued expenses and other current liabilities as of December 31, 2015 and other long-term liabilities as of December 31, 2014.

(2)	Included as a component of other long-term liabilities as of December 31, 2015.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Goodwill and Intangible Assets
The Company's goodwill balance is attributable to its Bigstock, WebDAM, Music and Editorial reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock, Music and Editorial are included in the Company's Content Business reporting segment while WebDAM is included in the non-reportable Other Category. The following table summarizes the changes in the Company's goodwill balance by reportable and non-reportable segments for the periods ended December 31, 2015 and 2014 (in thousands):

	Content Business	Other Category	Consolidated
Balance as of December 31, 2014	$1,423	$8,763	$10,186
Acquired goodwill	44,767	—	44,767
Foreign currency translation adjustment	(4,019)	—	(4,019)
Balance as of December 31, 2015	$42,171	$8,763	$50,934
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Customer relationships	$19,523	$(3,089)	$16,434	9
Trade name	7,111	(1,188)	5,923	7
Developed technology	3,734	(1,129)	2,605	4
Contributor content	5,138	(567)	4,571	9
Patents	193	(40)	153	17
Domain name	120	(25)	95	14
Total	$35,819	$(6,038)	$29,781

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)
Customer relationships	$3,400	$(921)	$2,479	6
Trade name	900	(230)	670	9
Developed technology	600	(68)	532	7
Contributor content(1)	450	(159)	291	15
Patents	193	(30)	163	17
Domain name	97	(19)	78	14
Total	$5,640	$(1,427)	$4,213
_______________________________________________________________________________

(1)
During the year ended December 31, 2014, the Company acquired certain non-exclusive licensing rights to distribute certain digital content in perpetuity in the amount of $0.7 million, which the Company placed into service during the year ended December 31, 2015 and therefore is excluded from the table.

Amortization expense related to the intangible assets was $4.7 million, $0.6 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $5.1 million in 2016, $5.1 million in 2017, $4.1 million in 2018, $3.8 million in 2019, $3.3 million in 2020 and $8.5 million thereafter.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company performed its annual goodwill assessment as October 1, 2015 and concluded that the fair value of its reporting units were greater than their carrying amounts, and therefore no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment on its Bigstock and Music reporting unit to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For its WebDAM and Editorial reporting units, the Company performed a quantitative assessment utilizing the income and market approach. The assessments performed concluded that the fair value of both reporting units were in excess of their carrying values. The key assumption that impacts the quantitative assessment is the expected future cash flows. The Company's discounted cash flow analysis factors in assumptions on revenue and expense growth rates. These estimates are based on the Company's historical experience and projections of future activity, factoring in customer demand and a cost structure necessary to achieve related revenue. Additionally, the discounted cash flow analysis factors in expected amounts of working capital and weighted cost of capital. Changes to the Company's critical assumptions could have an effect on the estimated fair value of the WebDAM and Editorial reporting units. A hypothetical decrease of 10% in the expected annual cash flows, with all other assumptions unchanged, would have decreased the fair value of the reporting units by approximately 6%, but would not have resulted in the fair value being lower than the carrying amount.
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.
(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$37,502	$24,179
Furniture and fixtures	2,933	2,336
Leasehold improvements	14,471	13,954
Property and equipment	54,906	40,469
Less: accumulated depreciation	(22,812)	(13,725)
Property and equipment, net	$32,094	$26,744
Depreciation and amortization expense related to property and equipment amounted to $10.1 million, $7.4 million and $3.7 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. In connection with its move to its new headquarters, the Company recorded a loss on disposal of certain fixed assets in the amount of $0.4 million for the year ended December 31, 2014. There was no loss on disposal for the years ended December 31, 2015 and 2013.
(5) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Compensation	$8,995	$8,312
Non-income taxes	7,095	4,670
Royalty tax withholdings	6,439	5,987
Professional fees	902	1,708
Payroll tax withholdings	426	478
Marketing expenses	237	794
Other expenses	6,602	3,033
Total accrued expenses	$30,696	$24,982

(6) Income Taxes
The Company's geographical breakdown of its income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$36,643	$37,866	$43,375
Foreign	(2,371)	311	—
Income before income taxes	$34,272	$38,177	$43,375
The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal provision	$16,551	$19,362	$949
State and local provision	1,683	1,502	98
Foreign provision	1,326	121	—
Deferred:
Federal benefit	(3,311)	(5,406)	14,885
State and local provision provision	33	509	964
Foreign benefit	(1,562)	—	—
Provision for income taxes	$14,720	$16,088	$16,896
The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. income tax at federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.7	4.2	2.3
Foreign rate differential	1.2	(0.1)	—
Non-deductible equity-based compensation	2.7	1.9	1.3
Non-deductible other	0.4	1.1	0.4
Total provision for income taxes	43.0%	42.1%	39.0%

The tax effect of the Company's temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Non-cash equity-based compensation	$10,407	$8,284
Intangible amortization	9,627	11,283
Non-income tax accruals	3,416	2,679
Deferred rent	2,908	2,918
Other liabilities	5,249	2,056
Deferred tax assets	31,607	27,220
Deferred tax liabilities:
Depreciation and amortization	(9,573)	(5,346)
Net deferred tax assets	$22,034	$21,874
As of December 31, 2015, the Company had approximately $4.5 million of undistributed earnings attributable to its foreign subsidiaries.  It is the Company's practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations.  The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the U.S.  It is currently not practicable to calculate the associated unrecognized deferred tax liability.
The following table summarizes changes to the Company's unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance of unrecognized tax benefits at January 1	$1,500	$1,500	$805
Gross additions for tax positions for prior years	280	—	1,056
Gross additions for tax positions for current year	57	—	8
Gross reductions for tax positions of prior years	—	—	(369)
Gross expirations	(358)	—	—
Balance of unrecognized tax benefits at December 31	$1,479	$1,500	$1,500
During the years ended December 31, 2015, 2014 and 2013, the Company recorded reserves for uncertain tax benefits in the amount of $0.3 million, $0 and $1.1 million, respectively, a portion of which was established through purchase accounting. The Company recognized a tax benefit in the amount of $0.4 million during the year ended December 31, 2015 related to the release of a prior year uncertain tax position due to a lapse in the statute of limitations. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company's effective tax rate may be impacted in future periods in the amount of $1.3 million. The liability for unrecognized tax benefits is included in other non-current liabilities.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company completed a U.S .Federal income tax audit for year ended December 31, 2012. The settlement resulted in no change to the filed tax return. The Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for years before 2009. The Company anticipates that the total unrecognized tax benefits will decrease by $1.1 million in the next fiscal year.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. The Company's accrual for interest and penalties related to unrecognized tax benefits and its recognized tax benefits associated with the release of prior years' uncertain tax positions due to lapses in the statutes of limitations have not been material for the years ended December 31, 2015, 2014 and 2013.

(7) Term Loan Facility
On September 21, 2012, the Company entered into a Loan and Security Agreement that provided for a $12.0 million term loan facility, which the Company refers to as the term loan facility. During the year ended December 31, 2013, the Company paid off the remaining outstanding balance of $6.0 million and terminated the loan facility. Subsequent to December 31, 2013, the Company has taken on no additional indebtedness.
(8) Commitments and Contingencies
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $4.8 million, $4.2 million and $3.0 million, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.
On March 21, 2013, the Company entered into an operating lease agreement to lease its new office facility in New York, New York. The Company took possession of the premises during the third quarter of 2013, and as a result, the lease commenced. The Company also entered into a letter of credit in the amount of $1.8 million as a security deposit for the leased facilities. The letter of credit was collateralized by $1.8 million of cash and as such, is deemed to be restricted cash and is included in other assets on the consolidated balance sheets as of December 31, 2015 and 2014. In January 2016, the lease was amended to, among other things, provide for the lease of additional office space and extend the term of the lease. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum lease payments are approximately $86.6 million.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015, including the effect of the January 2016 amendment to the Company's headquarters lease, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2016	$5,627
2017	6,087
2018	5,723
2019	5,887
2020	5,900
Thereafter	61,324
Total minimum lease payments	$90,548
Capital Expenditures
As of December 31, 2015, the Company had committed to purchase approximately $1.2 million of data server equipment related to expansion of the existing business.
Other Obligations
As of December 31, 2015, the Company had other obligations of approximately $21.8 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of December 31, 2015, the Company's other obligations are as follows (in thousands):

Year Ending December 31,	Other Obligations
2016	$7,370
2017	5,118
2018	2,794
2019	3,000
2020	3,500
Thereafter	—
Total other obligations	21,782

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
Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company's intellectual property warranties for damages to the customer directly attributable to the Company's breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2015, the Company has recorded no liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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
The Company recorded employer matching contributions of $1.2 million, $0.9 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(10) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options, restricted stock awards and RSUs granted under the 2012 Plan (and formerly under the VAR Plan) and sales of shares of common stock under the 2012 ESPP based on each award's fair value on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company's statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$1,896	$1,283	$437
Sales and marketing	4,520	3,912	1,296
Product development	7,565	7,597	1,493
General and administrative	14,879	10,976	2,982
Total	$28,860	$23,768	$6,208
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the Company's accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock Options	$8,191	$9,737	$4,507
Restricted Stock Units	19,186	10,262	77
Restricted Stock	—	1,663	1,036
WebDAM(1)	579	1,328	—
ESPP	904	778	588
Total	$28,860	$23,768	$6,208
_____________________________________________

(1)	Represents expense related to a portion of the equity awards issued to former owners of WebDAM that are classified as a liability.
2012 Omnibus Equity Incentive Plan
On October 10, 2012, the Company's 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan was initially 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company's board of directors. Any awards issued under the 2012 Plan that are forfeited by the participant, will become available for future grant under the 2012 Plan. In connection with the Company's reorganization to a corporation, the VAR Plan awards were exchanged for options to purchase shares of common stock of Shutterstock, Inc. granted pursuant to the Company's 2012 Plan. The number of shares of common stock available under the 2012 Plan was automatically increased by approximately 1,068,000 and 1,052,000 shares, respectively, on January 1, 2015 and 2014, pursuant to the automatic increase provisions of the 2012 Plan.
Stock Option Awards
The following is a summary of stock option awards and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2014	1,771,440	$41.61
Options granted	271,250	30.43
Options exercised	(329,202)	18.86
Options cancelled or expired	(173,489)	48.00
Options outstanding at December 31, 2015	1,539,999	$57.59
Options exercisable at December 31, 2015	624,051	$26.22
Options vested and expected to vest at December 31, 2015	1,505,504	$44.62
Intrinsic value of stock options is calculated as the market price of the Company's common stock multiplied by the number of stock options. The intrinsic value of the Company's stock options is as follows (in thousands):

	As of December 31,
	2015	2014
Stock Options Outstanding	$8,400	$48,700
Stock Options Exercisable	7,500	29,800
Stock Options Vested and Expected to Vest	$8,400	$50,600
The intrinsic value of stock options exercised for the years ended December 31, 2015, 2014 and 2013 was approximately $12.7 million and $30.5 million and $12.4 million, respectively.
The following weighted average assumptions were used in the fair value calculation for the years ended December 31, 2015, 2014 and 2013:

	Year Ended Year Ended December 31,
	2015	2014	2013
Expected term (in years)	6.5	6.3	6.3
Volatility	52%	49%	50%
Risk-free interest rate	1.7%	2.1% - 2.8%	1.0% - 2.3%
Dividend yield	—	—	—
Valuation Data:
Weighted average fair value per share granted	$15.90	$43.19	$24.73
On April 24, 2014, the Company granted 500,000 stock options with a market-based condition to its Chief Executive Officer ("CEO"). The stock options have an exercise price of $80.94 per share and will not vest or become exercisable unless (i) the CEO remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company's common stock equals or exceeds $161.88 per share for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive provided that the CEO remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $21.6 million and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion of the requisite service period, no charge will be reversed.
As of December 31, 2015, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $22.5 million, which is expected to be recognized through fiscal year 2021.
Restricted Stock Awards
On August 17, 2010, the Company entered into a Profits Interest Agreement with an executive whereby the Company issued a membership interest in the Company's predecessor in consideration of future services to be rendered. The Profits Interest Grant was to vest over a six year period. Upon consummation of the Company's reorganization to a corporation, the vested portion of the profits interest was exchanged for shares of common stock of Shutterstock, Inc. and the unvested portion was exchanged for shares of restricted stock having the same vesting terms as the profits interest. An Amended and Restated Restricted Stock Agreement entered into by the Company with the executive governs the terms of the restricted stock received in exchange for the unvested portion of the profits interest. Pursuant to the terms of the Amended and Restated Restricted Stock Agreement, 50% of the then-outstanding shares of restricted stock held by the executive vested and were released from the Company's right to acquire such shares upon the effectiveness of the Company's Registration Statement on October 10, 2012.

Restricted Stock Units Awards
The following table presents a summary of the Company's RSUs activity for the year ended December 31, 2015:

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2014	652,897	$81.45
Units granted	973,364	51.77
Units vested	(203,240)	77.96
Units cancelled or forfeited	(368,548)	74.23
Non-vested balance at December 31, 2015	1,054,473	$57.25
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
As of December 31, 2015, the total unrecognized compensation charge related to the restricted stock units is approximately $45.8 million, which is expected to be recognized through fiscal 2021.
Employee Stock Purchase Plan
On October 10, 2012, the Company's 2012 ESPP became effective. The 2012 ESPP provides participating employees with the option to purchase common stock through payroll deductions of up to 15% of eligible compensation and a maximum purchase of 1,000 shares during each offering period. The common stock is purchased at 85% of the lower of the fair market value of common stock on (1) the first trading day of the offering period, or (2) the last day of the offering period. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year; however, the first such offering period commenced on October 10, 2012, the date the Company's Registration Statement was declared effective. An employee will not be granted rights to purchase common stock if an employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of the Company's capital stock or holds rights to purchase stock under all of the Company's employee stock purchase plans that would accrue at a rate that exceeds $25,000 worth of stock for each calendar year. The Company has initially reserved 2,000,000 shares for issuance under the 2012 ESPP. The number of shares available for issuance under the 2012 ESPP provides for an annual increase commencing January 1, 2013 by an amount equal to the lesser of 1,000,000 shares of common stock, 3% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company's board of directors. As of December 31, 2015, approximately 179,000 shares have been issued under the 2012 ESPP. The number of shares of common stock available under the 2012 ESPP was automatically increased by 1,000,000 shares for each period on January 1, 2015 and 2014, pursuant to the automatic increase provisions of the 2012 ESPP.
The Company estimates the fair value of purchase rights under the 2012 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2012 ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended Year Ended December 31,
	2015	2014	2013
Expected term (in years)	0.50	0.50	0.50
Volatility	52%	49% - 52%	49% - 50%
Risk-free interest rate	0.07% - 0.42%	0.08% - 0.60%	0.08% - 0.10%
Dividend yield	—	—	—

(11) Stockholders' Equity
Common Stock
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the prior distribution rights of any outstanding preferred stock. The common stock has no preemptive or conversion rights or other subscription rights. The outstanding shares of common stock are fully paid and non-assessable. Under the amended and restated certificate of incorporation, which became effective upon completion of the IPO, the Company's certificate of incorporation authorized 200,000,000 shares of $0.01 per share par value common stock.
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
The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2015, the Company has not issued and has no plans to issue any shares of preferred stock.
Treasury Stock
In October 2015, the Company's Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its common stock. The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if needed. Accordingly, the share repurchase program is subject to the Company having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of December 31, 2015, the Company has repurchased approximately 460,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $34.01, of which $0.8 million has not been paid and is included in accrued expenses as of December 31, 2015. As of December 31, 2015, the Company has $84.4 million remaining for purchases under the share repurchase program.
(12) Other (Expense)/Income, net

The following table presents a summary of the Company’s other (expense)/income activity included in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Foreign currency loss	$(2,003)	$(743)	$(26)
Change in contingent consideration fair value	(4,770)	(200)	—
Interest income	27	84	83
Other (expense)/income, net	$(6,746)	$(859)	$57

(13) Related Parties
In connection with the follow-on offering in September 2013, Pixel Holdings Inc. ("Pixel Holdings"), an entity of which Jonathan Oringer, the Company's Founder, Chief Executive Officer and Chairman of the Board of Directors, was the sole stockholder, merged with and into the Company on September 18, 2013. In this merger, Mr. Oringer received an equivalent number of shares of common stock of the Company as the number that was previously owned by Pixel Holdings such that, following the merger, Mr. Oringer owns his interest in the Company directly rather than through Pixel Holdings. As a result of the merger, the Company assumed $0.2 million in liabilities primarily related to Pixel Holdings' normal operating activities. The Company paid these liabilities during the year ended December 31, 2013 and was fully indemnified by Mr. Oringer, as provided for in the merger agreement. The merger agreement also provided for certain customary representations and warranties.

(14) Unaudited Quarterly Financial Data
The following table sets forth, for the periods indicated, the Company's financial information for the eight most recent quarters ended December 31, 2015. In the Company's opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented.

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014

	(in thousands, except per share data)
Revenue	$116,002	$107,260	$104,365	$97,522	$91,226	$83,730	$80,238	$72,777
Operating expenses(1):
Cost of revenue	47,944	44,512	42,545	39,525	35,603	33,260	32,047	29,112
Sales & marketing	26,709	27,393	27,429	25,105	21,235	21,122	20,492	19,276
Product development	9,622	10,827	10,189	10,684	11,379	9,870	9,275	7,777
General and administrative	16,698	16,441	14,536	13,972	10,671	10,265	10,013	7,538
Total operating expenses	100,973	99,173	94,699	89,286	78,888	74,517	71,827	63,703
Income from operations	15,029	8,087	9,666	8,236	12,338	9,213	8,411	9,074
Other (expense)/ income, net(2)	(3,360)	(767)	(57)	(2,562)	(532)	(373)	—	46
Income before income taxes	11,669	7,320	9,609	5,674	11,806	8,840	8,411	9,120
Provision for income tax	4,800	3,217	4,272	2,431	4,773	3,562	3,550	4,203
Net income	6,869	4,103	5,337	3,243	7,033	5,278	4,861	4,917
Less: Undistributed earnings to participating stockholder	—	—	—	2	12	9	10	11
Net income available to common stockholders	$6,869	$4,103	$5,337	$3,241	$7,021	$5,269	$4,851	$4,906
Net income per common share available to common stockholders:
Basic	$0.19	$0.11	$0.15	$0.09	$0.20	$0.15	$0.14	$0.14
Diluted	$0.19	$0.11	$0.15	$0.09	$0.20	$0.15	$0.14	$0.14
Weighted average common shares outstanding:
Basic	35,975	36,040	35,864	35,635	35,452	35,304	35,149	35,027
Diluted	36,468	36,270	36,340	36,193	36,001	35,931	35,875	35,839
____________________________________________________________________________

(1)
During the year ended December 31, 2014, the Company acquired certain non-exclusive licensing rights to distribute certain digital content in perpetuity in the amount of $0.7 million, which the Company placed into service during the year ended DecembeIncludes non-cash equity-based compensation of $28,860 and $23,768 for the years ended December 31, 2015 and 2014, respectively.

(2)
Includes changes in fair value of contingent consideration related to the WebDAM (2015 and 2014) and PremiumBeat (2015) acquisitions; transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries' functional currencies; and interest income and expense, which is not material in any period presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTERSTOCK, INC.
Dated: February 24, 2016	By:	/s/ JONATHAN ORINGER
Jonathan Oringer Chairman of the Board and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Jonathan Oringer, Steven Berns and Laurie Harrison, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JONATHAN ORINGER	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2016
Jonathan Oringer
/s/ STEVEN BERNS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2016
Steven Berns
/s/ JEFF EPSTEIN	Director	February 24, 2016
Jeff Epstein
/s/ PAUL J. HENNESSY	Director	February 24, 2016
Paul J. Hennessy
/s/ THOMAS R. EVANS	Director	February 24, 2016
Thomas R. Evans
/s/ JEFFREY LIEBERMAN	Director	February 24, 2016
Jeffrey Lieberman

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Registration Rights Agreement, dated as of October 5, 2012, between the Registrant and the investors listed on Schedule 1 thereto.	S-1/A	333-181376	4.2	October 5, 2012
10.1	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3	June 29, 2012
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.6(a)	§	Employment Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated March 21, 2010.	S-1/A	333-181376	10.9(a)	September 27, 2012
10.6(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Thilo Semmelbauer dated September 24, 2012.	S-1/A	333-181376	10.9(b)	September 27, 2012
10.6(c)	§	Amended and Restated Restricted Stock Agreement between the Registrant and Thilo Semmelbauer effective as of October 5, 2012.	10-Q/A	001-35669	10.6(c)	December 19, 2012
10.6(d)	§	Amendment and Release Agreement dated December 26, 2014, and executed on January 5, 2015, between the Registrant and Thilo Semmelbauer.	8-K	001-35669	10.1	January 9, 2015
10.7(a)	§	Employment Agreement between Shutterstock Images LLC and Timothy E. Bixby dated May 16, 2011.	S-1/A	333-181376	10.10(a)	September 27, 2012
10.7(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Timothy E. Bixby dated September 24, 2012.	S-1/A	333-181376	10.10(b)	September 27, 2012
10.7(c)	§	Severance and Release Agreement by and between Shutterstock, Inc. and Timothy E. Bixby dated October 5, 2015.	8-K	001-35669	10.1	October 8, 2015
10.8(a)	§	Employment Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(a)	September 27, 2012
10.8(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and James Chou dated September 24, 2012.	S-1/A	333-181376	10.11(b)	September 27, 2012
10.9	§	Employment Agreement by and between Shutterstock, Inc. and Steven Berns dated August 5, 2015.	8-K	001-35669	10.1	August 6, 2015
10.10		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.12		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.13	§	Shutterstock, Inc. Director Compensation Policy.	10-Q	001-35669	10.2	May 11, 2015
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________________________________________________

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