Form 10-Q
period 2016-03-31
Shutterstock, Inc.
filed 2016-05-04
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
(646) 766-1855
(Registrant’s telephone number, including area code)
 __________________________________________________________
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Stock, $0.01 par value per share	34,995,785

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2016

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, particularly in the discussions under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features, products or services, or management strategies) based on our management’s current beliefs and assumptions. These forward-looking statements can be identified by words such as “may”, “will”, “would”, “should”, “could”, “expect”, “anticipate”, “believe”, “estimate”, “intend”, “plan” and other similar expressions. However, not all forward-looking statements contain these words. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 24, 2016, and in our consolidated financial statements, related notes, and the other information appearing elsewhere in such report, as well as information appearing in this report on Form 10-Q and our other filings with the SEC. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
 Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock”, “the Company”, “we”, “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock”, “Offset”, “Bigstock”, “Rex Features”, “PremiumBeat” and “WebDAM” are registered trademarks or logos appearing in this Quarterly Report on Form 10-Q and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$220,563	$241,304
Short-term investments	54,980	47,078
Credit card receivables	4,548	2,811
Accounts receivable, net	30,412	25,653
Prepaid expenses and other current assets	12,111	11,713
Deferred tax assets, net	6,655	7,116
Total current assets	329,269	335,675
Property and equipment, net	37,884	32,094
Intangible assets, net	29,231	29,781
Goodwill	52,385	50,934
Deferred tax assets, net	17,789	18,691
Other assets	2,765	1,946
Total assets	$469,323	$469,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,989	$6,816
Accrued expenses	31,315	30,696
Contributor royalties payable	18,890	17,822
Income taxes payable	385	953
Deferred revenue	105,500	98,239
Other liabilities	5,346	6,258
Total current liabilities	170,425	160,784
Deferred tax liability, net	3,512	3,778
Other non-current liabilities	18,234	15,994
Total liabilities	192,171	180,556
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 36,453 and 36,146 shares issued and 35,113 and 35,686 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	365	361
Treasury stock, at cost; 1,340 and 460 shares as of March 31, 2016 and December 31, 2015, respectively	(43,461)	(15,635)
Additional paid-in capital	222,207	213,851
Accumulated comprehensive loss	(4,529)	(6,449)
Retained earnings	102,570	96,437
Total stockholders’ equity	277,152	288,565
Total liabilities and stockholders’ equity	$469,323	$469,121
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$116,652	$97,522

Operating expenses:
Cost of revenue	48,063	39,525
Sales and marketing	27,088	25,105
Product development	11,225	10,684
General and administrative	19,454	13,972
Total operating expenses	105,830	89,286
Income from operations	10,822	8,236
Other expense, net	(12)	(2,562)
Income before income taxes	10,810	5,674
Provision for income taxes	4,677	2,431
Net income	$6,133	$3,243

Less: Undistributed earnings to participating stockholder	—	2
Net income available to common stockholders	$6,133	$3,241

Net income per share available to common stockholders:
Basic	$0.17	$0.09
Diluted	$0.17	$0.09

Weighted average shares outstanding:
Basic	35,375	35,635
Diluted	36,099	36,193
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$6,133	$3,243
Foreign currency translation gain (loss)	1,856	(3,099)
Unrealized gain on investments	64	8
Other comprehensive income (loss)	1,920	(3,091)
Comprehensive income	$8,053	$152

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,133	$3,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,184	2,995
Deferred taxes	1,285	(85)
Non-cash equity-based compensation	7,353	7,508
Change in fair value of contingent consideration	2,365	517
Tax effect from exercise/vesting of equity awards, net	1,514	99
Bad debt reserve	1,183	346
Chargeback and sales refund reserves	—	20
Changes in operating assets and liabilities:
Credit card receivables	(1,697)	(1,305)
Accounts receivable	(5,994)	(3,970)
Prepaid expenses and other current and non-current assets	(3,126)	(470)
Accounts payable and other current and non-current liabilities	1,286	2,336
Contributor royalties payable	1,103	1,525
Income taxes payable	612	829
Deferred revenue	6,760	7,882
Net cash provided by operating activities	$22,961	$21,470
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,770)	(2,182)
Purchase of investments	(59,951)	(68,592)
Sale and maturities of investments	52,100	68,455
Acquisition of business, net of cash acquired	—	(62,379)
Acquisition of digital content	(628)	(849)
Security deposit payment	(818)	(67)
Net cash used in investing activities	$(17,067)	$(65,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(27,743)	—
Proceeds from exercise of stock options	1,627	3,043
Proceeds from issuance of common stock under 2012 Employee Stock Purchase Plan	—	4
Tax effect from exercise/vesting of equity awards, net	(1,514)	(99)
Net cash (used in) provided by financing activities	$(27,630)	$2,948
Effect of foreign exchange rate changes on cash	995	(1,777)
Net decrease in cash and cash equivalents	(20,741)	(42,973)
Cash and cash equivalents, beginning of period	241,304	233,453
Cash and cash equivalents, end of period	$220,563	$190,480

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$4,195	$1,317
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc., together with its subsidiaries (collectively, the “Company” or “Shutterstock”), operates a global marketplace and is a leading provider of high-quality creative content including: (a) digital imagery, which consists of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, which consists of high-quality music tracks and sound effects, and is often used to complement the digital imagery. The Company licenses creative content to its customers. Contributors upload their creative content to the Company’s websites in exchange for royalty payments based on customer download activity. The Company also offers digital asset management services through its cloud-based digital asset management platform, WebDAM. This service provides tools for customers to better manage creative content and brand management assets.
In recent years, the Company has grown, in part, through acquisitions, most notably through the acquisition of WebDAM in 2014 and the acquisitions of Rex Features and PremiumBeat in 2015. The Company is headquartered in New York City with offices in Amsterdam, Berlin, Chicago, Dallas, Denver, London, Los Angeles, Montreal, Paris, San Francisco and Silicon Valley.
Basis of Presentation
The unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements.
The interim consolidated balance sheet as of March 31, 2016, the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2016 and its results of consolidated operations, comprehensive income and cash flows for the three months ended March 31, 2016 and 2015. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other future annual or interim period.
There have been no material changes in the significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 24, 2016. These financial statements should also be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015.
The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The Company evaluates its significant estimates on an ongoing basis, including, but not limited to allowance for doubtful accounts, sales refund reserve, the fair value of goodwill, intangible assets and other long-lived assets, non-cash equity-based compensation, the fair value of contingent consideration, the provision for income taxes and the amount of certain non-income tax accruals. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Restricted Cash
The Company’s restricted cash relates to security deposits for its office leases. As of March 31, 2016 and December 31, 2015, the Company had restricted cash of approximately $2.6 million and $1.8 million, respectively, in other assets that related to the lease for its headquarters in New York City, which expires in 2029. In January 2016, this lease was amended to provide additional space and extend the lease term, which required an increased security deposit. The carrying value of restricted cash approximates fair value.
Allowance for Doubtful Accounts
The Company’s accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. As of March 31, 2016 and December 31, 2015, the Company’s allowance for doubtful accounts was approximately $4.7 million and $3.8 million, respectively, which is included as a reduction of accounts receivable.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of March 31, 2016, the Company had deferred rent of $7.8 million, of which $0.7 million is included in other liabilities and $7.1 million is included in other non-current liabilities. As of December 31, 2015, the Company had deferred rent of $8.0 million, of which $0.7 million was included in other liabilities and $7.3 million was included in other non-current liabilities.
Chargeback and Sales Refund Allowance
The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of both March 31, 2016 and December 31, 2015, the Company’s combined allowance for chargebacks and sales refunds was $0.7 million, which is included in other liabilities.
Income Taxes
The Company’s income tax expense includes U.S. (federal and state) and foreign income taxes. Significant management judgment is required in projecting ordinary income in order to determine the Company’s estimated effective tax rate.
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
Recently Issued Accounting Standard Updates
In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to stock-based compensation. The new standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of certain related items in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective approach; amendments related to the recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively; and amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied prospectively or retrospectively. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued new guidance related to leases. The new standard requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and can be applied using a modified retrospective approach for all leases entered into before the effective date. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In November 2015, the FASB issued new guidance related to income taxes. The new standard requires that all deferred tax assets and liabilities, and any related valuation allowance, be classified as non-current on the balance sheet. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, although early adoption is permitted and can be applied either prospectively or retrospectively to all periods presented. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and will eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB approved the deferral of the effective date of this guidance by one year. As a result, this new guidance will be effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company may choose to adopt the standard as of the original effective date for annual reporting periods beginning after December 15, 2016; if it does so, the Company is required to apply the standard beginning in the first interim period within the year of adoption. The Company is evaluating the impact, if any, of adopting this new accounting standard on its financial statements.
(2) Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities (in thousands):

	As of March 31, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,341	$81,341	$—	$—
Commercial paper	54,980	—	54,980	—
Total assets measured at fair value	$136,321	$81,341	$54,980	$—
Liabilities:
Acquisition-related contingent consideration	$13,440	$—	$—	$13,440
Total liabilities measured at fair value	$13,440	$—	$—	$13,440

	As of December 31, 2015
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$89,153	$89,153	$—	$—
Commercial paper	47,078	—	47,078	—
Total assets measured at fair value	$136,231	$89,153	$47,078	$—
Liabilities:
Acquisition-related contingent consideration	$11,075	$—	$—	$11,075
Total liabilities measured at fair value	$11,075	$—	$—	$11,075
Money Market Accounts
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Commercial Paper
The Company’s short-term investments consist of commercial paper with original maturity dates of 90 days or less, which are available to support current operations and are classified as available-for-sale securities. Commercial paper is classified as a level 2 measurement based on quoted market prices for identical assets, which are subject to infrequent transactions.
Short-term investments are summarized as follows (in thousands):

	As of March 31, 2016	As of December 31, 2015
Commercial Paper:
Amortized cost	$54,982	$47,084
Unrealized gains	—	—
Unrealized losses	(2)	(6)
Total short-term investments measured at fair value	$54,980	$47,078
Acquisition-Related Contingent Consideration
The Company reassesses the fair value of contingent consideration to be settled in cash related to the Company’s acquisitions of WebDAM and PremiumBeat using the Black-Scholes model until the settlement amount of the cash flow is determinable. These contingencies are considered level 3 measurements. Significant assumptions used in measuring the fair value include probabilities of achieving certain revenue milestones based on the Company’s expectations, and a discount rate which is based on an unobservable input that is supported by little or no market activity.
As of December 31, 2015, the settlement amount of the contingent consideration related to the Company’s acquisition of WebDAM was determined to be $4.0 million and is included in other liabilities. No changes in fair value were recorded during the three months ended March 31, 2016. The contingent consideration of $4.0 million was paid in April 2016.
As of March 31, 2016, the settlement amount of the contingent consideration related to the PremiumBeat acquisition was determined to be $10.0 million, which will be paid during 2017, and the fair value of the contingent consideration, which reflects the present value of the amount that will be paid, was $9.4 million and is included in other non-current liabilities. As of December 31, 2015, the fair value of the contingent consideration was $7.1 million, and was included in other non-current liabilities.
Other Fair Value Measurements
Cash, accounts receivable, restricted cash, accounts payable, accrued expenses and deferred revenue carrying amounts approximate fair value because of the short-term nature of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that non-financial assets be recorded at the fair value.
(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2016	As of December 31, 2015
Computer equipment and software	$40,836	$37,502
Furniture and fixtures	2,819	2,933
Leasehold improvements	14,856	14,471
Property and equipment	58,511	54,906
Less accumulated depreciation	(20,627)	(22,812)
Property and equipment, net	$37,884	$32,094
Depreciation expense related to property and equipment was $2.9 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Capitalized Internal Use Software
For the three months ended March 31, 2016 and 2015, the Company capitalized approximately $2.8 million and $0.1 million, respectively, which is included in total capitalized software costs. The portion of total depreciation expense related to capitalized internal use software for the three months ended March 31, 2016 and 2015 was $0.5 million and $0.1 million, respectively, which is included in cost of revenue and general and administrative expense.
As of March 31, 2016 and December 31, 2015, the Company had internal use software of $6.2 million and $3.9 million, respectively, net of accumulated depreciation, which is included in property and equipment, net.
(4) Goodwill, Intangible Assets and Acquisition Activity
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, Editorial, Music and WebDAM reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock, Music and Editorial are included in the Company's “Content Business” reporting segment while WebDAM is included in the non-reportable “Other Category”. The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments through March 31, 2016 (in thousands):

	Consolidated	Content Business	Other Category
Balance as of December 31, 2015	$50,934	$42,171	$8,763
Foreign currency translation adjustment	1,451	1,451	—
Balance as of March 31, 2016	$52,385	$43,622	$8,763
No triggering events were identified during the three months ended March 31, 2016.
Other Intangible Assets
Intangible assets consist of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$18,704	$(3,045)	9	$19,523	$(3,089)
Trade name	7,193	(1,444)	7	7,111	(1,188)
Developed technology	3,651	(1,383)	4	3,734	(1,129)
Contributor content	5,989	(729)	9	5,138	(567)
Patents	209	(43)	17	193	(40)
Domain name	160	(31)	14	120	(25)
Total	$35,906	$(6,675)		$35,819	$(6,038)
Amortization expense was $1.2 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. The Company also determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is $4.0 million for the remaining nine months of 2016, $5.1 million in 2017, $4.1 million in 2018, $3.8 million in 2019, $3.4 million in 2020 and $2.9 million thereafter.
Acquisition Activity
Rex Features
On January 19, 2015, the Company acquired all of the shares of Rex Features (Holdings) Limited, or Rex Features, pursuant to a stock purchase agreement. The total purchase price consisted of a cash payment of $32.7 million subject to certain working capital adjustments. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

 Goodwill related to the acquisition of Rex Features is attributable to its ability to serve as an integral part of the Company’s editorial offering, serving as a base for accelerating the growth of the offering by leveraging Rex Features’ editorial expertise and the Company’s technical capabilities and position in the marketplace, and is not deductible for tax purposes.
PremiumBeat
On January 22, 2015, the Company acquired substantially all of the assets and certain liabilities of Arbour Interactive, Inc., or PremiumBeat, pursuant to an asset purchase agreement. The total purchase price of $35.4 million consisted of a cash payment of $31.7 million and $3.7 million in contingent consideration based on certain performance criteria. As of March 31, 2016, the fair value of the contingent consideration related to the PremiumBeat acquisition was $9.4 million, which represents the present value of the amount that will be paid, and is included in other liabilities. During the three months ended March 31, 2016, the Company recorded a change in the fair value of the contingent consideration in the amount of $2.4 million, of which $0.7 million was recorded as component of other (expense) income, net related to the passage of time and $1.7 million was recorded as a component of general and administrative expense related to a modification of the terms of the contingent consideration agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.
Goodwill related to the acquisition of PremiumBeat is attributable to expected synergies from future growth and the ability to accelerate the growth of the Company’s music offering by leveraging PremiumBeat’s experience in the music market, and is deductible for tax purposes.
2015 Acquisition Activity
The fair value of consideration transferred in the acquisitions of Rex Features and PremiumBeat was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The fair values of intangible assets were determined primarily using the income approach.
The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Acquisition Activity
Assets acquired:
Cash	$1,525
Accounts receivable	2,908
Other assets	1,319
Fixed assets	297
Intangible assets(1)	27,433
Goodwill	44,767
Deferred tax asset	229
Total assets acquired	$78,478
Liabilities assumed:
Accounts payable	$(253)
Contributor payable	(3,145)
Accrued expenses	(2,431)
Deferred revenue	(23)
Deferred tax liability	(4,454)
Total liabilities assumed	$(10,306)
Total	$68,172
______________________________________________________________________________

(1)
Identifiable intangible assets include customer relationships, trade names, developed technology and content libraries and are being amortized on a straight-line basis over a weighted average life of approximately eight years.

As a result of the acquisitions of Rex Features and PremiumBeat, the Company recorded $0.4 million of professional fees in the three months ended March 31, 2015. There were no professional fees related to these acquisitions in the three months ended March 31, 2016. The professional fees are included in general and administrative expense.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pro forma results of operations have not been presented because the effect of these business combinations was not material to the Company’s pro forma consolidated results of operations for any of the periods presented.
(5) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Non-income taxes	7,953	7,095
Compensation	$7,459	$8,995
Royalty tax withholdings	6,504	6,439
Payroll tax withholdings	1,720	426
Professional fees	938	902
Marketing expenses	628	237
Other expenses	6,113	6,602
Total accrued expenses	$31,315	$30,696
(6) Commitments and Contingencies
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases for the three months ended March 31, 2016 and 2015 was $1.6 million and $1.1 million, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.
In January 2016, the Company’s lease for its office facility in New York City was amended to, among other things, provide for the lease of approximately 25,000 square feet of additional office space and extend the term of the lease. In connection with the underlying lease agreement, the Company entered into a letter of credit as a security deposit for the leased facilities, which was increased to $2.6 million in connection with the January 2016 amendment. The letter of credit was collateralized by $2.6 million of cash as of March 31, 2016, which is recorded as restricted cash and is included in other assets in the consolidated balance sheet. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum payments under the amended lease are approximately $85.6 million.
Capital Expenditures
As of March 31, 2016, the Company had outstanding commitments to purchase approximately $0.7 million of data servers and other equipment related to expansion of its existing business and infrastructure.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Other Obligations
As of March 31, 2016, the Company had other obligations in the amount of approximately $31.1 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2016, the Company’s other obligations for the remainder of 2016 and for the years ending December 31, 2017, 2018, 2019 and 2020 were approximately $7.8 million, $8.7 million, $6.9 million, $4.0 million and $3.8 million, respectively.
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
Indemnification
In the ordinary course of business, the Company enters into contractual agreements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which an image is used. The Company’s license agreements generally cap indemnification obligations at amounts ranging from $10,000 to $250,000, with certain exceptions for which the Company’s indemnification obligations are uncapped. As of March 31, 2016, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with its executive officers, directors and certain employees. These agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the three months ended March 31, 2016, the Company issued approximately 307,000 shares of common stock, related primarily to the exercise of stock options and the vesting of restricted stock units (“RSUs”).
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its common stock. The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if needed. Accordingly, the Company’s share repurchase program is subject to the Company having available cash to fund repurchases. Under the program, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
During the three months ended March 31, 2016, the Company repurchased approximately 881,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $31.59, of which $0.9 million has not been paid as of March 31, 2016 and is included in accrued expenses. As of March 31, 2016, the Company had $56.6 million remaining for purchases under the share repurchase program.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under the 2012 Omnibus Equity Incentive Plan and sales of shares of common stock under the 2012 Employee Stock Purchase Plan (the “2012 ESPP”) based on each award’s fair value on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$533	$482
Sales and marketing	1,191	1,318
Product development	2,149	2,369
General and administrative	3,480	3,339
Total	$7,353	$7,508
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$1,736	$2,046
RSUs	5,402	5,036
ESPP shares	172	199
RSUs related to the acquisition of WebDAM	43	227
Total	$7,353	$7,508

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the three months ended March 31, 2016, the Company granted options to purchase approximately 373,000 shares of its common stock with a weighted average exercise price of $34.42. As of March 31, 2016, there were approximately 506,000 options vested and exercisable with a weighted average exercise price of $27.11. As of March 31, 2016, the total unrecognized compensation charge related to non-vested options was approximately $26.0 million, which is expected to be recognized through the fiscal year 2021.
Restricted Stock Units
During the three months ended March 31, 2016, the Company granted approximately 515,000 RSUs. As of March 31, 2016 there are approximately 1,252,000 non-vested RSUs outstanding. As of March 31, 2016, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $50.5 million, which is expected to be recognized through fiscal year 2021.
Included in the total number of RSUs granted during the three months ended March 31, 2016 was approximately 31,000 RSUs granted in satisfaction of the Company’s liability to certain WebDAM executives to provide a fixed-dollar amount of RSUs in connection with the acquisition. As of March 31, 2016, the Company has no additional stock-based compensation awards which require liability accounting.
ESPP Shares
During the three months ended March 31, 2016, no shares of the Company’s common stock were issued under the 2012 ESPP.
(8) Employee Benefit Plans
The Company has a 401(k) defined contribution plan and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ base compensation per year. Matching contributions are fully vested and non-forfeitable at all times. The Company recorded employer matching contributions of $0.5 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.
(9) Other Expense, Net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign currency gain (loss)	$670	$(2,074)
Change in fair value of contingent consideration	(714)	(515)
Interest income	32	27
Total expense	$(12)	$(2,562)
(10) Income Taxes
The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were 43.3% and 42.8%, respectively. The Company incurred discrete tax items, the net effect of which increased the effective tax rate by 2.2% and 3.3% for the three months ended March 31, 2016 and 2015, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The effective tax rate differs from the statutory tax rate due primarily to non-deductible expenses related to non-cash equity-based compensation.
During the three months ended March 31, 2016 and 2015, unrecognized tax benefits recorded by the Company for uncertain tax positions taken in prior years were not material. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three months ended March 31, 2016 and 2015.
As of March 31, 2016, the Company had approximately $7.3 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. It is currently not practicable for the Company to calculate the associated unrecognized deferred tax liability.
(11) Net Income Per Share
Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, is excluded from weighted average number of common shares outstanding. Income available to common stockholders is computed by deducting income allocated to participating securities, if any, including unvested shares for the restricted award holder since these unvested shares have participating rights.
Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average common shares outstanding and all potential common shares, if they are dilutive.
A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share available to common stockholders follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Basic	35,375	35,635
Stock options and ESPP shares	351	418
Unvested RSUs and restricted stock awards	373	140
Diluted	36,099	36,193

Dilutive securities included in the calculation	1,814	2,006
Anti-dilutive securities excluded from the calculation	1,071	689
(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2016	2015
North America	$47,142	$37,506
Europe	39,186	34,102
Rest of the world	30,324	25,914
Total revenue	$116,652	$97,522

Included in North America is the United States which accounted for 35% and 34% of total revenue for the three months ended March 31, 2016 and 2015, respectively. Included in Europe is the United Kingdom, which accounted for 11% of total revenue for both the three months ended March 31, 2016 and 2015. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	March 31,	December 31,
	2016	2015
North America	$37,007	$31,699
Europe	877	395
Total long-lived tangible assets	$37,884	$32,094

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our interim consolidated unaudited financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 24, 2016.
In addition to historical consolidated financial information, this discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See the “Special Note on Forward Looking Statements” disclosure included above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the “Risk Factors” disclosure of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for additional discussion of such risks.
Overview and Recent Developments
We are a leading global provider of high quality creative content including: (a) digital imagery, which consists of licensed photographs, illustrations, vectors and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, which consists of high-quality music tracks and sound effects and which is often used to complement the digital imagery. We also offer digital asset management services through WebDAM, our cloud-based digital asset management platform. This service provides tools for customers to better manage content and brand management assets.
Our global marketplace brings together users of creative content with content producers from around the world by providing a freely searchable collection of content that our customers can pay to license, download and incorporate into their work. More than 1.5 million active, paying customers contributed to our revenue for the twelve month period ended March 31, 2016. As of March 31, 2016, more than 120,000 approved contributors made their creative content available in our collection, which has grown to more than 80 million images and more than 4 million video clips. This makes our collection of creative content one of the largest of its kind, and we delivered more than 40 million paid downloads to our customers from that collection during the three months ended March 31, 2016. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.
In February 2016, our contributor base grew to exceed 100,000 contributors.
In March 2016, we entered into an exclusive distribution agreement with the Associated Press, or AP, which grants us access to more than 3,000 of AP’s breaking news, sports and entertainment images and video clips daily as well as 30 million images and nearly 2 million video clips from AP’s visual archive for licensing in the United States which will serve to bolster our editorial offering.
As a global marketplace, we generate revenue by licensing creative content to our customers and paying royalties to our contributors each time their content is delivered to a customer for use. Currently, the majority of our revenue and downloads come from our e-commerce platforms, which allow customers the flexibility of high-volume content subscriptions or a variety of other purchase options. In addition to sales through our e-commerce platform, we offer a number of other purchase options, primarily to enterprise customers, that can be customized to meet their specific needs. As we continue to grow the business, we anticipate these other purchase options will grow as a share of our overall business.
Each time content is delivered to a customer for use, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue as described on our websites, and are typically paid to contributors on a monthly basis, subject to withholding taxes and certain payout minimums. Royalties represent the largest component of our operating expenses and tend to increase proportionally with revenue.
Our cost of revenue is substantially similar as a percentage of revenue for our various purchase options. While contributors earn a fixed amount per download for some of our plans, we have set the per-download amount paid to our contributors for each of our purchase options so that contributors earn more per download from plans where we collect higher revenue per download. In other words, we strive to deliver a similar percentage of revenue to contributors regardless of which purchase option a customer chooses. We expect that shifts in the relative popularity of our purchase options will not materially impact our cost of revenue.
We manage customer acquisition costs based on the expected blended customer lifetime value across our purchase options so that we are able to manage our marketing expenses to achieve certain desired growth targets. As a result, we do not believe that shifts in the mix between our purchase options will materially impact our operating margins. In addition, the repeat revenue characteristics of customers whose first purchase was a subscription-based purchase option are substantially similar to those whose first purchase was an On Demand purchase option.

As a provider of digital asset management technology, we generate revenue by licensing the use of our WebDAM platform to customers on a contractual basis, which typically has a term of one year.
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have been a significant percentage of revenue. Since we believe the market for creative content is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the images, videos and music that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have also invested aggressively in product development and we plan to continue to invest in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 80 million images and 4 million video clips as of March 31, 2016, making it one of the largest libraries of its kind.
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions, except revenue per download)
Paid downloads (during the period)	41.2	33.4
Revenue per download (during the period)	$2.77	$2.87
Images in collection (end of period)	81.0	51.6
Paid Downloads
Measuring the number of paid downloads that our customers make in any given period is important because our revenue and contributor royalties are driven by paid download activity. For customers that choose our On Demand purchase options, each incremental download results in incremental recognition of revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each incremental download, but we believe that download activity is an important measure of the value that we deliver to subscription customers and the likelihood that the customer will renew. We define paid downloads as the number of downloads of our content by customers in a given period of our creative content, excluding re-downloads of content that a customer has downloaded in the past (which do not generate incremental revenue or contributor royalty expense) and downloads of promotional images (which we make available at no cost as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding the impact of revenue that is not derived from or associated with the download of creative content. This metric captures changes in our pricing, if any, as well as the mix of purchase options that our customers choose and the impact of changes in foreign currency rates on our pricing. Over the last three years, revenue from each of our purchase options has grown; however our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand purchase options. As our business grows and expands into other products and regions around the world, this metric may become less important as a tool for evaluating the business.
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

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, chargeback and sales refund reserve, the fair value of goodwill, intangibles and other long-lived assets, non-cash equity-based compensation expense, the fair value of contingent consideration, the provision for income taxes and the amount of certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
We believe that the policies, assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, chargeback and sales refund reserve, stock-based compensation, accounting for non-income and income taxes, goodwill and intangible assets and advertising costs have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that we filed with the SEC on February 24, 2016, or the 2015 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2015 Form 10-K.
Key Components of Our Results of Operations
Revenue
The majority of our revenue, net of chargebacks and refunds, is generated through the licensing of creative content. The majority of our licensing revenue is generated by sales through our e-commerce platform.
We generate revenue through our e-commerce platform from the sale of subscriptions which provide customers the flexibility of high-volume content subscriptions or from a variety of other purchase options. Our subscriptions typically vary in length from one month to one year. In addition to sales through our e-commerce platform, we offer a number of other purchase options, primarily to enterprise customers, that can be customized to meet our customers’ specific needs.
We typically receive the full amount of purchases at the time of sale; however, revenue is recognized ratably over the course of a subscription or as content is downloaded. Some of our larger custom accounts are invoiced and pay us on credit terms. For certain custom accounts, we receive payment in installments over the course of an annual commitment.
We also generate revenue through WebDAM, which we acquired in March 2014. WebDAM licenses digital asset management software services through its cloud-based platform to marketing and creative teams and enterprise organizations. Software licensing fees are recognized ratably as revenue over the course of the contractual term, which is typically one year. Any setup or implementation fees are recognized ratably over the longer of the contractual term or the estimated customer relationship period, which is currently three years. Fees for on-boarding and other professional services, which typically take place over a period of time less than one year and provide immediate benefit to customers upon completion, are recorded as revenue when services are substantially complete and all other revenue recognition criteria have been met.
Our deferred revenue consists of amounts paid by customers for which revenue recognition criteria have not been met. For content revenue, deferred revenue is recognized as revenue through the passage of time, when content is downloaded or when the credits or the right to download content expires, and all other revenue recognition criteria have been met. For WebDAM, deferred revenue is recognized as revenue through passage of time (subscriptions) or when a project is substantially complete (professional services) and all other revenue recognition criteria have been met.
Costs and Expenses
Cost of Revenue. Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, the infrastructure and hosting costs related to maintaining our e-commerce platform and cloud-based software platform and associated employee compensation, including non-cash equity-based compensation, bonuses and benefits, amortization of content and technology intangible assets, allocated facility costs and other supporting overhead costs. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future as our revenue grows.

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
Product Development. Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development expenses as incurred, except for costs that are capitalized for internal use software development projects and subsequently depreciated over the expected useful life of the developed software. During 2015, we experienced an increase in capitalized costs for internal use software development related primarily to our efforts to launch new and innovative products. We expect product development expenses, of which a portion will be capitalized, to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated Statements of Operations:
Revenue	$116,652	$97,522
Operating expenses:
Cost of revenue	48,063	39,525
Sales and marketing	27,088	25,105
Product development	11,225	10,684
General and administrative	19,454	13,972
Total operating expenses	105,830	89,286
Income from operations	10,822	8,236
Other expense, net	(12)	(2,562)
Income before income taxes	10,810	5,674
Provision for income taxes	4,677	2,431
Net income	$6,133	$3,243
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2016	2015
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	41	41
Sales and marketing	23	26
Product development	10	11
General and administrative	17	14
Total operating expenses	91	92
Income from operations	9	8
Other expense, net	—	(3)
Income before income taxes	9	5
Provision for income taxes	4	2
Net income	5%	3%

Comparison of the Three Months Ended March 31, 2016 and 2015
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$116,652	$97,522	$19,130	20%
Operating expenses:
Cost of revenue	48,063	39,525	8,538	22
Sales and marketing	27,088	25,105	1,983	8
Product development	11,225	10,684	541	5
General and administrative	19,454	13,972	5,482	39
Total operating expenses	105,830	89,286	16,544	19
Income from operations	10,822	8,236	2,586	31
Other expense, net	(12)	(2,562)	2,550	*
Income before income taxes	10,810	5,674	5,136	91
Provision for income taxes	4,677	2,431	2,246	*
Net income	$6,133	$3,243	$2,890	89%
__________________________________
*                 Not meaningful
Revenue
Revenue increased by $19.1 million, or 20%, to $116.7 million in the three months ended March 31, 2016 compared to the same period in 2015. We continue to undertake initiatives focused on broadening our subscription product offerings, which has resulted in increased customer utilization and provides customers an effective price per content download that is more economical at higher volumes. We believe these offerings will lead to sustained customer engagement over longer periods. As a result of these initiatives, the increase in revenue during the quarter was primarily attributable to the 23% increase in the number of paid downloads, the acquisition of new customers and increased activity by our enterprise customers, despite a 3.5% decrease in revenue per download. In the three months ended March 31, 2016 and 2015, we delivered 41.2 million and 33.4 million paid downloads, respectively, and our average revenue per download during these periods was $2.77 and $2.87, respectively.
In the three months ended March 31, 2016 compared to the same period in 2015, revenue from North America increased to 40% from 38% while revenue from Europe decreased to 34% from 35% and revenue from the rest of the world decreased to 26% from 27%.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $8.5 million, or 22%, to $48.1 million in the three months ended March 31, 2016 compared to the same period in 2015. Royalties increased $6.4 million, or 23%, which was in line with the increase in the number of paid downloads during the period. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage, product mix and to a lesser extent due to the contributors’ achievement level of royalty target thresholds. Employee-related expenses increased $0.6 million, or 15%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure. Other costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $1.0 million, or 27%, to $4.8 million in the three months ended March 31, 2016 compared to the same period in 2015 driven in large part by increases in the depreciation of capitalized internal-use software.
Sales and Marketing. Sales and marketing expenses increased by $2.0 million, or 8%, to $27.1 million in the three months ended March 31, 2016 compared to the same period in 2015. Employee-related expenses, including travel and entertainment, increased by $2.0 million, or 20%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales. We anticipate that our global sales and marketing spend will continue to increase in absolute dollars for the foreseeable future, as we continue to expand into additional markets.

Product Development. Product development expenses increased by $0.5 million, or 5%, to $11.2 million in the three months ended March 31, 2016 compared to the same period in 2015. Employee-related and consulting-related expenses increased by $2.8 million, or 31%, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our e-commerce platform, including ongoing efforts to improve our search capabilities. The increase in employee-related and consulting-related expenses was offset by an increase in capitalized labor costs of $2.8 million for internal use software development projects. We anticipate product development expenses will continue to increase in absolute dollars in the future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses increased by $5.5 million, or 39%, to $19.5 million in the three months ended March 31, 2016 compared to the same period in 2015. Employee-related expenses, excluding non-cash equity-based compensation, increased by $1.0 million, or 23%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our business and the infrastructure necessary to operate as a public company. Professional fees, software licenses and allocated depreciation and amortization expense increased by $1.4 million primarily due to increased outside services, costs related to improving our system infrastructure, and amortization of intangible assets associated with recent acquisitions. Also included in general and administrative expenses for the three months ended March 31, 2016 is a charge of $1.7 million related to a modification of the terms of the PremiumBeat contingent consideration agreement.
Other Expense, Net. Other expense decreased by $2.6 million, or 100%, in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to foreign currency gains related to the strengthening euro and British pound against the U.S. dollar. Also included in other expense, net are the changes in the fair value of the contingent consideration related to our recent acquisitions. We expect foreign currency transaction gains and losses to continue to fluctuate as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes. Income tax expense increased by $2.2 million to $4.7 million in the three months ended March 31, 2016 compared to the same period in 2015. Our effective tax rate for the three months ended March 31, 2016 and 2015 was 43.3% and 42.8%, respectively. During the three months ended March 31, 2016 and 2015, we incurred a net discrete tax expense related primarily to a change in our state apportionment percentage, which impacted our effective tax rate by 2.2% and 3.3%, respectively. Excluding those discrete items, our effective tax rate would have been 41.1% and 39.5% during the three months ended March 31, 2016 and 2015, respectively.
Quarterly Trends
Our operating results may fluctuate from quarter to quarter as a result of a variety of factors, including the effects of some seasonal trends in customer behavior. For example, we expect certain customers’ usage to decrease during the fourth quarter of each calendar year due to the year-end holiday vacation season, and to increase in the first quarter of each calendar year as many customers return to work. While we believe these seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues tend to be smoother and less volatile than if we had no subscription-based customers.
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
Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $220.6 million, which consisted primarily of money market mutual funds and checking account balances. Additionally, we held short-term investments in the amount of $55.0 million, all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flows generated from operations.
Historically, our principal uses of cash have been funding our operations, capital expenditures, content acquisition, business combinations that enhance our strategic position and share purchases under our share repurchase program. We plan to finance our operations and capital expenses largely through cash generated by our operations. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.

Share Repurchase Program
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
As of March 31, 2016, we have repurchased approximately 1,340,000 shares of our common stock under the share repurchase program at an average per-share cost of $32.42, of which $0.9 million has not been paid and is included in accrued expenses as of March 31, 2016. As of March 31, 2016, we had $56.6 million remaining for share repurchases under this program.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, enhancements to the functionality of our current platform, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. We anticipate capital additions, inclusive of digital content acquisition and capitalized labor, of approximately $22.0 million during the remainder of 2016. In April 2016, we paid the full amount of the contingent purchase price for WebDAM of approximately $4.0 million, and expect to pay approximately $10.0 million related to the contingent purchase price for PremiumBeat during 2017. See Note 6 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding capital expenditures for the three months ended March 31, 2016 and 2015.
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
In the three months ended March 31, 2016, net cash provided by operating activities was $23.0 million, including net income of $6.1 million, non-cash equity-based compensation of $7.4 million, depreciation and amortization of $4.2 million and the change in fair value of contingent consideration of $2.4 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $6.8 million, primarily related to the change in the volume of sales activity for which revenue has not been recognized, and to a lesser extent an increase in deferred revenue related to our WebDAM services.
Investing Activities
Cash used in investing activities in the three months ended March 31, 2016 was $17.1 million, consisting primarily of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements and website development costs in the amount of $7.8 million. We also paid $0.6 million to acquire the rights to distribute certain digital content in perpetuity. In addition, we increased our position in short-term investments by $7.9 million, net of sales.
Financing Activities
Cash used in financing activities in three months ended March 31, 2016 was $27.6 million, consisting primarily of $27.7 million paid for share repurchases during the quarter, partially offset by proceeds in the amount of $1.6 million from the issuance of common stock in connection with the exercise of stock options.
Contractual Obligations and Commitments
We lease office facilities under operating lease agreements that expire on various dates through 2029. We also have several co-location agreements with third-party hosting facilities that expire through 2017. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our office and co-location facilities as our revenue and customer base continue to grow and diversify.
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City. The aggregate future minimum lease payments under the lease, as amended, are approximately $85.6 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. T he letter of credit is collateralized by $2.6 million of cash as of March 31, 2016, and as such is reported as restricted cash on our consolidated balance sheet as of March 31, 2016.
Additionally, as of March 31, 2016, aggregate future minimum lease payments under other operating leases are approximately $8.0 million.
As of March 31, 2016, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2016 and for the fiscal years ending December 31, 2017, 2018, 2019 and 2020 were approximately $7.8 million, $8.7 million, $6.9 million, $4.0 million and $3.8 million, respectively.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.
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
We did not have any borrowings as of March 31, 2016.
Foreign Currency Exchange Risk
Revenue derived from customers residing outside North America as a percentage of total revenue was 60% and 62% for the three months ended March 31, 2016 and 2015, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound and the yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 32% and 31% for the three months ended March 31, 2016 and 2015, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar and therefore do not create foreign currency exchange risk. However, changes in exchange rates will affect our revenue and certain operating expenses, primarily employee-related expenses for our non-U.S. employees. Based on our foreign currency denominated revenue for the three months ended March 31, 2016, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
Because the majority of our revenue and expenses are incurred in the U.S. dollar, we have experienced fluctuations in our net income as a result of the volume of our business transacted in foreign currency and the changes in strength of the U.S. dollar against foreign currencies, specifically the euro and British pound. During the three months ended March 31, 2016 and 2015, the impact of foreign currency transactions was a gain of $0.6 million and a loss of $2.1 million, respectively. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management is in the process of implementing our internal control structure over Rex Features and PremiumBeat, both of which we acquired in January 2015. Except for the changes associated with this implementation, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
Item 1.        Legal Proceedings.
Although we are not currently a party to any material active litigation, from time to time, third parties assert claims against us regarding intellectual property rights, privacy issues and other matters arising during the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2016, there were no material changes to the risk factors described in our 2015 Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(c)

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number(or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2016	330,753	$30.23	330,753
February 1 - 29, 2016	312,694	29.89	312,694
March 1 - 31, 2016	237,201	35.70	237,201
	880,648	$31.59	880,648	$56,552,447
_______________________________________________________________________________

(1)
We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by the our board of directors. In October 2015, our board of directors authorized the repurchase of up to $100 million of our common stock, and, as of March 31, 2016, $56.6 million remained available for repurchase under this authorization.

Item 6.        Exhibits.
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: May 4, 2016	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2016	By:	/s/ Steven Berns
Steven Berns
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit
Number	Exhibit Description
10.1#	Amended and Restated Employment Agreement, dated May 2, 2016 between the Company and Catherine Ulrich
10.2#	Employment Agreement, dated September 15, 2015 between the Company and Anshu Aggarwal
10.3#	Offer Letter, dated November 9, 2015, between the Company and Peter Phelan
10.4#	Mutual Separation Agreement and General Release, dated March 22, 2016, between the Company and Peter Phelan
10.5#	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement
10.6#	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees
10.7#	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement
10.8
Second Lease Modification and Extension Agreement, dated January 8, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 13, 2016 (File No. 001-35669))

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________
#    Filed herewith.