Form 10-Q
period 2016-06-30
Shutterstock, Inc.
filed 2016-08-04
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common Stock, $0.01 par value per share	35,016,294

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2016

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
 Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q and our other filings with the SEC to the terms “Shutterstock”, “the Company”, “we”, “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock”, “Bigstock”, “Offset”, “PremiumBeat”, “Rex Features” and “WebDAM” are registered trademarks or logos appearing in this Quarterly Report on Form 10-Q and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$210,918	$241,304
Short-term investments	54,974	47,078
Credit card receivables	4,172	2,811
Accounts receivable, net	33,347	25,653
Prepaid expenses and other current assets	18,238	11,713
Deferred tax assets, net	7,166	7,116
Total current assets	328,815	335,675
Property and equipment, net	41,347	32,094
Intangible assets, net	27,618	29,781
Goodwill	51,423	50,934
Deferred tax assets, net	16,367	18,691
Other assets	2,807	1,946
Total assets	$468,377	$469,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,590	$6,816
Accrued expenses	31,247	30,696
Contributor royalties payable	19,270	17,822
Income taxes payable	516	953
Deferred revenue	111,258	98,239
Other liabilities	10,936	6,258
Total current liabilities	183,817	160,784
Deferred tax liability, net	2,908	3,778
Other non-current liabilities	7,519	15,994
Total liabilities	194,244	180,556
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 36,648 and 36,146 shares issued and 34,909 and 35,686 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	366	361
Treasury stock, at cost; 1,739 and 460 shares as of June 30, 2016 and December 31, 2015, respectively	(59,728)	(15,635)
Additional paid-in capital	232,312	213,851
Accumulated comprehensive loss	(8,636)	(6,449)
Retained earnings	109,819	96,437
Total stockholders’ equity	274,133	288,565
Total liabilities and stockholders’ equity	$468,377	$469,121
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$124,419	$104,365	$241,071	$201,887

Operating expenses:
Cost of revenue	52,245	42,545	100,308	82,070
Sales and marketing	31,571	27,429	58,659	52,534
Product development	11,971	10,189	23,196	20,873
General and administrative	18,155	14,536	37,609	28,508
Total operating expenses	113,942	94,699	219,772	183,985
Income from operations	10,477	9,666	21,299	17,902
Other expense, net	(212)	(57)	(224)	(2,619)
Income before income taxes	10,265	9,609	21,075	15,283
Provision for income taxes	3,016	4,272	7,693	6,703
Net income	$7,249	$5,337	$13,382	$8,580

Less: Undistributed earnings to participating stockholder	—	—	—	2
Net income available to common stockholders	$7,249	$5,337	$13,382	$8,578

Net income per share available to common stockholders:
Basic	$0.21	$0.15	$0.38	$0.24
Diluted	$0.20	$0.15	$0.37	$0.24

Weighted average shares outstanding:
Basic	34,957	35,864	35,166	35,750
Diluted	35,642	36,340	35,870	36,267
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$7,249	$5,337	$13,382	$8,580
Foreign currency translation (loss) gain	(4,261)	3,479	(2,405)	380
Unrealized gain on investments	154	9	218	17
Other comprehensive (loss) income	(4,107)	3,488	(2,187)	397
Comprehensive income	$3,142	$8,825	$11,195	$8,977

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,382	$8,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,005	6,494
Deferred taxes	1,792	(1,825)
Non-cash equity-based compensation	14,605	15,088
Change in fair value of contingent consideration	2,495	900
Settlement of contingent consideration liability in excess of acquisition-date fair value	(1,640)	—
Tax effect from exercise/vesting of equity awards, net	1,363	(1,700)
Bad debt reserve	2,702	814
Chargeback and sales refund reserves	(92)	20
Changes in operating assets and liabilities:
Credit card receivables	(1,345)	(1,356)
Accounts receivable	(10,688)	(6,202)
Prepaid expenses and other current and non-current assets	(4,317)	3,056
Accounts payable and other current and non-current liabilities	4,578	1,669
Contributor royalties payable	1,598	2,288
Income taxes payable	(4,852)	(1,203)
Deferred revenue	13,017	13,476
Net cash provided by operating activities	$41,603	$40,099
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,294)	(6,084)
Purchase of investments	(132,398)	(130,982)
Sale and maturities of investments	124,600	130,953
Acquisition of business, net of cash acquired	—	(62,379)
Acquisition of digital content	(1,462)	(1,473)
Security deposit payment	(889)	(71)
Net cash used in investing activities	$(26,443)	$(70,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(44,468)	—
Proceeds from exercise of stock options	3,520	5,697
Proceeds from issuance of common stock under 2012 Employee Stock Purchase Plan	809	1,052
Settlement of contingent consideration liability	(2,360)	—
Tax effect from exercise/vesting of equity awards, net	(1,363)	1,700
Net cash (used in) provided by financing activities	$(43,862)	$8,449
Effect of foreign exchange rate changes on cash	(1,684)	(486)
Net decrease in cash and cash equivalents	(30,386)	(21,974)
Cash and cash equivalents, beginning of period	241,304	233,453
Cash and cash equivalents, end of period	$210,918	$211,479

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$11,890	$7,807
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
The interim consolidated balance sheet as of June 30, 2016, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and the consolidated statement of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2016 and its consolidated results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2016 and 2015. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other future annual or interim period.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The Company evaluates its significant estimates on an ongoing basis, including, but not limited to allowance for doubtful accounts, sales refund reserve, accruals related to self-insurance, the fair value of goodwill, intangible assets and other long-lived assets, non-cash equity-based compensation, the fair value of contingent consideration, the provision for income taxes and the amount of certain non-income tax accruals. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Restricted Cash
The Company’s restricted cash relates to security deposits for its office leases. As of June 30, 2016 and December 31, 2015, the Company had restricted cash of approximately $2.6 million and $1.8 million, respectively, in other assets that related to the lease for its headquarters in New York City, which expires in 2029. In January 2016, this lease was amended to provide additional space and extend the lease term, which required an increased security deposit. The carrying value of restricted cash approximates fair value.
Allowance for Doubtful Accounts
The Company’s accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. As of June 30, 2016 and December 31, 2015, the Company’s allowance for doubtful accounts was approximately $6.2 million and $3.8 million, respectively, which was included as a reduction of accounts receivable.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of June 30, 2016, the Company had deferred rent of $7.7 million, of which $0.7 million was included in other liabilities and $7.0 million was included in other non-current liabilities. As of December 31, 2015, the Company had deferred rent of $8.0 million, of which $0.7 million was included in other liabilities and $7.3 million was included in other non-current liabilities.
Chargeback and Sales Refund Allowance
The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of both June 30, 2016 and December 31, 2015, the Company’s combined allowance for chargebacks and sales refunds was $0.7 million, which was included in other liabilities.
Medical Self-insurance Costs
The Company is partially self-insured for claims relating to employee medical benefit programs. The medical self-insurance program is administered by a third party and contains stop-loss provisions on both an individual claim basis and in aggregate. The Company records claims incurred as an expense each period, including an estimate of claims incurred but not yet reported. The Company uses claims data and historical experience, as applicable, to estimate the liability for unreported claims and believes that the methodologies used to estimate insurance liabilities result in an accurate reflection of the liabilities as of the date of the balance sheet.
Contingent Consideration
The Company records a liability for contingent consideration at the date of a business combination and reassesses the fair value of the liability each period until it is settled. Upon settlement of these liabilities, the portion of the contingent consideration payment that is attributable to the initial amount recorded as part of the business combination is classified as a cash flow from financing activities and the portion of the settlement that is attributable to subsequent changes in the fair value of the contingent consideration is classified as a cash flow from operating activities in the consolidated statement of cash flows.
Income Taxes
The Company’s income tax expense includes U.S. (federal and state) and foreign income taxes. Significant management judgment is required in projecting ordinary income in order to determine the Company’s estimated effective tax rate.
The Company has assessed the realizability of deferred tax assets and determined that based on the available evidence, including a history of taxable income and estimates of future taxable income, it is more likely than not that the deferred tax assets will be realized. Quarterly, the Company will continue to evaluate its ability to realize deferred tax assets. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

event that actual results differ from these estimates, the Company will adjust these estimates in future periods, which may result in a change in the effective tax rate in a future period.
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
(2) Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities (in thousands):

	As of June 30, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,436	$81,436	$—	$—
Commercial paper	54,974	—	54,974	—
Total assets measured at fair value	$136,410	$81,436	$54,974	$—
Liabilities:
Acquisition-related contingent consideration	$9,570	$—	$—	$9,570
Total liabilities measured at fair value	$9,570	$—	$—	$9,570

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
Short-term investments are summarized as follows (in thousands):

	As of June 30, 2016	As of December 31, 2015
Commercial Paper:
Amortized cost	$54,981	$47,084
Unrealized gains	—	—
Unrealized losses	(7)	(6)
Total short-term investments measured at fair value	$54,974	$47,078
Acquisition-Related Contingent Consideration
The Company reassesses the fair value of contingent consideration to be settled in cash related to certain of the Company’s acquisitions using the Black-Scholes model until the settlement amount of the cash flow is determinable. These contingencies are considered level 3 measurements. Significant assumptions used in measuring the fair value include probabilities of achieving certain revenue milestones based on the Company’s expectations and a discount rate which is based on an unobservable input that is supported by little or no market activity.
As of December 31, 2015, the settlement amount of the contingent consideration related to the Company’s acquisition of WebDAM was determined to be $4.0 million and was included in other liabilities. No changes in fair value were recorded during the six months ended June 30, 2016. The contingent consideration of $4.0 million was paid in April 2016, and there was no remaining liability as of June 30, 2016.
During the first quarter of fiscal 2016, the settlement amount of the contingent consideration related to the PremiumBeat acquisition was determined to be $10.0 million, which will be paid during 2017. As of June 30, 2016, the present value of the amount to be paid was $9.6 million and was included in other liabilities. As of December 31, 2015, the fair value of the contingent consideration was $7.1 million, and was included in other non-current liabilities.
Other Fair Value Measurements
Cash, accounts receivable, restricted cash, accounts payable, accrued expenses and deferred revenue carrying amounts approximate fair value because of the short-term nature of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that non-financial assets be recorded at fair value.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2016	As of December 31, 2015
Computer equipment and software	$46,867	$37,502
Furniture and fixtures	2,837	2,933
Leasehold improvements	15,748	14,471
Property and equipment	65,452	54,906
Less accumulated depreciation	(24,105)	(22,812)
Property and equipment, net	$41,347	$32,094
Depreciation expense related to property and equipment was $3.5 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively, and $6.5 million and $4.3 million for the six months ended June 30, 2016 and 2015, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $3.4 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $6.2 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.
The portion of total depreciation expense related to capitalized internal-use software was $0.7 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense.
As of June 30, 2016 and December 31, 2015, the Company had capitalized internal-use software of $9.0 million and $3.9 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.
(4) Goodwill, Intangible Assets and Acquisition Activity
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, Editorial, Music and WebDAM reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock, Music and Editorial are included in the Company's “Content Business” reporting segment while WebDAM is included in the non-reportable “Other Category”. The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments through June 30, 2016 (in thousands):

	Consolidated	Content Business	Other Category
Balance as of December 31, 2015	$50,934	$42,171	$8,763
Foreign currency translation adjustment	489	489	—
Balance as of June 30, 2016	$51,423	$42,660	$8,763
No triggering events were identified during the six months ended June 30, 2016.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Other Intangible Assets
Intangible assets consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$18,287	$(3,692)	9	$19,523	$(3,089)
Trade name	6,837	(1,636)	7	7,111	(1,188)
Developed technology	3,457	(1,566)	4	3,734	(1,129)
Contributor content	6,340	(693)	9	5,138	(567)
Patents	209	(46)	18	193	(40)
Domain name	160	(39)	11	120	(25)
Total	$35,290	$(7,672)		$35,819	$(6,038)
Amortization expense was $1.3 million for both of the three months ended June 30, 2016 and 2015 and $2.5 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $2.5 million for the remaining six months of 2016, $5.0 million in 2017, $4.1 million in 2018, $3.9 million in 2019, $3.3 million in 2020, $2.8 million in 2021 and $5.9 million thereafter.
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
 Goodwill related to the acquisition of Rex Features is attributable to its ability to serve as the foundation of the Company’s editorial offering, serving as a base for accelerating the growth of the offering by leveraging Rex Features’ editorial expertise and the Company’s technical capabilities and position in the marketplace, and is not deductible for tax purposes.
PremiumBeat
On January 22, 2015, the Company acquired substantially all of the assets and certain liabilities of Arbour Interactive, Inc., or PremiumBeat, pursuant to an asset purchase agreement. The total purchase price of $35.4 million consisted of a cash payment of $31.7 million and $3.7 million in contingent consideration based on certain performance criteria. As of June 30, 2016, the fair value of the contingent consideration related to the PremiumBeat acquisition was $9.6 million, which represents the present value of the amount that will be paid, and is included in other liabilities. During the six months ended June 30, 2016, the Company recorded a change in the fair value of the contingent consideration in the amount of $2.5 million, of which $0.8 million was recorded as a component of other (expense) income, net related to the passage of time and $1.7 million was recorded as a component of general and administrative expense related to a modification of the terms of the contingent consideration agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

As a result of the acquisitions of Rex Features and PremiumBeat, the Company recorded $0.4 million of professional fees in the six months ended June 30, 2015. There were no professional fees related to these acquisitions in the three and six months ended June 30, 2016 or the three months ended June 30, 2015. The professional fees are included in general and administrative expense.
Pro forma results of operations have not been presented because the effect of these business combinations was not material to the Company’s pro forma consolidated results of operations for any of the periods presented.
(5) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Compensation	$8,405	$8,995
Non-income taxes	7,185	7,095
Royalty tax withholdings	6,590	6,439
Payroll tax withholdings	825	426
Professional fees	1,451	902
Marketing expenses	748	237
Other expenses	6,043	6,602
Total accrued expenses	$31,247	$30,696

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Commitments and Contingencies
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases was $1.4 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $3.0 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.
In 2016, the Company’s lease for its office facility in New York City was amended to, among other things, provide for the lease of approximately 25,000 square feet of additional office space and extend the term of the lease. In connection with the underlying lease agreement, the Company entered into a letter of credit as a security deposit for the leased facilities, which was increased to $2.6 million in connection with the January 2016 amendment. The letter of credit was collateralized by $2.6 million of cash as of June 30, 2016, which is recorded as restricted cash and is included in other assets in the consolidated balance sheet. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum payments under the amended lease are approximately $84.7 million.
Capital Expenditures
As of June 30, 2016, the Company had outstanding commitments to purchase approximately $0.5 million of data servers and other equipment related to the expansion of its existing business and infrastructure.
Other Obligations
As of June 30, 2016, the Company had other obligations in the amount of approximately $29.0 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2016, the Company’s other obligations for the remainder of 2016 and for the years ending December 31, 2017, 2018, 2019 and 2020 were approximately $4.8 million, $9.0 million, $7.4 million, $4.0 million and $3.8 million, respectively.
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
Indemnification
In the ordinary course of business, the Company enters into contractual agreements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which an image is used. The Company’s license agreements generally cap indemnification obligations at amounts ranging from $10,000 to $250,000, with certain exceptions for which the Company’s indemnification obligations are uncapped. As of June 30, 2016, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with its executive officers, directors and certain employees. These agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.
(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the six months ended June 30, 2016, the Company issued approximately 502,000 shares of common stock, related primarily to the exercise of stock options and the vesting of restricted stock units (“RSUs”).
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
During the six months ended June 30, 2016, the Company repurchased approximately 1,280,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $34.44, of which $0.4 million has not been paid as of June 30, 2016 and is included in accrued expenses. As of June 30, 2016, the Company had $40.3 million remaining for purchases under the share repurchase program.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under the 2012 Omnibus Equity Incentive Plan and sales of shares of common stock under the 2012 Employee Stock Purchase Plan (the “2012 ESPP”) based on each award’s fair value on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$521	$466	$1,054	$948
Sales and marketing	1,357	1,428	2,548	2,746
Product development	2,003	1,751	4,152	4,120
General and administrative	3,371	3,935	6,851	7,274
Total	$7,252	$7,580	$14,605	$15,088
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$1,892	$1,777	$3,628	$3,823
RSUs	5,207	5,484	10,609	10,520
ESPP shares	153	221	325	420
RSUs related to the acquisition of WebDAM	—	98	43	325
Total	$7,252	$7,580	$14,605	$15,088

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the six months ended June 30, 2016, the Company granted options to purchase approximately 438,000 shares of its common stock with a weighted average exercise price of $35.51. As of June 30, 2016, there were approximately 403,000 options vested and exercisable with a weighted average exercise price of $30.64. As of June 30, 2016, the total unrecognized compensation charge related to non-vested options was approximately $25.5 million, which is expected to be recognized through the fiscal year 2021.
Restricted Stock Units
During the six months ended June 30, 2016, the Company granted approximately 686,000 RSUs. As of June 30, 2016 there are approximately 1,304,000 non-vested RSUs outstanding. As of June 30, 2016, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $48.8 million, which is expected to be recognized through fiscal year 2021.
Included in the total number of RSUs granted during the six months ended June 30, 2016 was approximately 31,000 RSUs granted and issued in satisfaction of the Company’s liability to certain WebDAM executives to provide a fixed-dollar amount of RSUs in connection with the acquisition. As of June 30, 2016, the Company had no additional stock-based compensation awards which require liability accounting.
ESPP Shares
During the six months ended June 30, 2016, approximately 26,000 shares of the Company’s common stock were issued under the 2012 ESPP.
(8) Employee Benefit Plans
The Company has a 401(k) defined contribution plan and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ base compensation per year. Matching contributions are fully vested and non-forfeitable at all times. The Company recorded employer matching contributions of $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.
(9) Other Expense, Net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency gain (loss)	$(123)	$313	$547	$(1,761)
Change in fair value of contingent consideration	(130)	(385)	(844)	(900)
Interest income	41	15	73	42
Total expense	$(212)	$(57)	$(224)	$(2,619)
(10) Income Taxes
The Company’s effective tax rates were 29.4% and 44.5% for the three months ended June 30, 2016 and 2015, respectively, and 36.5% and 43.9% for the six months ended June 30, 2016 and 2015, respectively. The Company incurred discrete tax items, the net effect of which decreased the effective tax rate by 9.1% and increased the effective tax rate by 1.0% for the three months ended June 30, 2016 and 2015, respectively, and decreased the effective rate by 3.3% and increased the effective rate by 1.7% for the six months ended June 30, 2016 and 2015, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The effective tax rate differs from the statutory tax rate due primarily to non-deductible expenses related to non-cash equity-based compensation.
During the three and six months ended June 30, 2016 and 2015, unrecognized tax benefits recorded by the Company for uncertain tax positions taken in prior years were not material. During the three and six months ended June 30, 2016, the Company recognized a tax benefit of approximately $1.2 million related to the release of reserve for uncertain tax positions due to a lapse in the statute of limitations. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three and six months ended June 30, 2016 and 2015.
As of June 30, 2016, the Company had approximately $8.7 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. It is currently not practicable for the Company to calculate the associated unrecognized deferred tax liability.
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
A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share available to common stockholders follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic	34,957	35,864	35,166	35,750
Stock options and ESPP shares	479	363	415	391
Unvested RSUs and restricted stock awards	206	113	289	126
Diluted	35,642	36,340	35,870	36,267

Dilutive securities included in the calculation	1,907	1,928	1,860	1,967
Anti-dilutive securities excluded from the calculation	1,259	686	1,165	688
(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America	$49,565	$41,189	$96,707	$78,695
Europe	41,094	34,944	80,280	69,046
Rest of the world	33,760	28,232	64,084	54,146
Total revenue	$124,419	$104,365	$241,071	$201,887

The United States, included in North America in the above table, accounted for 34% of consolidated revenue for both of the three months ended June 30, 2016 and 2015, and 35% and 34% for the six months ended June 30, 2016 and 2015, respectively. The United Kingdom, included in Europe in the above table, accounted for 10% of total revenue for both of the three and six months ended June 30, 2016 and 11% of consolidated revenue for both of the three and six months ended June 30, 2015. No other country accounts for more than 10% of the Company’s revenue in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s long-lived tangible assets were located as follows (in thousands):

	June 30,	December 31,
	2016	2015
North America	$40,373	$31,699
Europe	974	395
Total long-lived tangible assets	$41,347	$32,094

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
Our global marketplace brings together users of creative content with content producers from around the world by providing a freely searchable collection of content that our customers can pay to license, download and incorporate into their work. More than 1.5 million active, paying customers contributed to our revenue for the twelve month period ended June 30, 2016. As of June 30, 2016, more than 130,000 approved contributors made their creative content available in our collection, which has grown to more than 90 million images and more than 4 million video clips. This makes our collection of creative content one of the largest of its kind, and we delivered more than 80 million paid downloads to our customers from that collection during the six months ended June 30, 2016. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.
In May 2016, we announced the release of a plugin for Microsoft Powerpoint which will provide business professionals around the world with instant access to our vast collection of high-quality images. Additionally, we released enhanced search and discovery features on our iOS mobile application, becoming the first stock photo provider to provide reverse image search capabilities on mobile devices.
In July 2016, we announced an API integration partnership with Google, which provides users of Google’s digital and mobile display advertising products, including Adsense, Adwords, and Admob, access to Shutterstock’s image collection for license.
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
Our cost of revenue is substantially similar as a percentage of revenue across our various purchase options. While contributors earn a fixed amount per download for some of our plans, we have set the per-download amount paid to our contributors for each of our purchase options so that contributors earn more per download from plans where we collect higher revenue per download. Under this cost structure, changes in revenue activity are the primary drivers of changes in our cost of revenue, and we expect that shifts in the relative popularity of our purchase options will not materially impact our proportional cost of revenue.
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
Over the past several years, we have invested amounts in marketing that represent a significant percentage of revenue. Since we believe the market for creative content will continue to grow globally, we plan to continue to invest aggressively in customer acquisition through our various global channels to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the content that they need, the degree to which we make use of the large quantity of data we collect about content and search patterns, and the degree to which we have been able to localize the overall experience for international audiences. In pursuit of our growth objectives, we have also invested aggressively in product development and we plan to broaden our investments in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. Approved and licensable high-quality content in the Shutterstock collection exceeded 90 million images and 4 million video clips as of June 30, 2016, making it one of the largest libraries of its kind.
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except revenue per download)
Paid downloads (during the period)	43.4	35.9	84.6	69.3
Revenue per download (during the period)	$2.81	$2.85	$2.79	$2.86
Images in collection (end of period)	92.1	57.2	92.1	57.2
Paid Downloads
Measuring the number of paid downloads that our customers make in any given period is important because our revenue and contributor royalties are driven primarily by paid download activity. For customers that choose our On Demand purchase options, each incremental download results in incremental recognition of revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each incremental download, but we believe that download activity is an important measure of the value that we deliver to subscription customers and the likelihood that the customer will renew. We define paid downloads as the number of downloads of our creative content by customers in a given period, excluding re-downloads of content that a customer has downloaded in the past (which do not generate incremental revenue or contributor royalty expense) and downloads of promotional images (which we make available at no cost as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, medical self-insurance accruals, chargeback and sales refund reserve, the fair value of goodwill, intangibles and other long-lived assets, non-cash equity-based compensation expense, the fair value of contingent consideration, the provision for income taxes and the amount of certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
We believe that the policies, assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, chargeback and sales refund reserve, stock-based compensation, self-insurance accruals, accounting for non-income and income taxes, goodwill and intangible assets and advertising costs have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
We typically receive the full amount of purchases at the time of sale; however, revenue is recognized ratably over the course of a subscription or as content is downloaded. Some of our larger custom and enterprise accounts are invoiced and pay us on credit terms. For certain of these accounts, we receive payment in installments over the course of an annual commitment.
We also generate revenue through WebDAM, which we acquired in March 2014. WebDAM licenses digital asset management software services to marketing and creative teams and enterprise organizations through its cloud-based software platform. Software licensing fees are recognized ratably as revenue over the course of the contractual term, which is typically one year. Any setup or implementation fees are recognized ratably over the longer of the contractual term or the estimated customer relationship period, which is currently three years. Fees for on-boarding and other professional services, which typically take place over a period of time less than one year and provide immediate benefit to customers upon completion, are recorded as revenue when services are substantially complete and all other revenue recognition criteria have been met.
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
Product Development. Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development expenses as incurred, except for costs that are capitalized for internal-use software development projects and subsequently depreciated over the expected useful life of the developed software. During 2015, we experienced an increase in capitalized costs for internal-use software development related primarily to our efforts to launch new and innovative products. We expect product development expenses, of which a portion will be capitalized, to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses include employee compensation, including non-cash equity-based compensation, bonuses and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology, business intelligence and other administrative personnel. In addition, general and administrative expenses include outside legal, tax and accounting services, bad debt expense, insurance, facilities costs and other supporting overhead costs. We expect to incur incremental general and administrative expenses to support our global operational growth and enhancements to support our reporting and planning functions.
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
Income Taxes. We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statements of Operations:
Revenue	$124,419	$104,365	$241,071	$201,887
Operating expenses:
Cost of revenue	52,245	42,545	100,308	82,070
Sales and marketing	31,571	27,429	58,659	52,534
Product development	11,971	10,189	23,196	20,873
General and administrative	18,155	14,536	37,609	28,508
Total operating expenses	113,942	94,699	219,772	183,985
Income from operations	10,477	9,666	21,299	17,902
Other expense, net	(212)	(57)	(224)	(2,619)
Income before income taxes	10,265	9,609	21,075	15,283
Provision for income taxes	3,016	4,272	7,693	6,703
Net income	$7,249	$5,337	$13,382	$8,580
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	42	41	42	41
Sales and marketing	25	26	24	26
Product development	10	10	10	10
General and administrative	15	14	16	14
Total operating expenses	92	91	92	91
Income from operations	8	9	8	9
Other expense, net	—	—	—	(1)
Income before income taxes	8	9	8	8
Provision for income taxes	2	4	3	3
Net income	6%	5%	5%	5%

Comparison of the Three Months Ended June 30, 2016 and 2015
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$124,419	$104,365	$20,054	19%
Operating expenses:
Cost of revenue	52,245	42,545	9,700	23
Sales and marketing	31,571	27,429	4,142	15
Product development	11,971	10,189	1,782	17
General and administrative	18,155	14,536	3,619	25
Total operating expenses	113,942	94,699	19,243	20
Income from operations	10,477	9,666	811	8
Other expense, net	(212)	(57)	(155)	*
Income before income taxes	10,265	9,609	656	7
Provision for income taxes	3,016	4,272	(1,256)	*
Net income	$7,249	$5,337	$1,912	36%
__________________________________
*    Not meaningful
Revenue
Revenue increased by $20.1 million, or 19%, to $124.4 million in the three months ended June 30, 2016 compared to the same period in 2015. We continue to undertake initiatives focused on broadening our subscription product offerings, which has resulted in increased customer utilization and provides customers an effective price per content download that is more economical at higher volumes. We believe these offerings will lead to sustained customer engagement over longer periods. As a result of these initiatives, the increase in revenue during the quarter was primarily attributable to the 21% increase in the number of paid downloads, the acquisition of new customers and increased activity by our enterprise customers, despite a 1.4% decrease in revenue per download. In the three months ended June 30, 2016 and 2015, we delivered 43.4 million and 35.9 million paid downloads, respectively, and our average revenue per download during these periods was $2.81 and $2.85, respectively.
In the three months ended June 30, 2016 compared to the same period in 2015, as a percentage of total revenue, revenue from North America increased slightly to 40% from 39% while revenue from Europe and the rest of the world remained relatively flat at 33% and 27%, respectively.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $9.7 million, or 23%, to $52.2 million in the three months ended June 30, 2016 compared to the same period in 2015. Royalties increased $6.2 million, or 20%, which was in line with the increase in the number of paid downloads during the period. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period, primarily due to customer usage, product mix and to a lesser extent due to the contributors’ achievement of royalty target thresholds. Costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $1.3 million, or 32%, to $5.3 million in the three months ended June 30, 2016 compared to the same period in 2015, driven in large part by increases in the depreciation of capitalized internal-use software. Employee-related expenses increased $0.8 million, or 21%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure.
Sales and Marketing. Sales and marketing expenses increased by $4.1 million, or 15%, to $31.6 million in the three months ended June 30, 2016 compared to the same period in 2015. The change was driven by a $2.6 million increase in advertising expenses, which represents an 18% increase over the prior year. Advertising expenses have historically been the most significant component of sales and marketing expenses and can vary based on the timing of our strategic initiatives. Employee-related expenses, including travel and entertainment, increased by $1.4 million, or 13%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales. We anticipate that our global sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to expand into additional markets.
Product Development. Product development expenses increased by $1.8 million, or 17%, to $12.0 million in the three months ended June 30, 2016 compared to the same period in 2015. Employee-related and consulting-related expenses increased by $4.4 million, or 51%, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our e-commerce platform, including ongoing efforts to improve our search capabilities. The increase in employee-related and consulting-related expenses was offset by an increase in capitalized labor costs of $3.0 million for internal-use software development projects. We anticipate product development expenses will continue to increase in absolute dollars in the future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses increased by $3.6 million, or 25%, to $18.2 million in the three months ended June 30, 2016 compared to the same period in 2015. Employee-related expenses, excluding non-cash equity-based compensation, increased by $1.2 million, or 29%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our business and the infrastructure necessary to operate as a public company, which was partly offset by a decrease in non-cash equity-based compensation of $0.6 million or 14%. Expenses related to the allowance for doubtful accounts increased by approximately $1.0 million primarily as a result of a deterioration of the aging of accounts receivable, evaluations of specific customers during the period and an increase in the gross receivable balance due to higher sales to enterprise customers. Professional fees, software licenses and allocated depreciation and amortization expense increased by $0.7 million primarily due to increased outside services and costs related to improving our application and hardware infrastructure.
Other Expense, Net. Other expense primarily consists of the changes in the fair value of contingent consideration related to certain of our recent acquisitions and foreign currency transaction gains and losses. In the current period, foreign currency transaction losses and changes in fair value of contingent consideration were not significant. In the prior year’s comparable period, foreign currency transaction gains mostly offset total charges related to contingent consideration. We expect foreign currency transaction gains and losses to continue to fluctuate as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes. Income tax expense decreased by $1.3 million to $3.0 million in the three months ended June 30, 2016 compared to the same period in 2015. Our effective tax rate for the three months ended June 30, 2016 and 2015 was 29.4% and 44.5%, respectively. During the three months ended June 30, 2016, we incurred a net discrete tax benefit resulting primarily from a reserve release related to our uncertain tax positions which decreased our effective tax rate by 9.1% and during the three months ended June 30, 2015, we incurred a net discrete tax expense which increased our effective tax rate by 1.0%. Excluding those discrete items, our effective tax rate would have been 38.5% and 43.5% during the three months ended June 30, 2016 and 2015, respectively.

Comparison of the Six Months Ended June 30, 2016 and 2015
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$241,071	$201,887	$39,184	19%
Operating expenses:
Cost of revenue	100,308	82,070	18,238	22%
Sales and marketing	58,659	52,534	6,125	12%
Product development	23,196	20,873	2,323	11%
General and administrative	37,609	28,508	9,101	32%
Total operating expenses	219,772	183,985	35,787	19%
Income from operations	21,299	17,902	3,397	19%
Other expense, net	(224)	(2,619)	2,395	*
Income before income taxes	21,075	15,283	5,792	38%
Provision for income taxes	7,693	6,703	990	*
Net income	$13,382	$8,580	$4,802	56%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $39.2 million, or 19%, to $241.1 million in the six months ended June 30, 2016 compared to the same period in 2015. We continue to undertake initiatives focused on broadening our subscription product offerings, which has resulted in increased customer utilization and provides customers an effective price per content download that is more economical at higher volumes. We believe these offerings will lead to sustained customer engagement over longer periods. As a result of these initiatives, the increase in revenue was primarily attributable to a 22% increase in the number of paid downloads, the acquisition of new customers and increased activity by our enterprise customers, despite a 2% decrease in revenue per download. In the six months ended June 30, 2016 and 2015, we delivered 84.6 million and 69.3 million paid downloads, respectively, and our average revenue per download during these periods was $2.79 and $2.86, respectively.
In the six months ended June 30, 2016 compared to the same period in 2015, revenue from North America increased to 40% from 39% while revenue from Europe decreased to 33% from 34% and revenue from the rest of the world remained relatively flat at approximately 27% of total revenue.
Cost and Expenses
Cost of Revenue.   Cost of revenue increased by $18.2 million, or 22%, to $100.3 million in the six months ended June 30, 2016 compared to the same period in 2015. Royalties increased $12.5 million, or 22%, which was in line with the change in the number of paid downloads during the period. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage, product mix and to a lesser extent due to the contributors’ achievement level of royalty target thresholds. Employee-related expenses increased by $1.4 million, or 18%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure. Other costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $2.3 million, or 30%, to $10.1 million in the six months ended June 30, 2016 compared to the same period in 2015.
Sales and Marketing.   Sales and marketing expenses increased by $6.1 million, or 12%, to $58.7 million in the six months ended June 30, 2016 compared to the same period in 2015. Advertising expenses, the largest component of our sales and marketing expenses, increased by $2.3 million, or 8%, compared to the same period in 2015 as a result of increased spending on affiliate, search advertising and other new channels. We anticipate that our global advertising spend will continue to increase in absolute dollars for the foreseeable future, as we further our international expansion. Employee-related expenses, including travel and entertainment, increased by $3.4 million, or 16%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales. We anticipate that our global sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new products and geographies as well as growth from new customers.

Product Development.   Product development expenses increased by $2.3 million, or 11%, to $23.2 million in the six months ended June 30, 2016 compared to the same period in 2015. Employee-related and consulting-related expenses increased by $7.2 million, or 41%, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. The increase in employee-related and consulting-related expenses was partially offset by an increase in capitalized costs of $5.7 million for internal-use software development projects. We anticipate product development expenses to increase in absolute dollars for the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.   General and administrative expenses increased by $9.1 million, or 32%, to $37.6 million in the six months ended June 30, 2016 compared to the same period in 2015. Employee-related expenses, excluding non-cash equity based compensation, increased by $2.2 million, or 25%, driven by an increase in headcount in finance, legal, human resources, internal information technology and business intelligence personnel to support the growth in our business and the infrastructure necessary to operate as a public company, partly offset by a decrease in non-cash equity-based compensation costs of $0.4 million. Professional fees, software licenses and allocated depreciation and amortization expense increased by $2.1 million primarily due to increased outside services and costs related to improving our system infrastructure. Expenses related to the allowance for doubtful accounts increased by $1.9 million primarily as a result of a deterioration of the aging of accounts receivable, evaluations of specific customers during the period and an increase in the gross receivable balance due to higher sales to enterprise customers. Also included in general and administrative expenses for the six months ended June 30, 2016 is a charge of $1.7 million related to a modification of the terms of the PremiumBeat contingent consideration arrangement.
Other Expense, Net. Other expenses primarily include foreign currency gains and losses and changes in the fair value of contingent consideration related to the passage of time. During the six months ended June 30, 2016, expenses related to contingent consideration were partly offset by foreign currency transaction gains, as compared to 2015 where foreign currency transaction losses caused other expenses to be significantly higher. The change in the impact of foreign currency drove an increase in other expense of $2.3 million in the six months ended June 30, 2016 as compared to the prior period. We expect foreign currency transaction gains and losses to continue to fluctuate as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes.   Income tax expense increased by $1.0 million to $7.7 million in the six months ended June 30, 2016 compared to the same period in 2015. Our effective tax rate for the six months ended June 30, 2016 and 2015 was 36.5% and 43.9%, respectively. During the six months ended June 30, 2016, we incurred a discrete tax benefit resulting primarily from a reserve release related to our uncertain tax positions, which decreased our effective tax rate by 3.3% and during the six months ended June 30, 2015, we incurred a net discrete tax expense which increased our effective tax rate by 1.7%. Excluding these discrete items, the effective tax rate would have been 39.8% and 42.2% during the six months ended June 30, 2016 and 2015, respectively.
Quarterly Trends
Our operating results may fluctuate from quarter to quarter as a result of a variety of factors, including the effects of some seasonal trends in customer behavior. For example, we expect certain customers’ usage may decrease during the fourth quarter of each calendar year due to the year-end holiday vacation season and may increase in the first quarter of each calendar year as many customers return to work. While we believe seasonal trends have affected and will continue to affect our quarterly results, our trajectory of rapid growth may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues tend to be smoother and less volatile than if we had no subscription-based customers.
In addition, expenditures on digital content by customers tend to be discretionary in nature, reflecting overall economic conditions, the economic prospects of specific industries, budgeting constraints, buying patterns and a variety of other factors, many of which are outside our control. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indicators of our future operating performance.
Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $210.9 million, which consisted primarily of money market mutual funds and checking account balances. Additionally, we held short-term investments in the amount of $55.0 million, all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
As of June 30, 2016, we have repurchased approximately 1,739,000 shares of our common stock under the share repurchase program at an average per-share cost of $34.33, of which $0.4 million has not been paid and is included in accrued expenses as of June 30, 2016. As of June 30, 2016, we had $40.3 million remaining for share repurchases under this program.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, enhancements to the functionality of our current platform, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. We anticipate capital additions, inclusive of digital content acquisition and capitalized labor, of approximately $17.0 million during the remainder of 2016. In April 2016, we paid the full amount of the contingent purchase price for WebDAM of approximately $4.0 million, and expect to pay $10.0 million related to the contingent purchase price for PremiumBeat during the first half of 2017. See Note 6 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of June 30, 2016.
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
In the six months ended June 30, 2016, net cash provided by operating activities was $41.6 million, including net income of $13.4 million, non-cash equity-based compensation of $14.6 million, depreciation and amortization of $9.0 million and the change in fair value of contingent consideration of $2.5 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $13.0 million, primarily related to the change in the volume of sales activity for which revenue has not been recognized, and to a lesser extent an increase in deferred revenue related to our WebDAM services. These amounts were offset by the portion of the contingent consideration payment related to the WebDAM acquisition that was classified as an operating cash flow of approximately $1.6 million.
Investing Activities
Cash used in investing activities in the six months ended June 30, 2016 was $26.4 million, consisting primarily of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of leasehold improvements and website development costs in the amount of $16.3 million. We also paid $1.5 million to acquire the rights to distribute certain digital content in perpetuity. In addition, we increased our position in short-term investments by $7.8 million, net of sales.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2016 was $43.9 million, consisting primarily of $44.5 million paid for share repurchases during the period and $2.4 million which was paid to the former owners of WebDAM in settlement of the contingent purchase price liability established at the acquisition date. These amounts were offset by proceeds of approximately $4.3 million from the issuance of common stock in connection with the exercise of stock options and the sale of stock under our employee stock purchase plan.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City. The aggregate future minimum lease payments under the lease, as amended, are approximately $84.7 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of June 30, 2016, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash on our consolidated balance sheet as of June 30, 2016.
Additionally, as of June 30, 2016, aggregate future minimum lease payments under other operating leases are approximately $7.4 million.
As of June 30, 2016, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2016 and for the fiscal years ending December 31, 2017, 2018, 2019 and 2020 were approximately $4.8 million, $9.0 million, $7.4 million, $4.0 million and $3.8 million, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.
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
We did not have any borrowings as of June 30, 2016.
Foreign Currency Exchange Risk
Revenue derived from customers residing outside North America as a percentage of total revenue was approximately 60% for both of the three months ended June 30, 2016 and 2015 and approximately 60% and 61% for the six months ended June 30, 2016 and 2015, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 33% and 31% for the three months ended June 30, 2016 and 2015, respectively, and approximately 32% and 32% for the six months ended June 30, 2016 and 2015, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar and therefore do not create foreign currency exchange risk. However, changes in exchange rates will affect our revenue and certain operating expenses, primarily employee-related expenses for our non-U.S. employees. Based on our foreign currency denominated revenue for the six months ended June 30, 2016, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
Although the majority of our revenue and expenses are incurred in the U.S. dollar, we have experienced fluctuations in our net income as a result of the volume of our business transacted in foreign currency and the changes in strength of the U.S. dollar against foreign currencies, specifically the euro and British pound. During the three and six months ended June 30, 2016, the impact of foreign currency transactions was a loss of $0.3 million and a gain of $0.4 million, respectively. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future. It is difficult to predict the impact hedging activities would have on our results of operations.

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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended June 30, 2016, there were no material changes to the risk factors described in our 2015 Form 10-K, other than as disclosed below.
Continuing expansion into international markets is important for our growth, and as we continue to expand internationally, we face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs or otherwise limit our growth.
Continuing to expand our business to attract customers and contributors in countries other than the United States is a critical element of our business strategy. In the six months ended June 30, 2016, approximately 65% of our revenue was derived from customers located outside of the United States. While a significant portion of our customers reside outside of the United States, we have a limited operating history as a company outside the United States. We expect to continue to devote significant resources to international expansion through establishing additional offices, hiring additional overseas personnel and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our collection and user experience for foreign markets. Our ability to expand our business and to attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

•	protecting and enforcing our intellectual property rights;

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	potential adverse tax consequences;

•	strains on our financial and other systems to properly implement compliance requirements;

•	currency exchange fluctuations; and

•	higher costs associated with doing business internationally.
These risks may make it impossible or prohibitively expensive to expand to new international markets, or delay entry into such markets, which may affect our ability to grow our business.

In addition, we could be adversely affected if legislation or regulations are imposed or expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, the Russian government recently passed a law effective September 1, 2015 requiring companies that collect personal data of Russian citizens to process and store that data on servers located in Russia. In addition, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor regime on which we depended to legitimize some of our data flows from Europe to the United States.  As a result, we are in the process of implementing alternative mechanisms to comply with Russian data localization laws and European Union (“E.U.”) privacy laws. However, there can be no assurance that we will be able to successfully comply with these laws, and therefore we may be in violation of all or some of these laws.
On June 23, 2016, the United Kingdom held a referendum in which voters approved a withdrawal from the European Union, commonly referred to as “Brexit”. Since the 2015 fiscal year, sales to customers in the United Kingdom have accounted for 10% or more of our total revenue and sales to customers in Europe, including the United Kingdom, have accounted for 30% or more of our total revenue. As a result of the Brexit vote, the United Kingdom is expected to initiate a process to leave the European Union. and begin negotiating the terms of the United Kingdom’s future relationship with the European Union. At this time, it is uncertain what impact this process will have on the economy in Europe, including in the United Kingdom, or on the British pound or other European exchange rates. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our results of operations or financial position. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, such as those related to data privacy, as the United Kingdom determines which E.U. laws to replace or replicate.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(c)

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number(or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2016	153,881	$39.4	153,881
May 1 - 31, 2016	148,561	40.65	148,561
June 1 - 30, 2016	96,800	42.98	96,800
	399,242	$40.73	399,242	$40,289,734
_______________________________________________________________________________

(1)	In October 2015, our board of directors authorized the repurchase of up to $100 million of our common stock.
Item 6.        Exhibits.
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: August 4, 2016	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2016	By:	/s/ Steven Berns
Steven Berns
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit
Number	Exhibit Description
10.1#	Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.
10.2#	Employment Agreement, dated April 13, 2015 between the Company and Aditi Gokhale
10.3#	Mutual Separation Agreement and General Release, dated November 3, 2015, between the Company and Aditi Gokhale
10.4# §	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________
#    Filed herewith.
§ Management contract or compensatory plan or arrangement.