Form 10-Q
period 2016-09-30
Shutterstock, Inc.
filed 2016-11-04
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
(646) 710-3417
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at October 28, 2016
Common Stock, $0.01 par value per share	35,128,513

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2016

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$237,997	$241,304
Short-term investments	52,407	47,078
Credit card receivables	4,230	2,811
Accounts receivable, net	34,064	25,653
Prepaid expenses and other current assets	16,553	11,713
Deferred tax assets, net	6,654	7,116
Total current assets	351,905	335,675
Property and equipment, net	49,814	32,094
Intangible assets, net	30,763	29,781
Goodwill	50,523	50,934
Deferred tax assets, net	21,521	18,691
Other assets	2,807	1,946
Total assets	$507,333	$469,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,303	$6,816
Accrued expenses	39,126	30,696
Contributor royalties payable	19,286	17,822
Income taxes payable	845	953
Deferred revenue	117,877	98,239
Other liabilities	10,385	6,258
Total current liabilities	202,822	160,784
Deferred tax liability, net	2,199	3,778
Other non-current liabilities	8,967	15,994
Total liabilities	213,988	180,556
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 36,854 and 36,146 shares issued and 35,115 and 35,686 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	368	361
Treasury stock, at cost; 1,739 and 460 shares as of September 30, 2016 and December 31, 2015, respectively	(59,728)	(15,635)
Additional paid-in capital	244,333	213,851
Accumulated comprehensive loss	(10,838)	(6,449)
Retained earnings	119,210	96,437
Total stockholders’ equity	293,345	288,565
Total liabilities and stockholders’ equity	$507,333	$469,121
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$123,073	$107,260	$364,144	$309,147

Operating expenses:
Cost of revenue	50,184	44,512	150,492	126,582
Sales and marketing	32,977	27,393	91,636	79,927
Product development	11,604	10,827	34,800	31,700
General and administrative	17,020	16,441	54,629	44,949
Total operating expenses	111,785	99,173	331,557	283,158
Income from operations	11,288	8,087	32,587	25,989
Other income (expense), net	102	(767)	(122)	(3,386)
Income before income taxes	11,390	7,320	32,465	22,603
Provision for income taxes	1,999	3,217	9,692	9,920
Net income	$9,391	$4,103	$22,773	$12,683

Less: Undistributed earnings to participating stockholder	—	—	—	2
Net income available to common stockholders	$9,391	$4,103	$22,773	$12,681

Net income per share available to common stockholders:
Basic	$0.27	$0.11	$0.65	$0.35
Diluted	$0.26	$0.11	$0.64	$0.35

Weighted average shares outstanding:
Basic	35,036	36,040	35,123	35,848
Diluted	35,824	36,270	35,855	36,269
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$9,391	$4,103	$22,773	$12,683
Foreign currency translation loss	(2,236)	(3,620)	(4,641)	(3,240)
Unrealized gain on investments	34	13	252	30
Other comprehensive loss	(2,202)	(3,607)	(4,389)	(3,210)
Comprehensive income	$7,189	$496	$18,384	$9,473

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,773	$12,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,181	10,363
Deferred taxes	(3,453)	(4,587)
Non-cash equity-based compensation	21,110	22,771
Change in fair value of contingent consideration	2,600	1,440
Settlement of contingent consideration liability in excess of acquisition-date fair value	(1,640)	—
Tax effect from exercise/vesting of equity awards, net	558	(1,741)
Bad debt reserve	3,338	1,165
Chargeback and sales refund reserves	(15)	(215)
Changes in operating assets and liabilities:
Credit card receivables	(1,401)	(1,501)
Accounts receivable	(12,164)	(8,574)
Prepaid expenses and other current and non-current assets	(2,882)	1,521
Accounts payable and other current and non-current liabilities	15,546	3,680
Contributor royalties payable	1,702	2,589
Income taxes payable	(2,960)	1,365
Deferred revenue	19,443	18,490
Net cash provided by operating activities	$76,736	$59,449
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,747)	(9,873)
Purchase of investments	(202,282)	(203,469)
Sale and maturities of investments	197,100	205,851
Acquisition of business, net of cash acquired	—	(62,379)
Acquisition of digital content	(6,214)	(2,192)
Security deposit (payment)/release	(799)	93
Net cash used in investing activities	$(38,942)	$(71,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(44,916)	—
Proceeds from exercise of stock options	8,235	6,881
Proceeds from issuance of common stock under 2012 Employee Stock Purchase Plan	809	1,052
Settlement of contingent consideration liability	(2,360)	—
Tax effect from exercise/vesting of equity awards, net	(558)	1,741
Net cash (used in) provided by financing activities	$(38,790)	$9,674
Effect of foreign exchange rate changes on cash	(2,311)	(1,000)
Net decrease in cash and cash equivalents	(3,307)	(3,846)
Cash and cash equivalents, beginning of period	241,304	233,453
Cash and cash equivalents, end of period	$237,997	$229,607

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$16,316	$11,737
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
The interim consolidated balance sheet as of September 30, 2016, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2016 and its consolidated results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2016 and 2015. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other future annual or interim period.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
Restricted Cash
The Company’s restricted cash relates to security deposits for its office leases. As of September 30, 2016 and December 31, 2015, the Company had restricted cash of approximately $2.6 million and $1.8 million, respectively, in other assets that related to the lease for its headquarters in New York City, which expires in 2029. In January 2016, this lease was amended to provide additional space and extend the lease term, which required an increased security deposit. The carrying value of restricted cash approximates fair value.
Allowance for Doubtful Accounts
The Company’s accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. As of September 30, 2016 and December 31, 2015, the Company’s allowance for doubtful accounts was approximately $6.2 million and $3.8 million, respectively, which was included as a reduction of accounts receivable.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of September 30, 2016, the Company had deferred rent of $8.1 million which was included in other non-current liabilities. As of December 31, 2015, the Company had deferred rent of $8.0 million, of which $0.7 million was included in other liabilities and $7.3 million was included in other non-current liabilities.
Chargeback and Sales Refund Allowance
The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of both September 30, 2016 and December 31, 2015, the Company’s combined allowance for chargebacks and sales refunds was $0.7 million, which was included in other liabilities.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
Recently Issued Accounting Standard Updates
In August 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the statement of cash flows. The new guidance is intended to provide clarification and reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and should be applied retrospectively. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In June 2016, the FASB issued new guidance which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Adoption of this guidance is required, prospectively, for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In March 2016, the FASB issued new guidance related to stock-based compensation. The new standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of certain related items in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective approach; amendments related to the recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively; and amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied prospectively or retrospectively. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
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
(2) Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities (in thousands):

	As of September 30, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$84,095	$84,095	$—	$—
Commercial paper	52,407	—	52,407
Total assets measured at fair value	$136,502	$84,095	$52,407	$—
Liabilities:
Acquisition-related contingent consideration	$9,700	$—	$—	$9,700
Total liabilities measured at fair value	$9,700	$—	$—	$9,700

	As of December 31, 2015
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$89,153	$89,153	$—	$—
Commercial paper	47,078	—	47,078	—
Total assets measured at fair value	$136,231	$89,153	$47,078	$—
Liabilities:
Acquisition-related contingent consideration	$11,075	$—	$—	$11,075
Total liabilities measured at fair value	$11,075	$—	$—	$11,075
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Short-term investments are summarized as follows (in thousands):

	As of September 30, 2016	As of December 31, 2015
Commercial Paper:
Amortized cost	$52,417	$47,084
Unrealized gains	—	—
Unrealized losses	(10)	(6)
Total short-term investments measured at fair value	$52,407	$47,078
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
As of December 31, 2015, the settlement amount of the contingent consideration related to the Company’s acquisition of WebDAM was determined to be $4.0 million and was included in other liabilities. No changes in fair value were recorded during the nine months ended September 30, 2016. The contingent consideration of $4.0 million was paid in April 2016, and there was no remaining liability as of September 30, 2016.
During the first quarter of fiscal 2016, the settlement amount of the contingent consideration related to the PremiumBeat acquisition was determined to be $10.0 million, which will be paid during 2017. As of September 30, 2016, the present value of the amount to be paid was $9.7 million and was included in other liabilities. As of December 31, 2015, the fair value of the contingent consideration was $7.1 million, and was included in other non-current liabilities.
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
(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2016	As of December 31, 2015
Computer equipment and software	$55,628	$37,502
Furniture and fixtures	3,329	2,933
Leasehold improvements	18,769	14,471
Property and equipment	77,726	54,906
Less accumulated depreciation	(27,912)	(22,812)
Property and equipment, net	$49,814	$32,094
Depreciation expense related to property and equipment was $3.9 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively, and $10.4 million and $6.9 million for the nine months ended September 30, 2016 and 2015, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $6.5 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $12.8 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.
The portion of total depreciation expense related to capitalized internal-use software was $1.0 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $2.1 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense.
As of September 30, 2016 and December 31, 2015, the Company had capitalized internal-use software of $14.5 million and $3.9 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.
(4) Goodwill, Intangible Assets and Acquisition Activity
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, Editorial, Music and WebDAM reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock, Music and Editorial are included in the Company's “Content Business” reporting segment while WebDAM is included in the non-reportable “Other Category”. The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments through September 30, 2016 (in thousands):

	Consolidated	Content Business	Other Category
Balance as of December 31, 2015	$50,934	$42,171	$8,763
Foreign currency translation adjustment	(411)	(411)	—
Balance as of September 30, 2016	$50,523	$41,760	$8,763
No triggering events were identified during the nine months ended September 30, 2016.
Intangible Assets
Intangible assets consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$17,366	$(3,950)	9	$19,523	$(3,089)
Trade name	6,993	(1,851)	7	7,111	(1,188)
Developed technology	3,364	(1,773)	4	3,734	(1,129)
Contributor content	11,411	(1,083)	11	5,138	(567)
Patents	222	(49)	18	193	(40)
Domain name	160	(47)	11	120	(25)
Total	$39,516	$(8,753)		$35,819	$(6,038)
Amortization expense was $1.2 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $3.8 million and $3.5 million for the nine months ended September 30, 2016 and 2015, respectively. The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $1.3 million for the remaining three months of 2016, $5.3 million in 2017, $4.4 million in 2018, $4.3 million in 2019, $3.6 million in 2020, $3.2 million in 2021 and $8.6 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Acquisition Activity
The Picture Desk
On September 1, 2016, the Company acquired content assets and intellectual property of The Picture Desk Limited, which includes over 700,000 images from two image collections: The Art Archive and The Kobal Collection, pursuant to an asset purchase agreement.  The total purchase price consisted of a cash payment of $3.9 million including transaction costs, which has been recorded as an addition to intangible assets, of which $0.3 million has been recorded under trade name with an estimated useful life of 7 years, and the remainder has been recorded under contributor content with an estimated useful life of 15 years.
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
PremiumBeat
On January 22, 2015, the Company acquired substantially all of the assets and certain liabilities of Arbour Interactive, Inc., or PremiumBeat, pursuant to an asset purchase agreement. The total purchase price of $35.4 million consisted of a cash payment of $31.7 million and $3.7 million in contingent consideration based on certain performance criteria. As of September 30, 2016, the fair value of the contingent consideration related to the PremiumBeat acquisition was $9.7 million, which represents the present value of the amount that will be paid, and is included in other liabilities. During the nine months ended September 30, 2016, the Company recorded a change in the fair value of the contingent consideration in the amount of $2.6 million, of which $1.0 million was recorded as a component of other (expense) income, net related to the passage of time and $1.7 million was recorded as a component of general and administrative expense related to a modification of the terms of the contingent consideration agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.
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

As a result of the acquisitions of Rex Features and PremiumBeat, the Company recorded $0.4 million of professional fees in the nine months ended September 30, 2015. There were no professional fees related to these acquisitions in the three and nine months ended September 30, 2016 or the three months ended September 30, 2015. The professional fees are included in general and administrative expense.
Pro forma results of operations have not been presented because the effect of these business combinations was not material to the Company’s pro forma consolidated results of operations for any of the periods presented.
(5) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Compensation	$10,186	$8,995
Non-income taxes	6,831	7,095
Royalty tax withholdings	6,768	6,439
Payroll tax withholdings	4,476	426
Professional fees	2,428	902
Marketing expenses	542	237
Other expenses	7,895	6,602
Total accrued expenses	$39,126	$30,696

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Commitments and Contingencies
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases was $2.1 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $5.0 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.
In 2016, the Company’s lease for its office facility in New York City was amended to, among other things, provide for the lease of approximately 25,000 square feet of additional office space and extend the term of the lease. In connection with the underlying lease agreement, the Company entered into a letter of credit as a security deposit for the leased facilities, which was increased to $2.6 million in connection with the January 2016 amendment. The letter of credit was collateralized by $2.6 million of cash as of September 30, 2016, which is recorded as restricted cash and is included in other assets in the consolidated balance sheet. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum payments under the amended lease are approximately $83.8 million.
Capital Expenditures
As of September 30, 2016, the Company had outstanding commitments to purchase approximately $0.2 million of data servers and other equipment related to the expansion of its existing business and infrastructure.
Other Obligations
As of September 30, 2016, the Company had other obligations in the amount of approximately $26.9 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2016, the Company’s other obligations for the remainder of 2016 and for the years ending December 31, 2017, 2018, 2019 and 2020 were approximately $1.2 million, $9.7 million, $8.1 million, $4.0 million and $3.8 million, respectively.
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
Indemnification
In the ordinary course of business, the Company enters into contractual agreements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which an image is used. The Company’s license agreements generally cap indemnification obligations at amounts ranging from $10,000 to $250,000, with certain exceptions for which the Company’s indemnification obligations are uncapped. As of September 30, 2016, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

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
(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the nine months ended September 30, 2016, the Company issued approximately 708,000 shares of common stock, related primarily to the exercise of stock options and the vesting of restricted stock units (“RSUs”).
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
During the nine months ended September 30, 2016, the Company repurchased approximately 1,280,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $34.44. As of September 30, 2016, the Company had $40.3 million remaining for purchases under the share repurchase program.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under the 2012 Omnibus Equity Incentive Plan and sales of shares of common stock under the 2012 Employee Stock Purchase Plan (the “2012 ESPP”) based on each award’s fair value on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$498	$496	$1,552	$1,444
Sales and marketing	1,524	1,364	4,072	4,110
Product development	1,580	1,743	5,732	5,863
General and administrative	2,903	4,080	9,754	11,354
Total	$6,505	$7,683	$21,110	$22,771
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$1,751	$2,663	$5,379	$6,486
RSUs	4,602	4,724	15,211	15,244
ESPP shares	152	169	477	589
RSUs related to the acquisition of WebDAM	—	127	43	452
Total	$6,505	$7,683	$21,110	$22,771

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the nine months ended September 30, 2016, the Company granted options to purchase approximately 515,000 shares of its common stock with a weighted average exercise price of $37.06. As of September 30, 2016, there were approximately 215,000 options vested and exercisable with a weighted average exercise price of $32.01. As of September 30, 2016, the total unrecognized compensation charge related to non-vested options was approximately $24.3 million, which is expected to be recognized through the fiscal year 2021.
Restricted Stock Units
During the nine months ended September 30, 2016, the Company granted approximately 847,000 RSUs. As of September 30, 2016 there are approximately 1,301,000 non-vested RSUs outstanding. As of September 30, 2016, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $46.6 million, which is expected to be recognized through fiscal year 2021.
Included in the total number of RSUs granted during the nine months ended September 30, 2016 was approximately 31,000 RSUs granted and issued in satisfaction of the Company’s liability to certain WebDAM executives to provide a fixed-dollar amount of RSUs in connection with the acquisition. As of September 30, 2016, the Company had no additional stock-based compensation awards which require liability accounting.
ESPP Shares
During the nine months ended September 30, 2016, approximately 26,000 shares of the Company’s common stock were issued under the 2012 ESPP.
(8) Employee Benefit Plans
The Company has a 401(k) defined contribution plan and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ base compensation per year. Matching contributions are fully vested and non-forfeitable at all times. The Company recorded expenses related to employer matching contributions of $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(9) Other Expense, Net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency gain (loss)	$192	$(244)	$739	$(2,005)
Change in fair value of contingent consideration	(130)	(540)	(974)	(1,440)
Interest income	40	17	113	59
Total income (expense)	$102	$(767)	$(122)	$(3,386)
(10) Income Taxes
The Company’s effective tax rates were 17.6% and 43.9% for the three months ended September 30, 2016 and 2015, respectively, and 29.9% and 43.9% for the nine months ended September 30, 2016 and 2015, respectively.
The Company incurred discrete tax items, the net effect of which decreased the effective tax rate by 22.3% and 1.6% for the three months ended September 30, 2016 and 2015, respectively, and decreased the effective rate by 10.0% and increased the effective rate by 0.6% for the nine months ended September 30, 2016 and 2015, respectively. In the third quarter of fiscal 2016, the Company completed a study which determined the amount of the U.S. Research and Development tax credit for the years 2013 to 2015 to which it was entitled. The 2015 tax credit was reflected in the 2015 federal tax return filed in the third quarter of 2016 and the 2013 and 2014 tax credits will be reflected in an amended federal tax return.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to non-deductible expenses related to non-cash equity-based compensation.
During the three months ended September 30, 2016, unrecognized tax benefits recorded by the Company for uncertain tax positions taken in prior years were $1.0 million. During the nine months ended September 30, 2016, the unrecognized tax benefits recorded by the Company of $1.0 million were offset by a recognized tax benefit of $1.0 million related to the release of a reserve for uncertain tax positions due to a lapse in the statute of limitations, resulting in a net amount recorded that was not material. During the three and nine months ended September 30 2015, unrecognized tax benefits recorded by the Company for uncertain tax positions taken in prior years were not material. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the each of three and nine months ended September 30, 2016 and 2015.
As of September 30, 2016, the Company had approximately $2.3 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. It is currently not practicable for the Company to calculate the associated unrecognized deferred tax liability.
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
(unaudited)

A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share available to common stockholders follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic	35,036	36,040	35,123	35,848
Stock options and ESPP shares	315	230	298	337
Unvested RSUs and restricted stock awards	473	—	434	84
Diluted	35,824	36,270	35,855	36,269

Dilutive securities included in the calculation	2,097	681	1,940	1,538
Anti-dilutive securities excluded from the calculation	856	1,793	1,061	1,056
(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America	$49,221	$42,153	$145,928	$120,848
Europe	39,382	35,453	119,662	104,499
Rest of the world	34,470	29,654	98,554	83,800
Total revenue	$123,073	$107,260	$364,144	$309,147

The United States, included in North America in the above table, accounted for 34% of consolidated revenue for both of the three months ended September 30, 2016 and 2015, and 35% and 34% for the nine months ended September 30, 2016 and 2015, respectively. The United Kingdom, included in Europe in the above table, accounted for 9% and 10% of total revenue for the three and nine months ended September 30, 2016, respectively, and 11% of consolidated revenue for both of the three and nine months ended September 30, 2015. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	September 30,	December 31,
	2016	2015
North America	$48,631	$31,699
Europe	1,183	395
Total long-lived tangible assets	$49,814	$32,094
(13) Subsequent Events
On October 20, 2016, the Company entered into a multi-part transaction (the “Transaction”) with an unrelated third-party contributor (the “Transaction Party”). The Transaction included three primary components: (a) a revolving credit facility pursuant to which the Company would be obligated to lend up to $4.6 million (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires the Transaction Party to make quarterly payments of principal to the Company beginning on the fourth anniversary of the Facility. The facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) the Company will be the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) the Company, at its option, may acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer at any time until the fifth anniversary of the Facility.

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
Our global marketplace brings together users of creative content with content producers from around the world by providing a freely searchable collection of content that our customers can pay to license, download and incorporate into their work. More than 1.6 million active, paying customers contributed to our revenue for the twelve-month period ended September 30, 2016. As of September 30, 2016, more than 160,000 approved contributors made their creative content available in our collection, which grew to more than 100 million images for the first time in September of 2016, and has grown to include more than 5 million video clips. This makes our collection of creative content one of the largest of its kind, and we delivered more than 125 million paid downloads to our customers from that collection during the nine months ended September 30, 2016. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.
In September 2016, we announced our acquisition of over 700,000 images from two prominent image collections: The Art Archive and The Kobal Collection. Both collections, previously held by The Picture Desk, are now available to Shutterstock customers globally.
In September 2016, we announced the release of a plugin for Adobe Photoshop® which provides creators around the world with instant access to our vast collection of high-quality images for license directly within the Adobe Creative Cloud® desktop application.
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
As a provider of digital asset management technology, we generate revenue by licensing the use of our WebDAM platform to customers on a contractual basis, typically with a one-year term.

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
Over the past several years, we have invested amounts in marketing that represent a significant percentage of revenue. Since we believe the market for creative content will continue to grow globally, we plan to continue to invest aggressively in customer acquisition through our various global channels to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the content that they need, the degree to which we make use of the large quantity of data we collect about content and search patterns, and the degree to which we have been able to localize the overall experience for international audiences. In pursuit of these growth objectives, we have also invested aggressively in product development and we plan to broaden our investments in this area. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. Approved and licensable high-quality content in the Shutterstock collection exceeded 100 million images and 5 million video clips as of September 30, 2016, making it one of the largest libraries of its kind.
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except revenue per download)
Paid downloads (during the period)	41.2	38.1	125.8	107.4
Revenue per download (during the period)	$2.91	$2.76	$2.83	$2.83
Images in collection (end of period)	102.7	63.7	102.7	63.7
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
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding the impact of revenue that is not derived from or associated with the download of content. This metric captures changes in our pricing, if any, as well as the mix of purchase options that our customers choose and the impact of changes in foreign currency rates on our pricing. Over the last three years, revenue from each of our purchase options has grown; however our fastest growing purchase options have been those that generate more revenue per download, most notably our On Demand purchase options. As our business grows and expands into other products and regions around the world, this metric may become less important as a tool for evaluating the business.

Images in Collection
We define images in our collection as the total number of photographs, vectors and illustrations available to customers for commercial license on shutterstock.com at any point in time. We exclude from this collection metric content that is not uploaded directly to our site but is available to our customers through an application program interface and certain content that may be licensed for editorial use only. We record this metric as of the end of a period. Offering a large selection of images allows us to attract and retain customers and, therefore, we believe that broadening our selection of high-quality images is an important driver of our revenue growth.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains a calculation of period-over-period revenue growth on a fixed-currency basis, which is a financial measure that has not been calculated in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and should be considered in addition to our results prepared in accordance with U.S. GAAP and should not be considered as a substitute for, or superior to, our results prepared in accordance with U.S. GAAP.
Revenue growth on a fixed-currency basis (expressed as a percentage) is calculated by determining the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for both periods.
Our management uses this non-GAAP financial measure, in conjunction with GAAP financial measures, as an operating measure to help evaluate our business and in making financial and operational decisions. Management believes that providing a measure of period-over-period revenue growth on a fixed-currency basis is useful to investors to provide them with disclosures of Shutterstock’s revenue trends and overall business on the same basis as that which is used by management and because this metric eliminates the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s underlying operating performance and are outside management’s control. Additionally, management believes that providing this non-GAAP financial measure enhances the comparability for investors in assessing Shutterstock’s financial reporting. However, non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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
We typically receive the full amount of e-commerce purchases at the time of sale; however, revenue is recognized ratably over the course of a subscription or as content is downloaded. Some of our larger custom and enterprise accounts are invoiced and pay us on credit terms. For certain of these accounts, we receive payment in installments over the course of an annual commitment.
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
Product Development. Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development expenses as incurred, except for costs that are capitalized for internal-use software development projects and subsequently depreciated over the expected useful life of the developed software. Beginning in the fourth quarter of 2015 and continuing in 2016, we have experienced an increase in capitalized costs for internal-use software development related primarily to our efforts to launch new and innovative products. We expect product development expenses, of which a portion will be capitalized, to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statements of Operations:
Revenue	$123,073	$107,260	$364,144	$309,147
Operating expenses:
Cost of revenue	50,184	44,512	150,492	126,582
Sales and marketing	32,977	27,393	91,636	79,927
Product development	11,604	10,827	34,800	31,700
General and administrative	17,020	16,441	54,629	44,949
Total operating expenses	111,785	99,173	331,557	283,158
Income from operations	11,288	8,087	32,587	25,989
Other income (expense), net	102	(767)	(122)	(3,386)
Income before income taxes	11,390	7,320	32,465	22,603
Provision for income taxes	1,999	3,217	9,692	9,920
Net income	$9,391	$4,103	$22,773	$12,683
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	41	41	41	41
Sales and marketing	27	26	25	26
Product development	9	10	10	10
General and administrative	14	15	15	15
Total operating expenses	91	92	91	92
Income from operations	9	8	9	8
Other income (expense), net	—	(1)	—	(1)
Income before income taxes	9	7	9	7
Provision for income taxes	2	3	3	3
Net income	8%	4%	6%	4%
__________________________________
Note: Percent totals may not sum exactly, due to rounding

Comparison of the Three Months Ended September 30, 2016 and 2015
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$123,073	$107,260	$15,813	15%
Operating expenses:
Cost of revenue	50,184	44,512	5,672	13
Sales and marketing	32,977	27,393	5,584	20
Product development	11,604	10,827	777	7
General and administrative	17,020	16,441	579	4
Total operating expenses	111,785	99,173	12,612	13
Income from operations	11,288	8,087	3,201	40
Other income (expense), net	102	(767)	869	*
Income before income taxes	11,390	7,320	4,070	56
Provision for income taxes	1,999	3,217	(1,218)	*
Net income	$9,391	$4,103	$5,288	129%
__________________________________
*    Not meaningful
Revenue
Revenue increased by $15.8 million, or 15%, to $123.1 million in the three months ended September 30, 2016 compared to the same period in 2015. Excluding the impact of foreign currency fluctuations, revenue increased 17% compared to the third quarter of 2015. We continue to grow our customer base and undertake initiatives focused on broadening our subscription product offerings, which has resulted in increased customer utilization and provides customers an effective price per content download that is more economical at higher volumes. We believe these offerings will lead to sustained customer engagement over longer periods. As a result of these initiatives, the increase in revenue during the quarter was primarily attributable to the 8% increase in the number of paid downloads, the acquisition of new customers and increased activity by our enterprise customers, which in turn has driven a 5.4% increase in revenue per download as compared to the prior year’s quarter. In the three months ended September 30, 2016 and 2015, we delivered 41.2 million and 38.1 million paid downloads, respectively, and our average revenue per download during these periods was $2.91 and $2.76, respectively.
In the three months ended September 30, 2016 compared to the same period in 2015, as a percentage of total revenue, revenue from North America increased slightly to 40% from 39% while revenue from Europe and the rest of the world remained relatively flat at 32% and 28%, respectively.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $5.7 million, or 13%, to $50.2 million in the three months ended September 30, 2016 compared to the same period in 2015. Royalties increased $3.3 million, or 10%, due to increased download activity and changes in the mix of content downloads toward content types with higher revenue per download and higher corresponding royalties. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period, primarily due to customer usage, product mix and to a lesser extent due to the contributors’ achievement of royalty target thresholds. Costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $0.9 million, or 20%, to $5.3 million in the three months ended September 30, 2016 compared to the same period in 2015, driven in large part by increases in the depreciation of capitalized internal-use software. Employee-related expenses increased $0.4 million, or 11%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure.
Sales and Marketing. Sales and marketing expenses increased by $5.6 million, or 20%, to $33.0 million in the three months ended September 30, 2016 compared to the same period in 2015. The change was driven by a $3.9 million increase in performance and brand advertising expenses, which represents a 29% increase over the prior year. These advertising expenses have historically been the most significant component of sales and marketing expenses and can vary based on the timing of our strategic initiatives. Employee-related expenses, including travel and entertainment, increased by $1.0 million, or 9%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales. We anticipate that our global sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new products and geographies as well as growth from new customers.
Product Development. Product development expenses increased by $0.8 million, or 7%, to $11.6 million in the three months ended September 30, 2016 compared to the same period in 2015. Employee-related and consulting-related expenses increased by $4.8 million, or 53%, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our e-commerce platform, including ongoing efforts to improve our search capabilities. The increase in employee-related and consulting-related expenses was offset by an increase in capitalized labor costs of $4.5 million for internal-use software development projects. We anticipate product development expenses will continue to increase in absolute dollars in the future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses increased by $0.6 million, or 4%, to $17.0 million in the three months ended September 30, 2016 compared to the same period in 2015. The change was driven primarily by increases in professional fees and software licenses net of capitalized amounts and allocated depreciation and amortization expense of $1.5 million primarily due to increased consulting-related services and costs related to improving our application and hardware infrastructure. Expenses related to the allowance for doubtful accounts increased by approximately $0.2 million primarily based on the aging of accounts receivable, evaluations of specific customers during the period and an increase in the gross receivable balance due to higher sales to enterprise customers. These increases were partly offset by a decrease in non-cash equity-based compensation of $1.2 million or 29% as compared to the prior year.
Other Income (Expense), Net. Other income and expense primarily consists of the changes in the fair value of contingent consideration related to certain of our recent acquisitions and foreign currency transaction gains and losses. In the current period, foreign currency transaction gains were partly offset by changes in fair value of contingent consideration, neither of which was significant. In the prior year’s comparable period, other expense included foreign currency transaction losses in addition to charges related to contingent consideration. We expect foreign currency transaction gains and losses to continue to fluctuate as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes. Income tax expense decreased by $1.2 million to $2.0 million in the three months ended September 30, 2016 compared to the same period in 2015. Our effective tax rate for the three months ended September 30, 2016 and 2015 was 17.6% and 43.9%, respectively. During the three months ended September 30, 2016, we incurred a net discrete tax benefit primarily related to the U.S. Research and Development credit claimed for the years 2013-2015, which decreased our effective tax rate by 22.3%, and during the three months ended September 30, 2015 we incurred a net discrete tax benefit which decreased our effective tax rate by 1.6%. Excluding those discrete items, our effective tax rate would have been 39.9% and 45.5% during the three months ended September 30, 2016 and 2015, respectively. As part of our regular process, we will evaluate the availability and amount of the U.S. Research and Development credit for periods beyond 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$364,144	$309,147	$54,997	18%
Operating expenses:
Cost of revenue	150,492	126,582	23,910	19%
Sales and marketing	91,636	79,927	11,709	15%
Product development	34,800	31,700	3,100	10%
General and administrative	54,629	44,949	9,680	22%
Total operating expenses	331,557	283,158	48,399	17%
Income from operations	32,587	25,989	6,598	25%
Other expense, net	(122)	(3,386)	3,264	*
Income before income taxes	32,465	22,603	9,862	44%
Provision for income taxes	9,692	9,920	(228)	*
Net income	$22,773	$12,683	$10,090	80%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $55.0 million, or 18%, to $364.1 million in the nine months ended September 30, 2016 compared to the same period in 2015. Excluding the impact of foreign currency fluctuations, revenue for the nine months ended September 30, 2016 increased 21% as compared to the same period in the prior year. We continue to grow our customer base and undertake initiatives focused on broadening our subscription product offerings, which has resulted in increased customer utilization and provides customers an effective price per content download that is more economical at higher volumes. We believe these offerings will lead to sustained customer engagement over longer periods. As a result of these initiatives, the increase in revenue was primarily attributable to a 17% increase in the number of paid downloads, the acquisition of new customers and increased activity by our enterprise customers, with no change in revenue per download. In the nine months ended September 30, 2016 and 2015, we delivered 125.8 million and 107.4 million paid downloads, respectively, and our average revenue per download during both of these periods was $2.83.
In the nine months ended September 30, 2016 compared to the same period in 2015, revenue from North America increased to 40% from 39% while revenue from Europe decreased to 33% from 34% and revenue from the rest of the world remained relatively flat at approximately 27% of total revenue.
Cost and Expenses
Cost of Revenue.   Cost of revenue increased by $23.9 million, or 19%, to $150.5 million in the nine months ended September 30, 2016 compared to the same period in 2015. Royalties increased $15.8 million, or 18%, which was in line with the increase in revenue and paid downloads during the period. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage, product mix and to a lesser extent due to the contributors’ achievement level of royalty target thresholds. Other costs associated with website hosting, content consulting and allocated depreciation and amortization expense increased by $3.2 million, or 26%, to $15.4 million in the nine months ended September 30, 2016 compared to the same period in 2015. Employee-related expenses increased by $1.9 million, or 16%, driven by an increase in headcount in customer service, content and website operations to support increased customer volume and a more robust hosting infrastructure, and other costs of revenue increased approximately $2.0 million related to the costs related to strategic content partnerships.
Sales and Marketing.   Sales and marketing expenses increased by $11.7 million, or 15%, to $91.6 million in the nine months ended September 30, 2016 compared to the same period in 2015. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $6.2 million, or 15%, compared to the same period in 2015 as a result of increased spending on affiliate, search advertising and other new channels. We anticipate that our global advertising spend will continue to increase in absolute dollars for the foreseeable future, as we continue to expand into additional markets. Employee-related expenses, including travel and entertainment, increased by $4.4 million, or 14%, driven by an increase in sales and marketing headcount to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales. We anticipate that our global sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new products and geographies as well as growth from new customers.
Product Development.   Product development expenses increased by $3.1 million, or 10%, to $34.8 million in the nine months ended September 30, 2016 compared to the same period in 2015. Employee-related and consulting-related expenses increased by $12.0 million, or 45%, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. The increase in employee-related and consulting-related expenses was partially offset by an increase in capitalized costs of $10.3 million for internal-use software development projects. We anticipate product development expenses to increase in absolute dollars for the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.   General and administrative expenses increased by $9.7 million, or 22%, to $54.6 million in the nine months ended September 30, 2016 compared to the same period in 2015. As compared to the prior year, professional fees, software licenses and allocated depreciation and amortization expense increased by $3.6 million primarily due to increased consulting-related services and costs related to improving our system infrastructure. Expenses related to the allowance for doubtful accounts increased by $2.1 million primarily based on the aging of accounts receivable, evaluations of specific customers during the period and an increase in the gross receivable balance due to higher sales to enterprise customers. Also included in general and administrative expenses for the nine months ended September 30, 2016 is a charge of $1.7 million related to a modification of the terms of the PremiumBeat contingent consideration arrangement.
Other Expense, Net. Other expenses primarily include foreign currency gains and losses and changes in the fair value of contingent consideration related to the passage of time. During the nine months ended September 30, 2016, expenses related to contingent consideration were almost entirely offset by foreign currency transaction gains and interest income, as compared to 2015 where foreign currency transaction losses and significant expenses related to contingent consideration caused other expenses to be significantly higher. The change in the impact of foreign currency drove a decrease in other expense of $2.7 million in the nine months ended September 30, 2016 as compared to the prior period. We expect foreign currency transaction gains and losses to continue to fluctuate as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes.   Income tax expense decreased by $0.2 million to $9.7 million in the nine months ended September 30, 2016 compared to the same period in 2015. Our effective tax rate for the nine months ended September 30, 2016 and 2015 was 29.9% and 43.9%, respectively. During the nine months ended September 30, 2016, we incurred a net discrete tax benefit primarily related to the U.S. Research and Development credit claimed for the years 2013-2015, which decreased our effective tax rate by 10.0% and during the nine months ended September 30, 2015, we incurred a net discrete tax expense which increased our effective tax rate by 0.6%. Excluding these discrete items, the effective tax rate would have been 39.9% and 43.3% during the nine months ended September 30, 2016 and 2015, respectively. As part of our regular process, we will evaluate the availability and amount of the U.S. Research and Development credit for periods beyond 2015.
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

Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $238.0 million, which consisted primarily of money market mutual funds and checking account balances. Additionally, we held short-term investments in the amount of $52.4 million, all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
As of September 30, 2016, we have repurchased approximately 1,739,000 shares of our common stock under the share repurchase program at an average per-share cost of $34.33. As of September 30, 2016, we had $40.3 million remaining for share repurchases under this program.
Share-Based Compensation
Effective October 1, 2016, we implemented a practice of net share settlement upon the vesting of RSUs to cover any required withholding taxes by retaining a number of shares with a value equal to the amount of the tax and remitting cash to the appropriate taxing authorities, rather than our previous approach of requiring employees to sell a portion of the shares that they receive upon vesting to fund the required withholding taxes (“sell-to-cover”). The net share settlement approach will increase our cash outflows compared to the cash outflows under the sell-to-cover approach. In addition, as compared to the sell-to-cover approach, net share settlement will result in fewer shares being issued into the market as employees’ RSUs vest, thereby reducing the dilutive impact of our share-based compensation programs on shareholders.
Content Distribution and Capital Arrangement
On October 20, 2016, we entered into a multi-part transaction (the “Transaction”) with an unrelated third-party contributor (the “Transaction Party”). The Transaction included three primary components: (a) a revolving credit facility pursuant to which we would be obligated to lend up to $4.6 million (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires that the Transaction Party make quarterly payments of principal to us beginning on the fourth anniversary of the Facility. The Facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) we will be the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) we, at our option, may acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer at any time until the fifth anniversary of the Facility. Borrowings under the Facility may be made upon request of the Transaction Party at any time, and satisfaction of such requests will increase our cash outflows.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, enhancements to the functionality of our current platform, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. We anticipate capital additions, inclusive of digital content acquisition and capitalized labor, of approximately $7.0 million during the remainder of 2016. In April 2016, we paid the full amount of the contingent purchase price for WebDAM of approximately $4.0 million, and expect to pay $10.0 million related to the contingent purchase price for PremiumBeat during the first half of 2017. See Note 6 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of September 30, 2016.

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
In the nine months ended September 30, 2016, net cash provided by operating activities was $76.7 million, including net income of $22.8 million, non-cash equity-based compensation of $21.1 million, depreciation and amortization of $14.2 million and the change in fair value of contingent consideration of $2.6 million. Cash inflows from changes in operating assets and liabilities included an increase in deferred revenue of $19.4 million, primarily related to the change in the volume of sales activity for which revenue has not been recognized, and to a lesser extent an increase in deferred revenue related to our WebDAM services. These amounts were offset by the portion of the contingent consideration payment related to the WebDAM acquisition that was classified as an operating cash flow of approximately $1.6 million.
Investing Activities
Cash used in investing activities in the nine months ended September 30, 2016 was $38.9 million, consisting primarily of capital expenditures of $26.7 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs and $6.2 million paid to acquire the rights to distribute certain digital content in perpetuity. Included in these amounts is approximately $3.9 million related to our acquisition of the intellectual property and content assets of The Picture Desk Limited during the third quarter of 2016. In addition, we increased our position in short-term investments by $5.2 million, net of sales.
Financing Activities
Cash used in financing activities in the nine months ended September 30, 2016 was $38.8 million, consisting primarily of $44.9 million paid for share repurchases during the period and $2.4 million which was paid to the former owners of WebDAM in settlement of the contingent purchase price liability established at the acquisition date. These amounts were offset by proceeds of approximately $9.0 million from the issuance of common stock in connection with the exercise of stock options and the sale of stock under our employee stock purchase plan.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City. The aggregate future minimum lease payments under the lease, as amended, are approximately $83.8 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of September 30, 2016, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash on our consolidated balance sheet as of September 30, 2016.
Additionally, as of September 30, 2016, aggregate future minimum lease payments under other operating leases are approximately $6.8 million.
As of September 30, 2016, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2016 and for the fiscal years ending December 31, 2017, 2018, 2019 and 2020 were approximately $1.2 million, $9.7 million, $8.1 million, $4.0 million and $3.8 million, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.
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
We did not have any borrowings as of September 30, 2016.
Foreign Currency Exchange Risk
Revenue derived from customers residing outside of the U.S. as a percentage of total revenue was approximately 66% for each of the three months ended September 30, 2016 and 2015 and approximately 65% and 66% for the nine months ended September 30, 2016 and 2015, respectively. Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 32% and 31% for the three months ended September 30, 2016 and 2015, respectively, and approximately 32% and 31% for the nine months ended September 30, 2016 and 2015, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar and therefore do not create foreign currency exchange risk. However, changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Based on our foreign currency denominated revenue for the nine months ended September 30, 2016, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
Although the majority of our revenue and expenses are incurred in the U.S. dollar, we have experienced fluctuations in our net income as a result of the volume of our business transacted in foreign currency and the changes in strength of the U.S. dollar against foreign currencies, specifically the euro and British pound. During the three months ended September 30, 2016, foreign currency gains offset foreign currency losses and during the nine months ended September 30, 2016, the impact of foreign currency transactions was a loss of $0.4 million. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Form 10-K and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2016, there were no material changes to the risk factors described in our 2015 Form 10-K and our Quarterly Report on 10-Q for the quarterly period ended June 30, 2016.

Item 6.        Exhibits.
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: November 4, 2016	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2016	By:	/s/ Steven Berns
Steven Berns
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit
Number	Exhibit Description
10.1#	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016
10.2#	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016
10.3#	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________
#    Filed herewith.