Form 10-K
period 2016-12-31
Shutterstock, Inc.
filed 2017-02-27
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(646) 710-3417
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates on that date was approximately $689,117,563. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeded 10% outstanding at June 30, 2016. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On February 21, 2017, 34,511,231 shares of the registrant’s common stock were outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2017, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Form 10-K
For the Fiscal Year Ended December 31, 2016

PART I

FORWARD-LOOKING STATEMENTS
        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features, products or services, or management strategies) based on our management’s current beliefs and assumptions. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. However, not all forward-looking statements contain these words. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries including, for the period prior to October 5, 2012, Shutterstock Images LLC. “Shutterstock,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat” and “webdam” are registered trademarks or logos appearing in this Annual Report on Form 10-K and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.    Business.
Overview
Shutterstock is a global technology company that operates a two-sided marketplace for creative professionals to license content. Our library of creative content includes: (a) digital imagery, which consists of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, which consists of high-quality music tracks and sound effects and which is often used to complement digital imagery. We also offer digital asset management services through our cloud-based digital asset management platform (“webdam”). This service provides tools for customers to better manage creative content and brand management assets.
Our global marketplace brings together users and contributors of creative content by providing a readily-searchable collection of content that our customers can pay to license and incorporate into their work and by compensating contributors as their content is licensed to our customers. This model allows us to offer customers a cost-effective and easy-to-use alternative to the traditional time-consuming and expensive methods of obtaining creative content. The processes we maintain to properly license content and the indemnification protections we provide allow individuals and businesses of all sizes, including media agencies, publishers and creative service providers, to license creative content with the confidence to utilize the licensed content to meet their unique commercial or editorial needs.
We believe that our licensing model and our e-commerce platform drive a high volume of download activity that in turn provides a high volume of search, download and other customer behavior data that enables us to continuously improve the quality and accuracy of our proprietary search algorithms, including keyword and similar image identification, and encourages the creation and contribution of new content to meet our customers’ needs. We enable users to search and discover content to meet their unique needs by searching our collection and previewing our content at no cost prior to licensing.
Our Products
We offer licenses for a variety of content types, including current and archival photographs, illustrations, vector art, video clips and music tracks. Generally, we provide our content under a royalty-free non-exclusive license and each piece of content available for license has been vetted by a team of reviewers to ensure that it meets our standards of quality and can be appropriately licensed for commercial or editorial use. We provide several content offerings across our e-commerce platform, as follows:

•
Shutterstock - Shutterstock is our flagship brand and the majority of our revenue is generated through the shutterstock.com website. We continuously work to expand the collection of photographs, vectors, illustrations and video clips available on shutterstock.com to establish Shutterstock as a top source of high quality digital imagery for multimedia producers world-wide.

•
Bigstock - Bigstock maintains a separate, extensive library of unique photographs, vectors, illustrations and video clips that is specifically curated to meet the needs of independent creators and others seeking to incorporate cost-effective digital imagery into their projects.

•
Offset - For high-impact use cases that require extraordinary imagery, our Offset brand provides authentic and exceptional imagery, featuring work from top assignment photographers and illustrators from around the world, in addition to established and respected collections including National Geographic® and The Licensing Project™. Every image in the collection is hand-selected, chosen for its artistic distinction and narrative quality, and is curated into specific categories such as lifestyle, food, travel and fashion.

•
Shutterstock Music - Shutterstock music provides thousands of high-quality audio tracks and sound effects at affordable prices, giving businesses, marketers, producers and filmmakers access to the audio content they need to bring their ideas to life. In 2015, we acquired PremiumBeat, a global provider of exclusive, high-quality music to enhance the depth of our existing music library and the quality of our overall offering in the marketplace.

•
Shutterstock Editorial - Shutterstock editorial provides editorial imagery, such as entertainment, sports and news images to a broad range of customers from independent bloggers to traditional media outlets by providing a real-time feed of editorial content and an extensive archive of photos and videos. We acquired Rex Features in 2015 and have entered into distribution agreements with a number of leading editorial image agencies and industry partners, continuing our expansion into the market for editorial content.

In addition to our content products, we also offer workflow tools for businesses:

•
webdam - Webdam provides tools to marketing and creative teams through its digital asset management platform. webdam’s products help organizations manage, search, distribute and collaborate on creative and other brand-building activities to reach new audiences, and can be particularly attractive to large enterprises, which make up a growing portion of webdam’s client base. Webdam enhances our strategic position with enterprise customers and has broadened our product portfolio.

Sales and Distribution Channels
We strive to offer simple, transparent purchase options that remove complexity from a customer’s workflow. The majority of our licenses come through our e-commerce platform, with customers typically paying in advance or at the time of license. This has historically resulted in favorable timing of cash flows relative to the time that revenue is recognized and contributor royalties are earned and paid.
Customer sales are made through the following channels:

•
E-commerce: The majority of our customers purchase content directly through our web properties. E-commerce customers have the flexibility to purchase a subscription plan that is paid on a monthly or annual basis or to purchase content à la carte. These customers generally license content under our standard license, with additional licensing options available to meet customers’ individual needs. E-commerce customers typically pay the full amount of the purchase price in advance or at the time of license, generally with a credit card.

•
Enterprise: Our base of enterprise customers is mainly comprised of creative professionals and large organizations with unique content, licensing and workflow needs. Customers of this size benefit from dedicated sales, service and research teams which provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, invoicing and the ability to pay on credit terms, increased indemnification protection, multi-brand licensing packages and content licensed for use-cases outside of those available on our e-commerce platform.

•
Other: Other sales channels include sales of webdam’s digital asset management offerings which are made available through annual software-as-a-service subscription plans, and content licensed outside of our e-commerce and enterprise channels, including through application program interfaces that allow our content to be licensed through third-party websites, applications and software.

Revenues generated from each of the sales channels are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
E-Commerce	$328,378	$303,998	$263,053	$204,510	$155,962
Enterprise	149,969	109,900	59,902	30,688	13,645
Other	15,970	11,251	5,016	317	9
Total Revenue	$494,317	$425,149	$327,971	$235,515	$169,616

Our Customers
We serve a diverse array of customers across a variety of industries, organizational sizes and geographies. For the year ended December 31, 2016, more than 1.6 million customers in more than 150 countries licensed revenue-generating content, with approximately 40%, 33% and 27% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Our top 25 customers in the aggregate accounted for less than 2% of our revenue in 2016. Our customers are classified among three categories, as follows:

•
Marketing Agencies.    Marketing agencies incorporate licensed content in the work they produce for their clients’ business communications. Whether providing graphic design, web design, interactive design, advertising, public relations, communications or marketing services, our marketing agency users range from independent freelancers to the largest global agencies.

•
Media Professionals.    Media organizations and professionals incorporate licensed content into their work, which includes digital publications, newspapers, books, magazines, television and film, as well as to market their products effectively. Our media users range from independent bloggers to multi-national publishing and broadcast organizations.

•
Other Organizations.    Organizations of all sizes utilize content for a wide range of internal- and external-use communications such as websites, print and digital advertisements, annual reports, brochures, employee communications, newsletters, email marketing campaigns and other presentations. These organizations range in size and type of organization, from sole proprietors to large not-for-profit organizations and Fortune 500 companies.

Content Contributors and Content Review Process
Our collection of creative content is provided by a community of contributors from around the world and is vetted by our specialized team of reviewers to ensure that it meets our standards of quality and licensability. Whether photographers, videographers, illustrators, designers or musicians, our community of more than 190,000 approved contributors as of December 31, 2016 ranges from part-time enthusiasts to full-time professionals, and all of them must meet the content standards that our customers have come to expect from Shutterstock. The content contributed by our five highest-earning contributors was together responsible for less than 4% of downloads in 2016.
The breadth and quality of our content offerings are critical to our success, and we have created an easy-to-use online account creation process, through which we enable contributors to create an account, become verified, submit content, and once approved for submission, upload content onto our platform for licensing. We evaluate content submissions based on certain technical and legal criteria to ensure we maintain the quality of our content library, including whether applicable releases have been obtained, whether third-party intellectual property is excluded and seeking to minimize other technical concerns such as excess noise or focus issues. As of December 31, 2016 over 180 million images and video clips have been submitted from verified contributor accounts. For each content submission that is not approved during the review process, we notify the contributor by email with an explanation why the image was not published, including guidance on our standards and insight into customers’ expectations; we believe that this feedback is valuable to contributors and enhances the quality of future content submissions as well as our customers’ experience.
We use proprietary computer vision technology along with a trained team of expert reviewers to complete a comprehensive evaluation of all content submissions.  Our content review process is highly efficient, and our content review team strives to evaluate and process images and video clips within 24 hours of submission to make them available for license on our sites, while working to continually improve our process to reduce review time.
Contributors are required to add a descriptive title and up to 50 keywords to each image and video clip submitted.  We guide our contributors to provide terms that not only describe literally the objects in the image or clip, but also what is conveyed conceptually and thematically.  We provide technical keywording assistance to contributors through our suggested keyword tools, and in 2016 launched a keyword suggestion tool that leverages our proprietary computer vision technology to allow users of mobile devices to upload images and have our application automatically suggest keywords based on visually similar images.  We have compiled a vast amount of data relating to the content in our collection, including keywords and customer behavior information, which combined with our proprietary computer vision and AI technology, drives discovery of content through our search algorithms and search engine optimization (SEO), therefore empowering customers to discover the content best suited for their needs.
Content accepted into our collection is added to our websites where it is available for search, selection, license and download. Contributors are paid based on how many times their content has been licensed in the previous month. Contributors may choose to remove their content from our collection at any time.
We provide different earnings structures to contributors based on content type and customers’ licensing needs:

•
Images.    Contributors of photographs, vectors and illustrations to our e-commerce platforms earn a royalty based on the number of times their images have been licensed and the type of license obtained for the image downloaded. The exact amount earned is determined by our published earnings schedule which is based on (i) the contributor’s total historical earnings paid by us, which determines the contributor’s earnings tier; and (ii) the purchase option under which the content was licensed. Contributors are able to earn more per download when images are licensed under our custom licensing options or are licensed for editorial use only and, in these instances, can earn up to 50% of the sales price for a licensed image.

•
Video Clips and Music.    Contributors of video clips and music tracks are also paid based on the number of times that their video clips or music tracks have been licensed. When a contributed video clip or music track is licensed, the contributor is typically paid between 30% and 50% of the sales price per download.

In addition to content sourced through direct submission to our e-commerce platform, we also obtain content through exclusive distribution agreements with strategic partners or through the direct acquisition of content, content libraries or archives. In certain cases, we enter into arrangements with contributors or strategic partners whereby we guarantee a minimum royalty, usually paid up-front, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. When we license content that has been obtained through direct acquisition, we pay no royalties. In recent years, we have enhanced our content collection through the direct acquisition of content and through entering into several such agreements and partnerships. We have also enhanced our collections and our content acquisition capabilities through our acquisitions of PremiumBeat and Rex Features. We continue to seek opportunities for direct acquisition and strategic partnerships to enhance our collection and provide customers with relevant and high-quality content.
Technology and Infrastructure
Our technology is critical to our business and we have developed proprietary technology and a robust infrastructure to power our products and services. We believe that delivering intuitive, fast and effective user experiences, supported by scalable technology platforms, is critical to our success.
We employ technology to support our public facing websites and our back-office systems. In developing and enhancing our public-facing websites and back-office systems, we focus our internal development efforts on creating and enhancing specialized proprietary software that is unique to our business and we leverage commercially available and open source technologies for our more generalized needs.
Our customer-facing software enables users to search the millions of digital images, vectors, illustrations, video clips and music tracks available in our collection and then select, organize, pay for, license and download the content that suits their individual needs. Our proprietary search algorithms evolve automatically based on behavioral data, with each search and download that a user performs on our websites providing our search engine with additional information to improve search results in subsequent queries. We consider the data that we have collected and the search technology that it powers to be an important proprietary asset.
We also continue to build and launch innovations to the customer experience. In 2016 we launched Shutterstock Editor to further enhance the customer experience by providing users the ability to customize certain content without leaving their browser, improving the customer’s workflow and eliminating time-consuming steps in the creative process. We have also invested in the localization of our e-commerce platform across many countries and regions, allowing customers to search and make purchases in a variety of languages and currencies.
Another of our customer-facing software platforms is webdam, which enables us to better service a broader range of customers by offering a more seamless experience to enterprise users as they license, store and share digital assets through webdam’s cloud-based software platform.
We have developed contributor-facing websites that enable individuals and creative professionals to become contributors, upload and tag content, receive feedback on their submissions from our review team, see reports on earnings and payouts, and participate in online discussion forums with other contributors, among other activities. We have also developed proprietary tools to enable our contributors to improve their success on our websites, including our keyword trends tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time, which allows contributors to anticipate demand and generate content that customers may want to license. Our contributor-facing websites are powered by proprietary technology which supports a content review system that allows our review team to efficiently and accurately review content submissions. Our combination of proprietary technology and large-scale datasets allows us to deliver value to our users and enhance their experience on our platform, which drives and grows our marketplace.
In addition, we use a combination of internally-developed software and third-party applications that enable customer and contributor support, intellectual property rights and license tracking, centralized invoicing and sales order processing, customer database management, language translation and global contributor payouts, in addition to supporting the compliance, finance and accounting functions.
Our systems infrastructure is hosted by industry-leading third-party hosting providers that offer 24-hour monitoring, high-speed network access, auxiliary power generators and back-up systems. In 2017, we plan to make additional investments in our infrastructure to improve our customer experience and to increase the velocity of product development by enabling developer productivity. We believe that by utilizing public cloud hosting, we will be able to diversify our product offerings, reach new customers and contributors around the world and, by removing inhibitors related to our infrastructure, enable our developers to deploy new products with increased speed and experimentation. Further, by delivering an application programming interface (API) driven infrastructure, we believe that our technology teams will be able to focus their resources on revenue-generating activities, rather than on operations and maintenance. We maintain multiple production data centers to provide rapid content delivery to our customers and also to support business continuity in the event of an emergency. We have expanded our use of content delivery network solutions to help enable our customers around the world to have sustained and reliable high-speed access to our content marketplace. Network, website, service and hardware-level monitoring, coupled with remote-content monitoring, allow our systems to maintain a high level of uptime and availability with high-performance delivery.

As we continue to grow our business, our technological needs continue to expand and therefore, we continually invest in our technology to enhance existing products and services and to develop new products and services. We view our investments in technology as integral to our long-term success and we intend to continue to investigate, develop and make increased capital investments in technology and operational systems that support our current business and new areas of potential business expansion.
Marketing and Customer Support
We reach new customers through a diverse set of performance and brand marketing channels including paid search, online display advertising, print advertising, tradeshows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. We also use customer relationship management (CRM) marketing to grow the lifetime value of our existing customers. Our marketing activities aim to raise awareness of our brands and attract paying customers to our websites and our direct sales organization by promoting the key value propositions of our offerings: diverse and high-quality content, intuitive and efficient interfaces and significant value.
As our marketing efforts attract additional paying customers and generate more revenue for us, our contributors are also able to receive increased earnings from us. Increasing revenue from our customers helps attract more content submissions, which in turn helps Shutterstock convert and retain even more paying customers. We believe the high degree of satisfaction that customers have with our product drives word-of-mouth recommendations, which helps our marketing efforts attract an even broader audience than we reach directly. Therefore, we believe our marketing efforts have a self-reinforcing network effect, which powers the growth and success of our marketplace.
In addition to outbound marketing activities, the customer service teams assist users via email, chat and phone in a variety of languages.
Sales
The majority of our revenue is generated via self-serve e-commerce. We encourage our customers to take advantage of our e-commerce platform’s comprehensive search capabilities, our credit card-based payment options and the immediate digital delivery of licensed content. We believe the ability to search for, select, license and download content over the internet offers our users convenience and speed, and enables us to achieve greater economies of scale.
Direct communication with our customers, however, remains a significant component of our sales strategy and our sales teams handle inbound sales inquiries and proactively contact potential high-volume enterprise customers and offer customized packages to meet their needs. We also license digital content to customers through third-party resellers as a way to access customers in markets where we do not have a significant sales and marketing presence. Third-party resellers sell our products directly to end-user customers and remit a fixed amount to us based on the type of content plan sold.
Product Rights and Intellectual Property
Product Rights and Indemnification
All of the content that we make available to customers on our websites is offered under perpetual, royalty-free licenses, with the exception of certain editorial, music, and other content with specific licensing requirements. This means that once a customer has licensed content from us, that customer may use the associated content in accordance with the license terms in perpetuity without having to pay any ongoing royalties to us. Typically, the content license is non-exclusive, meaning that multiple customers can license the same image, video clip or music track under the applicable Shutterstock license agreement. Furthermore, we do not typically require that contributors of content to our sites provide their content to us on an exclusive basis, with the exception of certain editorial, music and other content to which we have exclusive distribution rights.
Under our various license agreements, we expressly represent and warrant that unaltered content downloaded and used in compliance with our license agreements and applicable law will not infringe any copyright, trademark or other intellectual property right, violate any third party’s rights of privacy or publicity, violate any U.S. law, be defamatory or libelous, or be pornographic or obscene. Provided that a customer has not breached the license agreement or any other agreement with us, we will defend, indemnify, and hold a customer harmless from direct damages attributable to breaches of the express representations and warranties provided in our license agreements. From time to time, we agree to customize our license agreements with non-standard indemnification terms. Regardless of customization, indemnification only applies to claims for damages attributable to our breach of the express representations and warranties provided in our license agreement and is generally conditioned on our timely receipt of an indemnification claim and our right to assume the defense of such claim. Our license agreements generally cap our indemnification obligations at amounts ranging from $10,000 to $250,000, with exceptions for certain products for which our indemnification obligations may be uncapped. We maintain commercially reasonable insurance intended to protect against the costs of intellectual property litigation and our indemnification obligations under our license agreements.
Intellectual Property
We protect our intellectual property through a combination of patent, trademark, copyright and domain name registrations, as well as trade secret protections.
We own a portfolio of trademarks, including “Shutterstock,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat” and “webdam” and associated logos. We will pursue additional trademark registrations to the extent that we create any additional material and registrable trademarks or logos. We are the registered owner of a variety of the shutterstock.com, bigstock.com, offset.com, webdam.com, premiumbeat.com, and rexfeatures.com internet domain names and various other related domain names. We have successfully recovered infringing domain names in the past and intend to continue to enforce our rights in the future. We also own copyrights, including certain content in our websites, publications and designs, as well as patents, including with respect to our display systems and search capabilities. These intellectual property rights are important to our business and marketing efforts. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. With respect to our trademarks, trade names and patents, laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be canceled or invalidated if challenged by others based on certain use requirements or other limited grounds. We believe the duration of our patents is adequate, relative to the expected lives of our products.
We protect our intellectual property rights by relying on federal, state, and common law rights, including registration, in the United States and certain foreign jurisdictions, as well as contractual restrictions. We enforce and protect our intellectual property rights through litigation from time to time, and by controlling access to our intellectual property and proprietary technology, in part, by entering into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and vendors. In this way, we have historically chosen to protect our software and other technological intellectual property as trade secrets. We further control the use of our proprietary technology and intellectual property through provisions in our websites’ terms of use and license agreements.
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
Numerous laws have been adopted at the national and state level in the United States that could have an impact on online commerce generally and on our business. These laws include, for example, the following:

•	The Digital Millennium Copyright Act regulates digital material and created updated copyright laws to address the unique challenges of regulating the use of digital content.

•
The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and similar laws adopted by a number of states regulate the format, functionality and distribution of commercial solicitation e-mails, create criminal penalties for unmarked sexually-oriented material, and control other online marketing practices.

•
The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003 regulate the collection or use of information, and restrict the distribution of certain materials, as related to certain protected age groups. In addition, the Protection of Children From Sexual Predators Act of 1998 provides for reporting and other obligations by online service providers in the area of child pornography.

•
Federal and state regulatory agencies are accelerating the consideration, adoption and enforcement of rules and guidelines concerning data security measures and reporting of cyberattacks and other security breaches of personal data to affected individuals, regulatory agencies, law enforcement officials and other third parties.

•
The Federal Trade Commission Act and numerous state “mini-FTC” acts bar “deceptive” and “unfair” trade practices, including in the contexts of online advertising and representations made in privacy policies and other online representations. Federal and state regulatory agencies are also accelerating the consideration, adoption and enforcement of rules, regulations and guidelines that govern online service providers’ data collection, processing, retention, transfer and use policies and practices, including with respect to the disclosure of consumer data to third parties such as direct marketers.

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
We post privacy policies on our websites concerning our data collection, use and sharing practices. We have also implemented, and continuously improve upon, various data security measures. Allegations that our policy disclosures are inadequate or that we have failed to comply with our posted privacy policies, that our security measures are insufficient, or that we otherwise violated Federal Trade Commission or state requirements or other privacy-related laws and regulations, could result in proceedings by governmental or regulatory bodies or private parties that could potentially harm our business, results of operations and financial condition. In addition, there is a risk that privacy, data security and marketing laws may be interpreted and applied differently in certain jurisdictions, in ways that are not consistent with our current practices, which could also potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative and regulatory proposals before the United States Congress, various state legislative bodies, and government agencies regarding privacy, security, marketing and other consumer issues that may affect our business. It is not possible to predict whether or when such rules and regulations may be adopted, or how existing or new rules or regulations could be interpreted by courts or agencies, however, it is possible that the foregoing could harm our business by, among other things, decreasing user registrations and revenue, increasing the cost of compliance, impeding the development of new products or services, and limiting potential sources of revenue such as online advertising. These adverse effects on our businesses could be caused by, among other possible provisions, the required display of specific disclaimers, requirements to obtain consent from users for certain activities, costly security measures or other requirements before users can utilize our services. In addition, we may be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors, payment processors and business partners. These third parties may be vulnerable to violations of privacy laws, threats such as computer hacking, cyber-terrorism or other unauthorized attempts to access, modify or delete our or our customers’ information or business assets that they service or maintain on our behalf. Further, Shutterstock itself may be the target of cyberattacks or other unlawful or unauthorized efforts to access, use, acquire or disclose information that we ourselves maintain, and such information may also be subject to accidental loss, destruction or alteration.
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
In addition, the fiscal authorities of virtually every jurisdiction have expressed significant interest regarding the potential implications of e-commerce business from a taxation perspective.  Among these is the Organization for Economic Cooperation and Development, or the OECD, an international economic organization of 34 countries, including the U.S. and several other major economic powers. There have been a number of studies, and even in some cases legislative initiatives, to identify the streams of e-commerce activities that potentially lead to income and to subject such streams to taxation even though such activities would not be subject to a particular jurisdiction’s taxation authority under the traditional concepts of nexus requirement and territorial authority to tax.  The OECD, through its Base Erosion and Profit Shifting, or BEPS, initiative, has attempted to develop a coordinated viewpoint among its members to address e-commerce. It has issued a report, referred to as Action 1 and entitled “Addressing the Tax Challenges of the Digital Economy” which concludes “the digital economy cannot be ring-fenced as it is increasingly the economy itself.” It adopts the view that proposed measures it has developed across other specific areas covered by the BEPS project (such as the mechanisms developed to collect VAT based on the country where the consumer is located, in the case of cross-border business-to-consumer transactions) may likely have an impact on the digital economy, as well. Measures such as those impacting VAT, while intended to level the playing field between domestic and foreign suppliers, will impose significant new requirements on the Company to implement local procedures in connection with VAT requirements in multiple jurisdictions. The Action 1 report calls for active monitoring of further developments and analysis of data from this and other measures that will become available over time. Based upon such further review, a determination is expected to be made as to whether further work on the options discussed and analysed in Action 1 should be carried out. This determination is expected to be based on a broad look at the ability of existing international tax standards to deal with the tax challenges raised by developments in the digital economy. Accordingly, we and other companies engaged in multi-jurisdictional e-commerce activities may face higher tax and implementation costs, both with respect to income tax and transactional taxes, as this area develops.
Specifically on the U.S. legislative front, some members of the U.S. Congress have been actively considering potential tax reform, including the possibility of replacing large parts of the existing federal income tax law with a so-called “destination-based cash flow tax” which could include a “border adjustment” aspect, in addition to other potential tax reforms that the recently elected U.S. President and members of his administration may be considering. For a discussion on risks associated with income tax liabilities, see “Risk Factors - Risks Related to Our Business.”
Competition
We compete to be an integral component of the creative process for our customers based on a number of factors including the quality, relevance and breadth of content, the ease and speed of search and fulfillment, pricing and licensing models and practices, brand recognition and reputation. We also compete for contributors on the basis of several similar factors including ease and speed of the upload and content review process, contributor commission models and practices, brand recognition and reputation, and the volume of customers who license their submitted content.
We also leverage, to the greatest extent possible, the global nature of our user interfaces and marketing efforts, including local languages, currencies and payment methods and our effective use of current and emerging technology and marketing channels to attract and retain customers and contributors. We believe that we benefit from significant network effects: as we have grown, our broadening audience of paying users has attracted more content from contributors, and the ever-increasing selection of high-quality content has in turn helped to attract more customers to our sites. The success of this network effect is facilitated by the trust that users place in Shutterstock to maintain the quality and integrity of our branded marketplace, and our commitment to seamless integration into users’ creative workflows.
Some of our current and potential significant competitors include:

•	other online marketplaces for stock content and workflow tools such as Getty Images and their iStockphoto offering and AdobeStock;

•	specialized visual content companies that are established in local, content or product-specific market segments, such as Visual China Group;

•	providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing, Warner Music Group, and EMI Music Publishing;

•	websites focused on image search and discovery such as Google Images;

•	websites for image hosting, art and related products such as Flickr;

•	other providers of cloud-based digital asset management tools;

•	social networking and social media services; and

•	commissioned photographers and photography agencies.
In addition, we compete with the alternative of creating one’s own content or choosing not to consume licensed content due to price considerations or because the user is not aware of how to do access licensed content.

Employees
As of December 31, 2016, our global workforce included 858 full-time employees. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Germany, Canada and France, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We consider our employee relations to be satisfactory.
Segments and Geographic Areas
Information about segment and geographic revenue is set forth in Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. For a discussion of the risks attendant to foreign operations, see the information in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” under the caption “Our international operations and our continued expansion internationally expose us to many risks” For a discussion of revenue, net income and total assets, see Part II, Item 8 of this Annual Report on Form 10-K.
Seasonality
Our operating results may fluctuate from quarter to quarter as a result of a variety of factors. Our quarterly and annual results may reflect the effects of intra-period trends in customer behavior. For example, we expect certain customers’ usage to decrease during the fourth quarter of each calendar year due to the year-end holiday season, and to increase in the first quarter of each calendar year as many customers return to work. While we believe these intra-period trends have affected and will continue to affect our quarterly results, our growth in recent years may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues have historically been less volatile than if we had no subscription-based customers.
Corporate and Available Information
We launched our marketplace in 2003, and on October 5, 2012, we reorganized as Shutterstock, Inc., a Delaware corporation from Shutterstock Images LLC, a New York limited liability company. We completed our initial public offering, or IPO, in October 2012, and completed a follow-on offering in September 2013. Our common stock is listed on the New York Stock Exchange under the symbol “SSTK”.
Our principal office is located in the Empire State Building at 350 Fifth Avenue, 21st Floor, New York, New York 10118, and our telephone number is (646) 710-3417. Our primary website address is www.shutterstock.com. Our investor relations website is located at http://investor.shutterstock.com. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Item 1A.    Risk Factors.
        Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the financial and other information contained in this Annual Report on Form 10-K, before deciding whether to invest in shares of our common stock. If any of the following risks or the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, actually occur, our business, financial condition, operating results, cash flow and prospects could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.

Risks Related to Our Business
The success of our business depends on our ability to continue to attract and retain customers of and contributors to our online marketplace for creative content. If customers reduce or cease their spending with us, or if content contributors reduce or end their participation in our marketplace, our business will be harmed.
The continued use of our online marketplace of creative content by customers and contributors is critical to our success. Our future performance largely depends on our ability to attract new, and retain existing contributors and paying customers. We benefit from significant network effects: our growing audience of paying users attracts more content from contributors, which increases our content selection and in turn attracts additional paying customers, and therefore, we must regularly grow our customer base. Further, we must also ensure that our current customers remain active purchasers of our products given that the majority of our revenue is derived from customers who have purchased with us in the past. Our ability to attract new customers and contributors, and to incentivize our customers to continue purchasing our products and our contributors to add new content to our marketplace depends on several factors, including:

•	the scope of content available for licensing;

•	the effectiveness of our marketing efforts;

•	the features and functionality of our platform;

•	our current products and services and ability to expand our offerings;

•	our customers’ and contributors’ user experience in using our platform; and

•	the quality and accuracy of our search algorithms.
We have incurred significant marketing costs related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. A significant portion of our marketing spend consists of search engine marketing and a major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. If our marketing efforts to attract new paying customers are not successful, we may not accomplish cost-effective acquisition of customers.
If we are unable to grow our customer and contributor base, or retain our existing contributors and paying customers, or are unable to attract paying customers in a cost-effective manner, our financial performance, operating results and business may be adversely affected.
The market in which we operate is highly competitive with low barriers to entry and if we do not compete effectively, our operating results could suffer.
The industry in which we operate is intensely competitive and rapidly evolving, with low barriers to entry. We compete with a wide array of companies, from significant media companies to individual content creators. Our current and potential domestic and international competitors range from large established companies to emerging start-ups across different industries, including online marketplace and traditional stock content suppliers of current and archival creative and editorial imagery, photography, stock footage, and music; specialized visual content companies in specific geographic market segments; providers of commercially licensable music; websites specializing in image search, recognition, discovery and consumption; websites that host and store images, art and other related products; providers of cloud-based digital asset management tools; social networking and social media services; and commissioned photographers and photography agencies.
We believe that the principal competitive factors in the creative content industry include: brand awareness; company reputation; quality, relevance and diversity of content; the ability to source new content; content licensing options and the degree to which users are protected from legal risk; the effective use of current and emerging technology; accessibility of content, distribution capability, and speed and ease of search and fulfillment; customer service; and the global nature of a company’s interfaces and marketing efforts, including local languages, currencies, and payment methods. If our competitors use their experience and resources in ways that could affect any of these factors, or if our competitors innovate and provide products faster than we can, we may be unable to compete effectively and our business will be harmed.
Many of our competitors have or may obtain significantly greater financial, marketing or other resources or greater brand awareness than we have. Some of these competitors may be able to respond more quickly to new or expanding technology and devote more resources to product development, marketing or content acquisition than we can. Additionally, some of these competitors may acquire, invest in or partner with our competitors or leverage their own image-related competencies to enter our market. While we believe that there are obstacles to creating a meaningful network effect between customers and contributors, the barriers to creating a marketplace that allows for the licensing of digital content are low. If competitors offer higher royalties, easier submission workflows, less rigorous vetting processes or incentivize contributors to distribute their content on an exclusive basis, contributors may choose to stop distributing new content with us or remove their existing content from our collection. Further, as technology advances or other market dynamics make creating, sourcing, archiving, indexing, reviewing, searching or delivering creative content easier or more affordable, our existing and potential competitors may also seek to develop new products, technologies or capabilities that could render many of the products, services and content types that we offer obsolete or less competitive. For any of these reasons, we may not be able to compete successfully against our current and future competitors.
In addition, demand for our products and services is sensitive to price. Many external factors, including our technology and personnel costs and our competitors’ pricing and marketing strategies, could significantly impact our pricing strategies and we could fail to meet our customers’ pricing expectations. Increased competition and pricing pressures may result in reduced sales, lower margins, losses or the failure of our product and services to maintain and grow their current market share, any of which could harm our business.
If we cannot continue to innovate technologically or develop, market and offer new products and services, or enhance existing technology and products and services to meet customer requirements, our ability to grow our revenue could be impaired.
Our growth depends on our ability to innovate and add value to our existing e-commerce platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, a video footage clip represents significantly more data as compared to a still image, and as the proportion of our business related to video footage licensing continues to increase, we will need to expand and enhance our technological capabilities to ingest, store and search video content in ways that are similar to our management of images. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and will continue to make, significant investments to support and enhance the technology and infrastructure supporting our customer and contributor facing websites and software platforms and to evolve our information processes and computer systems to more efficiently run our business and remain competitive. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. We may not achieve significant growth or increased market share from our technology investments for several years, if at all.
Our growth also depends, in part, on our ability to develop new products and services and enhance existing products and services. The process of developing new products and services and enhancing existing products and services is complex, costly and uncertain and we may not execute successfully on our vision or strategy because of challenges such as product planning and timing, technical hurdles, or a lack of resources. The success of our products depends on several factors, including our ability to:

•	anticipate customers’ and contributors’ changing needs or emerging technological trends

•	timely develop, complete and introduce innovative new products and enhancements;

•	differentiate our products from those of our competitors;

•	effectively market our products and gain market acceptance;

•	price our products competitively; and

•	provide timely, effective and accurate support to our customers and contributors.
We may be unable to successfully identify new product opportunities or enhancements, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or less competitive. If we are unsuccessful in innovating our technology or in identifying or enhancing our product offerings, our ability to compete in the marketplace, to attract and retain customers and contributors and to grow our revenue could be impaired.
We face risks resulting from the digital content in our collection such as unforeseen costs related to infringement claims, potential liability arising from indemnification claims and the inability to prevent misuse.
Our digital content is licensed from copyright owners such as photographers, illustrators, videographers and composers and, subject to that license, we offer customers a perpetual, royalty-free license to use the content for their editorial or commercial needs. Although we have implemented measures to review the content that we accept into our collection, we cannot guarantee that each contributor holds the rights or releases he or she claims or that such rights and releases are adequate, which in turn affects the licenses granted to our customer. As a result, we and our customers have been, and in the future will likely be, subject to third-party claims, including intellectual property infringement claims, related to our customers’ use of our content.
Under our license agreements, we expressly represent and warrant that unaltered content downloaded and used in compliance with our license agreements and applicable law will not infringe any copyright, trademark or other intellectual property right, violate any third party’s rights of privacy or publicity, violate any U.S. law, be defamatory or libelous, or be pornographic or obscene. We offer our customers indemnification at amounts ranging from $10,000 to $250,000, with exceptions for certain products for which our indemnification obligations are uncapped, for direct damages attributable to our breach of the express representations and warranties contained in our license agreements. However, our contractual maximum liability may not be enforceable in all jurisdictions. To the extent our customers seek indemnification claims from us, in the aggregate, and in certain individual cases for those products for which we offer uncapped indemnification, our potential indemnification liability may be significant. Such customers may also discontinue use of our products and services, which could harm our business.
While we maintain insurance policies to cover potential intellectual property disputes, and have not historically incurred any material financial liability as a result of these indemnification obligations individually or in the aggregate, we have incurred, and will continue to incur, expenses related to such claims and related settlements, which may increase over time. If a third-party infringement claim or series of claims is brought against us in excess of our insurance coverage or for uninsured liabilities, our business could suffer. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against all losses.
Further, unauthorized parties have attempted, and may in the future attempt, to improperly use the digital content in our collection and such misuse of our content may result in lost revenue and increase our risk of litigation. Preventing misuse or infringement of our content is inherently difficult and we rely on intellectual property laws and contractual restrictions to protect our rights and the digital content in our collection. Certain countries may be very lax in enforcing intellectual property laws or have very onerous and time-consuming requirements to enforce intellectual property rights. Litigation in those countries will likely be costly and ineffective. Consequently, these intellectual property laws afford us only limited protection. We cannot guarantee that we will be able to prevent the unauthorized use of our digital content or that we will be successful in stopping such use once it is detected.
Regardless of their merit, intellectual property and indemnification claims are time-confusing, expensive to litigate or settle and cause significant diversion of management attention and could severely harm our financial condition and reputation, and adversely affect our business.
Unless we increase market awareness of our brand and our existing and new products and services, our revenue may not continue to grow.
We believe that the brand identity that we have developed has significantly contributed to the success of our products and services and that our ability to attract and retain new customers and contributors depends in large part on our ability to increase our brand awareness. We have and may continue to expend significant resources on advertising, marketing, and other brand-building efforts to preserve and enhance customer and contributor awareness of our brand, products and services. For example, in 2015, we launched Shutterstock Editorial to expand and grow our editorial content offering to a broad range of customers. We have and will incur significant costs in developing and marketing this product to obtain user acceptance and we may not be successful in our efforts to increase awareness and our market share of this product. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.
Our brand may be impaired by a number of factors, including the effectiveness of our marketing campaigns, disruptions in service due to technology, data privacy and security issues, and exploitation of our trademarks and other intellectual property by others without our permission. Maintaining and enhancing our brand will depend largely on our ability to be a leading provider of high-quality content and to continue to provide a user experience which anticipates our customers’ needs. Additionally, our marketing campaigns or other efforts to increase our brand awareness may not succeed in bringing new visitors to our online marketplace or converting such visitors to paying customers or contributors and may not be cost-effective.

It is possible that, as our industry becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive and our efforts may not be successful.
We have experienced rapid growth in recent periods and if we fail to effectively manage our growth, our business and operating results may suffer.
We have experienced rapid growth and expect to continue to experience significant growth. The pace of this growth has placed, and we expect that the pace of future growth will continue to place, significant demands on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. As our operations have grown in size, scope and complexity, we have and will need to make significant expenditures and allocate valuable management resources to improve and upgrade our technology, customer service, sales and marketing infrastructure and product offerings, including new product offerings, and to continue acquiring new and relevant content. Continued rapid growth may also strain our ability to maintain reliable operation of our e-commerce platform, enhance our operational, financial and management controls and reporting systems and recruit, train and retain highly skilled personnel. If we fail to allocate limited resources effectively in our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition may suffer.
We may not continue to grow at historical rates.
Our future profitability will depend in part on our continued ability to grow; however, we may not be able to sustain our historical growth rate and may not even be able to grow at all. In future periods, our revenue could grow more slowly than in recent periods or decline for many reasons, including any increase in competition, reduction in demand for our products, inability to introduce new products or enhance our existing product offerings, pricing pressures, contraction of our overall market or our failure to capitalize on growth opportunities. In addition, we expect expenses to increase substantially in the near term, particularly as we continue to make significant investments in our technology and operational infrastructure, continue to expand our operations globally and develop new products and features for, and enhancements of, our existing products. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition.
Technological interruptions that impair access to our websites or the efficiency of our marketplace could damage our reputation and brand and adversely affect our results of operations.
The satisfactory performance, reliability and availability of our websites and our network infrastructure are critical to our reputation, our ability to attract and retain customers and contributors to our online marketplace and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We have in the past experienced, and may in the future experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, programming errors, data corruption, denial-of-service attacks, or an overwhelming number of visitors trying to reach our websites during periods of strong demand. Even a disruption as brief as a few minutes could have a negative impact on our marketplace activities and could result in a loss of revenue.
The internet infrastructure generally has also experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers, and our reliance on these third-parties can be expected to increase as we expand our infrastructure in the future. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate three data centers in an active/standby configuration for geographic redundancy and maintain a fourth disaster recovery facility to back up our collection, a system disruption at an active data center could result in a noticeable disruption to our websites until all website traffic is redirected to the standby data center, which could cause performance degradation at the standby data center.
Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. In addition, we have entered into service level agreements with some of our larger customers and strategic partners. Technological interruptions could result in a breach of such agreements and subject us to considerable penalties and could cause our customers to believe our service is unreliable, causing our business, reputation and financial condition harm.

Assertions by third parties of infringement of intellectual property rights related to our technology could result in significant costs and substantially harm our business and operating results.
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
Our international operations and our continued expansion internationally expose us to many risks.
Revenues derived from customers outside of the United States comprise a significant portion of our revenues and we continue to expand our international operations to attract customers and contributors in countries other than the United States as a critical element of our business strategy. For the years ended December 31, 2016, 2015 and 2014, approximately 66%, 66% and 67% of our revenue, respectively, was derived from customers located outside of the United States. While a significant portion of our customers reside outside of the United States, we have a limited operating history as a company outside the United States. We expect to continue to devote significant resources to international expansion through, for example, the possibility of establishing additional offices, hiring additional overseas personnel and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our collection and user experience for foreign markets. Our ability to expand our business and attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we fail to deploy, manage or oversee our international operations successfully, our business may suffer.
Additionally, expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	modifying our technology and marketing and localizing our offerings for customers and contributors’ preferences and customs and beyond the variety of languages we currently offer;

•
legal, political or systemic restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control (OFAC) on the ability of U.S. companies to do business in certain specified foreign countries or with certain specified organizations and individuals;

•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;

•
compliance with foreign laws and regulations, including disclosure requirements, privacy laws, consumer and data protection, marketing restrictions, human rights, rights of publicity, technology laws and laws relating to our content;

•	government regulation of e-commerce and other services and restrictive governmental actions on the distribution of content, such as censorship;

•
disturbances in a specific country’s or region’s political, economic or military conditions, including potential sanctions (e.g., significant civil, political and economic disturbances in Russia, Ukraine and the Crimean peninsula);

•	lower levels of consumer spending in foreign countries or lack of adoption of the internet as a medium of commerce;

•	longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;

•	reduced protection for intellectual property rights in certain countries;

•	enhanced difficulties of integrating any foreign acquisitions;

•
difficulty in staffing, developing, managing and overseeing foreign operations as a result of travel distance, language and cultural differences as well as infrastructure, human resources and legal compliance costs;

•	difficulty enforcing contractual rights in our license agreements;

•	potential adverse foreign tax consequences;

•	currency exchange fluctuations, hyperinflation, or devaluation;

•	strains on our financial and other systems to properly administer VAT, withholdings and other taxes; and

•	higher costs associated with doing business internationally.
These risks may make it impossible or prohibitively expensive to expand to new international markets, or delay entry into such markets, which may affect our ability to grow our business. As international e-commerce and other online and web services grow, competition will intensify and local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer. If we do not effectively enter new international markets, our competitive advantage may be harmed.
Further, on June 23, 2016, the United Kingdom held a referendum in which voters approved a withdrawal from the European Union, commonly referred to as “Brexit”. In 2016, sales to customers in the United Kingdom accounted for approximately 10% of our total revenue and sales to customers in Europe, including the United Kingdom, accounted for approximately 33% of our total revenue. As a result of the Brexit vote, the United Kingdom is expected to initiate a process to leave the European Union and begin negotiating the terms of the United Kingdom’s future relationship with the European Union. At this time, it is uncertain what impact this process will have on the economy in Europe, including in the United Kingdom, as well as other countries. In addition, the terms and conditions of Brexit may have an impact on the value of the British pound or other European countries’ currencies as compared to one another or as compared to the U.S. dollar. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our results of operations or financial position. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, such as those related to data privacy, as the United Kingdom determines which E.U. laws to replace or replicate.
We are subject to foreign exchange risk.
As of December 31, 2016, we had operations based in a number of territories outside of the United States and a significant portion of our business may be transacted in currencies other than the U.S. dollar, including the euro, the British pound, the Australian dollar and the Japanese yen. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro, British pound, Australian dollar and Japanese yen, and other currencies against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances, such as Brexit.
A decline in the value of any of the foreign currencies in which we receive revenues, including the euro, British pound, Australian dollar and Japanese yen, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. As we further expand our international operations, our exposure to foreign exchange risk will increase.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations and any future actions we may take with respect to hedging our foreign currency exchange risk may be unsuccessful.

As the portion of our sales to large corporate customers grows, we may encounter greater pricing pressure, increased service, indemnification and working capital requirements, each of which could increase our costs and harm our business and operating results.
In order to continue to attract and retain customers, particularly larger corporate customers, we may face greater demands in terms of increased service requirements, greater indemnification requirements, greater pricing pressure, and greater working capital to accommodate the larger receivables and collections issues that are likely to occur as a result of being paid on credit terms. If we are unable to adequately address those demands or manage our resources, our ability to grow our business may be harmed, which may adversely affect our results of operations and future growth. If we address those demands in a way that expands our risk of indemnification claims, significantly increases our operating costs, reduces our ability to maintain or increase pricing, or increases our working capital requirements, our business, operating results and financial condition may suffer.
Government regulation of the internet, both in the United States and abroad, is evolving and unfavorable changes could have a negative impact on our business.
The adoption, modification or interpretation of laws or regulations relating to the internet, e-commerce or other areas of our business could adversely affect how we conduct our business or the overall popularity and growth of internet use. Such laws and regulations may cover a vast array of activities, for example, automatic contract or subscription renewal, credit card fraud and processing, sales, advertising and other procedures, taxation, tariffs, data privacy, management and storage, cyber-security, pricing, content, copyrights, distribution, electronic contracts, consumer protection, outsourcing, broadband residential internet access, internet neutrality and the characteristics and quality of products or services, and intellectual property ownership and infringement. In certain countries, such as those in Europe, such laws may be more restrictive than in the United States. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, data privacy and security apply to the internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. Those laws that relate to the internet are at various stages of development and interpretation by the courts and agencies, and thus, the scope and reach of their applicability can be uncertain. For example, the United States Copyright Office imposed new registration requirements on service providers in order to maintain their safe harbor protection under the Digital Millennium Copyright Act (“DMCA”). Failure to register by December 31, 2017 would disqualify a service provider from the DMCA’s safe harbor protection and our failure to comply with these changes in regulations could have a material adverse effect on our business. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new customers or otherwise alter our business model, or cause us to divert resources and funds to address government or private investigatory or adversarial proceedings. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.
In addition, the OECD has issued guidelines to its members aimed at encouraging broad-based legislative initiatives intended to prevent purported taxation base erosion transactions and income shifting in a tax-advantaged manner, known as BEPS.  One of the most important areas on which the OECD has focused is the taxation implications of e-commerce businesses (which would potentially include our business).  As previously detailed, the OECD issued Action 1 which called for further review and study with the stated expectation that legislative recommendations that seek to equitably allocate the right to tax such e-commerce businesses among all of the jurisdictions that might have an interest in assessing such taxes will be forthcoming. However, it is possible any efforts to assess such taxes by these jurisdictions will be uncoordinated which could result in greater or even double taxation that businesses may not have sufficient means to remedy. Efforts to alleviate this increased tax burden may increase the cost of structuring and compliance.
Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, or fines against us.
We currently provide content licensing to customers in more than 150 countries. The data privacy, security and localization, censorship and liability standards and other potentially applicable rules or regulations, and intellectual property laws of those foreign countries, may be different than those in the United States. To the extent that any local laws or regulations apply to our company or operations and we are deemed to not be in compliance with them, our business may be harmed. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers from EU member states to the United States. The EU adopted in 2016 a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which becomes effective in May 2018. The law requires firms to meet new requirements regarding the handling of personal data. Technological efforts to build new capabilities to facilitate compliance with the law may require substantial expense and the diversion of resources from other projects.
Ongoing legal reviews by regulators may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity, all of which could negatively affect our results of operations.
Action by governments to restrict access to, or operation of, our products or services in their countries could substantially harm our business and financial results.
Foreign governments, or internet service providers acting pursuant to foreign government policies or orders, of one or more countries may seek to censor content available through our e-commerce platform in their country, restrict access to our products and services from their country entirely, or impose other restrictions that may affect the accessibility of our products or services in their country for an extended period of time or indefinitely if our products and services are deemed to be in violation of their local laws and regulations. For example, domestic internet service providers have blocked access to Shutterstock in China and other countries, such as Turkey, have intermittently restricted access to Shutterstock. There are substantial uncertainties regarding interpretation of foreign government’s laws and regulations that censor content available through our products and services and we may be forced to significantly change or discontinue our operations in such markets if we were to be found in violation of any new or existing law or regulation. If access to our products and services is restricted, in whole or in part, in one or more countries or our competitors can successfully penetrate geographic markets that we cannot access, our ability to retain or increase our contributor and customer base may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Expansion of our operations into new products, services and technologies, including content categories, is inherently risky and may subject us to additional business, legal, financial and competitive risks.
Currently, our operations are focused in significant part on our marketplace for creative content and our digital asset management platform, webdam. Further expansion of our operations and our marketplace into additional content categories, such as Shutterstock Editorial or into new products and services, such as our workflow tool Shutterstock Editor, involves numerous risks and challenges, including increased capital requirements, potential new competitors, the need to develop new contributor and strategic relationships and increased marketing spend to gain brand awareness of these new operations. Growth into additional content and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such content and services to offset the costs of developing, acquiring, managing and monetizing such content and services and our business may be adversely affected.
Our failure to protect the confidential information of our customers and our networks against security breaches could expose us to liability, protracted and costly litigation and damage our reputation.
As a global technology business, we and our third-party service providers collect and maintain confidential information and personal data about our employees, customers, contributors and other third parties, in connection with marketplace-related processes on our websites and, in particular, in connection with processing and remitting payments to and from our customers and contributors, and are therefore exposed to security and fraud-related risks, which are likely to become more challenging as we expand our operations. Although we maintain security features on our websites and utilize encryption and authentication technology, our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our websites. Additionally, we use third-party service providers, including payment processors and co-location and cloud service vendors for our data centers and application hosting, to operate our business, and their security measures may not prevent security breaches and other disruptions that may jeopardize the security of information stored in and transmitted through their systems. Further, some of the software and services that we use to operate our business, including our internal e-mail and customer relationship management software, are hosted by third parties. If these services were to experience a security breach or be interrupted or were to cause us to lose control of confidential information, our business operations could be disrupted and we could be exposed to liability and costly litigation.
Although cybersecurity and the continued development and enhancement of the processes, practices and controls that are designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, our efforts may not be enough to prevent a party from circumventing our security measures, or the security measures of our third-party service providers, and accessing and misusing the confidential information of our employees, customers and contributors. In addition, a significant cybersecurity breach could result in payment networks prohibiting us from processing transactions on their networks.
As the techniques used to obtain unauthorized access, attack, disable or degrade services, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers, contributors and other third parties to cease doing business with us, subject us to lawsuits, regulatory fines and other action or liability, any of which could harm our business, financial condition and results of operation.
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
Furthermore, the current administration of the U.S. federal government has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed changes to U.S. tax laws, including the possibility of replacing large portions of the existing federal income tax law with a so-called “destination-based cash flow tax” including a so-called “border adjustment” component, in addition to other potential tax reforms that the recently elected U.S. President and members of his administration may be considering. Any such changes, as well as those instituted in foreign tax jurisdictions in which we do business today or in the future, that may be enacted could impact our tax liabilities. In addition, the OECD has issued guidelines to its members aimed at encouraging broad-based legislative initiatives intended to prevent base erosion transactions and income shifting in a tax-advantaged manner, known as BEPS.  One of the most important areas on which the OECD has focused is the taxation implications of e-commerce businesses (which would potentially include our business).  As previously detailed, the OECD issued Action 1 which called for further review and study with the stated expectation that legislative recommendations that seek to equitably allocate the right to tax such e-commerce businesses among all of the jurisdictions that might have an interest in assessing such taxes will be forthcoming. However, it is possible any efforts to assess such taxes by these jurisdictions will be uncoordinated which could result in greater or even double taxation that businesses may not have sufficient means to remedy. Efforts to alleviate this increased tax burden may increase the cost of structuring and compliance.  Due to the expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.
Our operations may expose us to greater than anticipated withholding, sales and transaction tax liabilities, including VAT, which could harm our financial condition and results of operations.
We may have exposure to withholding, sales or other transaction taxes (including VAT) on our past and future transactions in such jurisdictions where we are currently or in the future may be required to report taxable transactions. A successful assertion by any jurisdiction that we failed to pay such withholding, sales or other transaction taxes, or the imposition of new laws requiring the payment of such taxes, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage customers from purchasing digital content from us, or otherwise substantially harm our business and results of operations.
Further, we are currently subject to and in the future may become subject to additional compliance requirements for certain of these taxes. Where appropriate, we have made accruals for these taxes, which are reflected in our consolidated financial statements.  Within the next one to three years, we believe that the resolution of certain of these tax matters are reasonably possible and that a change in estimate may occur. While such a change may be significant, it is not possible to provide a range of the potential change until such matters progress further or the related statutes of limitation expire
Failure to protect our intellectual property could substantially harm our business and operating results.
We regard to our patents, trade secrets, trademarks, copyrights and all of our other intellectual property rights as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and non-disclosure agreements and other contractual restrictions to protect our proprietary rights. We have registered or applied to register “Shutterstock”, “Offset”, “Bigstock”, “webdam”, “PremiumBeat” and “Rex Features” and associated logos and other marks as trademarks in the United States and other jurisdictions and we are the registered owner of the shutterstock.com, bigstock.com, offset.com, webdam.com, premiumbeat.com, and rexfeatures.com internet domain names and various other related domain names. Effective intellectual property protection for our trademarks and domain names may not be available or practical in every country in which we operate or intend to operate.
Despite our efforts to protect our intellectual property rights and trade secrets, unauthorized parties may attempt to copy aspects of our intellectual property, trade secrets and other confidential information, or adopt domain names, trademarks or service names confusingly similar to ours. In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information.
Policing our intellectual property rights is difficult, costly and may not always be effective. Litigation or proceedings to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets and domain names and to determine the validity and scope of the proprietary rights of others is and will be necessary to enforce our intellectual property rights. The monitoring and protection of our intellectual property rights may become more difficult, costly and time consuming as we continue to expand internationally, particularly in certain markets, such as China and certain other developing countries in Asia, in which legal protection of intellectual property rights is less robust than in the United States and in Europe. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results.
Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software, which may restrict how we use or distribute our services or require that we publicly release certain portions of our source code.
Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software. Such “open source” software may be subject to third party licenses that impose restrictions on our software and services. Examples of “open source” licenses include the GNU General Public License and GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the way these licenses may be interpreted and enforced is therefore subject to some uncertainty. If portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.
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
If we do not successfully make, integrate and maintain past or potential future acquisitions and investments, our business could be adversely impacted.
We have acquired, invested in and entered into strategic relationships with companies, and we may acquire, invest in or enter into strategic relationships with additional companies to complement our existing business and the breadth of our offerings. These transactions are inherently risky and expose us to risks which include:

•	disruption of our ongoing business, including diverting management’s attention from existing businesses and operations;

•	difficulties integrating acquired technology and assets, including content collections, into our systems and offerings;

•	risks associated with any acquired liabilities;

•	difficulties integrating personnel;

•	information security vulnerabilities;

•	difficulties integrating accounting, financial reporting, management, infrastructure and information security, human resources and other administrative systems;

•	the potential impairment of tangible and intangible assets and goodwill;

•	the potential damage to employee, customer, contributor and other supplier relationships; and

•	other unknown liabilities.
Future acquisitions or investments could also result in potential dilutive issuances of equity securities, use of significant cash balances or the incurrence of debt, any of which could adversely affect our financial condition and results of operations.
We cannot assure you that our investments will be successful. If we fail to effectively integrate the companies we acquire, invest in or enter into strategic relationships with, we may not realize the benefits expected from the transaction and our business may be harmed.
We rely on highly skilled personnel and if we are unable to retain or motivate key personnel, attract qualified personnel, integrate new members of our management team or maintain our corporate culture, we may not be able to grow effectively.
We are highly dependent on the continued service and performance of our senior management team, as well as key personnel. We believe that the successful performance of our senior management team and key personnel is critical to managing our operations and supporting our growth. Further, many our technologies and systems are custom-made for our business by our personnel. The loss of any key engineering, product development, marketing and sales personnel and our inability to implement a succession plan or find suitable replacements for any of these individuals could disrupt our operations and have an adverse effect on our business.
Our continued and future success is also dependent, in part, on our ability to identify, attract, retain and motivate highly skilled technical, managerial, product development, marketing, content operations and customer service personnel and to preserve the key aspects of our corporate culture. Competition for qualified personnel is intense in our industry and we may be unsuccessful in offering competitive compensation packages to attract and retain personnel. Further, we believe that a critical contributor to our success and to our recruiting efforts has been our corporate culture, which we believe fosters innovation, creativity, and teamwork. As we continue to grow and expand our operations globally, we may not be able to maintain our corporate culture, which could impact our ability to attract and retain personnel. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. Changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to adequately recruit and retain key employees. The failure to successfully hire key personnel or the loss of any key personnel could have a significant impact on our operations and growth.
The impact of worldwide economic and political conditions, including effects on advertising and marketing budgets, may adversely affect our business and operating results.
Global economic and political conditions can affect the business of our customers and the markets they serve. Numerous external forces beyond our control, including generally weak or uncertain economic conditions, negative or uncertain political climate, changes in government and election results in the United States and other jurisdictions in which we operate, could adversely affect our financial condition. Particularly, our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy stagnates, companies may reduce their spending on advertising and marketing, and thus the use of our online marketplace. This could have a serious adverse impact on our business. To the extent that overall economic conditions reduce spending on advertising and marketing activities, our ability to retain current and obtain new customers could be hindered, which could reduce our revenue and negatively impact our business. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.
The non-payment or late payments of amounts due to us from certain customers may negatively impact our financial condition.
Our revenue generated through direct sales to enterprise customers has grown in recent years and represented approximately 30% of our total revenue for the year ended December 31, 2016, as compared to approximately 26% of our total revenue for the year ended December 31, 2015. A portion of these customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. We evaluate the credit-worthiness of new customers and perform ongoing financial condition evaluations of our existing customers, however there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2016, our allowance for doubtful accounts was $5.5 million. If the volume of sales to enterprise customers continues to grow, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms.
We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our financial condition and results of operations.
We accept payments using a variety of methods, including credit cards and debit cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies became unwilling or unable to provide these services to us, including if they were to suffer a cyberattack or security incident. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. Although we have historically experienced minimal impact to our financial statements from credit card fraud, we may experience expense as a result of our failure to adequately control fraudulent credit.
We are also subject to, or voluntarily comply with, several other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our operations.

Catastrophic events or other interruptions or failures of our information technology systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.
Our computers and other technological systems, as well as our data centers and the computers, systems and data centers of our third-party service providers, could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and other similar events or disruptions. Our principal executive offices are located in New York City, a region that has experienced acts of terrorism in the past. Anyone of these events could cause system interruption, delays and loss of critical data and could prevent our websites, e-commerce platform and infrastructure from functioning effectively, if at all. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages. Any insufficiency in our redundancy or disaster recovery capabilities could make our products and service offerings less attractive, subject us to liability and could be harmful to our business. In addition, we may have inadequate insurance coverage to compensate for any related loss. Any of these events could damage our reputation and cause a material adverse effect on our financial condition.
We may need to raise additional capital in the future and may be unable to do so on acceptable terms or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or functions of our online marketplace, improve our operating infrastructure or acquire complementary businesses, personnel and technologies, or develop and carry out a response to unforeseen circumstances. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances could be adversely affected, and our business may be harmed.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
We review our goodwill for impairment annually as of October 1st, or more frequently if and when events or changes in circumstances indicate that an impairment may exist, such as a decline in stock price and market capitalization. We test goodwill for impairment at least annually. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations.
Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be volatile, and you could lose all or part of your investment.
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering in 2012 at a price of $17.00 per share, the reported high and low sales prices per share of our common stock have ranged from $21.00 to $103.01 through February 21, 2017. These fluctuations could cause you to lose all or part of your investment in our common stock since you may be unable to sell your shares at or above the price at which you purchased such shares.
The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

•	changes in projected operational and financial results;

•	announcements about our share repurchase program, including purchases or the suspension of purchases under the program;

•	issuance of new or updated research or reports by securities analysts;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	additions or departures of key senior management;

•	fluctuations in the trading volume of our shares;

•	limited “public float” in the hands of a small number of investors whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock; and

•	general economic and market conditions.
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
Jonathan Oringer, our founder, chairman and chief executive officer, controls approximately 46.8% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
As of February 21, 2017, Jonathan Oringer, our founder, chairman and chief executive officer, and our largest stockholder, owned approximately 46.8% of our outstanding shares of common stock. This concentration of ownership may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Mr. Oringer, regardless of the impact of such transaction on our other stockholders. Additionally, Mr. Oringer has the ability to control management and major strategic investments as a result of his position as chief executive officer.
Furthermore, if we purchase additional shares pursuant to our share repurchase program, Mr. Oringer’s ownership percentage would increase, and, depending on the magnitude of our repurchases and other factors impacting dilution, could result in his owning a majority of the outstanding shares of our common stock. If Mr. Oringer were to own a majority of the outstanding shares of our common stock, he would have the ability to control the outcome of certain matters requiring stockholder approval, including the election and removal of our directors and significant corporate transactions. This could also trigger certain change in control provisions in our employment agreements and agreements relating to certain outstanding equity awards.
Purchases of shares of our common stock pursuant to our share repurchase program may affect the value of our common stock, and there can be no assurance that our share repurchase program will enhance shareholder value.
Pursuant to our share repurchase program which was publicly announced in November 2015, we are authorized to repurchase up to $100 million of our outstanding common stock. We had approximately $22.5 million and $4.7 million remaining under this authorization as of December 31, 2016 and February 21, 2017, respectively. In February 2017, our Board approved an additional share repurchase program, under which we are authorized to repurchase up to an additional $100 million of our outstanding common stock. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Our board has the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Additionally, repurchases under our share repurchase program have and will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock has declined, and may continue to decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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
As of February 21, 2017, we had 34,511,231 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act of 1933, as amended, or the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
As of February 21, 2017, the holders of approximately 16 million shares of common stock were entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. We filed a registration statement on Form S-8 under the Securities Act covering shares of common stock issuable pursuant to options granted in exchange for value appreciation right, or VAR, grants outstanding as of the time of the Reorganization, as well as options and shares reserved for future issuance under our 2012 Omnibus Equity Incentive Plan and our 2012 Employee Stock Purchase Plan. Shares issued pursuant to such options and plans can be freely sold in the public market upon issuance and vesting, subject to the lock-up agreements contained in the terms of the award agreements delivered under such plans, or unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.
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
We have incurred and will continue to incur significant legal, tax, insurance, accounting and other expenses as a result of continuously improving our operations as a public company. For example, we are implementing a new enterprise resource planning software system that will replace a majority of our critical finance and financial operations systems. If we experience delays or difficulties in implementing the new enterprise resource planning system, or if we otherwise do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, or satisfy customer requirements, among other things.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the Securities and Exchange Commission, or the SEC, and the stock exchanges are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. Further, there may be uncertainty regarding the implementation of these laws due to changes in the political climate and other factors. We have incurred and will continue to incur costs to obtain directors’ and officers’ insurance as a result of operating as a public company, as well as additional costs necessitated by compliance matters and ongoing revisions to disclosure and governance standards.
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
Our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that we would be required to remediate in a timely manner to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the New York Stock Exchange or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support and customer service under operating lease agreements that expire on various dates between 2017 and 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased with cash.
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
Item 3.    Legal Proceedings.
Although we are not currently a party to any material active litigation, from time to time, we are subject to various claims and lawsuits arising in the ordinary course of business, with respect to commercial, intellectual property, privacy issues and employee matters. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol “SSTK” since October 11, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported for the period indicated on the NYSE:

	Year Ended December 31,
	2016		2015
	Low	High	Low	High
First Quarter	$25.44	$37.92	$54.46	$71.66
Second Quarter	$35.75	$47.24	$57.94	$74.30
Third Quarter	$45.01	$65.16	$28.96	$59.56
Fourth Quarter	$44.20	$64.81	$27.50	$38.86
Stockholders
As of February 21, 2017, there were 6 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the three months ended December 31, 2016.
Dividend Policy
We did not pay cash dividends on our common stock during either of the years ended December 31, 2016 or 2015. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based upon on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
The table below presents shares of our common stock which we acquired during the three months ended December 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number(or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2016	—	—	—
November 1 - 30, 2016	—	$—	—
December 1 - 31, 2016	370,036	48.20	370,036
	370,036	$48.20	370,036	$22,454,334
_______________________________________________________________________________

(1)
We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by the our board of directors. In October 2015, our board of directors authorized the repurchase of up to $100 million of our common stock, and, as of December 31, 2016, $22.5 million remained available for purchase under this authorization.

Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2016.

Item 6.    Selected Financial Data.
We have derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue	$494,317	$425,149	$327,971	$235,515	$169,616
Operating expenses:(1)
Cost of revenue	203,129	174,526	130,022	90,627	64,676
Sales and marketing	126,626	106,636	82,125	56,738	45,107
Product development	47,789	41,322	38,301	21,764	16,330
General and administrative	70,987	61,647	38,487	23,063	21,651
Total operating expenses	448,531	384,131	288,935	192,192	147,764
Income from operations	45,786	41,018	39,036	43,323	21,852
Other (expense) / income, net(2)	(1,289)	(6,746)	(859)	52	(47)
Income before income taxes	44,497	34,272	38,177	43,375	21,805
Provision (benefit) for income taxes (3)	11,869	14,720	16,088	16,896	(25,738)
Net income	$32,628	$19,552	$22,089	$26,479	$47,543

Net income per common share (basic)	$0.93	$0.54	$0.63	$0.78	$2.00
Net income per common share (diluted)	$0.91	$0.54	$0.62	$0.77	$1.99
Weighted-average common shares outstanding (basic)	35,114	35,880	35,235	33,878	23,785
Weighted-average common shares outstanding (diluted)	35,861	36,319	35,913	34,426	23,833
_______________________________________________________________________________

(1)
Includes non-cash equity-based compensation of $28.1 million, $28.9 million, $23.8 million, $6.2 million, and $10.4 million for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(2)
Includes non-operating changes in fair value of contingent consideration related to the webdam (2015 and 2014) and PremiumBeat (2016 and 2015) acquisitions; transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries’ functional currencies, which was not material in 2013 and 2012; and interest income and expense, which is not material in any period presented.

(3)
We operated as a New York limited liability company, or an LLC, for federal and state income tax purposes, taxed as a partnership, and therefore were subject only to certain local income taxes and were not subject to federal and state income taxes through October 4, 2012 and for the period ended December 31, 2012. Following our reorganization from an LLC to a Delaware corporation on October 5, 2012, which we refer to as the Reorganization, we became subject to income taxes at a combined federal, state and local tax rate of approximately 40%.

	As of December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$224,190	$241,304	$233,453	$155,355	$102,096
Short term investments	54,972	47,078	54,844	54,429	—
Working capital	136,341	167,775	197,813	145,829	37,924
Property and equipment, net	56,101	32,094	26,744	20,256	5,255
Total assets	501,778	469,121	383,777	278,488	147,114
Deferred revenue	122,235	98,239	75,789	52,100	37,934
Total liabilities	215,082	180,556	132,344	95,889	70,180
Total stockholders’ equity	$286,696	$288,565	$251,433	$182,599	$76,934
Non-GAAP Financial Measures and Key Operating Metrics
To supplement our consolidated financial statements presented in accordance with the accounting principles generally accepted in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, collectively referred to as non-GAAP financial measures, including adjusted EBITDA, adjusted net income, constant currency revenue growth (expressed as a percentage), and free cash flow, as well as certain key operating metrics. These non-GAAP financial measures and key operating metrics are included solely to provide investors with additional information regarding our financial results and are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Non-GAAP Financial Measures(1) (in thousands):
Adjusted EBITDA	$95,463	$84,719	$71,088	$53,396	$34,877
Adjusted net income	$55,235	$44,181	$38,516	$31,094	$28,136
Free cash flow	$53,144	$68,347	$64,188	$42,305	$41,472
Constant currency revenue growth	17.6%	35.9%	39.3%	38.8%	NM
Key Operating Metrics:
Paid downloads(2) (in millions)	167.9	147.2	125.9	100.2	76.0
Revenue per download(3)	$2.88	$2.84	$2.58	$2.35	$2.23
Images in our collection(4) (in millions) (end of period)	116.2	71.4	46.8	32.2	23.3
_______________________________________________________________________________

(1)
See “—Non-GAAP Financial Measures” below as to how we define and calculate adjusted EBITDA, adjusted net income, constant currency revenue growth and free cash flow and for a reconciliation from net income, cash from operating activities and revenue growth, the most directly comparable financial measures presented on a GAAP basis, to these non-GAAP financial measures and a discussion about the limitations of these financial measures.

(2)
Paid downloads is the number of paid content downloads that our customers make during a given period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Paid Downloads” for more information as to how we define and calculate paid downloads.

(3)
Revenue per download is the amount of content-related revenue recognized in a given period divided by the number of paid downloads in that period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Revenue per Download” for more information as to how we define and calculate revenue per download.

(4)
Images in our collection are the total number of photographs, vectors and illustrations available to customers on shutterstock.com at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available to our customers through an application program interface and certain images that may be licensed for editorial use only. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Images in our Collection” for more information as to how we define and calculate images in our collection.

Non-GAAP Financial Measures
These non-GAAP financial measures have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted EBITDA, adjusted net income, constant currency revenue growth and free cash flow should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
Shutterstock’s management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing the business and to, among other things: (i) monitor and evaluate the performance of Shutterstock’s business operations, financial performance and overall liquidity; (ii) facilitate management’s internal comparisons of the historical operating performance of its business operations; (iii) facilitate management’s external comparisons of the results of its overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (iv) review and assess the operating performance of Shutterstock’s management team and, together with other operational objectives, as a measure in evaluating employee compensation and bonuses; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
Management believes that adjusted EBITDA, adjusted net income and constant currency revenue growth are useful to investors to provide them with disclosures of Shutterstock’s operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA and adjusted net income provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to Shutterstock’s underlying operating performance and, with respect to revenue growth on a fixed-currency basis, provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s business. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing Shutterstock’s financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations, and provides them with the same measures that management uses as the basis for making resource allocation decisions.
Our use of non-GAAP financial measures has limitations as an analytical tool, and these measures should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP, as the excluded items may have significant effects on our operating results and financial condition. Additionally, our methods for measuring non-GAAP financial measures may differ from other companies’ similarly titled measures. When evaluating our performance, these non-GAAP financial measures should be considered alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.
Our method for calculating adjusted EBITDA, adjusted net income, constant currency revenue growth and free cash flow, as well as a reconciliation of the differences between adjusted EBITDA, adjusted net income, constant currency revenue growth and free cash flow, and the most comparable financial measure calculated and presented in accordance with GAAP, is presented below.
Adjusted EBITDA
We define adjusted EBITDA as net income adjusted for foreign currency transaction gains and losses, changes in fair value of contingent consideration related to acquisitions, interest income and expense, income taxes, depreciation, amortization, disposals and non-cash equity-based compensation

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Net income	$32,628	$19,552	$22,089	$26,479	$47,543
Non-GAAP adjustments:
Depreciation and amortization	19,946	14,841	7,917	3,870	2,640
Disposals of property and equipment	—	—	367	—	—
Non-cash equity-based compensation	28,080	28,860	23,768	6,208	10,385
Other adjustments, net(1)	2,940	6,746	859	(57)	47
Provision (benefit) for income taxes	11,869	14,720	16,088	16,896	(25,738)
Adjusted EBITDA	$95,463	$84,719	$71,088	$53,396	$34,877
_______________________________________________________________________________

(1)	Included in other adjustments, net is foreign currency transaction gains and losses, changes in fair value of contingent consideration related to acquisitions, and interest income and expense.
Adjusted Net Income
We define adjusted net income as net income excluding the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets and changes in the fair value of contingent consideration related to acquisitions, the estimated tax impact of such adjustments, and a one-time tax benefit due to the Reorganization.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Net income	$32,628	$19,552	$22,089	$26,479	$47,543
Non-GAAP adjustments:
One-time tax benefit due to reorganization to a corporation	—	—	—	—	(28,811)
Non-cash equity-based compensation(1)	18,032	18,712	15,960	4,496	9,249
Acquisition-related amortization expense(2)	2,725	2,864	347	119	155
Change in fair value of contingent consideration(3)	1,850	3,053	120	—	—
Adjusted net income	$55,235	$44,181	$38,516	$31,094	$28,136
_______________________________________________________________________________

(1)
Represents non-cash equity-based compensation expense, net of the estimated income tax effect of $10.0 million for 2016, $10.1 million for 2015, $7.8 million for 2014, $1.7 million for 2013, and $1.1 million for 2012.

(2)
Represents amortization expense related to acquired businesses, net of the estimated income tax effect of $1.6 million for 2016, $1.6 million for 2015, $0.2 million for 2014, $0.1 million for 2013, and $0.1 million for 2012

(3)
Represents change in fair value of contingent consideration related to the webdam and PremiumBeat acquisitions, net of the estimated income tax effect of $1.1 million for 2016, $1.7 million for 2015 and $0.1 million for 2014

Constant Currency Revenue Growth
We define revenue growth on a fixed-currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Year Ended December 31,
	2016	2015	2014	2013	2012

Reported revenue (in thousands)	$494,317	$425,149	$327,971	$235,515	$169,616
Revenue growth	16.3%	29.6%	39.3%	38.9%	NM
Constant currency revenue growth	17.6%	35.9%	39.3%	38.8%	NM

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition. The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Net cash provided by operating activities	$101,148	$85,331	$82,859	$56,373	$45,534
Capital expenditures	(39,959)	(14,003)	(17,950)	(14,068)	(3,808)
Content acquisitions	(8,045)	(2,981)	(721)	—	(254)
Free Cash Flow	$53,144	$68,347	$64,188	$42,305	$41,472

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See the “Forward Looking Statements” disclosure in Item 1 above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the “Risk Factors” disclosure in Item 1A above for additional discussion of such risks.
Overview and Recent Developments
Shutterstock is a global technology company that has created a two-sided marketplace for creative professionals to license content. Our library of creative content includes: (a) digital imagery, which consists of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, which consists of high-quality music tracks and sound effects and which is often used to complement the digital imagery. We also offer digital asset management services through Webdam, our cloud-based digital asset management platform, which provides tools for customers to better manage content and brand management assets.
Our marketplace brings together users of creative content with content producers from around the world by providing a freely searchable collection of content that our customers can pay to license, download and incorporate into their work. More than 1.6 million active, paying customers contributed to our revenue in 2016. As of December 31, 2016, more than 190,000 approved contributors made their images, video clips and music tracks available in our collection, which has grown to more than 100 million images and more than 6.0 million video clips as of December 31, 2016. This makes our collection of creative content one of the largest of its kind, and we delivered more than 160 million paid downloads to our customers across all of our brands during the year ended December 31, 2016. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.
During 2016, in addition to the increase in creative content provided by our contributors, we also added to our collection through the following exclusive distribution agreements and content acquisitions:

•
In March 2016, we entered into an exclusive distribution agreement with the Associated Press, or AP, which grants us access to more than 3,000 of AP’s breaking news, sports and entertainment images and video clips daily as well as 30 million images and nearly 2 million video clips from AP’s visual archive for licensing in the United States which will serve to bolster our editorial offering.

•
In September 2016, we acquired over 700,000 images from two prominent image collections: The Art Archive and The Kobal Collection. Both collections, previously held by The Picture Desk, are now available to Shutterstock customers globally.

•
In October 2016, we executed an exclusive three-year agreement with AM Stock-Cameo to make more than 60,000 HD clips available to Shutterstock users. This robust, diverse library features aerial footage, explosions, driving plates, and shots of hospitals, military bases, schools, and more. This is essential footage for transition and establishing shots.

•	In October 2016, we entered into a distribution agreement with the european pressphoto agency (EPA) to distribute its unique collections of visual content globally.
In 2016, we also enhanced our customer experience by releasing the following user enhancements:

•
In May 2016, we released a plugin for Microsoft Powerpoint which will provide business professionals around the world with instant access to our vast collection of high-quality images. Additionally, we released enhanced search and discovery features on our iOS mobile application, becoming the first stock photo provider to provide reverse image search capabilities on mobile devices.

•
In July 2016, we entered into an API integration partnership with Google, which provides users of Google’s digital and mobile display advertising products, including Adsense, Adwords, and Admob, access to Shutterstock’s image collection for license.

•
In September 2016, we released a plugin for Adobe Photoshop® which provides creators around the world with instant access to our vast collection of high-quality images for license directly within the Adobe Creative Cloud® desktop application.

•
In October 2016, we expanded the functionality of our design application, Shutterstock Editor. This functionality includes professionally designed templates and the ability to upload personalized visual content such as a logo or business image, save designs for editing later, and publish finished designs to social networks are now available from within the application.
Through our two-sided marketplace, we generate revenue by licensing creative content to our customers, which is offset by paying royalties to contributors each time their content is delivered to a customer for use. During the year ended December 31, 2016, 66% of our revenue and the majority of our content licenses came from users of our e-commerce platform. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license, or for customers with other content needs, we offer simple, affordable, a la carte content licenses. For larger organizations or those with unique content, licensing and workflow needs, our dedicated enterprise sales, service and research teams are able to provide a number of enhancements to their creative workflows beyond the use-cases available on our e-commerce platform.
Each time an image, video clip or music track is delivered to a customer for use, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue, and are typically paid to contributors on a monthly basis, subject to withholding taxes and certain payout minimums. Royalties represent the largest component of our operating expenses (and are reported within cost of revenue) and tend to increase proportionally with revenue. In addition to content sourced through direct submission through our web properties, content may also be obtained through exclusive distribution agreements with strategic partners or through the direct acquisition of a content library or archive. In certain cases, we will enter into arrangements with contributors whereby we guarantee a minimum royalty to a contributor or strategic partner, usually paid up-front, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. In recent years we have made a number of enhancements to our content libraries through the direct acquisition of content and through entering into several such agreements and partnerships. We have also enhanced our collections and content acquisition capabilities through our acquisitions of PremiumBeat and Rex Features.
Our cost of revenue is substantially similar as a percentage of revenue for our e-commerce and enterprise customers. While contributors earn a fixed amount per download for some of our plans, we have set the per-download amount paid to our contributors for each of our purchase options so that contributors earn more per download from plans where we collect higher revenue per download. In other words, we strive to deliver a similar percentage of revenue to contributors regardless of which purchase option a customer chooses. We expect that shifts in the relative popularity of these two purchase options will not materially impact our cost of revenue.
As a provider of digital asset management technology, we also generate revenue by licensing the use of our webdam platform to customers on a contract basis, which is typically twelve months.
We manage customer acquisition costs based on the expected blended customer lifetime value across our purchase options so that we are able to manage our marketing expenses to achieve certain desired growth targets. As a result, we do not believe that shifts in the mix between e-commerce and enterprise sales channels will materially impact our operating margins.
We have achieved significant growth in the past three years. Our total revenue has grown to $494.3 million in 2016 from $425.1 million in 2015 and $328.0 million in 2014. As our revenue has grown, so have our operating expenses, to $448.5 million in 2016 from $384.1 million in 2015 and $288.9 million in 2014, principally as a result of increased royalties, marketing costs, payroll expenses and non-cash equity-based compensation.
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have been a significant percentage of revenue. Since we believe the market for creative content is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the creative content that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have invested aggressively in product development and hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 100 million images and 6.0 million video clips as of December 31, 2016, making it one of the largest libraries of its kind.
Even as we have invested in our key growth drivers of customer acquisition, customer experience improvement and content acquisition, we have delivered strong profitability. In 2016, our net income was $32.6 million and net cash from operating activities was $101.1 million. In the same period, adjusted EBITDA, adjusted net income, and free cash flow were $95.5 million, $55.2 million and $53.1 million, respectively. See Part II, Item 6 of this Annual Report on Form 10-K under the heading “Selected Financial Data—Non-GAAP Financial Measures.”
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014

	(in millions, except revenue per download)
Paid downloads (during period)	167.9	147.2	125.9
Revenue per download (during period)	$2.88	$2.84	$2.58
Images in collection (end of period)	116.2	71.4	46.8
Paid Downloads
Measuring the number of paid downloads that our customers make in any given period is important because downloads are the primary method of delivering licensed content, which drives a significant portion of our revenue and contributor royalties. For customers that choose to purchase content à la carte, each incremental content license results in incremental recognition of revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each incremental license, but we believe that download activity is an important measure of the value that a customer is getting from a subscription. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations, video clips or music tracks, excluding re-downloads of content that a customer has downloaded in the past (which do not generate incremental revenue or contributor royalty expense) and downloads of our free image of the week (which we make available as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding the impact of revenue that is not derived from or associated with content licenses. This metric captures changes in our pricing, if any, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others and the impact that changes in foreign currency rates have on our pricing. For example, when a customer pays $49 for five images, we earn more revenue per download ($9.80 per download) than when a customer purchases a one-month subscription for $249 and downloads 100 images during the month ($2.49 per download). Revenue per download has increased over the last three years, almost entirely due to the change in product mix. During this period, pricing has remained relatively constant.
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
Basis of Presentation
Revenue
We record revenue net of credit card chargebacks and refunds. The majority of our revenue is generated through the licensing of creative content, and the majority of our licensing revenue is generated by sales through our e-commerce platform.

We generate revenue through our e-commerce platform from the sale of subscriptions that provide customers the flexibility of high-volume content subscriptions as well as a variety of other purchase options. Our subscriptions typically vary in length from one month to one year. In addition to sales through our e-commerce platform, we offer additional purchase options to enterprise customers, that can be tailored to meet our customers’ specific needs.
We typically receive the full amount of e-commerce purchases at the time of sale; however, revenue is recognized ratably over the course of a subscription period or as content is downloaded. Some of our larger custom and enterprise accounts are invoiced and pay us on credit terms. For certain of these accounts, we receive payment in installments over the course of an annual commitment.
We also generate revenue through webdam, which we acquired in March 2014. Webdam licenses digital asset management software services to marketing and creative teams and enterprise organizations through its cloud-based software platform. Software licensing fees are recognized ratably as revenue over the course of the contractual term, which is typically one year.
Our deferred revenue consists of amounts paid by customers for which revenue recognition criteria have not been met. For content revenue, deferred revenue is recognized as revenue when content is licensed or when the right to license content expires, and all other revenue recognition criteria have been met. For webdam, deferred revenue is recognized as revenue through passage of time and when all other revenue recognition criteria have been met.
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
Other Expense, Net.  Other expense consists of non-operating costs such as foreign currency transaction gains and losses, changes in fair value of contingent consideration related to acquisitions and interest income and expense. As of December 31, 2016, all contingent consideration has been recognized relating to the PremiumBeat acquisition. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.    We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income.

Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of December 31, 2016, we have not recorded any such valuation allowances.
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

	Year Ended December 31,
	2016	2015	2014

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$494,317	$425,149	$327,971
Operating expenses:
Cost of revenue	203,129	174,526	130,022
Sales and marketing	126,626	106,636	82,125
Product development	47,789	41,322	38,301
General and administrative	70,987	61,647	38,487
Total operating expenses	448,531	384,131	288,935
Income from operations	45,786	41,018	39,036
Other (expense) income, net	(1,289)	(6,746)	(859)
Income before income taxes	44,497	34,272	38,177
Provision for income taxes	11,869	14,720	16,088
Net income	$32,628	$19,552	$22,089
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	41%	41%	40%
Sales and marketing	26%	25%	25%
Product development	10%	10%	12%
General and administrative	14%	15%	12%
Total operating expenses	91%	90%	88%
Income from operations	9%	10%	12%
Other (expense) income, net	—%	(2)%	—%
Income before income taxes	9%	8%	12%
Provision for income taxes	2%	3%	5%
Net income	7%	5%	7%

Comparison of the Years Ended December 31, 2016 and December 31, 2015
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$494,317	$425,149	$69,168	16%
Operating expenses:
Cost of revenue	203,129	174,526	28,603	16
Sales and marketing	126,626	106,636	19,990	19
Product development	47,789	41,322	6,467	16
General and administrative	70,987	61,647	9,340	15
Total operating expenses	448,531	384,131	64,400	17
Income from operations	45,786	41,018	4,768	12
Other expense, net	(1,289)	(6,746)	5,457	*
Income before income taxes	44,497	34,272	10,225	30
Provision for income taxes	11,869	14,720	(2,851)	*
Net income	$32,628	$19,552	$13,076	67%
_______________________________________________________________________________
*    Not meaningful. See “—Other expense, net” and “—Income Taxes” below
Revenue
Revenue increased by $69.2 million, or 16%, to $494.3 million in 2016 as compared to 2015. Excluding the impact of foreign currency fluctuations, revenue increased 18% in 2016 compared to 2015. We continued to grow our customer base and undertake initiatives focused on broadening our subscriptions product offerings, which has resulted in increased customer utilization and provides customers an effective price per content download that is more economical at higher volumes. We believe these offerings will lead to a sustained customer engagement over longer periods. As a result of these initiatives, the increase in revenue during the year was primarily attributable to a 14% increase in the number of paid downloads, the acquisition of new customers and increased activity by our enterprise customers, which in turn has driven a modest increase in revenue per download as compared to the prior year. In 2016 and 2015, we delivered 167.9 million and 147.2 million paid downloads, respectively, and our revenue per download increased to $2.88 from $2.84, respectively.
In addition, revenue from North America increased by $31.4 million, or 19%, to $197.7 million in 2016 compared to 2015, revenue from Europe increased by $17.8 million, or 12%, to $161.9 million in 2016 compared to 2015, and revenue from the rest of the world increased $19.9 million, or 17%, to $134.8 million in 2016 compared to 2015.
Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $28.6 million, or 16%, to $203.1 million in 2016 as compared to 2015. Royalties increased $18.4 million, or 15%, which was in line with the increase in revenue and paid downloads during the period. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage, product mix and to a lesser extent due to the contributors’ achievement level of royalty target thresholds. Employee-related costs increased $2.6 million, or 16%, driven by increased headcount in customer service, content and website operations to support increased customer volume and a more robust website infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $4.0 million, or 23%, to $21.3 million in 2016 as compared to 2015.
Sales and Marketing.    Sales and marketing expenses increased by $20.0 million, or 19%, to $126.6 million in 2016 as compared to 2015. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $11.9 million, or 22%, in 2016 compared to 2015, as a result of increased spending on affiliate, search advertising and other new channels. We anticipate that our global advertising spend will continue to increase in absolute dollars for the foreseeable future, as we continue to expand into additional markets. Employee-related expenses, including travel and entertainment, increased by $6.2 million, or 14%, as compared to 2015, driven by an increase in sales and marketing headcount in 2016 to support our expansion into new markets and increased sales commissions as a result of growing revenue from our direct sales. We anticipate that our global sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new products and geographies as well as growth from new customers.
Product Development.    Product development expenses increased by $6.5 million, or 16%, to $47.8 million in 2016 as compared to 2015. Employee-related and consulting-related expenses, net of capitalized labor costs for the development of internal-use software, increased by $4.8 million, or 14%, as compared to 2015, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. We anticipate product development expenses to increase for the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.    General and administrative expenses increased by $9.3 million, or 15%, to $71.0 million in 2016 as compared to 2015. Depreciation and amortization expense increased by $3.9 million, or 51% to $11.6 million primarily due to the increased capital expenditures related to system infrastructure. Also included in general and administrative expenses in 2016 is a charge of $1.7 million related to a modification of terms of the PremiumBeat contingent consideration arrangement. The remaining increase in general and administrative expenses in 2016 compared to 2015 is attributable to various operating expenses associated with the overall growth in the Company’s business.
Other expense, net.   Other expenses generally include foreign currency gains and losses and changes in the fair value of contingent consideration related to the passage of time.  During 2016, nearly all of the $1.3 million other expenses related to the change in fair value of contingent consideration related to the acquisition of PremiumBeat. In 2015, other expenses included (i) $4.8 million of fair value changes in contingent consideration related to the acquisitions of PremiumBeat and webdam; and (ii) foreign currency losses of approximately $2.0 million, predominantly attributable to the weakening euro and British pound against the U.S. dollar. Foreign currency transaction gains and losses could fluctuate in future periods as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes.    Income tax expense decreased by $2.9 million to $11.9 million in 2016 as compared to 2015. Our effective tax rates for the years ended December 31, 2016 and 2015 were approximately 26.7% and 43.0%, respectively. We incurred discrete tax items, the net effect of which decreased the effective tax rate by 6.9% for the year ended December 31, 2016 and increased our effective tax rate by 0.8% for the year ended December 31, 2015. In 2016, we completed a study which determined the amount of the U.S. Research and Development (R&D) tax credit to which we were entitled for the years 2013-2015, which decreased the effective tax rate by 8.7% for 2016. The 2015 tax credit was reflected in the 2015 federal tax return filed in the third quarter of 2016 and the 2013 and 2014 tax credits will be reflected in an amended federal tax return. Excluding these discrete items, the effective rate would have been 33.6% and 42.2% for the years ended December 31, 2016 and 2015, respectively. The difference is primarily due to the use of R&D credits and the increase in pretax income in foreign jurisdictions with lower statutory tax rates. As part of our regular process, we plan to evaluate the availability and amount of the R&D credit for periods beyond 2016.

Comparison of the Years Ended December 31, 2015 and December 31, 2014
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2015	2014	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$425,149	$327,971	$97,178	30%
Operating expenses:
Cost of revenue	174,526	130,022	44,504	34
Sales and marketing	106,636	82,125	24,511	30
Product development	41,322	38,301	3,021	8
General and administrative	61,647	38,487	23,160	60
Total operating expenses	384,131	288,935	95,196	33
Income from operations	41,018	39,036	1,982	5
Other (expense)/income, net	(6,746)	(859)	(5,887)	*
Income before income taxes	34,272	38,177	(3,905)	(10)
Provision for income taxes	14,720	16,088	(1,368)	*
Net income	$19,552	$22,089	$(2,537)	(11)%
_______________________________________________________________________________
*    Not meaningful. See “—Other (expense)/income, net” and “—Income Taxes” below
Revenue
Revenue increased by $97.2 million, or 30%, to $425.1 million in 2015 as compared to 2014. Excluding the impact of foreign currency fluctuations, revenue increased 36% compared to 2014. This increase in revenue was primarily attributable to an increase in the number of paid downloads and an increase in revenue per download, as well as the impact from incremental sales related to our 2015 acquisitions of Rex Features and PremiumBeat, offset by the impact of foreign currency. In 2015 and 2014, we delivered 147.2 million and 125.9 million paid downloads, respectively, and our revenue per download increased to $2.84 from $2.58. Paid downloads increased primarily due to the activity of new customers.
In addition, revenue from North America increased by $44.3 million, or 36%, to $166.2 million in 2015 compared to 2014, revenue from Europe increase by $28.9 million, or 25%, to $144.1 million in 2015 compared to 2014, and revenue from the rest of the world increased $24.0 million, or 26%, to $114.8 million in 2015 compared to 2014.
Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $44.5 million, or 34%, to $174.5 million in 2015 as compared to 2014. Royalties increased $31.2 million, or 34%, due to of an increase in the number of downloads from existing and new customers. We anticipate royalties growing in line with revenues in the future, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and to a lesser extent the contributor’s achievement level of royalty target thresholds. Credit card charges increased $1.5 million, or 14%, driven by an increase in card volume activity in 2015. Employee-related costs increased $4.7 million, or 42%, driven by increased headcount in customer service, content and website operations to support increased customer volume and a more robust website infrastructure. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $5.8 million, or 51%, to $17.3 million in 2015 as compared to 2014.
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
General and Administrative.    General and administrative expenses increased by $23.2 million, or 60%, to $61.6 million in 2015 as compared to 2014. Employee-related expenses, excluding non-cash equity based compensation, increased by $7.7 million, or 71%, driven by an increase in headcount in finance, legal, human resources, information technology and business intelligence personnel to support the growth of our business and the infrastructure necessary to operate as a public company. Non-cash equity based compensation increased by $3.9 million, or 36%, to $14.9 million primarily due to equity awards granted as a result of the 2015 acquisitions and equity awards to both new and existing employees. The increase in employee-related expenses and non-cash equity-based compensation also included severance and equity acceleration costs associated with executive management. Depreciation expense increased by $4.2 million, or 118% primarily due to the amortization of intangible assets associated with our 2015 acquisitions, and professional fees and information technology costs increased by $2.6 million, or 56%, primarily due to increased outside and transactional services and the result of amortization of intangible assets associated with recent acquisitions.
Other (expense)/income, net.    Other expense, net was $6.7 million in 2015 as compared to $0.9 million in 2014. Other expense, net includes the change in the fair value of the contingent consideration related to the acquisitions of PremiumBeat and webdam, which was approximately $4.8 million in 2015 and $0.2 million in 2014. Also included is foreign currency expenses, which were $1.2 million in 2015 as compared to $0.7 million in 2014. The increase in foreign currency expenses was primarily related to weakening euro and British pound against the U.S. dollar.
Income Taxes.    Income tax expense decreased by $1.4 million to $14.7 million for 2015 as compared to 2014. Our effective tax rates for the years ended December 31, 2015 and 2014 were approximately 43.0% and 42.1%, respectively. During the years ended December 31, 2015 and 2014, we incurred a discrete tax expense related primarily to a change in state and local tax rates and our state apportionment percentage, which increased our effective tax rate by 0.8% and 1.4%, respectively. Excluding these discrete items, the effective rate would have been 42.2% and 40.7% for the years ended December 31, 2015 and 2014, respectively.
Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents of $224.2 million, which primarily consisted of checking accounts and money market mutual funds. Additionally, we held short-term investments in the amount of $55.0 million, all of which mature in 90 days or less. Since inception, we have financed our operations primarily through cash flow generated from operations.
Historically, our principal uses of cash have been funding our operations, capital expenditures and content acquisition. We plan to finance our operations and capital expenses largely through cash generated by our operations. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.
Share Repurchase Program
In October 2015, our board of directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $100 million of our common stock. As of December 31, 2016, we had repurchased approximately 2,110,000 shares of our common stock under the share repurchase program at an average per-share cost of $36.76, of which $2.5 million has not been paid and is included in accrued expenses as of December 31, 2016. As of December 31, 2016, we have $22.5 million remaining for purchases under this program.
In February 2017, our board of directors approved an increase to the share repurchase program, pursuant to which we are authorized to repurchase up to an additional $100 million of our outstanding common stock. We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our share repurchase program is subject to us having available cash to fund repurchases. Under this program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.

Share-Based Compensation
Effective October 1, 2016, we implemented a practice of net share settlement upon the vesting of restricted stock units (“RSUs”) to cover any required withholding taxes by retaining the number of shares with a value equal to the amount of the tax and remitting an equal amount of cash to the appropriate taxing authorities, rather than our previous approach of requiring employees to sell a portion of the shares that they receive upon vesting to fund the required withholding taxes (“sell-to-cover”). The net share settlement approach will increase our cash outflows compared to the cash outflows under the sell-to-cover approach. In addition, as compared to the sell-to-cover approach, net share settlement will result in fewer shares being issued into the market as employees’ RSUs vest, thereby reducing the dilutive impact of our share-based compensation programs on shareholders.
As of December 31, 2016, shares with an aggregate value of $1.0 million have been withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.
Capital Commitments
On October 20, 2016, we entered into a multi-part transaction (the “Transaction”) with a third-party contributor (the “Transaction Party”). The Transaction included three primary components: (a) a revolving credit facility pursuant to which we would be obligated to lend up to $4.6 million (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires that the Transaction Party make quarterly payments of principal to us beginning on the fourth anniversary of the Facility. The Facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) we will be the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) we, at our option, may acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer with respect to the Transaction Party at any time until the fifth anniversary of the Facility. Borrowings under the Facility may be made upon request of the Transaction Party at any time, and satisfaction of such requests will increase our cash outflows.
As of December 31, 2016, the Transaction Party has made no borrowings under the Facility and the entire amount of the Facility is available to be borrowed upon request.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure.  In April 2016, we paid the full amount of the contingent purchase price for webdam of approximately $4.0 million, and expect to pay $10.0 million related to the contingent purchase price for PremiumBeat during the first quarter of 2017.
See Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our existing capital commitments as of December 31, 2016.
Historical Trends
The following table summarizes our cash flow data for 2016, 2015 and 2014, respectively.

	Year Ended December 31,
	2016	2015	2014
		(in thousands)
Net cash provided by operating activities	$101,148	$85,331	$82,859
Net cash used in investing activities	$(57,192)	$(71,846)	$(29,013)
Net cash (used in)/provided by financing activities(1)	$(53,535)	$(4,061)	$24,943
_______________________________________________________________________________

(1)	Includes repurchase of common stock under the share repurchase program for the years ended December 31, 2016 and 2015. No distributions or dividends have been paid during the periods presented.

Cash Flows
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. The majority of our revenue is generated from credit card transactions and is typically settled within one to five business days. Our primary uses of cash for operating activities are for the payment of royalties to content contributors, employee-related expenditures and the payment of other operating expenses incurred in the ordinary course of business.
Net cash provided by operating activities was $101.1 million in 2016 compared to $85.3 million in 2015, for an increase of $15.8 million, or 19%. This increase is primarily attributable to our growth in revenues, offset by increases in: (i) contributor royalty payments due to increased paid downloads; (ii) employee cash-based compensation resulting from increased headcount; and (iii) other operating expenses.
In 2015, net cash provided by operating activities was $85.3 million compared to $82.9 million in 2014, for an increase of $2.5 million, or 3%. This increase is directly attributable to our increase in revenues, offset by an increase in contributor royalty payments, employee costs and other operating expenses.
Investing Activities
Our investing activities have consisted primarily of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of software and website development costs, investing in short-term investments and acquisitions. Cash used in investing activities totaled $57.2 million, $71.8 million and $29.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Capital expenditures and content acquisition were $40.0 million and $8.0 million in 2016, $14.0 million and $3.0 million in 2015 and $18.0 million and $721,000 in 2014, respectively. Capital expenditures include software and equipment related to our data centers, as well as capitalization of leasehold improvements and software and website development costs. The increase in capital expenditures in 2016 is primarily attributable to our internally developed software. The Company has invested significantly in product development and hosting infrastructure to enhance our customer experience and increase the efficiency with which we deploy new products and features. Investing cash outflows also include the purchase of investments, net of sales, of approximately $8.3 million, $7.8 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. During 2015 and 2014, we also paid approximately $62.4 million and $10.0 million, respectively, net of cash acquired for the acquisitions of PremiumBeat and Rex in 2015 and webdam in 2014.
Financing Activities
Our financing activities have consisted primarily of proceeds from equity offerings, stock-based compensation plans and the repurchase of common stock under our share repurchase program. Cash used in financing activities totaled $53.5 million and $4.1 million for the years ended December 31, 2016 and 2015, respectively, and cash provided by financing activities totaled $24.9 million for the year ended December 31, 2014.
Cash provided by financing activities included proceeds from the issuance of common stock in connection with stock-based compensation awards, net of amounts withheld to cover employee tax obligations of $9.5 million, $9.1 million and $11.8 million and a corresponding excess tax shortfall of $0.4 million for the year ended December 31, 2016 and excess tax benefit of $1.7 million and $13.1 million for the years ended December 31, 2015 and 2014, respectively. During 2016 and 2015, we paid $60.2 million and $14.8 million, respectively, in connection with the repurchase of common stock under our share repurchase program.

Contractual Obligations and Commitments
We lease office facilities under operating lease agreements that expire on various dates between 2017 and 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our office and co-location facilities as our revenue and customer base continue to grow and diversify. We do not anticipate any difficulties in renewing those leases and co-location agreements that expire within the next several years and that we currently plan to renew, or in leasing other space or hosting facilities, if required. Our future minimum payments under non-cancelable operating leases and purchase obligations are as follows as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$90,586	$7,409	$14,202	$13,055	$55,920
Contingent consideration liability(1)	10,000	10,000	—	—	—
Purchase obligations	40,570	12,626	20,811	7,133	—
Total	$141,156	$30,035	$35,013	$20,188	$55,920
_______________________________________________________________________________
(1)Amount represents contingent consideration obligation, including accretion, related to the PremiumBeat acquisition.
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which we amended in January 2016 and which we refer to as the ESB Lease. As amended, the ESB Lease will expire in 2029, and remaining future minimum lease payments are approximately $82.9 million. We also increased the total amount of our letter of credit, which serves as a security deposit for the leased facility, to $2.6 million in connection with the January 2016 amendment. The letter of credit is collateralized by a corresponding amount of cash as of December 31, 2016, and as such is reported as restricted cash as a component of other assets on the consolidated balance sheet as of December 31, 2016.
We also enter into license agreements under which we agree to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements for damages directly attributable to a breach by us. We are not responsible for any damages, costs, or losses to the extent such damages or losses arise as a result of the modifications made by the customer, or the context in which an image is used. Our license agreements entered into with customers limit our indemnification obligations at amounts ranging from $10,000 to $250,000, with certain exceptions for which our indemnification obligations are uncapped. We have experienced nominal losses to date as a result of the indemnification we offer and, as such, our reserves for indemnification-related losses are also nominal. We believe that we have the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, credit card chargeback and sales refund reserve, stock-based compensation, accounting for non-income and income taxes, goodwill and intangible assets and advertising costs have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue Recognition
We record revenue net of credit card chargebacks and refunds. The majority of our revenue is generated from the license of digital content. Digital content licenses are generally purchased as part of a subscription, whereby a customer may license a high volume of content over a specific period of time, or on-demand, whereby a customer may license a fixed volume of content for a fixed price. We also generate revenue from licensing hosted software services through webdam’s cloud-based tools for businesses which are purchased as part of a subscription.
We recognize revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. We consider persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred over the ratable passage of time or upon the download of licensed content, as determined by the type of customer plan purchased. Collectability is reasonably assured. A large amount of our customers purchase products by making electronic payments at the time of a transaction with a credit card. We establish an allowance for credit card chargebacks and a sales refund reserve based on factors surrounding historical chargeback trends, historical sales refund trends and other information. Collectability is assessed for customers who pay on credit, based on a credit evaluation for certain new customers and transaction history with existing customers and we establish an allowance for doubtful accounts based on this assessment.
We offer content subscription plans which range in length from 30 days to one year, and we recognize revenue from these plans on a gross basis (gross of contributor royalties) since we are the primary obligor in the arrangement, have control in establishing the product’s price, perform a detailed review of the digital imagery before accepting it into our collection to ensure it is of high quality before it may be purchased by our customers, can reject contributor’s images in our sole discretion, and have credit risk.
We license digital content to customers through third-party resellers as a way to access customers in markets where we do not have a significant sales and marketing presence. Third-party resellers sell our products directly to end-user customers and remit a fixed amount to us based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. Accordingly, we recognize revenue net of reseller commissions in accordance with the type of plan sold.
Any customer payments received in advance of revenue recognition is recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms.
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable consist of customer obligations due under normal trade terms, carried at their fair value less an allowance for doubtful accounts, if required. We determine our allowance for doubtful accounts based on an evaluation of the aging of our accounts receivable and on a customer-by-customer basis where appropriate. Our reserve analysis contemplates our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. As of December 31, 2016 and 2015, we had an allowance for doubtful accounts of $5.5 million and $3.8 million, respectively. Increases in our allowance for doubtful accounts are primarily attributable to increases in our gross accounts receivable as a result of increased sales, deterioration of the aging of our receivables, and specific customer situations arising during the year.
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
Acquisitions
Business combinations are recorded at fair value and allocated to the assets acquired and liabilities assumed in the transaction. Fair values are based on the exit price (i.e., the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected future cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit price when evaluating the fair value of our assets. Other assets and liabilities acquired in a business combination are recorded based on the fair value of the assets acquired and liabilities assumed at acquisition date. Changes to these factors could affect the measurement and allocation of fair value.
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
Interest Rate Fluctuation Risk
Our investments include cash, cash equivalents and short-term investments, which consist of commercial paper. Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash, cash equivalents and short-term investments have a maximum term of 90 days, our portfolio’s fair value is not particularly sensitive to interest rate changes.
We did not have any long-term borrowings as of December 31, 2016.

Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 33%, 31% and 33% in 2016, 2015 and 2014, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar. However, changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Based on our foreign currency denominated revenue for 2016, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
We have established foreign subsidiaries in various countries and have concluded their functional currency is the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. During each of 2016, 2015 and 2014, our foreign currency transaction net losses were $1.0 million, $2.6 million and $0.9 million, respectively. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.
Our historical revenue by currency is as follows (in thousands):

	Year Ended December 31,
	2016		2015		2014
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$81,406	€73,580	$62,273	€56,112	$58,623	€44,180
British pounds	46,129	£34,150	44,405	£29,053	26,724	£16,229
All other non-U.S. currencies(1)	33,993		26,352		22,151
Total foreign currency	161,528		133,030		107,498

U.S. dollar	332,790		292,119		220,473
Total revenue	$494,318		$425,149		$327,971

(1)	Includes no single currency which was greater than 5% of total revenue for any of the periods presented
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
Item 8.    Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-2 through F-31 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed our internal control over financial reporting as of December 31, 2016. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which appears in Part II, Item 8 of the Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2016.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. The Code of Business Conduct and Ethics is available on our investor relations website (investor.shutterstock.com) in the “Corporate Governance” section. We will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
Item 14.    Principal Accounting Fees And Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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
Item 16.    Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterstock, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Shutterstock, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2017

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$224,190	$241,304
Short-term investments	54,972	47,078
Accounts receivable, net	38,107	28,464
Prepaid expenses and other current assets	22,569	11,713
Total current assets	339,838	328,559
Property and equipment, net	56,101	32,094
Intangible assets, net	30,157	29,781
Goodwill	49,271	50,934
Deferred tax assets, net	23,013	25,807
Other assets	3,398	1,946
Total assets	$501,778	$469,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,305	$6,816
Accrued expenses	41,106	30,696
Contributor royalties payable	20,473	17,822
Deferred revenue	122,235	98,239
Other liabilities	12,378	7,211
Total current liabilities	203,497	160,784
Deferred tax liability, net	2,147	3,778
Other non-current liabilities	9,438	15,994
Total liabilities	215,082	180,556
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 36,926 and 36,146 shares issued and 34,816 and 35,686 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	369	361
Additional paid-in capital	251,890	213,851
Treasury stock, at cost; 2,110 and 460 shares as of December 31, 2016 and December 31, 2015, respectively	(77,567)	(15,635)
Accumulated other comprehensive loss	(17,061)	(6,449)
Retained earnings	129,065	96,437
Total stockholders’ equity	286,696	288,565
Total liabilities and stockholders’ equity	$501,778	$469,121

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$494,317	$425,149	$327,971
Operating expenses:
Cost of revenue	203,129	174,526	130,022
Sales and marketing	126,626	106,636	82,125
Product development	47,789	41,322	38,301
General and administrative	70,987	61,647	38,487
Total operating expenses	448,531	384,131	288,935
Income from operations	45,786	41,018	39,036
Other (expense) income, net	(1,289)	(6,746)	(859)
Income before income taxes	44,497	34,272	38,177
Provision for income taxes	11,869	14,720	16,088
Net income	$32,628	$19,552	$22,089
Less:
Undistributed earnings to participating stockholder	—	2	42
Net income available to common stockholders	$32,628	$19,550	$22,047
Net income per common share available to common stockholders:
Basic	$0.93	$0.54	$0.63
Diluted	$0.91	$0.54	$0.61
Weighted average common shares outstanding:
Basic	35,114	35,880	35,235
Diluted	35,861	36,319	35,913

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$32,628	$19,552	$22,089
Foreign currency translation (loss) gain	(10,612)	(5,861)	(670)
Unrealized gain on investments	—	41	32
Other comprehensive (loss) income	(10,612)	(5,820)	(638)
Comprehensive income	$22,016	$13,732	$21,451
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2014	35,071	$351	—	$—	$127,443	$9	$54,796	$182,599
Equity-based compensation	—	—	—	—	22,440	—	—	22,440
Issuance of common stock in connection with employee stock option exercises	493	5	—	—	9,677	—	—	9,682
Issuance of common stock in connection with employee stock purchase plan	38	—	—	—	2,124	—	—	2,124
Tax effect from exercise of employee stock options	—	—	—	—	13,137	—	—	13,137
Other comprehensive income (loss)	—	—	—	—	—	(638)	—	(638)
Net income	—	—	—	—	—	—	22,089	22,089
Balance at December 31, 2014	35,602	356	—	—	174,821	(629)	76,885	251,433
Equity-based compensation	—	—	—	—	28,280	—	—	28,280
Issuance of common stock in connection with employee stock option exercises and RSU vesting	533	5	—	—	7,197	—	—	7,202
Issuance of common stock in connection with employee stock purchase plan	46	—	—	—	1,868	—	—	1,868
Tax effect from employee stock option exercises and RSU vesting	—	—	—	—	1,685	—	—	1,685
Retirement of restricted shares	(35)	—	—	—	—	—	—	—
Repurchase of Treasury Shares	—	—	460	(15,635)	—	—	—	(15,635)
Other comprehensive income (loss)	—	—	—	—	—	(5,820)	—	(5,820)
Net income	—	—	—	—	—	—	19,552	19,552
Balance at December 31, 2015	36,146	361	460	(15,635)	213,851	(6,449)	96,437	288,565
Equity-based compensation	—	—	—	—	28,987	—	—	28,987
Issuance of common stock in connection with employee stock option exercises and RSU vesting	745	7	—	—	8,707	—	—	8,714
Common stock withheld for the settlement of taxes related to RSU vesting	(18)	—	—	—	(1,032)	—	—	(1,032)
Issuance of common stock in connection with employee stock purchase plan	54	1	—	—	1,802	—	—	1,803
Tax effect from employee stock option exercises and RSU vesting	—	—	—	—	(425)	—	—	(425)
Repurchase of Treasury Shares	—	—	1,650	(61,932)	—	—	—	(61,932)
Other comprehensive income (loss)	—	—	—	—	—	(10,612)	—	(10,612)
Net income	—	—	—	—	—	—	32,628	32,628
Balance at December 31, 2016	36,926	$369	2,110	$(77,567)	$251,890	$(17,061)	$129,065	$286,696
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,628	$19,552	$22,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,946	14,841	7,917
Write-off of property and equipment	—	—	367
Deferred taxes	1,767	(4,840)	(4,897)
Non-cash equity-based compensation	28,080	28,860	23,768
Change in fair value of contingent consideration	2,925	4,770	200
Settlement of contingent consideration liability in excess of acquisition-date fair value	(1,640)	—	—
Tax effect from exercise/vesting of equity awards, net	425	(1,685)	(13,137)
Bad debt reserve	2,992	3,175	565
Chargeback and sales refund reserves	(30)	(222)	235
Changes in operating assets and liabilities:
Accounts receivable	(13,232)	(11,072)	(10,149)
Prepaid expenses and other current and non-current assets	(2,412)	3,366	20,490
Accounts payable and other current and non-current liabilities	10,784	2,244	9,961
Contributor royalties payable	3,118	2,904	2,753
Income taxes payable, net	(9,172)	862	91
Deferred revenue	24,969	22,576	22,606
Net cash provided by operating activities	$101,148	$85,331	$82,859
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39,959)	(14,003)	(17,950)
Investment (purchases)/sales, net	(8,333)	7,805	(383)
Acquisitions of businesses, net of cash acquired	—	(62,379)	(10,056)
Acquisition of digital content	(8,045)	(2,981)	(721)
Security deposit (payment)/receipt	(855)	(288)	97
Net cash used in investing activities	$(57,192)	$(71,846)	$(29,013)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	8,711	7,197	9,682
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,803	1,868	2,124
Cash paid related to settlement of employee taxes related to RSU vesting	(1,032)	—	—
Settlement of contingent consideration liability	(2,360)	—	—
Tax effect from exercise/vesting of equity awards, net	(425)	1,685	13,137
Repurchase of treasury shares	(60,232)	(14,811)	—
Net cash (used in) provided by financing activities	$(53,535)	$(4,061)	$24,943
Effect of foreign exchange rate changes on cash	(7,535)	(1,573)	(691)
Net increase (decrease) in cash and cash equivalents	(17,114)	7,851	78,098
Cash and cash equivalents—Beginning	241,304	233,453	155,355
Cash and cash equivalents—Ending	$224,190	$241,304	$233,453
Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$19,186	$14,481	$254

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies
Description of Business
Shutterstock (the “Company” or “Shutterstock”) is a global technology company that has created a two-sided marketplace for creative professionals to license content. The Company’s library of creative content includes: (a) digital imagery, which consists of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, which consists of high-quality music tracks and sound effects, and is often used to complement digital imagery. The Company licenses creative content to its customers. Contributors upload their creative content to the Company’s websites in exchange for royalty payments based on customer download activity. The Company also offers digital asset management services through its cloud-based digital asset management platform. This service provides tools for customers to better manage creative content and brand management assets.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the amounts reported and disclosed in the financial statements. Actual results could differ from those estimates. Such estimates include, but are not limited to, the determination of the allowance for doubtful accounts, the assessment of recoverability of property and equipment, the fair value of acquired goodwill and intangible assets, the grant-date fair value of non-cash equity-based compensation, the assessment of recoverability of deferred tax assets and the measurement of certain contingent non-income tax liabilities.
Concentration of Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable balances. Cash and cash equivalents and short-term investments are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such deposits.
The majority of the Company’s revenues are derived from customers who license content using electronic payments at the time of a transaction. The Company’s accounts receivable are primarily from enterprise customers who require invoicing. The Company performs initial and ongoing credit reviews on these customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. As of December 31, 2016 and 2015, no single customer accounted for or exceeded 10% of accounts receivable.
Additionally, no single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2016, 2015 or 2014.
Cash and Cash Equivalents
Cash consists primarily of cash on hand and deposits with banks. Cash equivalents consist primarily of money market accounts and are stated at cost.
Short-Term Investments
Short-term investments consist of commercial paper with maturities of 90 days or less at the date of purchase and are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of other accumulated comprehensive (loss)/income in stockholders’ equity and in the consolidated

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements of comprehensive income, while realized gains and losses, and other-than-temporary impairments, if any, are reported as a component of net income. For the periods presented, realized and unrealized gains and losses on short-term investments were not material.
Fair Value Measurements
The Company records its financial assets and liabilities at fair value. Fair value is determined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. Fair value is estimated by applying inputs which are classified into the following levels of a three-tier hierarchy as follows: Level 1 - quoted prices (unadjusted) in active markets for identical assets of liabilities; Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
Restricted Cash
The Company’s restricted cash relates to amounts held by the Company’s bank to collateralize letters of credit which are pledged as security deposits for leased office locations. As of December 31, 2016 and 2015, the Company had restricted cash of $2.6 million and $1.8 million, respectively, recorded in other assets that relates to the lease for its corporate headquarters in New York City.
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of period	$3,768	$1,031	$625
Add: bad debt expense	2,992	3,175	565
Less: write-offs, net of recoveries and other adjustments	(1,265)	(438)	(159)
Balance, end of period	$5,495	$3,768	$1,031
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Generally, the useful lives are as follows:

Equipment	3 years
Furniture and fixtures	7 years
Software	3 years
Leasehold improvements	Shorter of expected useful life or lease term
Capitalized Internal Use Software
The Company capitalizes the qualifying costs of computer software developed for internal use, which are incurred during the application development stage, and amortizes them over the software’s estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company’s products are expensed as incurred. The amounts capitalized include employee’s payroll and payroll-related costs directly associated with the development activities as well as external

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

direct costs of services used in developing internal-use software. The Company’s policy is to amortize capitalized costs using the straight-line method over the estimated useful life, which is currently three years, beginning when the software is substantially complete and ready for its intended use.
Impairment of Long-Lived Assets
Long-lived assets, inclusive of definite useful life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges in 2016, 2015 or 2014.
Goodwill and Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to the Company’s reporting units, for the purposes of preparing our impairment analysis, based on a specific identification basis. Since inception through December 31, 2016, the Company did not have any goodwill or indefinite lived intangible asset impairment.
Revenue Recognition
The Company records revenue net of credit card chargebacks and refunds. The majority of the Company’s revenue is generated from the license of digital content. Digital content licenses are generally purchased as part of a subscription, whereby a customer may license a high volume of content over a specific period of time, or on-demand, whereby a customer may license a fixed volume of content for a fixed price. The Company also generates revenue from licensing hosted software services through webdam’s cloud-based tools for businesses which are purchased as part of a subscription.
The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery is considered to have occurred over the ratable passage of time or upon the download of licensed content, as determined by the type of customer plan purchased. Collectability is reasonably assured. A large amount of our customers purchase products by making electronic payments at the time of a transaction with a credit card. The Company establishes an allowance for credit card chargebacks and a sales refund reserve based on factors surrounding historical chargeback trends, historical sales refund trends and other information. As of December 31, 2016 and 2015, the Company has recorded an allowance for chargebacks and sales refunds of $0.6 million and $0.7 million, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on terms allowing for payment beyond the date at which service commences, based on a credit evaluation for certain new customers and transaction history with existing customers and we establish an allowance for doubtful accounts based on this assessment.
The Company offers content subscription plans which range in length from thirty days to one year, and recognizes revenue from these plans on a gross basis (gross of contributor royalties) since the Company is the primary obligor in the arrangement, has control in establishing the product’s price, performs a detailed review of the digital imagery before accepting it into its collection to ensure it is of high quality before it may be purchased by the customers, can reject contributor’s images in its sole discretion, and has credit risk.
The Company licenses digital content to customers through third-party resellers as a way to access customers in markets where the Company does not have a significant sales and marketing presence. Third-party resellers sell the Company’s products directly to end-user customers and remit a fixed amount to the Company based on the type of plan sold. The terms of the reseller program indicate that the third party reseller is the primary obligor to the end-user customer and bears the risks and

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rewards as principal in the transaction. Accordingly, the Company recognizes revenue net of reseller commissions in accordance with the type of plan sold.
Any customer payments received in advance of revenue recognition is recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms.
Cost of Revenue
The Company’s cost of revenue includes contributor royalties, credit card processing fees, content reviewer expenses, hosting and bandwidth expenses, content personnel salaries, non-cash equity-based compensation, amortization of content and technology intangible assets, and depreciation of network equipment, which are the direct costs related to providing content and service to customers. Additionally, the Company includes an allocation of overhead costs primarily related to payroll, insurance, and facilities expenses based on headcount.
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period a customer download occurs and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid weekly or monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2016, 2015 and 2014, the Company deferred $5.5 million, $3.9 million and $1.6 million, respectively, in royalty advances and amortized $5.0 million, $2.7 million and $3.1 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2016 and 2015, the Company has deferred contributor royalties of $2.7 million and $3.2 million, respectively, which is included in prepaid expenses and other current assets.
Internal sales commissions are generally paid in the month following collection or invoicing of the commissioned receivable and is reported in sales and marketing expense. Internal sales commissions are deferred and recognized over the expected future revenue stream which is generally up to 12 months. For the years ended December 31, 2016, 2015 and 2014, the Company deferred $4.5 million, $5.5 million and $3.0 million, respectively, and amortized $4.7 million, $4.5 million and $2.7 million, respectively, in internal sales commission expense which is included in sales and marketing expense. As of December 31, 2016 and 2015, the Company has deferred internal sales commission of $1.5 million and $1.7 million, respectively, which is included in prepaid expenses and other current assets.
Product Development
The Company expenses product development costs as incurred, except for costs that are capitalized for certain internal software development projects. Product development costs are primarily comprised of development personnel salaries, non-cash equity-based compensation, equipment costs as well as allocated occupancy costs and related overhead.
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $64.9 million, $53.0 million and $43.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in sales and marketing expense.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of December 31, 2016, the Company had deferred rent of $8.6 million, which is included in other non-current liabilities. As of December 31, 2015, the Company had deferred rent of $8.0 million, of which $0.7 million is included in other liabilities and $7.3 million is included in other non-current liabilities.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company uses the Black Scholes option pricing model, the closing price of the Company’s common stock on the date of grant, and the Monte Carlo simulation model, if the award has a market condition, to determine the fair value of stock options and restricted stock units (“RSUs”), respectively, granted pursuant to the Value Appreciation Rights Plan (“VAR Plan”), or the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) and stock purchased pursuant to the 2012 Employee Stock Purchase Plan (“2012 ESPP”), which are discussed further in Note 10, Equity-Based Compensation.
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

•
Expected Term.  The expected term is estimated using the simplified method allowed under Securities and Exchange Commission (“SEC”) guidance. In certain cases for market based awards, the Company’s expected term is based on a combination of historical data and estimates of the period of time the award will be outstanding.

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Income Taxes
The Company’s income tax expense includes U.S. (federal and state) and foreign income taxes. Except as required under U.S. tax laws, the Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that have not been previously taxed since the Company intends to invest such undistributed earnings indefinitely outside of the U.S. If the Company’s intention changes or if these funds are needed for U.S. operations, the Company would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and the Company’s effective tax rate would be adversely affected.
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
Other Non-income Taxes
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock
The Company accounts for treasury stock under the cost method and is included as a component of stockholders’ equity. Treasury stock held by the Company may be reissued in the future. The Company’s policy is to account for reissued shares as a reduction of Treasury stock on a first-in, first-out basis.
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
Reportable Segments
For the year ended December 31, 2016, the Company has identified two operating segments, one of which has been determined to be the Company’s primary reportable business segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The non-reportable segment classified in the Other Category includes the Company’s digital asset management operating segment, which fails to meet the quantitative or qualitative thresholds for separate segment reporting.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the respective local currency. Monetary assets and liabilities that are denominated in currencies other than each entity’s functional currency are remeasured into the functional currency at the period-end exchange rates and result in transactional gains and losses. During 2016, 2015 and 2014, the Company’s foreign currency transactional losses were $1.0 million, $2.6 million and $0.9 million, respectively. Translation adjustments resulting from converting the foreign subsidiaries financial statements into U.S. dollars using the period-end exchange rates for balance sheet accounts and the period average exchange rate for the statement of operations are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Recently Adopted Accounting Standard Updates
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, and any related valuation allowance, be classified as non-current on the balance sheet. This guidance is effective, on either a prospective or retrospective basis, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, although early adoption is permitted. The Company early adopted this standard retrospectively in 2016, and reclassified $7.1 million of current deferred tax assets to non-current deferred tax assets as of December 31, 2015
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides clarification and reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and should be applied retrospectively, with early adoption permitted. The Company early adopted this standard retrospectively in 2016, and such adoption had no impact on previously reported cash flows, financial position, or results of operations.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standard Updates
In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business. ASU 2017-01 provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Adoption of the new guidance is required, prospectively, for fiscal years beginning after December 15, 2017, and early adoption is permitted with respect to transactions which take place and are first reported after the issuance of the new accounting standard and before the effective date. The Company anticipates that the impact of adoption of this guidance will not be material to its financial position or results of operations.
In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash, which requires entities to present restricted cash with cash and cash equivalents on the statement of cash flows when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Adoption of this guidance is required, prospectively, for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-19 changes how companies account for certain aspects of share-based payment awards to employees, including the requirement for all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense, providing the Company an accounting policy election to either recognize forfeitures as they occur or record an estimate, and requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. ASU 2016-09 is effective for the Company on January 1, 2017. The Company is unable to estimate the impact of this ASU as it is dependent upon the future price of the Company’s common stock, forfeitures, and timing of stock-option exercises.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and can be applied using a modified retrospective approach for all leases entered into before the effective date. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, and its related amendments, provides a unified model to determine when and how revenue is recognized and requires certain additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from customers. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This new guidance may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company expects to adopt this guidance in the first quarter of fiscal 2018 and apply the modified retrospective approach. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities (in thousands):

	As of December 31, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,623	$81,623	$—	$—
Commercial paper	54,972	—	54,972
Total assets measured at fair value	$136,595	$81,623	$54,972	$—
Liabilities:
Acquisition related contingent consideration	$10,000	$—	$—	$10,000
Total liabilities measured at fair value	$10,000	$—	$—	$10,000

	As of December 31, 2015
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$89,153	$89,153	$—	$—
Commercial paper	47,078	—	47,078	—
Total assets measured at fair value	$136,231	$89,153	$47,078	$—
Liabilities:
Acquisition related contingent consideration	$11,075	$—	$—	$11,075
Total liabilities measured at fair value	$11,075	$—	$—	$11,075
Money Market Accounts
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date.
Commercial Paper
The Company’s short-term investments consist of commercial paper with original maturity dates of 90 days or less. Commercial paper is classified as a level 2 measurement based on quoted market prices for identical assets, which are subject to infrequent transactions.
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
As of December 31, 2015, the settlement amount of the contingent consideration related to the Company’s acquisition of webdam was determined to be $4.0 million and was included in other liabilities. No changes in fair value were recorded during the twelve months ended December 31, 2016. The contingent consideration of $4.0 million was paid in April 2016.
During the first quarter of 2016, the settlement amount of the contingent consideration related to the PremiumBeat acquisition was determined to be $10.0 million, which will be paid during 2017. As of December 31, 2016, the full value of the amount to be paid was included in other liabilities. As of December 31, 2015, the fair value of the contingent consideration was $7.1 million, and was included in other non-current liabilities.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the fair value of contingent consideration through December 31, 2016 are as follows (in thousands):

	Consolidated	Webdam(1)	PremiumBeat(2)
Balance at January 1, 2015	$2,560	$2,560	$—
Acquisition-related contingent consideration	3,745	—	3,745
Changes in fair value	4,770	1,440	3,330
Balance at December 31, 2015	11,075	4,000	7,075
Changes in fair value	2,925	—	2,925
Payments of contingent consideration	(4,000)	(4,000)	—
Balance at December 31, 2016	$10,000	$—	$10,000
______________________________________________________________________________

(1)	Included as a component of accrued expenses and other current liabilities as of December 31, 2015

(2)	Included as a component of accrued expenses and other current liabilities as of December 31, 2016 and included as a component of other long-term liabilities as of December 31, 2015.
Cash, accounts receivable, restricted cash, accounts payable and accrued expenses carrying amounts approximate fair value because of the short-term nature of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.

(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$63,711	$37,502
Furniture and fixtures	3,434	2,933
Leasehold improvements	20,944	14,471
Property and equipment	88,089	54,906
Less: accumulated depreciation	(31,988)	(22,812)
Property and equipment, net	$56,101	$32,094
Depreciation and amortization expense related to property and equipment amounted to $14.9 million, $10.1 million and $7.4 million, for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. In connection with its move to its new headquarters, the Company recorded a loss on disposal of certain fixed assets in the amount of $0.4 million for the year ended December 31, 2014. There was no loss on disposal for the years ended December 31, 2016 and 2015.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $20.0 million, $3.3 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. During 2016, the Company invested significantly in its product development and hosting infrastructure to enhance its customer experience and increase the efficiency with which management deploys new products and features.
The portion of total depreciation expense related to capitalized internal-use software was $3.6 million, $0.6 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016 and December 31, 2015, the Company had capitalized internal-use software of $20.3 million and $3.9 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(4) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, webdam, Music and Editorial reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock, Music and Editorial are included in the Company’s Content Business reporting segment while webdam is included in the non-reportable Other Category. The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments for the periods ended December 31, 2016 and 2014 (in thousands):

	Content Business	Other Category	Consolidated
Balance as of December 31, 2015	$42,171	$8,763	$50,934
Foreign currency translation adjustment	(1,663)	—	(1,663)
Balance as of December 31, 2016	$40,508	$8,763	$49,271
Intangible Assets
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016				As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$16,712	$(4,344)	$12,368	9	$19,523	$(3,089)	$16,434
Trade name	6,677	(2,030)	4,647	7	7,111	(1,188)	5,923
Developed technology	3,224	(1,934)	1,290	4	3,734	(1,129)	2,605
Contributor content	12,958	(1,386)	11,572	11	5,138	(567)	4,571
Patents	227	(52)	175	18	193	(40)	153
Domain name	160	(55)	105	12	120	(25)	95
Total	$39,958	$(9,801)	$30,157		$35,819	$(6,038)	$29,781
Amortization expense related to the intangible assets was $5.1 million, $4.7 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $5.3 million in 2017, $4.5 million in 2018, $4.3 million in 2019, $3.7 million in 2020, $3.3 million in 2021 and $9.0 million thereafter.
The Company performed its annual goodwill assessment as October 1, 2015 and concluded that the fair value of its reporting units were greater than their carrying amounts, and therefore no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment on its Bigstock, Music and webdam reporting units to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For its Editorial reporting unit, the Company performed a quantitative assessment utilizing the income and market approach. The assessments performed concluded that the fair value of the reporting unit was in excess of its carrying value. The key assumption that impacts the quantitative assessment is the expected future cash flows. The Company’s discounted cash flow analysis factors in assumptions on revenue and expense growth rates. These estimates are based on the Company’s historical experience and projections of future activity, factoring in customer demand and a cost structure necessary to achieve related revenue. Additionally, the discounted cash flow analysis factors in expected amounts of working capital and weighted cost of capital. Changes to the Company’s critical assumptions could have an effect on the estimated fair value of the Editorial reporting units. A hypothetical decrease of 10% in the expected annual cash flows, with all other assumptions unchanged,

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would have decreased the fair value of the reporting units by approximately 8%, but would not have resulted in the fair value being lower than the carrying amount.
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

(5) Acquisition Activity
Acquisition Activity in 2016
The Picture Desk Limited
On September 1, 2016, the Company acquired content assets and intellectual property of The Picture Desk Limited, which includes over 700,000 images from two image collections: The Art Archive and The Kobal Collection, pursuant to an asset purchase agreement.  The total purchase price consisted of a cash payment of $3.9 million including transaction costs, which has been recorded as an addition to intangible assets, of which $3.6 million has been recorded under contributor content with an estimated useful life of 15 years, and the remainder has been recorded under trade name with an estimated useful life of 7 years.
Acquisition Activity in 2015
Rex Features (Holdings) Limited
On January 19, 2015, the Company acquired all of the shares of Rex Features (Holdings) Limited (“Rex Features”) pursuant to a stock purchase agreement. The transaction was accounted for as a business combination and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.
Rex Features is a photographic press agency in Europe that offers media companies and advertisers images and videos, including a live feed of edited celebrity, entertainment, sports and news images and videos, along with access to a multi-decade archive of iconic images.
The total purchase price consisted of a cash payment of $32.7 million. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

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

Arbour Interactive Inc.
On January 22, 2015, the Company acquired substantially all of the assets and certain liabilities of Arbour Interactive Inc. (“PremiumBeat”) pursuant to an asset purchase agreement. The transaction was accounted for as a business combination, and accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.
The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill.
The total purchase price of $35.4 million consisted of a cash payment of $31.7 million and $3.7 million in contingent consideration based on certain performance criteria of post-acquisition revenue related to the Company’s music business. The fair value of the contingent consideration was determined using a Monte Carlo model with subsequent changes in the fair value expensed in earnings. During 2016, the settlement amount of the contingent consideration related to the PremiumBeat acquisition was determined to be $10.0 million, which will be paid in early 2017. As of December 31, 2016, the Company’s contingent consideration balance is $10.0 million, which reflects the fair value, and is included in other non-current liabilities.
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

Acquisition Activity in 2014
Virtual Moment, LLC
On March 14, 2014, the Company acquired certain assets and certain liabilities of Virtual Moment, LLC (dba webdam) (“webdam”) pursuant to an asset purchase arrangement. The transaction was accounted for as a business combination and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.
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
The goodwill arising from the transaction is primarily attributable to expected operational synergies and is deductible for income tax purposes. The contingent consideration of $4.0 million, related to this transaction was paid in April 2016.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Compensation	$13,732	$8,995
Non-income taxes	7,383	7,095
Royalty tax withholdings	6,921	6,439
Other expenses	13,070	8,167
Total accrued expenses	$41,106	$30,696

(7) Income Taxes
The Company’s geographical breakdown of its income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$38,549	$36,643	$37,866
Foreign	5,948	(2,371)	311
Income before income taxes	$44,497	$34,272	$38,177

The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal provision	$6,389	$16,551	$19,362
State and local provision	852	1,683	1,502
Foreign provision	2,861	1,326	121
Deferred:
Federal benefit	3,376	(3,311)	(5,406)
State and local provision	(34)	33	509
Foreign benefit	(1,575)	(1,562)	—
Provision for income taxes	$11,869	$14,720	$16,088
The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. income tax at federal statutory rate	35.0%	35.0%	35.0%
Tax credits	(12.0)	—	—
State and local taxes, net of federal benefit	2.9	3.7	4.2
Non-deductible—restricted stock	2.1	2.7	1.9
Foreign rate differential	(1.8)	1.2	(0.1)
Uncertain tax positions	(0.4)	(1.0)	0.3
Non-deductible—other	0.9	1.4	0.8
Total provision for income taxes	26.7%	43.0%	42.1%
The tax effect of the Company’s temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Non-cash equity-based compensation	$10,611	$10,407
Intangible amortization	8,197	9,627
Non-income tax accruals	3,682	3,416
Deferred rent	3,123	2,908
Other liabilities	5,600	5,249
Deferred tax assets	31,213	31,607
Deferred tax liabilities:
Depreciation and amortization	(10,347)	(9,578)
Net deferred tax assets	$20,866	$22,029
As of December 31, 2016, the Company had approximately $6.2 million of net undistributed earnings attributable to its foreign subsidiaries.  It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations.  The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the U.S.  It is currently not practicable to calculate the associated unrecognized deferred tax liability.

The following table summarizes changes to the Company’s unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance of unrecognized tax benefits at January 1	$1,479	$1,500	$1,500
Gross additions for tax positions for prior years	886	280	—
Gross additions for tax positions for current year	360	57	—
Gross expirations	(1,270)	(358)	—
Balance of unrecognized tax benefits at December 31	$1,455	$1,479	$1,500
During the years ended December 31, 2016, 2015 and 2014, the Company recorded reserves for uncertain tax benefits in the amount of $1.2 million, $0.3 million and $0, respectively, a portion of which was established through purchase accounting. The Company recognized a tax benefit in the amount of $1.3 million and $0.4 million during the year ended December 31, 2016 and 2015, respectively, related to the release of a prior year uncertain tax position due to a lapse in the statute of limitations. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods in the amount of $1.4 million. The liability for unrecognized tax benefits is included in other non-current liabilities.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for years before 2010. The Company anticipates that the total unrecognized tax benefits to reverse in the next fiscal year will not be material.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits and its recognized tax benefits associated with the release of prior years’ uncertain tax positions due to lapses in the statutes of limitations have not been material for the years ended December 31, 2016, 2015 and 2014.
As of December 31, 2016, the Company has $0.7 million in tax net operating loss carryforwards in the U.K. which are available to reduce future income taxes, none of which are expected to expire unutilized.

(8) Commitments and Contingencies
Lease Commitments and Other Obligations
Future minimum lease payments under non-cancellable operating leases and other unconditional cash obligations as of December 31, 2016 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Other Obligations
2017	$7,409	$12,626
2018	7,133	11,918
2019	7,069	8,893
2020	6,743	7,133
2021	6,312	—
Thereafter	55,920	—
Total minimum lease payments	$90,586	$40,570
Lease Commitments
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases for the years ended December 31, 2016, 2015 and 2014 was approximately $7.2 million, $4.8 million and $4.2 million, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.
On March 21, 2013, the Company entered into an operating lease agreement to lease its corporate headquarters facility in New York, New York. The Company took possession of the premises during the third quarter of 2013, and as a result, the lease commenced. The Company also entered into a letter of credit in the amount of $2.6 million as a security deposit for the leased facilities. The letter of credit was collateralized by $2.6 million of cash and as such, is deemed to be restricted cash and is included in other assets on the consolidated balance sheets as of December 31, 2016. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum lease payments are approximately $82.9 million.
Other Obligations
As of December 31, 2016, the Company had other obligations of approximately $40.6 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services.
Other Commitments
On October 20, 2016, the Company entered into a multi-part transaction with an unrelated third-party contributor (the “Transaction Party”). The transaction included three primary components: (a) a revolving credit facility pursuant to which the Company would be obligated to lend up to $4.6 million (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires the Transaction Party to make quarterly payments of principal to the Company beginning on the fourth anniversary of the Facility. The facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) the Company will be the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) the Company, at its option, may acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer with respect to the Transaction Party at any time until the fifth anniversary of the Facility.
As of December 31, 2016, the Transaction Party has made no borrowings under the Facility.
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
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2016, the Company has recorded no liabilities related to indemnification for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

(9) Employee Benefit Plans
The Company has a 401(k) defined contribution plan and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ annual base salary per year. Matching contributions are fully vested and non-forfeitable at all times.

The Company recorded employer matching contributions of $1.7 million, $1.2 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(10) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options, restricted stock awards and RSUs granted under the 2012 Plan (and formerly under the VAR Plan) and sales of shares of common stock under the 2012 ESPP based on each award’s fair value on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company’s statements of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$1,938	$1,896	$1,283
Sales and marketing	5,444	4,520	3,912
Product development	7,681	7,565	7,597
General and administrative	13,017	14,879	10,976
Total	$28,080	$28,860	$23,768
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the Company’s accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock Options	$7,295	$8,191	$9,737
Restricted Stock Units	20,136	19,186	10,262
Restricted Stock	—	—	1,663
Webdam(1)	43	579	1,328
ESPP	606	904	778
Total	$28,080	$28,860	$23,768
_____________________________________________

(1)	Represents expense related to a portion of the equity awards issued to former owners of WebDAM that were previously classified as a liability.
2012 Omnibus Equity Incentive Plan
On October 10, 2012, the Company’s 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan was initially 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s board of directors. Any awards issued under the 2012 Plan that are forfeited by the participant, will become available for future grant under the 2012 Plan. The number of shares of common stock available under the 2012 Plan was automatically increased by approximately 1,070,000 and 1,068,000 shares, respectively, on January 1, 2016 and 2015, pursuant to the automatic increase provisions of the 2012 Plan.

Stock Option Awards
The following is a summary of stock option awards and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2015	1,533,749	$46.71
Options granted	515,000	37.06
Options exercised	(415,270)	21.01
Options cancelled or expired	(222,110)	41.85
Options outstanding at December 31, 2016	1,411,369	$51.52
Options exercisable at December 31, 2016	249,188	$32.72
Options vested and expected to vest at December 31, 2016	1,366,793	$51.91
Intrinsic value of stock options is calculated as the market price of the Company’s common stock multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	As of December 31,
	2016	2015
Stock options outstanding	$12,400	$8,400
Stock options exercisable	4,700	7,500
Stock options vested and expected to vest	$12,000	$8,400
The intrinsic value of stock options exercised for the years ended December 31, 2016, 2015 and 2014 was approximately $10.6 million and $12.7 million and $30.5 million, respectively.
The following weighted average assumptions were used in the fair value calculation for the years ended December 31, 2016, 2015 and 2014:

	Year Ended Year Ended December 31,
	2016	2015	2014
Expected term (in years)	6.3	6.5	6.3
Volatility	53%	52%	49%
Risk-free interest rate	1.48%	1.7%	2.1% - 2.8%
Dividend yield	—	—	—
Valuation Data:
Weighted average fair value per share granted	$19.03	$15.90	$43.19
On April 24, 2014, the Company granted 500,000 stock options with a market-based condition to its Chief Executive Officer (“CEO”). The stock options have an exercise price of $80.94 per share and will not vest or become exercisable unless (i) the CEO remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company’s common stock equals or exceeds $161.88 per share for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive provided that the CEO remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $21.6 million and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion of the requisite service period, no charge will be reversed.
As of December 31, 2016, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $22.4 million, which is expected to be recognized through fiscal year 2021.

Restricted Stock Awards
On August 17, 2010, the Company entered into a Profits Interest Agreement with an executive whereby the Company issued a membership interest in the Company’s predecessor in consideration of future services to be rendered. This interest was converted to Restricted Stock in connection with the Company’s initial public offering, and terminated during 2014. No additional restricted stock has been granted by the Company.
Restricted Stock Units Awards
The following table presents a summary of the Company’s RSUs activity for the year ended December 31, 2016:

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2015	1,054,473	$57.25
Units granted	934,549	40.10
Units vested	(329,370)	59.54
Units cancelled or forfeited	(374,691)	48.59
Non-vested balance at December 31, 2016	1,284,961	$46.72
In connection with the webdam acquisition, as an incentive to retain the services of certain webdam employees, the Company granted non-vested RSUs that vested over two years from the date of acquisition. As these equity awards are subject to post-acquisition employment, the Company accounts for them as compensation expense. A portion of these equity awards are accounted for as liability-classified awards, because the obligations are based on fixed monetary amounts that are known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock when the equity awards vest.
As of December 31, 2016, the total unrecognized compensation charge related to the restricted stock units is approximately $43.8 million, which is expected to be recognized through fiscal 2021.
Employee Stock Purchase Plan
On October 10, 2012, the Company’s 2012 ESPP became effective. The 2012 ESPP provides participating employees with the option to purchase common stock through payroll deductions of up to 15% of eligible compensation and a maximum purchase of 1,000 shares during each offering period. The common stock is purchased at 85% of the lower of the fair market value of common stock on (1) the first trading day of the offering period, or (2) the last day of the offering period. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year; however, the first such offering period commenced on October 10, 2012, the date the Company’s Registration Statement was declared effective. An employee will not be granted rights to purchase common stock if an employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock or holds rights to purchase stock under all of the Company’s employee stock purchase plans that would accrue at a rate that exceeds $25,000 worth of stock for each calendar year. The Company has initially reserved 2,000,000 shares for issuance under the 2012 ESPP. The number of shares available for issuance under the 2012 ESPP provides for an annual increase commencing January 1, 2013 by an amount equal to the lesser of 1,000,000 shares of common stock, 3% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s board of directors. As of December 31, 2016, approximately 233,000 shares have been issued under the 2012 ESPP. The number of shares of common stock available under the 2012 ESPP was automatically increased by 1,000,000 shares for each period on January 1, 2016 and 2015, pursuant to the automatic increase provisions of the 2012 ESPP.
The Company estimates the fair value of purchase rights under the 2012 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2012 ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended Year Ended December 31,
	2016	2015	2014
Expected term (in years)	0.50	0.50	0.50
Volatility	59%	52%	49% - 52%
Risk-free interest rate	0.46%	0.07% - 0.42%	0.08% - 0.60%
Dividend yield	—	—	—
As of December 31, 2016, the Company has suspended the ESPP plan.

(11) Stockholders’ Equity
Common Stock
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to the prior distribution rights of any outstanding preferred stock. The common stock has no preemptive or conversion rights or other subscription rights. The outstanding shares of common stock are fully paid and non-assessable. Under the amended and restated certificate of incorporation, which became effective upon completion of the IPO, the Company’s certificate of incorporation authorized 200,000,000 shares of $0.01 per share par value common stock.
Preferred Stock
Under the amended and restated certificate of incorporation, which became effective upon completion of the IPO, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock, $0.01 par value, in one or more series. The board of directors also has the authority to designate the rights, preferences, privileges and restrictions of each such series, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series.
The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2016, the Company has not issued and has no plans to issue any shares of preferred stock.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its common stock. As of December 31, 2016, the Company has repurchased approximately 2,110,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $36.76, of which $2.5 million has not been paid and is included in accrued expenses as of December 31, 2016. As of December 31, 2016, the Company has $22.5 million remaining for purchases under the share repurchase program.
Subsequent to December 31, 2016, the Company’s Board of Directors approved an increase to the stock repurchase program, pursuant to which the Company is authorized to purchase an addition $100 million of its common stock, in addition to the $22.5 million that was remaining under the previous authorization as of December 31, 2016. The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if needed. Accordingly, the share repurchase program is subject to the Company having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.

(12) Other (Expense)/Income, net
The following table presents a summary of the Company’s other (expense)/income activity included in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Foreign currency loss	$(167)	$(2,003)	$(743)
Change in contingent consideration fair value	(1,271)	(4,770)	(200)
Interest income	149	27	84
Other (expense)/income, net	$(1,289)	$(6,746)	$(859)

(13) Net Income Per Share
A reconciliation of assumed exercised shares used in calculating basic and diluted net income per common share available to common stockholders follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Basic	35,114	35,880	35,235
Stock options and employee stock purchase plan shares	441	345	586
Unvested restricted stock awards	306	94	92
Diluted	35,861	36,319	35,913

Potentially dilutive shares included in the calculation	1,954	1,624	2,106
Anti-dilutive shares excluded from the calculation	999	1,064	520

(14) Segment and Geographic Information
Segment Financial Information
The following table summarizes segment information for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Content Segment:
Segment revenue	$483,278	$417,310	$324,533
Segment operating expenses	274,978	234,484	172,026
Segment operating profit	208,300	182,826	152,507
Other Category:
Other revenue	11,039	7,839	3,438
Other operating expenses	16,168	12,370	7,675
Other operating loss	(5,129)	(4,531)	(4,237)
Segment and Other Category:
Segment and other revenue	494,317	425,149	327,971
Segment and other operating expenses	291,146	246,854	179,701
Segment and other operating profit	203,171	178,295	148,270
Less: Unallocated corporate expenses(1)	(157,385)	(137,277)	(109,234)
Income from operations	45,786	41,018	39,036

(1)
Unallocated corporate expenses primarily relate to shared operational support functions such as sales, marketing, public relations, product development and engineering support not allocated to specific operating segments and general and administrative functions of human resources, legal, finance and information technology.

Asset information on a segment basis is not disclosed as this information is not separately identified or internally reported to the Company’s CODM.

Geographic Financial Information
The following represents our geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2016	2015	2014
North America	$197,650	$166,225	$121,896
Europe	161,906	144,103	115,245
Rest of the world	134,761	114,821	90,830
Total revenue	$494,317	$425,149	$327,971
Included in North America is the United States which comprises 34%, 34%, and 33% of total revenue for years ended December 31, 2016, 2015, and 2014, respectively. The United Kingdom accounts for approximately 10% and 11% of total revenue for the year ended December 31, 2016 and 2015, respectively, and less than 10% of total revenue for 2014. No other country accounts for more than 10% of the Company’s revenue in any period.
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2016	2015
North America	$54,913	$31,699
Europe	1,141	395
Rest of world	47	—
Total long-lived tangible assets	$56,101	$32,094
Included in North America is the United States, which comprises 95% and 98% of total long-lived tangible assets as of December 31, 2016 and 2015, respectively.

(15) Unaudited Quarterly Financial Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2016. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented.

	Three Months Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015

	(in thousands, except per share data)
Revenue	$130,173	$123,073	$124,419	$116,652	$116,002	$107,260	$104,365	$97,522
Operating expenses(1):
Cost of revenue	52,637	50,184	52,245	48,063	47,944	44,512	42,545	39,525
Sales & marketing	34,990	32,977	31,571	27,088	26,709	27,393	27,429	25,105
Product development	12,989	11,604	11,971	11,225	9,622	10,827	10,189	10,684
General and administrative	16,358	17,020	18,155	19,454	16,698	16,441	14,536	13,972
Total operating expenses	116,974	111,785	113,942	105,830	100,973	99,173	94,699	89,286
Income from operations	13,199	11,288	10,477	10,822	15,029	8,087	9,666	8,236
Other (expense)/ income, net(2)	(1,167)	102	(212)	(12)	(3,360)	(767)	(57)	(2,562)
Income before income taxes	12,032	11,390	10,265	10,810	11,669	7,320	9,609	5,674
Provision for income tax	2,177	1,999	3,016	4,677	4,800	3,217	4,272	2,431
Net income	9,855	9,391	7,249	6,133	6,869	4,103	5,337	3,243
Less: Undistributed earnings to participating stockholder	—	—	—	—	—	—	—	2
Net income available to common stockholders	$9,855	$9,391	$7,249	$6,133	$6,869	$4,103	$5,337	$3,241
Net income per common share available to common stockholders:
Basic	$0.28	$0.27	$0.21	$0.17	$0.19	$0.11	$0.15	$0.09
Diluted	$0.27	$0.26	$0.20	$0.17	$0.19	$0.11	$0.15	$0.09
Weighted average common shares outstanding:
Basic	35,089	35,036	34,957	35,375	35,975	36,040	35,864	35,635
Diluted	35,881	35,824	35,642	36,099	36,468	36,270	36,340	36,193
____________________________________________________________________________

(1)	Includes non-cash equity-based compensation of $28,080 and $28,860 for the years ended December 31, 2016 and 2015, respectively.

(2)
Includes changes in fair value of contingent consideration related to the PremiumBeat (2016 and 2015) and webdam (2015) acquisitions; transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries’ functional currencies; and interest income and expense, which is not material in any period presented.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTERSTOCK, INC.
Dated: February 27, 2017	By:	/s/ JONATHAN ORINGER
Jonathan Oringer Chairman of the Board and Chief Executive Officer
Each person whose individual signature appears below hereby authorizes and appoints Jonathan Oringer, Steven Berns and Heidi Garfield, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JONATHAN ORINGER	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2017
Jonathan Oringer
/s/ STEVEN BERNS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017
Steven Berns
/s/ DEIRDRE M. BIGLEY	Director	February 27, 2017
Deirdre M. Bigley
/s/ JEFF EPSTEIN	Director	February 27, 2017
Jeff Epstein
/s/ THOMAS R. EVANS	Director	February 27, 2017
Thomas R. Evans
/s/ PAUL J. HENNESSY	Director	February 27, 2017
Paul J. Hennessy

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Registration Rights Agreement, dated as of October 5, 2012, between the Registrant and the investors listed on Schedule 1 thereto.	S-1/A	333-181376	4.2	October 5, 2012
10.1	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3	June 29, 2012
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.6(a)	§	Employment Agreement between Shutterstock Images LLC and Timothy E. Bixby dated May 16, 2011.	S-1/A	333-181376	10.10(a)	September 27, 2012
10.6(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Timothy E. Bixby dated September 24, 2012.	S-1/A	333-181376	10.10(b)	September 27, 2012
10.6(c)	§	Severance and Release Agreement by and between Shutterstock, Inc. and Timothy E. Bixby dated October 5, 2015.	8-K	001-35669	10.1	October 8, 2015
10.7(a)	§	Employment Agreement by and between Shutterstock, Inc. and Steven Berns dated August 5, 2015.	8-K	001-35669	10.1	August 6, 2015
10.7(b)	§**	Amendment to Employment Agreement by and between Shutterstock, Inc. and Steven Berns, effective March 1, 2017.	10-K	001-35669	10.1	February 27, 2017
10.8		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.9		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.10		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.11		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.12	§	Shutterstock, Inc. Director Compensation Policy.	10-Q	001-35669	10.2	May 11, 2015
10.13	§	Amended and Restated Employment Agreement, dated May 2, 2016 between the Company and Catherine Ulrich	10-Q	001-35669	10.1	May 4, 2016
10.14	§	Employment Agreement, dated September 15, 2015 between the Company and Anshu Aggarwal	10-Q	001-35669	10.2	May 4, 2016
10.15	§	Offer Letter, dated November 9, 2015, between the Company and Peter Phelan	10-Q	001-35669	10.3	May 4, 2016
10.16	§	Mutual Separation Agreement and General Release, dated March 22, 2016, between the Company and Peter Phelan	10-Q	001-35669	10.4	May 4, 2016

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.18	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.19	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.20	§	Employment Agreement, dated April 13, 2015 between the Company and Aditi Gokhale	10-Q	001-35669	10.2	August 4, 2016
10.21	§	Mutual Separation Agreement and General Release, dated November 3, 2015, between the Company and Aditi Gokhale	10-Q	001-35669	10.3	August 4, 2016
10.22	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.23	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016
10.24	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.25	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
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