Form 10-Q
period 2017-03-31
Shutterstock, Inc.
filed 2017-05-03
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $0.01 par value per share	34,566,060

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2017

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, particularly in the discussions under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features, products or services, or management strategies) based on our management’s current beliefs and assumptions. These forward-looking statements can be identified by words such as “may”, “will”, “would”, “should”, “could”, “expect”, “anticipate”, “believe”, “estimate”, “intend”, “plan” and other similar expressions. However, not all forward-looking statements contain these words. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 27, 2017, and in our consolidated financial statements, related notes, and the other information appearing elsewhere in such report, as well as information appearing in this report on Form 10-Q and our other filings with the SEC. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$195,395	$224,190
Short-term investments	54,901	54,972
Accounts receivable, net	37,962	38,107
Prepaid expenses and other current assets	28,047	22,569
Total current assets	316,305	339,838
Property and equipment, net	63,878	56,101
Intangible assets, net	29,930	30,157
Goodwill	49,689	49,271
Deferred tax assets, net	21,772	23,013
Other assets	4,986	3,398
Total assets	$486,560	$501,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,699	$7,305
Accrued expenses	32,569	41,106
Contributor royalties payable	23,759	20,473
Deferred revenue	126,812	122,235
Other liabilities	1,298	12,378
Total current liabilities	196,137	203,497
Deferred tax liability, net	2,023	2,147
Other non-current liabilities	12,479	9,438
Total liabilities	210,639	215,082
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 37,110 and 36,926 shares issued and 34,551 and 34,816 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	371	369
Treasury stock, at cost; 2,559 and 2,110 shares as of March 31, 2017 and December 31, 2016, respectively	(100,027)	(77,567)
Additional paid-in capital	255,408	251,890
Accumulated comprehensive loss	(14,846)	(17,061)
Retained earnings	135,015	129,065
Total stockholders’ equity	275,921	286,696
Total liabilities and stockholders’ equity	$486,560	$501,778
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$130,224	$116,652

Operating expenses:
Cost of revenue	52,411	48,063
Sales and marketing	32,503	27,088
Product development	11,044	11,225
General and administrative	23,963	19,454
Total operating expenses	119,921	105,830
Income from operations	10,303	10,822
Other income (expense), net	455	(12)
Income before income taxes	10,758	10,810
Provision for income taxes	4,155	4,677
Net income	$6,603	$6,133

Net income per share:
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

Weighted average shares outstanding:
Basic	34,597	35,375
Diluted	35,595	36,099
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$6,603	$6,133
Foreign currency translation gain	2,215	1,856
Unrealized gain on investments	—	64
Other comprehensive income	2,215	1,920
Comprehensive income	$8,818	$8,053

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,603	$6,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,956	4,204
Deferred taxes	1,486	1,285
Non-cash equity-based compensation	5,956	7,353
Change in fair value of contingent consideration	—	2,365
Settlement of contingent consideration liability in excess of acquisition-date fair value	(6,255)	—
Bad debt expense	135	1,183
Changes in operating assets and liabilities:
Accounts receivable	(404)	(7,691)
Prepaid expenses and other current and non-current assets	(5,628)	(3,126)
Accounts payable and other current and non-current liabilities	362	1,898
Contributor royalties payable	3,214	1,103
Deferred revenue	4,760	6,760
Net cash provided by operating activities	$17,185	$21,467

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,466)	(7,790)
Investment purchases, net	(1,515)	(7,851)
Acquisition of digital content	(753)	(628)
Security deposit (payment)/release	2	(818)
Net cash used in investing activities	$(15,732)	$(17,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(24,977)	(27,743)
Proceeds from exercise of stock options	561	1,627
Cash paid related to settlement of employee taxes related to RSU vesting	(3,975)	—
Settlement of contingent consideration liability	(3,745)	—
Net cash (used in) provided by financing activities	$(32,136)	$(26,116)
Effect of foreign exchange rate changes on cash	1,888	995
Net decrease in cash and cash equivalents	(28,795)	(20,741)
Cash and cash equivalents, beginning of period	224,190	241,304
Cash and cash equivalents, end of period	$195,395	$220,563

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$2,148	$4,195
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc., together with its subsidiaries (collectively, the “Company” or “Shutterstock”), is a global technology company that has created a two-sided marketplace for creative professionals to license content. The Company’s library of creative content includes: (a) digital imagery, which consists of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, which consists of high-quality music tracks and sound effects, and is often used to complement the digital imagery. The Company licenses creative content to its customers. Contributors upload their creative content to the Company’s websites in exchange for royalty payments based on customer download activity. The Company also offers digital asset management services through its cloud-based digital asset management platform. This service provides tools for customers to better manage creative content and brand management assets.
Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by GAAP for complete financial statements.
The interim consolidated balance sheet as of March 31, 2017, the consolidated statements of operations and comprehensive income for the three months ended March 31, 2017 and 2016, and the consolidated statement of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2017 and its consolidated results of operations, comprehensive income and cash flows for the three months ended March 31, 2017 and 2016. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K which was filed with the SEC on February 27, 2017. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain changes in presentation have been made to conform the prior period presentation to current period reporting.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include, but are not limited to, the determination of the allowance for doubtful accounts, the assessment of recoverability of property and equipment, the fair value of acquired goodwill and intangible assets, the grant-date fair value of non-cash equity-based compensation, the assessment of recoverability of deferred tax assets and the measurement of certain contingent non-income tax liabilities.
Restricted Cash
The Company’s restricted cash relates to security deposits for its office leases. As of March 31, 2017 and December 31, 2016, the Company had restricted cash of approximately $2.6 million in other assets that related to the lease for its headquarters in New York City, which expires in 2029. The carrying value of restricted cash approximates fair value.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Allowance for Doubtful Accounts
The Company’s accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. As of March 31, 2017 and December 31, 2016, the Company’s allowance for doubtful accounts was approximately $5.6 million and $5.5 million, respectively, which was included as a reduction of accounts receivable.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of March 31, 2017 and December 31, 2016, the Company had deferred rent of $10.6 million and $8.6 million, respectively, which was included in other non-current liabilities.
Chargeback and Sales Refund Allowance
The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of both March 31, 2017 and December 31, 2016, the Company’s combined allowance for chargebacks and sales refunds was $0.6 million, which was included in other liabilities.
Recently Adopted Accounting Standard Updates
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employees Share-Based Payment Accounting (“ASU 2016-09”). This ASU changes how companies account for certain aspects of share-based payment awards to employees, including the requirement for all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense, providing the Company an accounting policy election to either recognize forfeitures as they occur or record an estimate, and requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows.
The Company adopted ASU 2016-09 on January 1, 2017. All income tax effects related to settlements of share-based payment awards will be reported as an increase or decrease to the provision for income taxes. In addition, starting January 1, 2017, the Company will account for forfeitures as they occur and, as of January 1, 2017, recognized a $0.7 million reduction to retained earnings as the cumulative effect of the change in accounting principle. The Company adopted the cash flow presentation component of ASU 2016-09 retrospectively, and accordingly, decreased cash flows from operating activities by $1.5 million and increased cash flows from financing activities by $1.5 million for the three months ended March 31, 2016.
Recently Issued Accounting Standard Updates
In November 2016,the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash, which requires entities to present restricted cash with cash and cash equivalents on the statement of cash flows when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15,2017, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Adoption of this guidance is required, prospectively, for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15,

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

2018 and can be applied using a modified retrospective approach for all leases entered into before the effective date. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, and its related amendments, provides a unified model to determine when and how revenue is recognized and requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from customers. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This new guidance may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company expects to adopt this guidance in the first quarter of fiscal 2018 and apply the modified retrospective approach. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
(2) Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities (in thousands):

	As of March 31, 2017
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,753	$81,753	$—	$—
Commercial paper	$54,901	—	54,901	—
Total assets measured at fair value	$136,654	$81,753	$54,901	$—

	As of December 31, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,623	$81,623	$—	$—
Commercial paper	$54,972	—	54,972	—
Total assets measured at fair value	$136,595	$81,623	$54,972	$—
Liabilities:
Acquisition related contingent consideration	$10,000	$—	$—	$10,000
Total liabilities measured at fair value	$10,000	$—	$—	$10,000
Money Market Accounts
Cash equivalents include money market accounts which are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the Company can access at the measurement date. The total amount of money market accounts included in cash and cash equivalents was $81.8 million and $81.6 million as of March 31, 2017 and December 31, 2016, respectively.
Commercial Paper
The Company’s short-term investments consist of commercial paper with original maturities of 90 days or less. Commercial paper is classified as a level 2 measurement based on quoted market prices for identical assets, which are subject to infrequent transactions. The total amount of commercial paper included in short-term investments was $54.9 million and $55.0 million as of March 31, 2017 and December 31, 2016, respectively.
Acquisition-Related Contingent Consideration
As of December 31, 2016, the settlement amount of the contingent consideration related to the Company’s acquisition of PremiumBeat was determined to be $10.0 million and was included in other liabilities. This contingency was considered a level 3 measurement. No changes in fair value were recorded during the three months ended March 31, 2017. The contingent consideration of $10.0 million was paid in March 2017, and there was no remaining liability as of March 31, 2017.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2017	As of December 31, 2016
Computer equipment and software	$74,911	$63,711
Furniture and fixtures	3,982	3,434
Leasehold improvements	22,592	20,944
Property and equipment	101,485	88,089
Less accumulated depreciation	(37,607)	(31,988)
Property and equipment, net	$63,878	$56,101
Depreciation expense related to property and equipment was $5.6 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $6.7 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.
The portion of total depreciation expense related to capitalized internal-use software was $2.1 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense.
As of March 31, 2017 and December 31, 2016, the Company had capitalized internal-use software of $24.9 million and $20.3 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.
(4) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, Editorial, Music and Webdam reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock, Music and Editorial are included in the Company's “Content Business” reporting segment while Webdam is included in the non-reportable “Other Category”. The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments through March 31, 2017 (in thousands):

	Consolidated	Content Business	Other Category
Balance as of December 31, 2016	$49,271	$40,508	$8,763
Foreign currency translation adjustment	418	418	—
Balance as of March 31, 2017	$49,689	$40,926	$8,763
No triggering events were identified during the three months ended March 31, 2017.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Intangible Assets
Intangible assets consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$16,904	$(4,906)	9	$16,712	$(4,344)
Trade name	6,773	(2,289)	7	6,677	(2,030)
Developed technology	3,264	(2,185)	4	3,224	(1,934)
Contributor content	13,812	(1,745)	11	12,958	(1,386)
Patents	259	(56)	18	227	(52)
Domain name	160	(61)	12	160	(55)
Total	$41,172	$(11,242)		$39,958	$(9,801)
Amortization expense was $1.3 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $4.1 million for the remaining nine months of 2017, $4.6 million in 2018, $4.4 million in 2019, $3.8 million in 2020, $3.3 million in 2021, $2.5 million in 2022 and $7.3 million thereafter.
(5) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Compensation	$9,454	$13,732
Non-income taxes	5,419	7,383
Royalty tax withholdings	7,094	6,921
Other expenses	10,602	13,070
Total accrued expenses	$32,569	$41,106

(6) Commitments and Contingencies
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases was $2.1 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.
In 2016, the Company’s lease for its office facility in New York City was amended to, among other things, provide for the lease of approximately 25,000 square feet of additional office space and extend the term of the lease. In connection with the underlying lease agreement, the Company entered into a letter of credit as a security deposit for the leased facilities, which was increased to $2.6 million in connection with the 2016 amendment. The letter of credit was collateralized by $2.6 million of cash as of March 31, 2017, which is recorded as restricted cash and is included in other assets in the consolidated balance sheet. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum payments under the amended lease are approximately $81.9 million.
Other Commitments
On October 20, 2016, the Company entered into a multi-part transaction with an unrelated third-party contributor (the “Transaction Party”). The transaction included three primary components: (a) a revolving credit facility pursuant to which the Company would be obligated to lend up to $4.6 million under certain conditions, (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires the Transaction Party to make quarterly payments of principal to the Company

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

beginning on the fourth anniversary of the Facility. The Facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) the Company will be the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) the Company, at its option, may acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer with respect to the Transaction Party at any time until the fifth anniversary of the Facility.

On March 27, 2017, the Facility was amended to reduce the maximum lending amount to $3.0 million.  Simultaneously, the Company invested $1.6 million in a convertible note issued by the Transaction Party which matures on October 20, 2021.  The convertible note bears interest at 10%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity. The principal amount of the convertible notes and any accrued and unpaid interest may be converted into equity of the Transaction Party at the Company’s option on the maturity date, or earlier upon certain events.

As of March 31, 2017, there have been no borrowings under the Facility.
Other Obligations
As of March 31, 2017, the Company had other obligations in the amount of approximately $36.8 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2017, the Company’s other obligations for the remainder of 2017 and for the years ending December 31, 2018, 2019 and 2020 were approximately $8.7 million, $12.0 million, $9.0 million and $7.1 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual agreements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which an image is used. The Company’s license agreements generally cap indemnification obligations at amounts ranging from $10,000 to $250,000, with exceptions for certain products for which the Company’s indemnification obligations are uncapped. As of March 31, 2017, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Pursuant to the Company's charter documents and separate written indemnification agreements, the Company has certain indemnification obligations to its executive officers, certain employees and directors, as well as certain former officers and directors.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company has also entered into employment agreements with its executive officers and certain employees. These agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause and in the event of a change in control.
(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the three months ended March 31, 2017, the Company issued approximately 184,000 shares of common stock, related primarily to the exercise of stock options and the vesting of restricted stock units (“RSUs”).
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, pursuant to which the Company is authorized to repurchase up to an additional $100 million of its outstanding common stock. The Company expects to fund future repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if needed. Accordingly, the Company’s share repurchase program is subject to the Company having available cash to fund repurchases. Under the program, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
During the three months ended March 31, 2017, the Company repurchased approximately 449,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $50.04. As of March 31, 2017, the Company had $100.0 million remaining for purchases under the share repurchase program.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under the 2012 Omnibus Equity Incentive Plan and sales of shares of common stock under the 2012 Employee Stock Purchase Plan (the “2012 ESPP”) based on each award’s fair value on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$208	$533
Sales and marketing	1,218	1,191
Product development	1,256	2,149
General and administrative	3,274	3,480
Total	$5,956	$7,353
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$1,566	$1,736
RSUs	4,390	5,445
ESPP shares	—	172
Total	$5,956	$7,353

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the three months ended March 31, 2017, the Company granted options to purchase approximately 79,000 shares of its common stock with a weighted average exercise price of $48.57. As of March 31, 2017, there were approximately 309,000 options vested and exercisable with a weighted average exercise price of $35.11. As of March 31, 2017, the total unrecognized compensation charge related to non-vested options was approximately $20.7 million, which is expected to be recognized through the fiscal year 2021.
Restricted Stock Units
During the three months ended March 31, 2017, the Company granted approximately 464,000 RSUs. As of March 31, 2017 there are approximately 1,353,000 non-vested RSUs outstanding. As of March 31, 2017, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $52.2 million, which is expected to be recognized through fiscal year 2021.
During the three months ended March 31, 2017, shares with an aggregate value of $4.0 million were withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.
ESPP Shares
In December 2016, the Company’s Board of Directors suspended the 2012 ESPP. During the three months ended March 31, 2017, no shares of the Company’s common stock were issued under the 2012 ESPP.
(8) Employee Benefit Plans
The Company has a 401(k) defined contribution plan and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ base compensation per year. Matching contributions are fully vested and non-forfeitable at all times. The Company recorded expenses related to employer matching contributions of $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.
(9) Other Expense, Net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Foreign currency gain (loss)	$365	$670
Change in fair value of contingent consideration	—	(714)
Interest income	90	32
Total income (expense)	$455	$(12)
(10) Income Taxes
The Company’s effective tax rates were 38.6% and 43.3% for the three months ended March 31, 2017 and 2016, respectively.  In the three months ended March 31, 2017, the Company incurred discrete tax items relating primarily to withholding tax incurred on income earned in foreign jurisdictions, the net effect of which increased the effective tax rate by 5.0%. In the three months ended March 31, 2016, we incurred a discrete tax expense related primarily to a change in our state apportionment percentage which increased the effective tax rate by 2.2%.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to an increase of income in foreign jurisdictions with lower statutory rates.
During the three months ended March 31, 2017 and 2016, unrecognized tax benefits recorded by the Company for uncertain tax positions taken in prior years were not material. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the each of three months ended March 31, 2017 and 2016.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

As of March 31, 2017, the Company had approximately $8.1 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. It is currently not practicable for the Company to calculate the associated unrecognized deferred tax liability.
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
A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average shares outstanding:
Basic	34,597	35,375
Stock options and ESPP shares	495	352
Unvested RSUs and restricted stock awards	503	372
Diluted	35,595	36,099

Dilutive securities included in the calculation	1,927	1,814
Anti-dilutive securities excluded from the calculation	1,082	1,071
(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2017	2016
North America	$52,798	$47,142
Europe	42,573	39,186
Rest of the world	34,853	30,324
Total revenue	$130,224	$116,652

The United States, included in North America in the above table, accounted for 36% and 35% of consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. The United Kingdom, included in Europe in the above table, accounted for 9% and 11% of total revenue for the three months ended March 31, 2017 and 2016, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s long-lived tangible assets were located as follows (in thousands):

	March 31,	December 31,
	2017	2016
North America	$62,698	$54,913
Europe	1,101	1,141
Rest of the world	79	47
Total long-lived tangible assets	$63,878	$56,101
The United States, included in North America in the above table, accounted for 95% of total long-lived tangible assets as of March 31, 2017 and December 31, 2016.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our interim consolidated unaudited financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 27, 2017.
In addition to historical consolidated financial information, this discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See the “Special Note on Forward Looking Statements” disclosure included above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the “Risk Factors” disclosure of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for additional discussion of such risks.
Overview and Recent Developments
Shutterstock is a leading global technology company that operates a two-sided marketplace for creative professionals to license content. Our library of creative content includes: (a) digital imagery, which consists of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, which consists of high-quality music tracks and sound effects and which is often used to complement the digital imagery. We also offer digital asset management services through Webdam, our cloud-based digital asset management platform, which provides tools for customers to better manage content and brand management assets.
Our global marketplace brings together users and contributors of creative content by providing a readily-searchable collection of content that our customers can pay to license and incorporate into their work and by compensating contributors as their content is licensed to our customers. More than 1.7 million active, paying customers contributed to our revenue for the twelve-month period ended March 31, 2017. As of March 31, 2017, more than 190,000 approved contributors made their creative content available in our collection, which has grown to more than 125 million images and has grown to include more than 6.8 million video clips. This makes our collection of creative content one of the largest of its kind, and we delivered more than 43 million paid downloads across all of our brands during the three months ended March 31, 2017. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry.
During the three month period ended March 31, 2017, in addition to the increase in creative content provided by our contributors, we also added to our collection and customer base as follows:

•
In January 2017, we expanded our multi-year deal with The Associated Press, Inc. (“AP”) to distribute AP’s daily global photo output for license to customers based in the United Kingdom. AP grants Shutterstock access to more than 3,000 of AP’s breaking news, sports and entertainment images and video clips daily as well as 30 million images and nearly 2 million video clips from AP’s visual archive.

•	In February 2017, we entered into a partnership with HubSpot Inc. (“HubSpot”) to bring images from Shutterstock’s collection to HubSpot customers worldwide.

•	In March 2017, we entered into a partnership with SharpSpring, Inc. (“SharpSpring”) to provide SharpSpring customers access to our collection of images.

•	In March 2017, we announced the availability of a curated collection of images within Amazon’s newly launched Posters & Prints program.

•	In March 2017, we executed an exclusive global distribution agreement with World Surf League (“WSL”) to become the exclusive global distributor for WSL’s professional surfing photo collection.
Through our two-sided marketplace, we generate revenue by licensing creative content to our customers, which is offset by paying royalties to contributors each time their content is delivered to a customer for use. During the three months ended March 31, 2017, 64% of our revenue and the majority of our content licenses came from users of our e-commerce platform. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license, or for customers with other content needs, we offer simple, affordable, a la carte content licenses. For larger organizations or those with unique content, licensing, and workflow needs, our dedicated enterprise sales, service, and research teams are able to provide a number of enhancements to their creative workflows beyond the use-cases available on our e-commerce platform.
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
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have been a significant percentage of revenue. Since we believe the market for creative content is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the creative content that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have invested aggressively in product development and hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. Approved and licensable high-quality content in the Shutterstock collection exceeded 125 million images and 6.8 million video clips as of March 31, 2017, making it one of the largest libraries of its kind.
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions, except revenue per download)
Paid downloads (during the period)	43.5	41.2
Revenue per download (during the period)	$2.91	$2.77
Content in Our Collection (end of period):
Images	132.0	81.0
Video Clips	6.9	4.2
Paid Downloads
Measuring the number of paid downloads that our customers make in any given period is important because downloads are the primary method of delivering licensed content, which drives a significant portion of our revenue and contributor royalties. For customers that choose to purchase content à la carte, each incremental content license results in incremental recognition of revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each incremental content license, but we believe that download activity is an important measure of the value that a customer is getting from a subscription. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations, video clips or music tracks, excluding re-downloads of content that a customer has downloaded in the past (which do not generate incremental revenue or contributor royalty expense) and downloads of content that is offered to customers for no charge, including our free image of the week and content made available through our Freestock product (which we make available as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding the impact of revenue that is not derived from or associated with content licenses. This metric captures any changes in our pricing, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. For example, when a customer pays $49 for five images, we earn more revenue per download ($9.80 per download) than when a customer purchases a one-month subscription for $249 and downloads 100 images during the month ($2.49 per download). Revenue per download has increased over the last three years, almost entirely due to the change in product mix. During this period, pricing has remained relatively constant.
Content in our Collection
We define content in our collection as the total number of (a) images (photographs, vectors and illustrations) and (b) video clips available to customers for commercial license on shutterstock.com at any point in time. We exclude content from this collection metric that is not uploaded directly to our site but is available to our customers through an application program interface and certain content that may be licensed for editorial use only. We record this metric as of the end of a period. Offering a large selection of content allows us to acquire and retain customers and, therefore, we believe that broadening our selection of high-quality content is an important driver of our revenue growth.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains a calculation of period-over-period revenue growth on a constant-currency basis, which is a financial measure that has not been calculated in accordance with GAAP, and should be considered in addition to our results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, our results prepared in accordance with GAAP.
Revenue growth on a constant-currency basis (expressed as a percentage) is calculated by determining the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for both periods.
Our management uses this non-GAAP financial measure, in conjunction with GAAP financial measures, as an operating measure to help evaluate our business and in making financial and operational decisions. Management believes that providing a measure of period-over-period revenue growth on a constant-currency basis is useful to investors to provide them with disclosures of Shutterstock’s revenue trends and overall business on the same basis as that which is used by management and because this metric eliminates the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s underlying operating performance and are outside management’s control. Additionally, management believes that providing this non-GAAP financial measure enhances the comparability for investors in assessing Shutterstock’s financial reporting. However, non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, medical self-insurance accruals, chargeback and sales refund reserve, the fair value of goodwill, intangibles and other long-lived assets, non-cash equity-based compensation expense, the fair value of contingent consideration, the provision for income taxes and the amount of certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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
A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that we filed with the SEC on February 27, 2017, or the 2016 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
During the first quarter of 2017, we adopted the Financial Accounting Standards Board’s Accounting Standards Update 2016-09: Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for stock-based compensation in a number of areas including the accounting for awards expected to be forfeited and the accounting for the tax effects of stock-based compensation. See Note 1 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of this accounting standard on our financial statements. Apart from the item described above, there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2016 Form 10-K.
Key Components of Our Results of Operations
Revenue
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
We also generate revenue through Webdam, which licenses digital asset management software services to marketing and creative teams and enterprise organizations through its cloud-based software platform. Software licensing fees are recognized ratably as revenue over the course of the contractual term, which is typically one year.
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
Revenues generated from each of the sales channels are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
E-Commerce	$83,761	$79,922
Enterprise	41,866	33,367
Other	4,597	3,363
Total Revenue	$130,224	$116,652
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
Product Development. Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development expenses as incurred, except for costs that are capitalized for internal-use software development projects and subsequently depreciated over the expected useful life of the developed software. Beginning in the fourth quarter of 2015, we have experienced an increase in capitalized costs for internal-use software development related primarily to our efforts to launch new and innovative products. We expect product development expenses, of which a portion will be capitalized, to increase in absolute dollars in the foreseeable future as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
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
Other Expense, Net. Other expense consists of non-operating costs such as foreign currency transaction gains and losses, interest income and expense and prior to 2017, changes in the fair value of contingent consideration related to acquisitions. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of March 31, 2017, we have not recorded any such valuation allowances.
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Consolidated Statements of Operations:
Revenue	$130,224	$116,652
Operating expenses:
Cost of revenue	52,411	48,063
Sales and marketing	32,503	27,088
Product development	11,044	11,225
General and administrative	23,963	19,454
Total operating expenses	119,921	105,830
Income from operations	10,303	10,822
Other income (expense), net	455	(12)
Income before income taxes	10,758	10,810
Provision for income taxes	4,155	4,677
Net income	$6,603	$6,133
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2017	2016
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	40%	41%
Sales and marketing	25%	23%
Product development	8%	10%
General and administrative	18%	17%
Total operating expenses	92%	91%
Income from operations	8%	9%
Other income (expense), net	—%	—%
Income before income taxes	8%	9%
Provision for income taxes	3%	4%
Net income	5%	5%
__________________________________
Note: Percent totals may not sum exactly, due to rounding

Comparison of the Three Months Ended March 31, 2017 and 2016
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$130,224	$116,652	$13,572	12%
Operating expenses:
Cost of revenue	52,411	48,063	4,348	9
Sales and marketing	32,503	27,088	5,415	20
Product development	11,044	11,225	(181)	(2)
General and administrative	23,963	19,454	4,509	23
Total operating expenses	119,921	105,830	14,091	13
Income from operations	10,303	10,822	(519)	(5)
Other income (expense), net	455	(12)	467	*
Income before income taxes	10,758	10,810	(52)	—
Provision for income taxes	4,155	4,677	(522)	*
Net income	$6,603	$6,133	$470	8%
__________________________________
*    Not meaningful
Revenue
Revenue increased by $13.6 million, or 12%, to $130.2 million in the three months ended March 31, 2017 compared to the same period in 2016. Excluding the impact of foreign currency fluctuations, revenue increased 14% in the three months ended March 31, 2017 compared to the same period in 2016. We continued to grow our customer base and undertake initiatives focused on broadening our subscriptions product offerings, which has resulted in increased customer utilization and provides customers an effective price per content download that is more economical at higher volumes. We believe these offerings will lead to a sustained customer engagement over longer periods. As a result of these initiatives, the increase in revenue during the three month period was primarily attributable to a 6% increase in the number of paid downloads, the acquisition of new customers and increased activity by our enterprise customers, which in turn has driven a 5% increase in revenue per download as compared to the prior year. In the three months ended March 31, 2017 and 2016, we delivered 43.5 million and 41.2 million paid downloads, respectively, and our revenue per download increased to $2.91 from $2.77.
In addition, revenue from North America increased by $5.7 million, or 12%, to $52.8 million in the three months ended March 31, 2017 compared to the same period in 2016, revenue from Europe increased by $3.4 million, or 9%, to $42.6 million in the three months ended March 31, 2017 compared to the same period in 2016, and revenue from the rest of the world increased by $4.5 million, or 15%, to $34.9 million in the three months ended March 31, 2017 compared to the same period in 2016.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $4.3 million, or 9%, to $52.4 million in the three months ended March 31, 2017 compared to the same period in 2016. Royalties increased $1.8 million, or 5%, which is attributable to the increases in revenue and paid downloads during the period. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and product mix and to a lesser extent due to the contributors’ achievement of royalty target thresholds. Costs associated with website hosting, content consulting, freelance photographers and other operational costs increased by $2.6 million, or 55%, to $7.5 million in the three months ended March 31, 2017 compared to the same period in 2016.
Sales and Marketing. Sales and marketing expenses increased by $5.4 million, or 20%, to $32.5 million in the three months ended March 31, 2017 compared to the same period in 2016. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $5.4 million, or 43%, to $17.9 million in the three months ended March 31, 2017 compared to the same period in 2016 as a result of increased spending on affiliate, search advertising and other new marketing channels. We anticipate that our global sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new products and geographies as well as growth from new customers.

Product Development. Product development expenses remained relatively unchanged from $11.2 million for the three months ended March 31, 2016 to $11.0 million for the three months ended March 31, 2017. We continue to increase our investment in product, engineering and quality assurance to support the increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. A significant portion of this investment is capitalized as internal use software. We anticipate product development expenses to increase in the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses increased by $4.5 million, or 23%, to $24.0 million in the three months ended March 31, 2017 compared to the same period in 2016. The most significant component of this increase relates to employee-related expenses which increased by $2.2 million, or 25%, to $11.2 million in the three months ended March 31, 2017 due to increases in the Company’s workforce to support its growth and infrastructure. Additionally, depreciation and amortization expense increased by $0.6 million, or 25%, to $3.0 million primarily due to the increased capital expenditures related to system infrastructure, and professional service fees increased $1.0 million primarily relating to the procurement of specialized services pertaining to the organizational growth. The remaining increase in general and administrative expenses is attributable to various operating expenses associated with the overall growth in the Company’s business.
Other Income (Expense), Net. Other expenses generally include foreign currency gains and losses and changes in the fair value of contingent consideration related to the passage of time.  During the three months ended March 31, 2017, nearly all of the $0.5 million of other income related to the remeasurement of our non-functional currency assets and liabilities. During the three months ended March 31, 2016, foreign currency gains were offset by the change in the fair value of contingent consideration. Foreign currency transaction gains and losses could fluctuate in future periods as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes. Income tax expense decreased by $0.5 million to $4.2 million in the three months ended March 31, 2017 compared to the same period in 2016. Our effective tax rate for the three months ended March 31, 2017 and 2016 was 38.6% and 43.3%, respectively. During the three months ended March 31, 2017, we incurred a net discrete tax expense relating primarily to withholding tax incurred on income earned in foreign jurisdictions, which increased our effective tax rate by 5.0%, and during the three months ended March 31, 2016, we incurred a net discrete tax expense related primarily to a change in our state apportionment percentage which increased our effective tax rate by 2.2%. Excluding those discrete items, our effective tax rate would have been 33.6% and 41.1% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended March 31, 2017 resulted from additional benefits relating to the U.S. Research & Development tax credit and an increase of income in foreign jurisdictions with lower statutory rates.
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
Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents and short term investments totaling $250.3 million. Cash and cash equivalents, which consist primarily of money market mutual funds and checking account balances, were $195.4 million. Our short-term investments, all of which mature in 90 days or less, were $54.9 million. Since inception, we have financed our operations primarily through cash flows generated from operations.
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

Share Repurchase Program
In October 2015, our board of directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $100 million of our common stock, and in February 2017, our Board approved an additional repurchase program, under which we are authorized to repurchase up to an additional $100 million of our common stock. We expect to fund repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our share repurchase program is subject to us having available cash to fund repurchases. Under this program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of March 31, 2017, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. As of March 31, 2017, we had $100.0 million remaining for share repurchases under this program.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, enhancements to the functionality of our current platform, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. In March 2017, we paid the full amount of the contingent purchase price for PremiumBeat of approximately $10.0 million. See Note 6 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of March 31, 2017.
Cash Flows
The following table summarizes our cash flow data for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$17,185	$21,467
Net cash used in investing activities	$(15,732)	$(17,087)
Net cash used in financing activities(1)	$(32,136)	$(26,116)
_______________________________________________________________________________

(1)	Includes repurchase of common stock under the share repurchase program for the three months ended March 31, 2017 and 2016. No distributions or dividends have been paid during the periods presented.
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
Net cash provided by operating activities was $17.2 million for the three months ended March 31, 2017 compared to $21.5 million for the three months ended March 31, 2016, which reflects a decrease of $4.3 million, or 20%. This decrease is primarily attributable to the March 2017 payment of the contingent consideration related to the PremiumBeat acquisition. In addition, timing of payments pertaining to operating expenses can cause operating cash flow to fluctuate from quarter to quarter.
Investing Activities
Cash used in investing activities in the three months ended March 31, 2017 was $15.7 million, consisting primarily of capital expenditures of $13.5 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs and $0.8 million paid to acquire the rights to distribute certain digital content in perpetuity.
Cash used in investing activities in the three months ended March 31, 2016 was $17.1 million, consisting primarily of capital expenditures of $7.8 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs and $0.6 million paid to acquire the rights to distribute certain digital content in perpetuity. In addition, we increased our position in short-term investments by $7.9 million, net of sales.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2017 was $32.1 million, consisting primarily of $25.0 million paid for share repurchases during the period. Cash used in financing activities also included $3.7 million which was paid in settlement of contingent consideration liabilities related to the 2015 acquisition of PremiumBeat and $4.0 million which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $0.6 million from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities in the three months ended March 31, 2016 was $26.1 million, consisting primarily of $27.7 million paid for share repurchases during the period which was partially offset by proceeds of approximately $1.6 million from the issuance of common stock in connection with the exercise of stock options and the sale of stock under our employee stock purchase plan.
Contractual Obligations and Commitments
We lease office facilities under operating lease agreements that expire on various dates through 2029. We do not have any material capital lease obligations and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our office and co-location facilities as our revenue and customer base continue to grow and diversify. We do not anticipate any difficulties in renewing those leases and co-location agreements that expire within the next several years and that we currently plan to renew, or in leasing other space or hosting facilities, if required.
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate future minimum lease payments under the lease, as amended, are approximately $81.9 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of March 31, 2017, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash on our consolidated balance sheet as of March 31, 2017.
Additionally, as of March 31, 2017, aggregate future minimum lease payments under other operating leases are approximately $7.0 million.
As of March 31, 2017, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2017 and for the fiscal years ending December 31, 2018, 2019 and 2020 were approximately $8.7 million, $12.0 million, $9.0 million and $7.1 million, respectively.
Other Commitments
On October 20, 2016, the Company entered into a multi-part transaction with an unrelated third-party contributor (the “Transaction Party”). The transaction included three primary components: (a) a revolving credit facility pursuant to which the Company would be obligated to lend up to $4.6 million under certain conditions, (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires the Transaction Party to make quarterly payments of principal to the Company beginning on the fourth anniversary of the Facility. The Facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) the Company will be the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) the Company, at its option, may acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer with respect to the Transaction Party at any time until the fifth anniversary of the Facility.

On March 27, 2017, the Facility was amended to reduce the maximum lending amount to $3.0 million.  Simultaneously, the Company invested $1.6 million in a convertible note issued by the Transaction Party which matures on October 20, 2021.  The convertible note bears interest at 10%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity. The principal amount of the convertible notes and any accrued and unpaid interest may be converted into equity of the Transaction Party at the Company’s option on the maturity date, or earlier upon certain events.

As of March 31, 2017, there were no borrowings under the Facility.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to interest rate fluctuation, foreign currency exchange rate fluctuation and inflation.
Interest Rate Fluctuation Risk
Our investments include cash and cash equivalents, which consist of cash, commercial paper and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a maximum term of 90 days, our portfolio’s fair value is not particularly sensitive to interest rate changes.
We did not have any long-term borrowings as of March 31, 2017.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 33% and 32% for the three months ended March 31, 2017 and 2016, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar. However, changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Based on our foreign currency denominated revenue for the three months ended March 31, 2017, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended March 31,
	2017		2016
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$22,852	€21,451	$18,598	€16,871
British pounds	11,541	£9,322	11,673	£8,147
All other non-U.S. currencies(1)	8,770		7,490
Total foreign currency	43,163		37,760

U.S. dollar	87,061		78,892
Total revenue	$130,224		$116,652

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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K which could materially affect our business, financial condition or future results. During the three months ended March 31, 2017, there were no material changes to the risk factors described in our 2016 Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(c)

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number(or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2017	232,105	$49.97	232,105
February 1 - 28, 2017	191,733	50.85	191,733
March 1 - 31, 2017	24,884	44.49	24,884
	448,722	$50.04	448,722	$100,000,000
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

SHUTTERSTOCK, INC.

Dated: May 3, 2017	By:	/s/ Steven Berns
Steven Berns
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Dated: May 3, 2017	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1#	Employment Agreement, dated June 5, 2016 between the Company and David Giambruno
10.2#	Employment Agreement, dated April 15, 2016 between the Company and Jeff Weiser
10.3#	Employment Agreement, dated April 26, 2016 between the Company and Matthew Jagoda
10.4#	Mutual Separation Agreement and General Release, dated March 6, 2017, between the Company and Matthew Jagoda
10.5#	Offer Letter, dated November 15, 2016, between the Company and Steven Ciardiello
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________
#    Filed herewith.