Form 10-Q
period 2017-06-30
Shutterstock, Inc.
filed 2017-08-02
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common Stock, $0.01 par value per share	34,628,759

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2017

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$210,550	$224,190
Short-term investments	54,963	54,972
Accounts receivable, net	38,178	38,107
Prepaid expenses and other current assets	29,241	22,569
Total current assets	332,932	339,838
Property and equipment, net	69,469	56,101
Intangible assets, net	30,157	30,157
Goodwill	50,977	49,271
Deferred tax assets, net	22,312	23,013
Other assets	5,117	3,398
Total assets	$510,964	$501,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,042	$7,305
Accrued expenses	44,368	41,106
Contributor royalties payable	20,777	20,473
Deferred revenue	135,990	122,235
Other liabilities	1,517	12,378
Total current liabilities	205,694	203,497
Deferred tax liability, net	1,836	2,147
Other non-current liabilities	11,891	9,438
Total liabilities	219,421	215,082
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 37,171 and 36,926 shares issued and 34,612 and 34,816 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	372	369
Treasury stock, at cost; 2,559 and 2,110 shares as of June 30, 2017 and December 31, 2016, respectively	(100,027)	(77,567)
Additional paid-in capital	262,056	251,890
Accumulated comprehensive loss	(8,926)	(17,061)
Retained earnings	138,068	129,065
Total stockholders’ equity	291,543	286,696
Total liabilities and stockholders’ equity	$510,964	$501,778
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$133,995	$124,419	$264,219	$241,071

Operating expenses:
Cost of revenue	57,289	52,245	109,700	100,308
Sales and marketing	37,109	31,571	69,612	58,659
Product development	12,892	11,971	23,936	23,196
General and administrative	23,420	18,155	47,383	37,609
Total operating expenses	130,710	113,942	250,631	219,772
Income from operations	3,285	10,477	13,588	21,299
Other income (expense), net	1,510	(212)	1,965	(224)
Income before income taxes	4,795	10,265	15,553	21,075
Provision for income taxes	1,729	3,016	5,884	7,693
Net income	$3,066	$7,249	$9,669	$13,382

Net income per share:
Basic	$0.09	$0.21	$0.28	$0.38
Diluted	$0.09	$0.20	$0.27	$0.37

Weighted average shares outstanding:
Basic	34,581	34,957	34,589	35,166
Diluted	35,250	35,642	35,421	35,870
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$3,066	$7,249	$9,669	$13,382
Foreign currency translation gain (loss)	5,920	(4,261)	8,135	(2,405)
Unrealized gain on investments	—	154	—	218
Other comprehensive income (loss)	5,920	(4,107)	8,135	(2,187)
Comprehensive income	$8,986	$3,142	$17,804	$11,195

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,669	$13,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,721	9,005
Deferred taxes	676	1,792
Non-cash equity-based compensation	13,243	14,605
Change in fair value of contingent consideration	—	2,495
Settlement of contingent consideration liability in excess of acquisition-date fair value	(6,255)	(1,640)
Bad debt expense	646	2,702
Chargeback and sales refund reserves	—	(92)
Changes in operating assets and liabilities:
Accounts receivable	(924)	(12,033)
Prepaid expenses and other current and non-current assets	(8,604)	(4,317)
Accounts payable and other current and non-current liabilities	4,980	(274)
Contributor royalties payable	136	1,598
Deferred revenue	12,117	13,017
Net cash provided by operating activities	$40,405	$40,240

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,769)	(16,294)
Investment purchases, net	(1,400)	(7,798)
Acquisition of digital content	(1,551)	(1,462)
Security deposit (payment)/release	30	(889)
Net cash used in investing activities	$(28,690)	$(26,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(24,977)	(44,468)
Proceeds from exercise of stock options	944	3,520
Proceeds from issuance of common stock under 2012 Employee Stock Purchase Plan	—	809
Cash paid related to settlement of employee taxes related to RSU vesting	(4,991)	—
Settlement of contingent consideration liability	(3,745)	(2,360)
Net cash (used in) provided by financing activities	$(32,769)	$(42,499)
Effect of foreign exchange rate changes on cash	7,414	(1,684)
Net decrease in cash and cash equivalents	(13,640)	(30,386)
Cash and cash equivalents, beginning of period	224,190	241,304
Cash and cash equivalents, end of period	$210,550	$210,918

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$3,329	$11,890
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
The interim consolidated balance sheet as of June 30, 2017, consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and consolidated statement of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2017 and its consolidated results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2017 and 2016. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 27, 2017. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
During the second quarter of 2017, the Company recorded immaterial adjustments to its unaudited condensed consolidated financial statements to (1) reduce revenue by approximately $0.6 million and (2) increase general and administrative expense by approximately $0.1 million, related to prior periods. The Company has concluded that the impact of the adjustment is not material to the results of operations or financial position for the current period or any prior quarterly or annual period financial statements; accordingly, the Company recorded the related adjustment in the three months ended June 30, 2017.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Restricted Cash
The Company’s restricted cash relates to security deposits for its office leases. As of June 30, 2017 and December 31, 2016, the Company had restricted cash of approximately $2.6 million in other assets that related to the lease for its headquarters in New York City, which expires in 2029. The carrying value of restricted cash approximates fair value.
Allowance for Doubtful Accounts
The Company’s accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. As of June 30, 2017 and December 31, 2016, the Company’s allowance for doubtful accounts was approximately $6.4 million and $5.5 million, respectively, which was included as a reduction of accounts receivable.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of June 30, 2017 and December 31, 2016, the Company had deferred rent of $10.9 million and $8.6 million, respectively, which was included in other non-current liabilities.
Chargeback and Sales Refund Allowance
The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2017 and December 31, 2016, the Company’s combined allowance for chargebacks and sales refunds was $0.6 million, which was included in other liabilities.
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
The Company adopted ASU 2016-09 on January 1, 2017. All income tax effects related to settlements of share-based payment awards will be reported as an increase or decrease to the provision for income taxes. In addition, starting January 1, 2017, the Company will account for forfeitures as they occur and, as of January 1, 2017, recognized a $0.7 million reduction to retained earnings as the cumulative effect of the change in accounting principle. The Company adopted the cash flow presentation component of ASU 2016-09 retrospectively, and accordingly, decreased cash flows from operating activities by $1.4 million and increased cash flows from financing activities by $1.4 million for the six months ended June 30, 2016.
Recently Issued Accounting Standard Updates
In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash, which requires entities to present restricted cash with cash and cash equivalents on the statement of cash flows when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting standard on its financial statements. The balance of the Company’s restricted cash was $2.6 million as of June 30, 2017.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
(2) Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities (in thousands):

	As of June 30, 2017
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$76,793	$76,793	$—	$—
Commercial paper	$54,963	—	54,963	—
Total assets measured at fair value	$131,756	$76,793	$54,963	$—

	As of December 31, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,623	$81,623	$—	$—
Commercial paper	$54,972	—	54,972	—
Total assets measured at fair value	$136,595	$81,623	$54,972	$—
Liabilities:
Acquisition related contingent consideration	$10,000	$—	$—	$10,000
Total liabilities measured at fair value	$10,000	$—	$—	$10,000
Money Market Accounts
Cash equivalents include money market accounts which are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the Company can access at the measurement date. The total amount of money market accounts included in cash and cash equivalents was $76.8 million and $81.6 million as of June 30, 2017 and December 31, 2016, respectively.
Commercial Paper
The Company’s short-term investments consist of commercial paper with original maturities of 90 days or less. Commercial paper is classified as a level 2 measurement based on quoted market prices for identical assets, which are subject to infrequent transactions. The total amount of commercial paper included in short-term investments was $55.0 million as of June 30, 2017 and December 31, 2016.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Acquisition-Related Contingent Consideration
As of December 31, 2016, the settlement amount of the contingent consideration related to the Company’s acquisition of PremiumBeat was determined to be $10.0 million and was included in other liabilities. This contingency was considered a level 3 measurement. No changes in fair value were recorded during the six months ended June 30, 2017. The contingent consideration of $10.0 million was paid in March 2017, and there was no remaining liability as of June 30, 2017.
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
(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2017	As of December 31, 2016
Computer equipment and software	$85,779	$63,711
Furniture and fixtures	4,503	3,434
Leasehold improvements	23,165	20,944
Property and equipment	113,448	88,089
Less accumulated depreciation	(43,979)	(31,988)
Property and equipment, net	$69,469	$56,101
Depreciation expense related to property and equipment was $6.3 million and $3.5 million for the three months ended June 30, 2017 and 2016, respectively, and $11.9 million and $6.5 million for the six months ended June 30, 2017 and 2016, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $7.9 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $14.6 million and $6.2 million for the six months ended June 30, 2017 and 2016, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.
The portion of total depreciation expense related to capitalized internal-use software was $2.9 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $5.0 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense.
As of June 30, 2017 and December 31, 2016, the Company had capitalized internal-use software of $29.9 million and $20.3 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(4) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, Editorial, Music and Webdam reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock, Music and Editorial are included in the Company's “Content Business” reporting segment while Webdam is included in the non-reportable “Other Category”. The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments through June 30, 2017 (in thousands):

	Consolidated	Content Business	Other Category
Balance as of December 31, 2016	$49,271	$40,508	$8,763
Foreign currency translation adjustment	1,706	1,706	—
Balance as of June 30, 2017	$50,977	$42,214	$8,763
No triggering events were identified during the six months ended June 30, 2017.
Intangible Assets
Intangible assets consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$17,424	$(5,566)	9	$16,712	$(4,344)
Trade name	7,184	(2,336)	7	6,677	(2,030)
Developed technology	3,211	(2,895)	4	3,224	(1,934)
Contributor content	14,943	(2,101)	11	12,958	(1,386)
Patents	259	(59)	18	227	(52)
Domain name	160	(67)	12	160	(55)
Total	$43,181	$(13,024)		$39,958	$(9,801)
Amortization expense was $1.4 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.8 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $2.9 million for the remaining six months of 2017, $4.7 million in 2018, $4.5 million in 2019, $3.9 million in 2020, $3.4 million in 2021, $2.6 million in 2022 and $8.3 million thereafter.
(5) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Compensation	$11,762	$13,732
Non-income taxes	5,881	7,383
Royalty tax withholdings	7,337	6,921
Other expenses	19,388	13,070
Total accrued expenses	$44,368	$41,106

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Commitments and Contingencies
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases was $2.0 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4.2 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.
In 2016, the Company’s lease for its office facility in New York City was amended to, among other things, provide for the lease of approximately 25,000 square feet of additional office space and extend the term of the lease. In connection with the underlying lease agreement, the Company entered into a letter of credit as a security deposit for the leased facilities, which was increased to $2.6 million in connection with the 2016 amendment. The letter of credit was collateralized by $2.6 million of cash as of June 30, 2017, which is recorded as restricted cash and is included in other assets in the consolidated balance sheet. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum payments under the amended lease are approximately $80.5 million.
Other Commitments
On October 20, 2016, the Company entered into a multi-part transaction with an unrelated third-party contributor (the “Transaction Party”). The transaction included three primary components: (a) a revolving credit facility pursuant to which the Company would be obligated to lend up to $4.6 million under certain conditions (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires the Transaction Party to make quarterly payments of principal to the Company beginning on the fourth anniversary of the Facility. The Facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) the Company will be the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) the Company, at its option, may acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer with respect to the Transaction Party at any time until the fifth anniversary of the Facility.

On March 27, 2017, the Facility was amended to reduce the maximum lending amount to $3.0 million.  Simultaneously, the Company invested $1.6 million in a convertible note issued by the Transaction Party, which matures on October 20, 2021.  The convertible note bears interest at 10%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity. The principal amount of the convertible note and any accrued and unpaid interest may be converted into equity of the Transaction Party at the Company’s option on the maturity date, or earlier upon certain events.

As of June 30, 2017, there have been no borrowings under the Facility and the Company’s $1.6 million investment in the convertible note is included as a component of other non-current assets.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Other Obligations
As of June 30, 2017, the Company had other obligations in the amount of approximately $43.3 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2017, the Company’s other obligations for the remainder of 2017 and for the years ending December 31, 2018, 2019 and 2020 were approximately $8.6 million, $15.4 million, $11.1 million and $8.2 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual agreements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which an image is used. The Company’s license agreements generally cap indemnification obligations at amounts ranging from $10,000 to $250,000, with exceptions for certain products for which the Company’s indemnification obligations are uncapped. As of June 30, 2017, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the six months ended June 30, 2017, the Company issued approximately 245,000 shares of common stock, primarily related to the exercise of stock options and the vesting of restricted stock units (“RSUs”).
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
During the six months ended June 30, 2017, the Company repurchased approximately 449,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $50.04. As of June 30, 2017, the Company had $100.0 million remaining for purchases under the share repurchase program.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards, including employee stock options and RSUs granted under the 2012 Omnibus Equity Incentive Plan and sales of shares of common stock under the 2012 Employee Stock Purchase Plan (the “2012 ESPP”), based on each award’s fair value on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$225	$521	$433	$1,054
Sales and marketing	1,226	1,357	2,444	2,548
Product development	2,004	2,003	3,260	4,152
General and administrative	3,833	3,371	7,107	6,851
Total	$7,287	$7,252	$13,243	$14,605
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$1,858	$1,892	$3,424	$3,628
RSUs	5,429	5,207	9,819	10,652
ESPP shares	—	153	—	325
Total	$7,287	$7,252	$13,243	$14,605

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the six months ended June 30, 2017, the Company granted options to purchase approximately 80,000 shares of its common stock with a weighted average exercise price of $48.53. As of June 30, 2017, there were approximately 315,000 options vested and exercisable with a weighted average exercise price of $35.60. As of June 30, 2017, the total unrecognized compensation charge related to non-vested options was approximately $18.0 million, which is expected to be recognized through 2021.
Restricted Stock Units
During the six months ended June 30, 2017, the Company granted approximately 329,000 RSUs, net of forfeitures. As of June 30, 2017 there are approximately 1,308,000 non-vested RSUs outstanding. As of June 30, 2017, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $47.9 million, which is expected to be recognized through fiscal year 2021.
During the six months ended June 30, 2017, shares with an aggregate value of $5.0 million were withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.
ESPP Shares
In December 2016, the Company’s Board of Directors suspended the 2012 ESPP. During the six months ended June 30, 2017, no shares of the Company’s common stock were issued under the 2012 ESPP.
(8) Employee Benefit Plans
The Company has a 401(k) defined contribution plan and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ base compensation per year. Matching contributions are fully vested and non-forfeitable at all times. The Company recorded expenses related to employer matching contributions of $0.5 million for the three months ended June 30, 2017 and 2016, and $0.9 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.
(9) Other Expense, Net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency gain (loss)	$1,295	$(123)	$1,660	$547
Change in fair value of contingent consideration	—	(130)	—	(844)
Interest income	216	41	306	73
Total income (expense)	$1,510	$(212)	$1,965	$(224)
(10) Income Taxes
The Company’s effective tax rates were 36.1% and 29.4% for the three months ended June 30, 2017 and 2016, respectively, and 37.8% and 36.5% for the six months ended June 30, 2017 and 2016, respectively.  In the three months ended June 30, 2017, the Company incurred discrete tax items relating primarily to the tax effect of vested equity-based compensation, and in the six months ended June 30, 2017, the Company incurred discrete tax items relating primarily to withholding tax incurred on income earned in foreign jurisdictions. The net effect of discrete items increased the effective tax rate by 0.5% and 3.6%, respectively. In the three and six months ended June 30, 2016, the Company incurred a discrete tax benefit related primarily to the release of reserve for uncertain tax positions due to a lapse in the statute of limitations which decreased the effective tax rate by 9.1% and 3.3%, respectively.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to an increase of income in foreign jurisdictions with lower statutory rates.
During the three and six months ended June 30, 2017 and 2016, unrecognized tax benefits recorded by the Company for uncertain tax positions taken in prior years were not material. During the three and six months ended June 30, 2016, the Company recognized a tax benefit of approximately $1.2 million related to the release of reserve for uncertain tax positions due

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

to a lapse in the statute of limitations. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three and six months ended June 30, 2017 and 2016.
As of June 30, 2017, the Company had approximately $10.4 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. It is currently not practicable for the Company to calculate the associated unrecognized deferred tax liability.
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
A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares outstanding:
Basic	34,581	34,957	34,589	35,166
Stock options and ESPP shares	473	479	484	415
Unvested RSUs and restricted stock awards	196	206	348	289
Diluted	35,250	35,642	35,421	35,870

Dilutive securities included in the calculation	1,646	1,907	1,786	1,860
Anti-dilutive securities excluded from the calculation	1,091	1,259	1,086	1,165
(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
North America	$52,771	$49,565	$105,569	$96,707
Europe	44,064	41,094	86,637	80,280
Rest of the world	37,160	33,760	72,013	64,084
Total revenue	$133,995	$124,419	$264,219	$241,071

The United States, included in North America in the above table, accounted for 35% and 35% of consolidated revenue for the three months ended June 30, 2017 and 2016, respectively and 36% and 36% of total revenue for the six months ended June 30, 2017 and 2016, respectively. The United Kingdom, included in Europe in the above table, accounted for 9% and 10% of total revenue for the three months ended June 30, 2017 and 2016, respectively, and 9% and 10% of total revenue for the six months ended June 30, 2017 and 2016, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s long-lived tangible assets were located as follows (in thousands):

	June 30,	December 31,
	2017	2016
North America	$68,294	$54,913
Europe	1,097	1,141
Rest of the world	78	47
Total long-lived tangible assets	$69,469	$56,101
The United States, included in North America in the above table, accounted for 95% of total long-lived tangible assets as of June 30, 2017 and December 31, 2016.
(13) Subsequent Events
On July 7, 2017, the Company, through its indirect wholly-owned subsidiary, completed its acquisition of all of the outstanding shares of FlashStock Technology, Inc. (“Flashstock”) for approximately $50 million, pursuant to a definitive agreement dated June 27, 2017. Approximately $45.9 million was funded on July 7, 2017 and the remaining $4.1 million will be funded in September 2017, all of which with existing cash on hand. Flashstock is a Toronto-based company that enables the creation of custom content through a propriety software platform.

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
Our global marketplace brings together users and contributors of creative content by providing a readily-searchable collection of content that our customers can pay to license and incorporate into their work and by compensating contributors as their content is licensed to our customers. More than 1.7 million active, paying customers contributed to our revenue for the twelve-month period ended June 30, 2017. As of June 30, 2017, more than 250,000 approved contributors made their creative content available in our collection, which has grown to more than 140 million images and has grown to include more than 7.5 million video clips. This makes our collection of creative content one of the largest of its kind, and we delivered more than 86 million paid downloads across all of our brands during the six months ended June 30, 2017. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry during that period.
During the three months ended June 30, 2017, in addition to the increase in creative content provided by our contributors, we also enhanced our product offerings as follows:

•
In April 2017, our digital asset management business, Webdam, launched Workstream™, a workflow management solution built specifically for enterprise marketing and creative teams. Workstream™ streamlines the entire creative development process, including asset requests, creative briefs, collaborative reviews and approval routing, by aligning people, tasks and approvals.

Through our two-sided marketplace, we generate revenue by licensing creative content to our customers, which is offset by paying royalties to contributors each time their content is delivered to a customer for use. During the six months ended June 30, 2017, 64% of our revenue and the majority of our content licenses came from users of our e-commerce platform. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license, or for customers with other content needs, we offer simple, affordable, a la carte content licenses. For larger organizations or those with unique content, licensing, and workflow needs, our dedicated enterprise sales, service, and research teams are able to provide a number of enhancements to their creative workflows beyond the use-cases available on our e-commerce platform.
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
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have been a significant percentage of revenue. Since we believe the market for creative content is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the creative content that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have invested aggressively in product development and hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. Approved and licensable high-quality content in the Shutterstock collection exceeded 140 million images and 7.5 million video clips as of June 30, 2017, making it one of the largest libraries of its kind.
On July 7, 2017, we completed the acquisition of FlashStock Technology, Inc. (“Flashstock”) pursuant to a definitive agreement dated June 27, 2017, for approximately $50 million. The acquisition was funded through existing cash on hand. Flashstock is a Toronto-based company that enables the creation of custom content through a proprietary software platform.
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except revenue per download)
Paid downloads (during the period)	42.7	43.4	86.2	84.6
Revenue per download (during the period)	$3.05	$2.81	$2.98	$2.79
Content in Our Collection (end of period):
Images	144.7	92.1	144.7	92.1
Video Clips	7.6	4.9	7.6	4.9
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
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains a calculation of period-over-period revenue growth on a constant-currency basis, which is a financial measure that has not been calculated in accordance with GAAP, and should be considered in addition to our results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, our results prepared in accordance with GAAP.
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
During the first quarter of 2017, we adopted the Financial Accounting Standards Board’s Accounting Standards Update 2016-09: Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for stock-based compensation in a number of areas, including the accounting for awards expected to be forfeited and the accounting for the tax effects of stock-based compensation. See Note 1 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of this accounting standard on our financial statements. Apart from the item described above, there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2016 Form 10-K.
Key Components of Our Results of Operations
Revenue
We record revenue net of credit card chargebacks and refunds. The majority of our revenue is generated through the licensing of creative content, and the majority of our licensing revenue is generated by sales through our e-commerce platform.
We generate revenue through our e-commerce platform from the sale of subscriptions that provide customers the flexibility of high-volume content subscriptions as well as a variety of other purchase options. Our subscriptions typically vary in length from one month to one year. In addition to sales through our e-commerce platform, we offer additional purchase options to enterprise customers that can be tailored to meet our customers’ specific needs.
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
Revenues generated from each of the sales channels are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
E-Commerce	$85,942	$83,465	$169,703	$163,387
Enterprise	42,941	37,141	84,807	70,508
Other	5,112	3,813	9,709	7,176
Total Revenue	$133,995	$124,419	$264,219	$241,071
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
Income Taxes. We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of June 30, 2017, we have not recorded any such valuation allowances.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statements of Operations:
Revenue	$133,995	$124,419	$264,219	$241,071
Operating expenses:
Cost of revenue	57,289	52,245	109,700	100,308
Sales and marketing	37,109	31,571	69,612	58,659
Product development	12,892	11,971	23,936	23,196
General and administrative	23,420	18,155	47,383	37,609
Total operating expenses	130,710	113,942	250,631	219,772
Income from operations	3,285	10,477	13,588	21,299
Other income (expense), net	1,510	(212)	1,965	(224)
Income before income taxes	4,795	10,265	15,553	21,075
Provision for income taxes	1,729	3,016	5,884	7,693
Net income	$3,066	$7,249	$9,669	$13,382
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	43%	42%	42%	42%
Sales and marketing	28%	25%	26%	24%
Product development	10%	10%	9%	10%
General and administrative	17%	15%	18%	16%
Total operating expenses	98%	92%	95%	91%
Income from operations	2%	8%	5%	9%
Other income (expense), net	1%	—%	1%	—%
Income before income taxes	4%	8%	6%	9%
Provision for income taxes	1%	2%	2%	3%
Net income	2%	6%	4%	6%
__________________________________
Note: Percent totals may not sum exactly, due to rounding

Comparison of the Three Months Ended June 30, 2017 and 2016
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$133,995	$124,419	$9,576	8%
Operating expenses:
Cost of revenue	57,289	52,245	5,044	10
Sales and marketing	37,109	31,571	5,538	18
Product development	12,892	11,971	921	8
General and administrative	23,420	18,155	5,265	29
Total operating expenses	130,710	113,942	16,768	15
Income from operations	3,285	10,477	(7,192)	(69)
Other income (expense), net	1,510	(212)	1,722	*
Income before income taxes	4,795	10,265	(5,470)	(53)
Provision for income taxes	1,729	3,016	(1,287)	*
Net income	$3,066	$7,249	$(4,183)	(58)%
__________________________________
*    Not meaningful
Revenue
Revenue increased by $9.6 million, or 8%, to $134.0 million in the three months ended June 30, 2017 compared to the same period in 2016. Excluding the impact of foreign currency fluctuations, revenue increased 9% in the three months ended June 30, 2017 compared to the same period in 2016. Increased activity by our enterprise customers was the primary driver of our revenue growth during the period, which in turn has driven a 9% increase in revenue per download as compared to the prior year. In addition, we continued to grow our e-commerce customer base and undertake initiatives focused on broadening our subscription product offerings, giving customers a greater choice of content plans to meet their needs. We believe these offerings will lead to sustained customer engagement over longer periods. In the three months ended June 30, 2017 and 2016, we delivered 42.7 million and 43.4 million paid downloads, respectively, and our revenue per download increased to $3.05 for the three months ended June 30, 2017 from $2.81 for the three months ended June 30, 2016.
In addition, revenue from North America increased by $3.2 million, or 6%, to $52.8 million in the three months ended June 30, 2017 compared to the same period in 2016, revenue from Europe increased by $3.0 million, or 7%, to $44.1 million in the three months ended June 30, 2017 compared to the same period in 2016, and revenue from the rest of the world increased by $3.4 million, or 10%, to $37.2 million in the three months ended June 30, 2017 compared to the same period in 2016.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $5.0 million, or 10%, to $57.3 million in the three months ended June 30, 2017 compared to the same period in 2016. Royalties increased $0.4 million, or 1%, which is attributable to the increase in revenue during the period. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and product mix and to a lesser extent due to the contributors’ achievement of royalty target thresholds. Costs associated with website hosting and depreciation and amortization increased by $6.6 million to $10.5 million for the three months ended June 30, 2017 compared to the same period in 2016, related primarily to increased costs associated with technology and infrastructure enhancements.
Sales and Marketing. Sales and marketing expenses increased by $5.5 million, or 18%, to $37.1 million in the three months ended June 30, 2017 compared to the same period in 2016. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $3.7 million, or 22%, to $20.2 million in the three months ended June 30, 2017 compared to the same period in 2016 as a result of increased spending on affiliate, search advertising and other new marketing channels. We anticipate that our global sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new products and geographies as well as growth from new customers.

Product Development. Product development expenses remained relatively unchanged from $12.0 million for the three months ended June 30, 2016 to $12.9 million for the three months ended June 30, 2017. We continue to increase our investment in product, engineering and quality assurance to support the increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. A significant portion of this investment is capitalized as internal use software. We anticipate product development expenses to increase in the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses increased by $5.3 million, or 29%, to $23.4 million in the three months ended June 30, 2017 compared to the same period in 2016. The most significant component of this increase relates to employee-related expenses which increased by $3.5 million, or 41%, to $12.1 million in the three months ended June 30, 2017 due to increases in our workforce to support our growth and improved efficiency and effectiveness of our infrastructure. In addition, we incurred approximately $0.8 million in professional fees related to our acquisition of Flashstock, which closed in July 2017. The remaining change in general and administrative expenses is attributable to various operating expenses associated with the overall growth in our business.
Other Income (Expense), Net. Other expenses generally include foreign currency gains and losses and changes in the fair value of contingent consideration related to the passage of time. During the three months ended June 30, 2017, nearly all of the $1.5 million of other income related to the remeasurement of our non-functional currency assets and liabilities. During the three months ended June 30, 2016, we incurred expense related to the change in the fair value of contingent consideration, which was mostly offset by foreign currency gains. Foreign currency transaction gains and losses could fluctuate in future periods as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes. Income tax expense decreased by $1.3 million to $1.7 million in the three months ended June 30, 2017 compared to the same period in 2016. Our effective tax rate for the three months ended June 30, 2017 and 2016 was 36.1% and 29.4%, respectively. During the three months ended June 30, 2017, we incurred a net discrete tax expense related primarily to the tax effect of vested equity-based compensation, which increased our effective tax rate by 0.5%, and during the three months ended June 30, 2016, we incurred a net discrete tax benefit related primarily to the release of reserve for uncertain tax positions due to a lapse in the statute of limitations, which decreased our effective tax rate by 9.1%. Excluding these discrete items, our effective tax rate would have been 35.6% and 38.5% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended June 30, 2017 resulted from additional benefits relating to the U.S. Research & Development tax credit and an increase of income in foreign jurisdictions with lower statutory rates.

Comparison of the Six Months Ended June 30, 2017 and 2016
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$264,219	$241,071	$23,148	10%
Operating expenses:
Cost of revenue	109,700	100,308	9,392	9%
Sales and marketing	69,612	58,659	10,953	19%
Product development	23,936	23,196	740	3%
General and administrative	47,383	37,609	9,774	26%
Total operating expenses	250,631	219,772	30,859	14%
Income from operations	13,588	21,299	(7,711)	(36)%
Other expense, net	1,965	(224)	2,189	*
Income before income taxes	15,553	21,075	(5,522)	(26)%
Provision for income taxes	5,884	7,693	(1,809)	*
Net income	$9,669	$13,382	$(3,713)	(28)%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $23.1 million, or 10%, to $264.2 million in the six months ended June 30, 2017 compared to the same period in 2016. Excluding the impact of foreign currency fluctuations, revenue for the six months ended June 30, 2017 increased 12% as compared to the same period in the prior year. We continue to grow our customer base and undertake initiatives focused on broadening our subscription product offerings, giving customers a greater choice of content plans to meet their needs. We believe these offerings will lead to sustained customer engagement over longer periods. As a result of these initiatives, the increase in revenue was primarily attributable to a 2% increase in the number of paid downloads, the acquisition of new customers and increased activity by our enterprise customers, driving a 7% increase in revenue per download. In the six months ended June 30, 2017 and 2016, we delivered 86.2 million and 84.6 million paid downloads, respectively, and our average revenue per download during these periods was $2.98 and $2.79, respectively.
In addition, revenue from North America increased by $8.9 million, or 9%, to $105.6 million in the six months ended June 30, 2017 compared to the same period in 2016, revenue from Europe increased by $6.4 million, or 8%, to $86.6 million in the six months ended June 30, 2017 compared to the same period in 2016, and revenue from the rest of the world increased by $7.9 million, or 12%, to $72.0 million in the six months ended June 30, 2017 compared to the same period in 2016.
Cost and Expenses
Cost of Revenue.   Cost of revenue increased by $9.4 million, or 9%, to $109.7 million in the six months ended June 30, 2017 compared to the same period in 2016. Royalties increased $2.2 million, or 3%,  which was attributable to the increases in revenue and paid downloads during the period. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and product mix and to a lesser extent due to the contributors’ achievement of royalty target thresholds. Costs associated with website hosting and depreciation and amortization increased by $8.6 million to $16.1 million in the six months ended June 30, 2017 compared to the same period in 2016, related primarily to increased costs associated with technology and infrastructure enhancements.
Sales and Marketing.   Sales and marketing expenses increased by $11.0 million, or 19%, to $69.6 million in the six months ended June 30, 2017 compared to the same period in 2016. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $9.0 million, or 31%, for the six months ended June 30, 2017 compared to the same period in 2016 as a result of increased spending on affiliate, search advertising and other new channels. We anticipate that our global advertising spend will continue to increase in absolute dollars for the foreseeable future, as we continue to pursue growth through new products and geographies as well as growth from new customers.

Product Development.   Product development expenses remained relatively unchanged at $23.9 million for the six months ended June 30, 2017. We continue to increase our investment in product, engineering and quality assurance to support the increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. A significant portion of this investment is capitalized as internal use software. We anticipate product development expenses to increase in the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.   General and administrative expenses increased by $9.8 million, or 26%, to $47.4 million in the six months ended June 30, 2017 compared to the same period in 2016. The most significant component of this increase relates to employee-related expenses, which increased by $5.8 million, or 33%, to $23.4 million in the six months ended June 30, 2017 due to increases in our workforce to support our growth and improved efficiency and effectiveness of our infrastructure. Additionally, professional service fees increased $4.1 million primarily relating to the procurement of specialized services pertaining to the organizational growth. The remaining offset in general and administrative expenses is attributable to various operating expenses associated with the overall growth in our business.
Other Income/(Expense), Net. Other expenses generally include foreign currency gains and losses and changes in the fair value of contingent consideration related to the passage of time.  During the six months ended June 30, 2017, nearly all of the $2.0 million of other income related to the remeasurement of our non-functional currency assets and liabilities. During the six months ended June 30, 2016, we incurred expense related to the change in the fair value of contingent consideration, which was mostly offset by foreign currency gains. Foreign currency transaction gains and losses could fluctuate in future periods as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes.   Income tax expense decreased by $1.8 million to $5.9 million in the six months ended June 30, 2017 compared to the same period in 2016. Our effective tax rate for the six months ended June 30, 2017 and 2016 was 37.8% and 36.5%, respectively. During the six months ended June 30, 2017, we incurred a net discrete tax expense relating primarily to withholding tax incurred on income earned in foreign jurisdictions, which increased our effective tax rate by 3.6% and during the six months ended June 30, 2016, we incurred a net discrete tax benefit related primarily to the release of reserve for uncertain tax positions due to a lapse in the statute of limitations, which decreased our effective tax rate by 3.3%. Excluding these discrete items, the effective tax rate would have been 34.2% and 39.8% during the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the six months ended June 30, 2017 resulted from additional benefits relating to the U.S. Research & Development tax credit and an increase of income in foreign jurisdictions with lower statutory rates.
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
Liquidity and Capital Resources
As of June 30, 2017, we had cash and cash equivalents and short term investments totaling $265.5 million. Cash and cash equivalents, which consist primarily of money market mutual funds and checking account balances, were $210.6 million. Our short-term investments, all of which mature in 90 days or less, were $55.0 million. Since inception, we have financed our operations primarily through cash flows generated from operations.
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

Acquisition of FlashStock Technologies, Inc.
On July 7, 2017, we completed our acquisition of FlashStock Technology, Inc. (“Flashstock”) for approximately $50.0 million, pursuant to a definitive agreement dated June 27, 2017. Approximately $45.9 million was funded on July 7, 2017 and the remaining $4.1 million will be funded in September 2017, all of which with existing cash on hand. Flashstock is a Toronto-based company that enables the creation of custom visual content through a propriety software platform.
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
As of June 30, 2017, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. As of June 30, 2017, we had $100.0 million remaining for share repurchases under this program.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, enhancements to the functionality of our current platform, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. In March 2017, we paid the full amount of the contingent purchase price for PremiumBeat of approximately $10.0 million. See Note 6 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of June 30, 2017.
Cash Flows
The following table summarizes our cash flow data for the six months ended June 30, 2017 and 2016 (in thousands).

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$40,405	$40,240
Net cash used in investing activities	$(28,690)	$(26,443)
Net cash used in financing activities(1)	$(32,769)	$(42,499)
_______________________________________________________________________________

(1)	Includes repurchase of common stock under the share repurchase program for the six months ended June 30, 2017 and 2016. No distributions or dividends have been paid during the periods presented.
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
Net cash provided by operating activities was $40.4 million for the six months ended June 30, 2017, compared to $40.2 million for the six months ended June 30, 2016. In the six months ended June 30, 2017, operating cash flows were impacted favorably by changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. The impact of these changes were mostly offset by the March 2017 payment of the contingent consideration related to the PremiumBeat acquisition.

Investing Activities
Cash used in investing activities in the six months ended June 30, 2017 was $28.7 million, consisting primarily of capital expenditures of $25.8 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs and $1.6 million paid to acquire the rights to distribute certain digital content in perpetuity.
Cash used in investing activities in the six months ended June 30, 2016 was $26.4 million, consisting primarily of capital expenditures of $16.3 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs and $1.5 million paid to acquire the rights to distribute certain digital content in perpetuity. In addition, we increased our position in short-term investments by $7.8 million, net of sales.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2017 was $32.8 million, consisting primarily of $25.0 million paid for share repurchases during the period. Cash used in financing activities also included $3.7 million, which was paid in settlement of contingent consideration liabilities related to the 2015 acquisition of PremiumBeat and $5.0 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $0.9 million from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities in the six months ended June 30, 2016 was $42.5 million, consisting primarily of $44.5 million paid for share repurchases during the period, which was partially offset by proceeds of approximately $3.5 million from the issuance of common stock in connection with the exercise of stock options and the sale of stock under our employee stock purchase plan.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate future minimum lease payments under the lease, as amended, are approximately $80.5 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of June 30, 2017, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash on our consolidated balance sheet as of June 30, 2017.
Additionally, as of June 30, 2017, aggregate future minimum lease payments under other operating leases are approximately $5.8 million.
As of June 30, 2017, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2017 and for the fiscal years ending December 31, 2018, 2019 and 2020 were approximately $8.6 million, $15.4 million, $11.1 million and $8.2 million, respectively.
Other Commitments
On October 20, 2016, we entered into a multi-part transaction with an unrelated third-party contributor (the “Transaction Party”). The transaction included three primary components: (a) a revolving credit facility pursuant to which we would be obligated to lend up to $4.6 million under certain conditions, (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires the Transaction Party to make quarterly payments of principal to us beginning on the fourth anniversary of the Facility. The Facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) we will be the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) we may, at our option, may acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer with respect to the Transaction Party at any time until the fifth anniversary of the Facility.

On March 27, 2017, the Facility was amended to reduce the maximum lending amount to $3.0 million.  Simultaneously, we invested $1.6 million in a convertible note issued by the Transaction Party, which matures on October 20, 2021.  The convertible note bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity. The principal amount of the convertible note and any accrued and unpaid interest may be converted into equity of the Transaction Party at our option on the maturity date, or earlier upon certain events.

As of June 30, 2017, there were no borrowings under the Facility.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
We did not have any long-term borrowings as of June 30, 2017.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 34% and 32% for the three months ended June 30, 2017 and 2016, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar. However, changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Based on our foreign currency denominated revenue for the six months ended June 30, 2017, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$24,332	€22,151	$20,609	€18,245	$47,184	€43,602	$39,207	€35,116
British pounds	11,234	£8,791	11,863	£8,266	22,775	£18,113	23,536	£16,413
All other non-U.S. currencies(1)	9,395		8,467		18,164		15,956
Total foreign currency	44,961		40,939		88,123		78,699

U.S. dollar	89,034		83,480		176,096		162,372
Total revenue	$133,995		$124,419		$264,219		$241,071

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

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K which could materially affect our business, financial condition or future results. During the three months ended June 30, 2017, there were no material changes to the risk factors described in our 2016 Form 10-K.
Item 6.        Exhibits.
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: August 2, 2017	By:	/s/ Steven Berns
Steven Berns
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Dated: August 2, 2017	By:	/s/ Steven Ciardiello
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