Form 10-Q
period 2017-09-30
Shutterstock, Inc.
filed 2017-10-31
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at October 27, 2017
Common Stock, $0.01 par value per share	34,674,947

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2017

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$212,782	$224,190
Short-term investments	22,500	54,972
Accounts receivable, net	44,896	38,107
Prepaid expenses and other current assets	35,878	22,569
Total current assets	316,056	339,838
Property and equipment, net	77,770	56,101
Intangible assets, net	43,015	30,157
Goodwill	90,524	49,271
Deferred tax assets, net	18,342	23,013
Other assets	6,842	3,398
Total assets	$552,549	$501,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,210	$7,305
Accrued expenses	51,989	41,106
Contributor royalties payable	20,072	20,473
Deferred revenue	146,430	122,235
Other liabilities	1,665	12,378
Total current liabilities	230,366	203,497
Deferred tax liability, net	1,664	2,147
Other non-current liabilities	13,139	9,438
Total liabilities	245,169	215,082
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 37,219 and 36,926 shares issued and 34,660 and 34,816 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	373	369
Treasury stock, at cost; 2,559 and 2,110 shares as of September 30, 2017 and December 31, 2016, respectively	(100,027)	(77,567)
Additional paid-in capital	268,565	251,890
Accumulated comprehensive loss	(4,601)	(17,061)
Retained earnings	143,070	129,065
Total stockholders’ equity	307,380	286,696
Total liabilities and stockholders’ equity	$552,549	$501,778
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$141,063	$123,073	$405,282	$364,144

Operating expenses:
Cost of revenue	58,812	50,184	168,512	150,492
Sales and marketing	36,008	32,977	105,620	91,636
Product development	13,340	11,604	37,276	34,800
General and administrative	27,333	17,020	74,716	54,629
Total operating expenses	135,493	111,785	386,124	331,557
Income from operations	5,570	11,288	19,158	32,587
Other income (expense), net	130	102	2,095	(122)
Income before income taxes	5,700	11,390	21,253	32,465
Provision for income taxes	698	1,999	6,582	9,692
Net income	$5,002	$9,391	$14,671	$22,773

Net income per share:
Basic	$0.14	$0.27	$0.42	$0.65
Diluted	$0.14	$0.26	$0.42	$0.64

Weighted average shares outstanding:
Basic	34,643	35,036	34,607	35,123
Diluted	35,177	35,824	35,339	35,855
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$5,002	$9,391	$14,671	$22,773
Foreign currency translation gain (loss)	4,325	(2,236)	12,460	(4,641)
Unrealized gain on investments	—	34	—	252
Other comprehensive income (loss)	4,325	(2,202)	12,460	(4,389)
Comprehensive income	$9,327	$7,189	$27,131	$18,384

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,671	$22,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,948	14,181
Deferred taxes	4,346	(3,453)
Non-cash equity-based compensation	20,128	21,110
Change in fair value of contingent consideration	—	2,600
Settlement of contingent consideration liability in excess of acquisition-date fair value	(6,255)	(1,640)
Bad debt expense	981	3,338
Chargeback and sales refund reserves	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	(5,361)	(13,565)
Prepaid expenses and other current and non-current assets	(10,551)	(2,882)
Accounts payable and other current and non-current liabilities	11,282	12,586
Contributor royalties payable	(681)	1,702
Deferred revenue	18,002	19,443
Net cash provided by operating activities	$71,510	$76,178

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(37,626)	(26,747)
Investment sales (purchases), net	32,786	(5,182)
Acquisition of business, net of cash acquired	(49,512)	—
Other investments/advances	(3,101)	—
Acquisition of digital content	(2,568)	(6,214)
Security deposit (payment)/release	30	(799)
Net cash used in investing activities	$(59,991)	$(38,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(24,977)	(44,916)
Proceeds from exercise of stock options	1,369	8,235
Proceeds from issuance of common stock under 2012 Employee Stock Purchase Plan	—	809
Cash paid related to settlement of employee taxes related to RSU vesting	(5,791)	—
Settlement of contingent consideration liability	(3,745)	(2,360)
Net cash (used in) provided by financing activities	$(33,144)	$(38,232)
Effect of foreign exchange rate changes on cash	10,217	(2,311)
Net decrease in cash and cash equivalents	(11,408)	(3,307)
Cash and cash equivalents, beginning of period	224,190	241,304
Cash and cash equivalents, end of period	$212,782	$237,997

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$4,137	$16,316
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
The interim consolidated balance sheet as of September 30, 2017, consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2017 and its consolidated results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2017 and 2016. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other future annual or interim period.
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
During the second quarter of 2017, the Company recorded immaterial adjustments to its unaudited condensed consolidated financial statements to: (1) reduce revenue by approximately $0.6 million and (2) increase general and administrative expense by approximately $0.1 million, related to prior periods. During the third quarter of 2017, the Company recorded an immaterial adjustment to its unaudited condensed consolidated financial statements to increase revenue by approximately $0.9 million, related to prior periods. The Company has concluded that the impact of these adjustments is not material to the results of operations or financial position for the periods in which these adjustments were recorded nor any prior quarterly or annual period financial statements.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Restricted Cash
The Company’s restricted cash relates to security deposits for its office leases. As of September 30, 2017 and December 31, 2016, the Company had restricted cash of approximately $2.6 million in other assets that related to the lease for its headquarters in New York City, which expires in 2029. The carrying value of restricted cash approximates fair value.
Allowance for Doubtful Accounts
The Company’s accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. During the nine months ended September 30, 2017, bad debt expense, which increased the allowance for doubtful accounts, was $1.0 million, and write-offs and other adjustments, which decreased the allowance for doubtful accounts, were $2.5 million. As of September 30, 2017 and December 31, 2016, the Company’s allowance for doubtful accounts was approximately $4.0 million and $5.5 million, respectively, which was included as a reduction of accounts receivable.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of September 30, 2017 and December 31, 2016, the Company had deferred rent of $11.1 million and $8.6 million, respectively, which was included in other non-current liabilities.
Chargeback and Sales Refund Allowance
The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2017 and December 31, 2016, the Company’s combined allowance for chargebacks and sales refunds was $0.6 million, which was included in other liabilities.
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
The Company adopted ASU 2016-09 on January 1, 2017. All income tax effects related to settlements of share-based payment awards will be reported as an increase or decrease to the provision for income taxes. In addition, starting January 1, 2017, the Company will account for forfeitures as they occur and, as of January 1, 2017, recognized a $0.7 million reduction to retained earnings as the cumulative effect of the change in accounting principle. The Company adopted the cash flow presentation component of ASU 2016-09 retrospectively, and accordingly, decreased cash flows from operating activities by $0.6 million and increased cash flows from financing activities by $0.6 million for the nine months ended September 30, 2016.
Recently Issued Accounting Standard Updates
In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash, which requires entities to present restricted cash with cash and cash equivalents on the statement of cash flows when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting standard on its financial statements. The balance of the Company’s restricted cash was $2.6 million as of September 30, 2017.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
The Company expects to adopt this guidance in the first quarter of fiscal 2018 and apply the modified retrospective approach. The Company is evaluating the impact of adopting this new accounting standard on its financial statements. Management is progressing with its implementation plan and is considering relevant guidance and industry interpretations as it concludes on its performance obligations, variable consideration, and timing of revenue recognition.
(2) Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities (in thousands):

	As of September 30, 2017
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$33,141	$33,141	$—	$—
Commercial paper	22,500	—	22,500	—
Total assets measured at fair value	$55,641	$33,141	$22,500	$—

	As of December 31, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,623	$81,623	$—	$—
Commercial paper	$54,972	—	54,972	—
Total assets measured at fair value	$136,595	$81,623	$54,972	$—
Liabilities:
Acquisition related contingent consideration	$10,000	$—	$—	$10,000
Total liabilities measured at fair value	$10,000	$—	$—	$10,000
Money Market Accounts
Cash equivalents include money market accounts which are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the Company can access at the measurement date. The total amount of money market accounts included in cash and cash equivalents was $33.1 million and $81.6 million as of September 30, 2017 and December 31, 2016, respectively.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Commercial Paper
The Company’s short-term investments consist of commercial paper with original maturities of 90 days or less. Commercial paper is classified as a level 2 measurement based on quoted market prices for identical assets, which are subject to infrequent transactions. The total amount of commercial paper included in short-term investments was $22.5 million and $55.0 million as of September 30, 2017 and December 31, 2016, respectively.
Acquisition-Related Contingent Consideration
As of December 31, 2016, the settlement amount of the contingent consideration related to the Company’s acquisition of PremiumBeat was determined to be $10.0 million and was included in other liabilities. This contingency was considered a level 3 measurement. No changes in fair value were recorded during the nine months ended September 30, 2017. The contingent consideration of $10.0 million was paid in March 2017, and there was no remaining liability as of September 30, 2017.
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
(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2017	As of December 31, 2016
Computer equipment and software	$101,496	$63,711
Furniture and fixtures	9,948	3,434
Leasehold improvements	18,280	20,944
Property and equipment	129,724	88,089
Less accumulated depreciation	(51,954)	(31,988)
Property and equipment, net	$77,770	$56,101
Depreciation expense related to property and equipment was $7.9 million and $3.9 million for the three months ended September 30, 2017 and 2016, respectively, and $19.9 million and $10.4 million for the nine months ended September 30, 2017 and 2016, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $11.2 million and $6.5 million for the three months ended September 30, 2017 and 2016, respectively, and $25.8 million and $12.8 million for the nine months ended September 30, 2017 and 2016, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.
The portion of total depreciation expense related to capitalized internal-use software was $4.1 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $9.2 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense.
As of September 30, 2017 and December 31, 2016, the Company had capitalized internal-use software of $37.0 million and $20.3 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(4) Goodwill, Intangible Assets and Acquisition Activity
Goodwill
The Company’s goodwill balance is attributable to its Image (formerly, “Bigstock”), Editorial, Music and Webdam reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Image, Music and Editorial are included in the Company's “Content Business” reporting segment while Webdam is included in the non-reportable “Other Category”. The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments through September 30, 2017 (in thousands):

	Consolidated	Content Business	Other Category
Balance as of December 31, 2016	$49,271	$40,508	$8,763
Goodwill related to acquisitions	$37,834	37,834	—
Foreign currency translation adjustment	3,419	3,419	—
Balance as of September 30, 2017	$90,524	$81,761	$8,763
No triggering events were identified during the nine months ended September 30, 2017.
Intangible Assets
Intangible assets consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$23,314	$(6,404)	9	$16,712	$(4,344)
Trade name	7,093	(3,000)	7	6,677	(2,030)
Developed technology	11,399	(3,472)	3	3,224	(1,934)
Contributor content	16,452	(2,648)	11	12,958	(1,386)
Patents	259	(64)	18	227	(52)
Domain name	160	(73)	12	160	(55)
Total	$58,677	$(15,662)		$39,958	$(9,801)
Amortization expense was $2.3 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $5.1 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively. The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $2.2 million for the remaining three months of 2017, $7.8 million in 2018, $7.7 million in 2019, $5.5 million in 2020, $3.7 million in 2021, $3.0 million in 2022 and $13.1 million thereafter.
Acquisition Activity
2017 Acquisition Activity
Flashstock Technology, Inc.
On July 7, 2017, the Company acquired all of the shares of Flashstock Technology, Inc. (“Flashstock”) pursuant to a stock purchase agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date.
Flashstock is a Toronto-based company that enables the creation of custom content through a propriety software platform. The Company believes this acquisition will strengthen the Company’s strategic position and serve as the foundation for the Company to bring a comprehensive custom content offering to market.
The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill.
The total purchase price was $51.2 million of which $50.9 million was paid with existing cash on hand in the three months ended September 30, 2017 and an estimated $0.3 million is to be paid in the fourth quarter of 2017 for the settlement of

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

working capital adjustments. The unpaid portion of the purchase price is included in accrued expenses as of September 30, 2017. As required by the stock purchase agreement, the Company is in the process of finalizing the working capital adjustments; accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements.
The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets:
Cash and cash equivalents	$1,330
Accounts receivable	2,439
Prepaid expenses and other current assets	205
Intangible Assets:
Customer relationships	5,400
Developed technology	8,100
Goodwill	37,834
Total assets acquired	55,308
Liabilities:
Accrued expenses	(279)
Accounts payable	(99)
Deferred tax liability, net	(164)
Deferred revenue	(3,540)
Total liabilities acquired	(4,082)
Net assets acquired	$51,226
The identifiable intangible assets have a weighted average life of approximately six years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the developed technology was determined using the relief-from-royalty method.
The goodwill arising from the transaction is primarily attributable to expected operational synergies and approximately 9% will be deductible for income tax purposes.
In connection with the acquisition, the Company recorded approximately $0.1 million and $0.8 million of professional fees in the three and nine months ended September 30, 2017, respectively. The professional fees are included in general and administrative expense.
The operations of the acquired entity have been integrated into the Company’s operations from the acquisition date. The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2017 and 2016, as if the Flashstock acquisition was had been completed on January 1, 2016, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets and deferred revenue. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
As reported	$141,063	$123,073	$405,282	$364,144
Pro forma	141,888	123,735	409,618	365,720
Income before income taxes
As reported	$5,700	$11,390	$21,253	$32,465
Pro forma	6,729	10,013	19,105	28,969
The Company has performance-based bonus arrangements with certain Flashstock employees who are now employees of Shutterstock. These employees are entitled to additional compensation if: (i) the custom content business achieves certain financial targets for the 2019 calendar year and (ii) the individual is employed by Shutterstock as of December 31, 2019. These

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

performance-based bonuses will be reported as period expenses within “Other (expense) income, net” in the consolidated statements of operations, and are not considered part of the Flashstock purchase price.
2016 Acquisition Activity
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
(5) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Compensation	$19,844	$13,732
Non-income taxes	6,520	7,383
Royalty tax withholdings	7,587	6,921
Other expenses	18,038	13,070
Total accrued expenses	$51,989	$41,106
(6) Commitments and Contingencies
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases was $2.3 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively, and $6.5 million and $5.0 million for the nine months ended September 30, 2017 and 2016, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. In addition to contractual rent amounts, the Company’s lease payments are also subject to adjustments in real estate taxes and operating expenses.
In 2016, the Company’s lease for its office facility in New York City was amended to, among other things, provide for the lease of approximately 25,000 square feet of additional office space and extend the term of the lease. In connection with the underlying lease agreement, the Company entered into a letter of credit as a security deposit for the leased facilities, which was increased to $2.6 million in connection with the 2016 amendment. The letter of credit was collateralized by $2.6 million of cash as of September 30, 2017, which is recorded as restricted cash and is included in other assets in the consolidated balance sheet. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum payments under the amended lease are approximately $79.2 million.
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

On March 27, 2017, the Facility was amended to reduce the maximum lending amount to $3.0 million. The Transaction Party has borrowed $1.3 million under the Facility, all of which remains outstanding as of September 30, 2017. The Company has reported this amount in other non-current assets.

Simultaneously, the Company invested $1.6 million in a convertible note issued by the Transaction Party, which matures on October 20, 2021.  The convertible note bears interest at 10%, with all interest payments deferred until maturity, and the

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

entire unpaid balance of principal and accrued interest due upon maturity. The principal amount of the convertible note and any accrued and unpaid interest may be converted into equity of the Transaction Party at the Company’s option on the maturity date, or earlier upon certain events. The $1.6 million investment in the convertible note is reported in other non-current assets.
Other Obligations
As of September 30, 2017, the Company had other obligations in the amount of approximately $42.1 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2017, the Company’s other obligations for the remainder of 2017 and for the years ending December 31, 2018, 2019 and 2020 were approximately $5.6 million, $16.2 million, $11.7 million and $8.6 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual agreements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which an image is used. The Company’s license agreements generally cap indemnification obligations at amounts ranging from $10,000 to $250,000, with exceptions for certain products for which the Company’s indemnification obligations are uncapped. As of September 30, 2017, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the nine months ended September 30, 2017, the Company issued approximately 293,000 shares of common stock, primarily related to the exercise of stock options and the vesting of restricted stock units (“RSUs”).
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
During the nine months ended September 30, 2017, the Company repurchased approximately 449,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $50.04. As of September 30, 2017, the Company had $100.0 million remaining for purchases under the share repurchase program.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards, including employee stock options and RSUs granted under the 2012 Omnibus Equity Incentive Plan and sales of shares of common stock under the 2012 Employee Stock Purchase Plan (the “2012 ESPP”), based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$176	$498	$608	$1,552
Sales and marketing	1,092	1,524	3,535	4,072
Product development	1,819	1,580	5,079	5,732
General and administrative	3,798	2,903	10,905	9,754
Total	$6,885	$6,505	$20,128	$21,110
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$1,663	$1,751	$5,087	$5,379
RSUs	5,222	4,602	15,041	15,254
ESPP shares	—	152	—	477
Total	$6,885	$6,505	$20,128	$21,110

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the nine months ended September 30, 2017, the Company granted options to purchase approximately 86,000 shares of its common stock with a weighted average exercise price of $48.05. As of September 30, 2017, there were approximately 312,000 options vested and exercisable with a weighted average exercise price of $36.27. As of September 30, 2017, the total unrecognized compensation charge related to non-vested options was approximately $15.9 million, which is expected to be recognized through 2021.
Restricted Stock Units
During the nine months ended September 30, 2017, the Company granted approximately 366,000 RSUs, net of forfeitures. As of September 30, 2017 there are approximately 1,290,000 non-vested RSUs outstanding. As of September 30, 2017, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $45.0 million, which is expected to be recognized through 2021.
During the nine months ended September 30, 2017, shares with an aggregate value of $5.8 million were withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.
ESPP Shares
In December 2016, the Company’s Board of Directors suspended the 2012 ESPP. During the nine months ended September 30, 2017, no shares of the Company’s common stock were issued under the 2012 ESPP.
(8) Employee Benefit Plans
The Company has a 401(k) defined contribution plan and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ base compensation per year. Matching contributions are fully vested and non-forfeitable at all times. The Company recorded expenses related to employer matching contributions of $0.7 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.
(9) Other Expense, Net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency gain (loss)	$(192)	$192	$1,467	$739
Change in fair value of contingent consideration	—	(130)	—	(974)
Interest income	322	40	628	113
Total income (expense)	$130	$102	$2,095	$(122)
(10) Income Taxes
The Company’s effective tax rates were 12.2% and 17.6% for the three months ended September 30, 2017 and 2016, respectively, and 31.0% and 29.9% for the nine months ended September 30, 2017 and 2016, respectively.  In the three and nine months ended September 30, 2017, the Company incurred a discrete benefit relating primarily to the tax effect of the domestic production activities deduction claimed on the Company’s 2016 tax return, which was substantially completed in the third quarter of 2017. The net effect of discrete items decreased the effective tax rate for the three and nine months ended September 30, 2017 by 17.5% and 2.0%, respectively. In the three and nine months ended September 30, 2016, the Company incurred a discrete tax benefit related primarily to the Company’s completion of a study which determined the amount of the U.S. Research and Development tax credit for the years 2013 to 2015 to which it was entitled. The net effect of discrete items decreased the effective tax rate for the three and nine months ended September 30, 2016 by 22.3% and 10.0%, respectively.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to an increase of income in foreign jurisdictions with lower statutory rates.
During the three and nine months ended September 30, 2017 and 2016, unrecognized tax benefits recorded by the Company for uncertain tax positions taken in prior years increased by $0.3 million. During the three months ended

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

September 30, 2016, unrecognized tax benefits recorded by the Company for uncertain tax positions taken in prior years were $1.0 million. During the nine months ended September 30, 2016, the Company’s recognized tax benefits of $1.0 million were offset by a recognized tax benefit of approximately $1.0 million related to the release of a reserve for uncertain tax positions due to a lapse in the statute of limitations, resulting in a net amount recorded that was not material. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three and nine months ended September 30, 2017 and 2016.
As of September 30, 2017, the Company had approximately $12.8 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. It is currently not practicable for the Company to calculate the associated unrecognized deferred tax liability.
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
A reconciliation of assumed exercised shares used in calculating basic and diluted net income per share follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares outstanding:
Basic	34,643	35,036	34,607	35,123
Stock options and ESPP shares	408	473	458	434
Unvested RSUs and restricted stock awards	126	315	274	298
Diluted	35,177	35,824	35,339	35,855

Dilutive securities included in the calculation	1,066	2,097	1,543	1,940
Anti-dilutive securities excluded from the calculation	1,554	856	1,244	1,061
(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
North America	$55,827	$49,221	$161,396	$145,928
Europe	45,075	39,382	131,712	119,662
Rest of the world	40,161	34,470	112,174	98,554
Total revenue	$141,063	$123,073	$405,282	$364,144

The United States, included in North America in the above table, accounted for 36% of consolidated revenue for the three months ended September 30, 2017 and 2016, and 36% of total revenue for the nine months ended September 30, 2017 and 2016. The United Kingdom, included in Europe in the above table, accounted for 9% of total revenue for the three months ended September 30, 2017 and 2016, and 9% and 10% of total revenue for the nine months ended September 30, 2017 and 2016, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s long-lived tangible assets were located as follows (in thousands):

	September 30,	December 31,
	2017	2016
North America	$75,771	$54,913
Europe	1,925	1,141
Rest of the world	74	47
Total long-lived tangible assets	$77,770	$56,101
The United States, included in North America in the above table, accounted for 95% of total long-lived tangible assets as of September 30, 2017 and December 31, 2016.
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
Our global marketplace brings together users and contributors of creative content by providing a readily-searchable collection of content that our customers can pay to license and incorporate into their work and by compensating contributors as their content is licensed to our customers. More than 1.7 million active, paying customers contributed to our revenue for the twelve-month period ended September 30, 2017. As of September 30, 2017, more than 300,000 approved contributors made their creative content available in our collection, which has grown to more than 150 million images and has grown to include more than 8.3 million video clips. This makes our collection of creative content one of the largest of its kind, and we delivered more than 128 million paid downloads across all of our brands during the nine months ended September 30, 2017. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry during that period.
During the three months ended September 30, 2017, in addition to the increase in creative content provided by our contributors, we also launched several new and improved product features, including enhanced product offerings as follows:

•
In July 2017, we completed our acquisition of Flashstock Technologies, Inc. (“Flashstock”) for a total purchase price of $51.2 million. Flashstock is a Toronto-based company that enables the creation of custom content through a proprietary software platform, and will serve as the foundation for Shutterstock Custom, which was launched in September 2017.

•
In September 2017, we unveiled a number of enhancements to our suite of plugins for the Adobe Creative Cloud® desktop applications. These enhancements add compatibility directly within the Adobe Premiere Pro®, Adobe Illustrator®, and Adobe InDesign® applications, marking the first time that we have made our high-quality video collection available through a plugin. In addition to added compatibility, the plugins provide feature enhancements such as streamlined workflow, design previews, content curation, and simple licensing within the applications.

•
In September 2017, we launched direct integration in the Google Slides application, allowing users to search our image library and edit any visual content within their presentations using Shutterstock Editor.

Through our two-sided marketplace, we generate revenue by licensing creative content to our customers, which is offset by paying royalties to contributors each time their content is delivered to a customer for use. During the nine months ended September 30, 2017, 63% of our revenue and the majority of our content licenses came from users of our e-commerce platform. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license, or for customers with other content needs, we offer simple, affordable, a la carte content licenses. For larger organizations or those with unique content, licensing, and workflow needs, our dedicated enterprise sales, service, and research teams are able to provide a number of enhancements to their creative workflows beyond the use-cases available on our e-commerce platform.
Each time an image, video clip or music track is delivered to a customer for use, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue, and are typically paid to contributors on a monthly basis, subject to withholding taxes and certain payout minimums. Royalties represent the largest component of our operating expenses (and are reported within cost of revenue) and tend to increase proportionally with revenue. In addition to content sourced through direct submission through our web properties, content may also be obtained through exclusive distribution agreements with strategic partners or through the direct acquisition of a content library or archive. In certain cases, we will enter into arrangements with contributors whereby we guarantee a minimum royalty to a contributor or strategic partner, usually paid up-front, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. In recent years, we have made a number of enhancements to our content libraries through the direct acquisition of content and through entering into several such agreements and partnerships.
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
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have been a significant percentage of revenue. Since we believe the market for creative content is at an early stage, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the creative content that they need, the degree to which we make use of the large quantity of data we collect about images, videos and music and search patterns, and the degree to which our websites have been localized for international audiences. To this end, we have invested aggressively in product development and hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. Approved and licensable high-quality content in the Shutterstock collection exceeded 150 million images and 8.3 million video clips as of September 30, 2017, making it one of the largest libraries of its kind.
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except revenue per download)
Paid downloads (during the period)	41.9	41.2	128.1	125.8
Revenue per download (during the period)	$3.23	$2.91	$3.06	$2.83
Content in Our Collection (end of period):
Images	155.8	102.7	155.8	102.7
Video Clips	8.3	5.4	8.3	5.4
Paid Downloads
Measuring the number of paid downloads that our customers make in any given period is important because downloads are the primary method of delivering licensed content, which drives a significant portion of our revenue and contributor royalties. For customers that choose to purchase content à la carte, each incremental content license results in incremental recognition of revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each incremental content license, but we believe that download activity is an important measure of the value that a customer is getting from a subscription. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations, video clips or music tracks, excluding custom content, re-downloads of content that a customer has downloaded in the past (which do not generate incremental revenue or contributor royalty expense) and downloads of content that is offered to customers for no charge, including our free image of the week and content made available through our Freestock product (which we make available as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding the impact of revenue that is not derived from or associated with paid downloads. This metric captures any changes in our pricing, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. For example, when a customer pays $49 for five images, we earn more revenue per download ($9.80 per download) than when a customer purchases a one-month subscription for $249 and downloads 100 images during the month ($2.49 per download). Revenue per download has increased over the last three years, almost entirely due to the change in product mix. During this period, pricing has remained relatively constant.
Content in our Collection
We define content in our collection as the total number of (a) images (photographs, vectors and illustrations) and (b) video clips available to customers for commercial license on shutterstock.com at any point in time. We exclude content from this collection metric that is not uploaded directly to our site but is available to our customers through an application program interface, custom content and certain content that may be licensed for editorial use only. We record this metric as of the end of a period. Offering a large selection of content allows us to acquire and retain customers and, therefore, we believe that broadening our selection of high-quality content is an important driver of our revenue growth.
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
Our management uses this non-GAAP financial measure, in conjunction with GAAP financial measures, as an operating measure to help evaluate our business and in making financial and operational decisions. Management believes that providing a measure of period-over-period revenue growth on a constant-currency basis is useful to investors to provide them with disclosures of our revenue trends and overall business on the same basis as that which is used by management and because this metric eliminates the effect of foreign currency fluctuations that are not directly attributable to our underlying operating performance and are outside management’s control. Additionally, management believes that providing this non-GAAP financial measure enhances the comparability for investors in assessing our financial reporting. However, non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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

Revenues generated from each of the sales channels are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
E-Commerce	$85,910	$80,803	$255,613	$244,190
Enterprise	49,322	38,175	134,129	108,683
Other	5,831	4,095	15,540	11,271
Total Revenue	$141,063	$123,073	$405,282	$364,144
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
Income Taxes. We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of September 30, 2017, we have not recorded any such valuation allowances.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statements of Operations:
Revenue	$141,063	$123,073	$405,282	$364,144
Operating expenses:
Cost of revenue	58,812	50,184	168,512	150,492
Sales and marketing	36,008	32,977	105,620	91,636
Product development	13,340	11,604	37,276	34,800
General and administrative	27,333	17,020	74,716	54,629
Total operating expenses	135,493	111,785	386,124	331,557
Income from operations	5,570	11,288	19,158	32,587
Other income (expense), net	130	102	2,095	(122)
Income before income taxes	5,700	11,390	21,253	32,465
Provision for income taxes	698	1,999	6,582	9,692
Net income	$5,002	$9,391	$14,671	$22,773
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	42%	41%	42%	41%
Sales and marketing	26%	27%	26%	25%
Product development	9%	9%	9%	10%
General and administrative	19%	14%	18%	15%
Total operating expenses	96%	91%	95%	91%
Income from operations	4%	9%	5%	9%
Other income (expense), net	—%	—%	1%	—%
Income before income taxes	4%	9%	5%	9%
Provision for income taxes	—%	2%	2%	3%
Net income	4%	8%	4%	6%
__________________________________
Note: Percent totals may not sum exactly, due to rounding

Comparison of the Three Months Ended September 30, 2017 and 2016
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$141,063	$123,073	$17,990	15%
Operating expenses:
Cost of revenue	58,812	50,184	8,628	17
Sales and marketing	36,008	32,977	3,031	9
Product development	13,340	11,604	1,736	15
General and administrative	27,333	17,020	10,313	61
Total operating expenses	135,493	111,785	23,708	21
Income from operations	5,570	11,288	(5,718)	(51)
Other income (expense), net	130	102	28	*
Income before income taxes	5,700	11,390	(5,690)	(50)
Provision for income taxes	698	1,999	(1,301)	*
Net income	$5,002	$9,391	$(4,389)	(47)%
__________________________________
*    Not meaningful
Revenue
Revenue increased by $18.0 million, or 15%, to $141.1 million in the three months ended September 30, 2017 compared to the same period in 2016. Excluding the impact of foreign currency fluctuations, revenue increased 14% in the three months ended September 30, 2017 compared to the same period in 2016. Increased activity by our enterprise customers was the primary driver of our revenue growth during the period, which in turn drove an 11% increase in revenue per download as compared to the prior year. In addition, we continued to grow our e-commerce customer base and undertake initiatives focused on broadening our subscription product offerings, giving customers a greater choice of content plans to meet their needs. We believe these offerings will lead to sustained customer engagement over longer periods. In the three months ended September 30, 2017 and 2016, we delivered 41.9 million and 41.2 million paid downloads, respectively, and our revenue per download increased to $3.23 for the three months ended September 30, 2017 from $2.91 for the three months ended September 30, 2016.
In addition, revenue from North America increased by $6.6 million, or 13%, to $55.8 million in the three months ended September 30, 2017 compared to the same period in 2016, revenue from Europe increased by $5.7 million, or 14%, to $45.1 million in the three months ended September 30, 2017 compared to the same period in 2016, and revenue from the rest of the world increased by $5.7 million, or 17%, to $40.2 million in the three months ended September 30, 2017 compared to the same period in 2016.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $8.6 million, or 17%, to $58.8 million in the three months ended September 30, 2017 compared to the same period in 2016. Royalties increased $3.0 million, or 9%, which is attributable to the increase in revenue during the period. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and product mix and to a lesser extent due to the contributors’ achievement of royalty target thresholds. Costs associated with website hosting and depreciation and amortization increased by $5.9 million to $9.9 million for the three months ended September 30, 2017 compared to the same period in 2016, related primarily to increased costs associated with technology and infrastructure enhancements.
Sales and Marketing. Sales and marketing expenses increased by $3.0 million, or 9%, to $36.0 million in the three months ended September 30, 2017 compared to the same period in 2016. Employee-related expenses increased by $5.1 million as a result of increased headcount, which was offset by a number of cost reductions, the largest of which was a $0.8 million decrease in advertising costs in the three months ended September 30, 2017 compared to the same period in 2016. We anticipate that our global sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new products and geographies as well as growth from new customers.

Product Development. Product development expenses increased by $1.7 million, or 15%, from $11.6 million for the three months ended September 30, 2016 to $13.3 million for the three months ended September 30, 2017. The most significant component of this increase relates to employee-related expenses and consulting costs, which increased by $2.0 million, net of capitalized amounts. We continue to increase our investment in product, engineering and quality assurance to support the increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. A significant portion of this investment is capitalized as internal-use software. We anticipate product development expenses to increase in the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses increased by $10.3 million, or 61%, to $27.3 million in the three months ended September 30, 2017 compared to the same period in 2016. The most significant component of this increase is related to employee-related expenses which increased by $5.8 million, or 75%, to $13.5 million in the three months ended September 30, 2017 due to increases in our workforce to support our growth and improved efficiency and effectiveness of our infrastructure. In addition, in the three months ended September 30, 2017, we recorded $0.5 million of expense related to ongoing long-term performance-based bonus arrangements that were entered into concurrently with the acquisition of Flashstock and are expected to be paid in 2020. The remaining change in general and administrative expenses is attributable to various operating expenses associated with the overall growth in our business.
Other Income (Expense), Net. Other expenses generally include foreign currency gains and losses and changes in the fair value of contingent consideration related to the passage of time. During the three months ended September 30, 2017, the $0.1 million of other income related to interest income, offset by the remeasurement of our non-functional currency assets and liabilities. During the three months ended September 30, 2016, we incurred expense related to the change in the fair value of contingent consideration, which was mostly offset by foreign currency gains and interest income. Foreign currency transaction gains and losses could fluctuate in future periods as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes. Income tax expense decreased by $1.3 million to $0.7 million in the three months ended September 30, 2017 compared to the same period in 2016. Our effective tax rate for the three months ended September 30, 2017 and 2016 was 12.2% and 17.6%, respectively. During the three months ended September 30, 2017, we incurred a net discrete tax benefit related primarily to the tax effect the domestic production activities deduction claimed on the Company’s 2016 tax return that was substantially completed in the third quarter of 2017, which decreased our effective tax rate by 17.5%. During the three months ended September 30, 2016, we incurred a net discrete tax benefit related to the U.S. Research and Development credit claimed for the years 2013-2015, which decreased our effective tax rate by 22.3%. Excluding these discrete items, our effective tax rate would have been 29.7% and 39.9% for the three months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate excluding discrete items for the three months ended September 30, 2017 resulted from benefits relating to the 2017 U.S. Research & Development tax credit and an increase of income in foreign jurisdictions with lower statutory rates.

Comparison of the Nine Months Ended September 30, 2017 and 2016
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$405,282	$364,144	$41,138	11%
Operating expenses:
Cost of revenue	168,512	150,492	18,020	12%
Sales and marketing	105,620	91,636	13,984	15%
Product development	37,276	34,800	2,476	7%
General and administrative	74,716	54,629	20,087	37%
Total operating expenses	386,124	331,557	54,567	16%
Income from operations	19,158	32,587	(13,429)	(41)%
Other expense, net	2,095	(122)	2,217	*
Income before income taxes	21,253	32,465	(11,212)	(35)%
Provision for income taxes	6,582	9,692	(3,110)	*
Net income	$14,671	$22,773	$(8,102)	(36)%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $41.1 million, or 11%, to $405.3 million in the nine months ended September 30, 2017 compared to the same period in 2016. Excluding the impact of foreign currency fluctuations, revenue for the nine months ended September 30, 2017 increased 12% as compared to the same period in the prior year. We continue to grow our customer base and undertake initiatives focused on broadening our subscription product offerings, giving customers a greater choice of content plans to meet their needs. We believe these offerings will lead to sustained customer engagement over longer periods. As a result of these initiatives, the increase in revenue was primarily attributable to a 2% increase in the number of paid downloads, the acquisition of new customers and increased activity by our enterprise customers, driving an 8% increase in revenue per download. In the nine months ended September 30, 2017 and 2016, we delivered 128.1 million and 125.8 million paid downloads, respectively, and our average revenue per download during these periods was $3.06 and $2.83, respectively.
In addition, revenue from North America increased by $15.5 million, or 11%, to $161.4 million in the nine months ended September 30, 2017 compared to the same period in 2016, revenue from Europe increased by $12.1 million, or 10%, to $131.7 million in the nine months ended September 30, 2017 compared to the same period in 2016, and revenue from the rest of the world increased by $13.6 million, or 14%, to $112.2 million in the nine months ended September 30, 2017 compared to the same period in 2016.
Cost and Expenses
Cost of Revenue.   Cost of revenue increased by $18.0 million, or 12%, to $168.5 million in the nine months ended September 30, 2017 compared to the same period in 2016. Royalties increased $5.2 million, or 5%,  which was attributable to the increases in revenue and paid downloads during the period. We anticipate royalties will continue growing in absolute dollars as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period primarily due to customer usage and product mix and to a lesser extent due to the contributors’ achievement of royalty target thresholds. Costs associated with website hosting and depreciation and amortization increased by $14.5 million to $26.0 million in the nine months ended September 30, 2017 compared to the same period in 2016, related primarily to increased costs associated with technology and infrastructure enhancements, which were partly offset by a decline in various other costs related to revenue.
Sales and Marketing.   Sales and marketing expenses increased by $14.0 million, or 15%, to $105.6 million in the nine months ended September 30, 2017 compared to the same period in 2016. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $8.2 million, or 18%, for the nine months ended September 30, 2017 compared to the same period in 2016 as a result of increased spending on affiliate, search advertising and other new channels. We anticipate that our global advertising spend will continue to increase in absolute dollars for the foreseeable future, as we continue to pursue growth through new products and geographies as well as growth from new customers.

Product Development.   Product development expenses increased by $2.5 million, or 7%, to $37.3 million for the nine months ended September 30, 2017 as compared to $34.8 million for the same period in 2016. The increase was driven by a $1.4 million increase in employee-related expenses, excluding compensation, and a $1.1 million increase in employee compensation and consulting costs, net of capitalized amounts. We continue to increase our investment in product, engineering and quality assurance to support the increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities. A significant portion of this investment is capitalized as internal use software. We anticipate product development expenses to increase in the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.   General and administrative expenses increased by $20.1 million, or 37%, to $74.7 million in the nine months ended September 30, 2017 compared to the same period in 2016. The most significant component of this increase is related to employee-related expenses, which increased by $11.6 million, or 46%, to $36.9 million in the nine months ended September 30, 2017 due to increases in our workforce to support our growth and improved efficiency and effectiveness of our infrastructure. Additionally, professional service fees increased $6.0 million as compared to the nine months ended September 30, 2016, primarily related to specialized services pertaining to the implementation of several large-scale business solutions aimed at increasing internal efficiency and functionality to best support our organizational growth. In the nine months ended September 30, 2017, we also recorded $0.5 million of expense related to ongoing long-term performance-based bonus arrangements that were entered into concurrently with the acquisition of Flashstock and are expected to be paid in 2020. The remaining growth in general and administrative expenses is attributable to various operating expenses associated with the overall growth in our business.
Other Income/(Expense), Net. Other expenses generally include foreign currency gains and losses and changes in the fair value of contingent consideration related to the passage of time.  During the nine months ended September 30, 2017, $2.1 million of other income related to the remeasurement of our non-functional currency assets and liabilities and interest income. During the nine months ended September 30, 2016, we incurred expense related to the change in the fair value of contingent consideration, which was mostly offset by foreign currency gains. Foreign currency transaction gains and losses could fluctuate in future periods as we continue to expand our international operations and increase the volume of business transacted in currencies other than the U.S. dollar.
Income Taxes.   Income tax expense decreased by $3.1 million to $6.6 million in the nine months ended September 30, 2017 compared to the same period in 2016. Our effective tax rate for the nine months ended September 30, 2017 and 2016 was 31.0% and 29.9%, respectively. During the nine months ended September 30, 2017, we incurred a net discrete tax benefit relating primarily to the tax effect of the domestic production activities deduction claimed on the Company’s 2016 tax return that was substantially completed in the third quarter of 2017, which decreased our effective tax rate by 2.0%. During the nine months ended September 30, 2016, we incurred a net discrete tax benefit related primarily to the U.S. Research and Development tax credit for the years 2013 to 2015, which decreased our effective tax rate by 10.0%. Excluding these discrete items, the effective tax rate would have been 33.0% and 39.9% during the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate excluding discrete items for the nine months ended September 30, 2017 resulted from benefits relating to the 2017 U.S. Research & Development tax credit and an increase of income in foreign jurisdictions with lower statutory rates.
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

Liquidity and Capital Resources
As of September 30, 2017, we had cash and cash equivalents and short-term investments totaling $235.3 million. Cash and cash equivalents, which consist primarily of money market mutual funds and checking account balances, were $212.8 million. Our short-term investments, all of which mature in 90 days or less, were $22.5 million. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Acquisition of Flashstock Technology, Inc.
On July 7, 2017, we completed our acquisition of Flashstock Technology, Inc. (“Flashstock”) for approximately $51.2 million, pursuant to a definitive agreement dated June 27, 2017. The total purchase price consists of cash payments of $50.9 million paid from existing cash on hand during the three months ended September 30, 2017, and an additional estimated cash payment of $0.3 million is expected to be paid for the settlement of working capital adjustments in the fourth quarter of 2017.
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
As of September 30, 2017, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. As of September 30, 2017, we had $100.0 million remaining for share repurchases under this program.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to acquiring additional servers and network connectivity hardware and software, enhancements to the functionality of our current platform, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. In March 2017, we paid the full amount of the contingent purchase price for PremiumBeat of approximately $10.0 million. See Note 6 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of September 30, 2017.
Cash Flows
The following table summarizes our cash flow data for the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$71,510	$76,178
Net cash used in investing activities	$(59,991)	$(38,942)
Net cash used in financing activities(1)	$(33,144)	$(38,232)
_______________________________________________________________________________

(1)	Includes repurchase of common stock under the share repurchase program for the nine months ended September 30, 2017 and 2016. No distributions or dividends have been paid during the periods presented.

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
Net cash provided by operating activities was $71.5 million for the nine months ended September 30, 2017, compared to $76.2 million for the nine months ended September 30, 2016. In the nine months ended September 30, 2017, operating cash flows were impacted favorably by changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. The impact of these changes were partly offset by the March 2017 payment of the contingent consideration related to the PremiumBeat acquisition.
Investing Activities
Cash used in investing activities in the nine months ended September 30, 2017 was $60.0 million, consisting primarily of cash used in the acquisition of Flashstock of $49.5 million, net of cash acquired, capital expenditures of $37.6 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs and $2.6 million paid to acquire the rights to distribute certain digital content in perpetuity. In addition, we decreased our position in short-term investments by $32.8 million, net of purchases.
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
Financing Activities
Cash used in financing activities in the nine months ended September 30, 2017 was $33.1 million, consisting primarily of $25.0 million paid for share repurchases during the period. Cash used in financing activities also included $3.7 million, which was paid in settlement of contingent consideration liabilities related to the 2015 acquisition of PremiumBeat and $5.8 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $1.4 million from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities in the nine months ended September 30, 2016 was $38.2 million, consisting primarily of $44.9 million paid for share repurchases during the period and $2.4 million which was paid to certain former shareholders of Webdam in settlement of the contingent purchase price liability established at the acquisition date, which was partially offset by proceeds of approximately $9.0 million from the issuance of common stock in connection with the exercise of stock options and the sale of stock under our employee stock purchase plan.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate future minimum lease payments under the lease, as amended, are approximately $79.2 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of September 30, 2017, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash on our consolidated balance sheet as of September 30, 2017.
Additionally, as of September 30, 2017, aggregate future minimum lease payments under other operating leases are approximately $7.3 million.
As of September 30, 2017, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2017 and for the fiscal years ending December 31, 2018, 2019 and 2020 were approximately $5.6 million, $16.2 million, $11.7 million and $8.6 million, respectively.

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

On March 27, 2017, the Facility was amended to reduce the maximum lending amount to $3.0 million.  As of September 30, 2017, the Transaction Party has borrowed $1.3 million under the Facility. The Company has reported this amount in other non-current assets.

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
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
We did not have any long-term borrowings as of September 30, 2017.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 34% and 32% for the three months ended September 30, 2017 and 2016, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar. However, changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Based on our foreign currency denominated revenue for the nine months ended September 30, 2017, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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

Our historical revenue by currency is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$25,663	€21,852	$19,734	€17,688	$72,847	€65,454	$58,941	€52,804
British pounds	12,676	£9,689	11,097	£8,450	35,451	£27,802	34,633	£24,863
All other non-U.S. currencies(1)	10,199		8,941		28,363		24,897
Total foreign currency	48,538		39,772		136,661		118,471

U.S. dollar	92,525		83,301		268,621		245,673
Total revenue	$141,063		$123,073		$405,282		$364,144

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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management is in the process of reviewing the operations of Flashstock, which we acquired in July 2017, and implementing our internal control structure over the operations of the recently acquired entity. Except for the preceding change, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K which could materially affect our business, financial condition or future results. During the three months ended September 30, 2017, there were no material changes to the risk factors described in our 2016 Form 10-K.
Item 6.        Exhibits.
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: October 31, 2017	By:	/s/ Steven Berns
Steven Berns
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Dated: October 31, 2017	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1
Transition Agreement and General Release, dated August 3, 2017 between the Company and David Giambruno (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2017 (File No. 001-35669))

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