Form 10-K
period 2017-12-31
Shutterstock, Inc.
filed 2018-02-22
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates was approximately $813,552,338, based on the last reported sale price of the registrant’s common stock on that date. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the outstanding common stock of the registrant at June 30, 2017. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On February 16, 2018, 34,745,837 shares of the registrant’s common stock were outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2018, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Form 10-K
For the Fiscal Year Ended December 31, 2017

PART I

FORWARD-LOOKING STATEMENTS
        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition, new or planned features, products or services, or management strategies. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. However, not all forward-looking statements contain these words. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat” and “Webdam” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.    Business.
Overview
Shutterstock is a global technology company that offers an e-commerce platform for high-quality digital content, tools and services to creative professionals. The digital content licensed by our customers includes: (a) imagery, consisting of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) music, consisting of high-quality music tracks and sound effects, which is often used to complement digital imagery. We also offer digital asset management services through Webdam, our cloud-based digital asset management service. Webdam provides tools for customers to better manage creative content and brand management assets.
Our platform brings together users and contributors of creative content by providing a readily-searchable collection of content that our customers may pay to license and incorporate into their work and by compensating contributors as their content is licensed to our customers. For customers seeking specialized content, we also create custom, on-brand content through our platform by matching our global contributor network against the unique needs of our customers. This model allows us to offer customers a fast and scalable way to produce cost-effective content that is in line with the visual footprint of their brand. The processes we maintain to properly license content and the indemnification protections we provide allow individuals and businesses of all sizes, including media agencies, publishers and creative service providers, to license creative content with the confidence to utilize the licensed content to meet their unique commercial or editorial needs.
We believe that our licensing model and e-commerce platform drive a high volume of download activity that in turn provides a high volume of search, download and other customer behavioral data that enables us to continuously improve the quality and accuracy of our proprietary search algorithms, including keyword and similar image identification, and encourages the creation and contribution of new content to meet our customers’ needs. We enable users to search and discover content to meet their unique needs by searching our collection and previewing our content at no cost prior to licensing.
Our Products
We offer licenses for a variety of content types, including current, archival and commissioned photographs, illustrations, vector art, video clips and music tracks. Generally, we provide our content under a royalty-free non-exclusive license and each piece of content available for license has been vetted by a team of reviewers to ensure that it meets our standards of quality and can be appropriately licensed for commercial or editorial use. We provide several content offerings across our e-commerce platform, as follows:

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

•
Offset - For high-impact use cases that require extraordinary imagery, our Offset brand provides authentic and exceptional imagery, featuring work from top assignment photographers and illustrators from around the world, in addition to work from established and respected collections such as National Geographic® and The Licensing Project™. Every image in the collection is hand-selected, chosen for its artistic distinction and narrative quality, and is curated into specific categories such as lifestyle, food, travel and fashion.

•
Shutterstock Custom - Shutterstock Custom is a complementary offering of Shutterstock’s creative platform that fulfills marketers’ need to scale high-quality and unique branded content including photos, videos, GIFs, cinemagraphs and 360° video. Shutterstock Custom is powered by the expertise and proprietary technology that we acquired through our acquisition of Flashstock Technology, Inc. (“Flashstock”) in 2017, and which we expect to grow in the future as we continue our expansion in the market for custom content creation.

•
Shutterstock Editorial - Shutterstock Editorial provides editorial imagery, such as entertainment, sports and news images, to a broad range of customers from independent bloggers to traditional media outlets by providing a real-time feed of editorial content and an extensive archive of photos and videos. We acquired Rex Features in 2015 and in the past several years, we have entered into distribution agreements with a number of leading editorial image agencies and industry partners, continuing our expansion into the market for editorial content.

•
Shutterstock Music - Shutterstock Music provides thousands of high-quality audio tracks and sound effects at affordable prices, giving businesses, marketers, producers and filmmakers access to the audio content they need to bring their ideas to life. We acquired PremiumBeat in 2015 to enhance the depth of our existing music library and the quality of our overall offering in the marketplace.

In addition to our content products, we also provide workflow tools and digital asset management services for enterprise businesses:

•
Editor - Shutterstock Editor is a free in-browser cloud-based tool that provides a robust solution for creative professionals to quickly size, edit and enhance content for immediate social media and other publishing.

•
Webdam - Webdam provides tools to marketing and creative teams through its digital asset management service. Webdam’s products help organizations manage, search, distribute and collaborate on creative and other brand-building activities to reach new audiences.

On February 15, 2018, the Company entered into an asset purchase agreement to sell the Webdam business for an aggregate purchase price of approximately $49.1 million. The purchase price, subject to adjustments typical for transactions of this type, is payable in cash at closing, which is expected to occur on or about February 26, 2018.
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

•
Enterprise: Our base of enterprise customers is mainly composed of creative professionals and large organizations with unique content, licensing and workflow needs. Customers of this size benefit from dedicated sales, service and research teams which provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, invoicing and the ability to pay on credit terms, increased indemnification protection, multi-brand licensing packages and content licensed for use-cases outside of those available on our e-commerce platform.

•
Other: Other sales channels include sales of Webdam’s digital asset management offerings which are made available through annual software-as-a-service subscription plans, and content licensed outside of our e-commerce and enterprise channels, including through application program interfaces that allow our content to be licensed through third-party websites, applications and software.

Revenues generated from each of the sales channels are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
E-Commerce	$347,998	$328,378	$303,998	$263,053	$204,509
Enterprise	186,047	149,969	109,900	59,902	30,688
Other	23,066	15,970	11,251	5,016	318
Total Revenue	$557,111	$494,317	$425,149	$327,971	$235,515

Our Customers
We serve a diverse array of customers across a variety of industries, organizational sizes and geographies. For the year ended December 31, 2017, more than 1.8 million customers in more than 150 countries licensed revenue-generating content, with approximately 39%, 33% and 28% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Our top 25 customers in the aggregate accounted for less than 5% of our revenue in 2017. Our customers are classified among three categories, as follows:

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

Content Contributors and Content Review Process
Our collection of creative content is provided by a community of contributors from around the world and is vetted by our proprietary technology and specialized team of reviewers to ensure that it meets our standards of quality and licensability. Whether photographers, videographers, illustrators, designers or musicians, our community of more than 350,000 approved contributors as of December 31, 2017 ranges from part-time enthusiasts to full-time professionals, and all of them must meet the content standards that our customers have come to expect from Shutterstock. Supplementing the content in our collection, enabled by our acquisition of Flashstock, we launched Shutterstock Custom in 2017, which connects business customers with a vast network of contributors from whom to request custom branded imagery to meet their most specific content needs. The content contributed by our five highest-earning contributors was together responsible for less than 5% of downloads in 2017.
The breadth and quality of our content offerings are critical to our success, and we have created an easy-to-use online account creation process, through which we enable contributors to create an account, become verified, submit content, and once approved for submission, upload content onto our platform for licensing. We evaluate content submissions based on certain technical and legal criteria to ensure we maintain the quality and integrity of our content library, including whether applicable releases have been obtained, whether third-party intellectual property is excluded and seeking to minimize other technical concerns such as excess noise or focus issues. As of December 31, 2017, over 260 million images and video clips have been submitted from verified contributor accounts. For each content submission that is not approved during the review process, we notify the contributor by email with an explanation why the image was not published, including guidance on our standards and insight into customers’ expectations; we believe that this feedback is valuable to contributors and enhances the quality of future content submissions as well as our customers’ experience.
We use proprietary computer vision technology along with a trained team of reviewers to complete a comprehensive evaluation of all content submissions.  Our content review process is highly efficient, and our content review team strives to evaluate and process images and video clips within 24 hours of submission to make them available for license on our sites, while working to continually improve our process to reduce review time.
Contributors are required to add a descriptive title and up to 50 keywords to each image and video clip submitted.  We guide our contributors to provide terms that not only describe literally the objects in the image or clip, but also what is conveyed conceptually and thematically.  We provide technical keywording assistance to contributors through our suggested keyword tools, which include a tool that leverages our proprietary computer vision technology to automatically suggest keywords based on visually similar images.  We have compiled a vast amount of data relating to the content in our collection, including keywords and aggregated customer behavioral data, which combined with our proprietary computer vision and artificial intelligence technology, drives discovery of content through our search algorithms and search engine optimization (SEO), therefore empowering customers to discover the content best suited for their needs.
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

We provide different earnings structures to contributors based on content type and customers’ licensing needs:

•
Images.    Contributors of photographs, vectors and illustrations to our e-commerce platform typically earn a royalty each time their images are licensed and the type of license obtained for the image downloaded. The exact amount earned is determined by the type of license obtained and our published earnings schedule which is based on (i) the contributor’s total historical earnings paid by us, which determines the contributor’s earnings tier; and (ii) the purchase option under which the content was licensed. Contributors are able to earn more per download when images are licensed under our custom licensing options or are licensed for editorial use only and, in these instances, can earn up to 50% of the sales price for a licensed image.

•
Video Clips and Music.    Contributors of video clips and music tracks also typically earn a royalty each time their video clips or music tracks are licensed. When a contributed video clip or music track is licensed, the contributor is typically paid between 30% and 50% of the sales price per download.

In addition to content sourced through direct submission to our e-commerce platform, we also obtain all types of content through exclusive distribution agreements with strategic partners or through the direct acquisition of content, content libraries or archives. In certain cases, we enter into arrangements with contributors or strategic partners whereby we guarantee a minimum royalty, usually paid up-front, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. When we license content that has been obtained through direct acquisition, we pay no royalties. In recent years, we have enhanced our content collection through the direct acquisition of content and through entering into several such agreements and partnerships. We have also enhanced our collections and our content acquisition capabilities through our acquisitions of PremiumBeat, Rex Features, The Picture Desk Limited, and Flashstock. We continue to seek opportunities for direct acquisition and strategic partnerships to enhance our collection and provide customers with relevant and high-quality content.
Technology and Infrastructure
Our technology is critical to our business and we have developed proprietary technology and a robust infrastructure to power our products and services. We believe that delivering intuitive, fast and effective user experiences, supported by scalable technology platforms, is critical to our success.
We employ technology to support our public-facing websites and our back-office systems. In developing and enhancing these sites and systems, we focus our internal development efforts on creating and enhancing specialized proprietary software that is unique to our business and we leverage commercially available and open source technologies for our more generalized needs.
Our customer-facing software enables users to search the millions of digital images, vectors, illustrations, video clips and music tracks available in our collection or request custom branded content and then select, organize, pay for, license and download the content that suits their individual needs. Our proprietary search algorithms evolve automatically based on behavioral data, with each search and download that a user performs on our platform providing our search engine with additional information to improve search results in subsequent queries. We consider the data that we have collected and the search technology that it powers to be an important proprietary asset that allows us to provide exceptional service to our customers and enable our business.
We also continue to build and launch innovations to the customer experience. In 2016 we launched Shutterstock Editor to further enhance the customer experience by providing users the ability to customize certain content without leaving their browser, improving the customer’s workflow and eliminating time-consuming steps in the creative process, and we have continued to improve the features, functionality and availability of this tool during 2017. We continue to invest in the localization of our e-commerce platform across many countries and regions, allowing customers to search and make purchases in a variety of languages and currencies.
Another of our customer-facing software platforms is Webdam, which services a broad range of enterprise customers by offering a more seamless experience to enterprise users as they license, store and share digital assets through Webdam’s cloud-based software platform.
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
Our systems infrastructure is hosted by industry-leading third-party hosting providers that offer 24-hour monitoring, high-speed network access, auxiliary power generators and back-up systems. In 2017, we made additional investments in our infrastructure to improve our customer experience and to increase the velocity of product development by enabling developer productivity, and expect this investment to continue in 2018 to the extent we believe such investments will improve the long-term profitability of the business. Third-party public cloud hosting and enhancements to our code base have already enabled us to add new product offerings to our platform with increased speed and experimentation. We believe continued use of public cloud hosting will allow us to further diversify our product offerings, reach new customers and contributors around the world and, by removing inhibitors related to our infrastructure, enable our developers to rapidly deploy new products, features and functionality. Further, by delivering an application programming interface (API) driven infrastructure, we believe that our technology teams will be able to focus their resources on revenue-generating activities, rather than on operations and maintenance. We maintain multiple production data centers to provide rapid content delivery to our customers and to support business continuity in the event of an emergency. We have expanded our use of content delivery network solutions to help enable our customers around the world to have sustained and reliable high-speed access to our content marketplace. Network, website, service and hardware-level monitoring, coupled with remote-content monitoring, allow our systems to maintain a high level of uptime and availability with high-performance delivery.
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
Marketing and Customer Support
We reach new customers through a diverse set of performance and brand marketing channels including paid search, online display advertising, print advertising, tradeshows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. We also use customer relationship management (CRM) marketing to grow the lifetime value of our existing customers. Our marketing activities aim to raise awareness of our brands and attract paying customers to our websites and our direct sales organization by promoting the key value propositions of our offerings: diverse and high-quality content, intuitive and efficient interfaces and economical content options.
As our marketing efforts attract additional paying customers and generate more revenue for us, our contributors are also able to receive increased earnings from us. Increasing contributor earnings helps attract more content submissions, which in turn helps Shutterstock convert and retain even more paying customers. We believe the high degree of satisfaction that customers have with our product drives word-of-mouth recommendations, which helps our marketing efforts attract an even broader audience than we reach directly. Therefore, we believe our marketing efforts have a self-reinforcing network effect, which powers the growth and success of our marketplace.
In addition to outbound marketing activities, our customer service teams assist users worldwide via email, chat and phone in multiple languages, 24 hours a day.
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
Direct communication with our customers, however, remains a significant component of our sales strategy and we are able to address inbound sales inquiries and outbound sales leads and offer customized content and service packages to meet our customers’ needs through the efforts of our global sales service team. We also have contractual arrangements with third-party resellers to license digital content to customers, providing access to customers in markets where we do not have a significant sales and marketing presence. Third-party resellers sell our products directly to end-user customers and remit a fixed amount to us based on the type of content plan sold.

Product Rights and Intellectual Property
Product Rights and Indemnification
All of the content that we make available to customers on our websites is offered under perpetual, royalty-free licenses, with the exception of certain custom, editorial, music, and other content with specific licensing requirements. Royalty-free means that once a customer has licensed content from us, that customer may use the associated content in accordance with the license terms in perpetuity without having to pay any ongoing royalties to us. Typically, content from our library is licensed on a non-exclusive basis, meaning that multiple customers can license the same image, video clip or music track under the applicable Shutterstock license agreement. Custom content is one-of-a-kind branded content and licensed on an exclusive basis to our customers to fulfill their specific use-cases. We do not typically require that contributors of content to our library provide their content to us on an exclusive basis, with the exception of custom content and certain editorial, music and other content to which we have exclusive distribution rights. However, once a contributor’s content is licensed through our platform, such content is forever subject to the customer’s license even if the contributor removes the image from our marketplace, except in periodic circumstances where content is removed due to concerns about third-party intellectual property rights.
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
We protect our intellectual property rights by relying on federal, state, and common law rights, including registration, in the United States and applicable foreign jurisdictions, as well as contractual restrictions. We enforce and protect our intellectual property rights through litigation from time to time, and by controlling access to our intellectual property and proprietary technology, in part, by entering into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and vendors. In this way, we have historically chosen to protect our software and other technological intellectual property as trade secrets. We further control the use of our proprietary technology and intellectual property through provisions in our websites’ terms of use and license agreements.

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
Numerous laws have been adopted at the national and state level in the United States that could have an impact on online commerce generally and on our business. These laws include, for example, the following:

•	The Digital Millennium Copyright Act (the “DMCA”) regulates digital material and created updated copyright laws to address the unique challenges of regulating the use of digital content.

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

Many of these laws and regulations have international analogues that apply to our business, have become stricter over time, and may continue to become stricter in the future.
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
In addition, there is a significant increase in non-U.S. jurisdictions considering, adopting and enforcing existing and new laws and regulations regarding a broad spectrum of data privacy, data management, data transfer/localization, marketing, anti-spam, data security and other matters related to online businesses and e-commerce, including the European Union General Data Protection Regulation (the “GDPR”), which will take effect May 25, 2018 and will govern how we can collect and process the personal data of European Union citizens. Non-U.S. laws and regulations are often more restrictive than those in the United States and often have extraterritorial application. Due to the global nature of the internet, it is possible that the governments of other states and countries might attempt to regulate our online activities such as digital transmissions, regulate our data privacy and security measures, or prosecute us for alleged violations of their laws. We might violate such laws; such laws or their interpretation or application may be modified; and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. The law relating to the liability of providers of online services for activities of their users is currently unsettled both within the United States and abroad. Claims may also be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other reasons based on the nature and content of information that we collect or use, or to or from which we provide links or that may be posted online.
In addition, from a taxation perspective, there are applicable and potential government regulatory matters that may impact the Company:

•
On December 22, 2017, H.R.1 (commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”)) was signed into law, representing a significant overhaul to the U.S. federal income tax code. The TCJA has a significant impact on our financial statements for 2017 and will have a significant impact on our financial position and results of operations in future years. We address our reasonable estimate of the impact of the provisions of the TCJA on our 2017 financial statements throughout this document. We anticipate uncertainty regarding how these provisions are to be implemented. The TCJA is also open to further interpretation and technical corrections in the U.S. and potential reaction from foreign jurisdictions, which have already expressed reservations and concerns about certain provisions of the TCJA. As we complete our analysis of the TCJA, we may refine our current estimate and make adjustments that could materially change our estimate of the total income tax impact to the Company.

Competition
We compete to be an integral component of the creative process for our customers based on a number of factors including the quality, relevance and breadth of content; ability to source new content; accessibility of content, distribution capabilities; ease and speed of search and fulfillment; content pricing models and practices; content licensing options and the degree to which users are protected from legal risk; brand recognition and reputation; the effective use of current and emerging technology; the global nature of the Company’s interfaces and marketing efforts, including the degree of localization; and customer service. We also compete for contributors on the basis of several similar factors including ease and speed of the upload and content review process; the volume of customers who license their submitted content; contributor commission models and practices; the degree to which contributors are protected from legal risk; brand recognition and reputation; the effective use of technology; the global nature of the Company’s interfaces; and customer service.
We also leverage, to the greatest extent possible, the global nature of our user interfaces and marketing efforts, including local languages, currencies and payment methods and our effective use of current and emerging technology and marketing channels to attract and retain customers and contributors. We believe that we benefit from a network effect between customers and contributors: as we have grown, our broadening audience of paying users has attracted more content from contributors, and the increasing selection of high-quality content has in turn helped to attract more customers to our sites. The success of this network effect is facilitated by the trust that users place in Shutterstock to maintain the quality and integrity of our branded marketplace, and our commitment to seamless integration into users’ creative workflows.
The industry in which we operate is intensely competitive and rapidly evolving, with low barriers to entry. Some of our current and potential significant competitors include:

•	other online platforms that feature marketplaces for stock content or creative workflow tools such as Getty Images and their iStockphoto offering and AdobeStock;

•	specialized visual content companies that are established in local, content or product-specific market segments, such as Visual China Group;

•	providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing, Warner Music Group, and EMI Music Publishing;

•	websites focused on image search and discovery such as Google Images;

•	websites for image hosting, art and related products such as Flickr;

•	other providers of cloud-based digital asset management tools;

•	social networking and social media services; and

•	commissioned photographers and photography agencies.
In addition, we compete with the alternative of creating one’s own content or choosing not to consume licensed content due to price considerations or because the user is not aware of how to access licensed content.
Employees
As of December 31, 2017, our global workforce included 1,130 full-time employees. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Germany, Canada and France, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We consider our employee relations to be satisfactory.
Segments and Geographic Areas
Information about segment and geographic revenue is set forth in Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. For a discussion of the risks attendant to foreign operations, see the information in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” under the caption “Our international operations and our continued expansion internationally expose us to many risks.” For a discussion of revenue, net income and total assets, see Part II, Item 8 of this Annual Report on Form 10-K.
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
Corporate and Available Information
We launched our marketplace in 2003, and on October 5, 2012, we reorganized as Shutterstock, Inc., a Delaware corporation, from Shutterstock Images LLC, a New York limited liability company. We completed our initial public offering, or IPO, in October 2012, and completed a follow-on offering in September 2013. Our common stock is listed on the New York Stock Exchange under the symbol “SSTK”.
Our principal office is located in the Empire State Building at 350 Fifth Avenue, 21st Floor, New York, New York 10118, and our telephone number is (646) 710-3417. Our primary website address is www.shutterstock.com. Our investor relations website is located at http://investor.shutterstock.com. In accordance with the informational requirements of the Exchange Act, we file reports, proxy and information statements and other information with the SEC. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Item 1A.    Risk Factors.
        You should carefully consider the risks and uncertainties described below, together with the financial and other information contained in this Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the following risks, such other risks or the risks described elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, actually occur, our business, financial condition, operating results, cash flow and prospects could be materially adversely affected. This could cause the trading price of our common stock to decline.

Risks Related to Our Business
The success of our business depends on our ability to continue to attract and retain customers of, and contributors to, our online platform and marketplace for creative content in a cost-efficient manner. If customers reduce or cease their spending with us, or if content contributors reduce or end their participation in our marketplace, our business will be harmed.
The continued use of our platform by customers and contributors is critical to our success. Our future performance largely depends on our ability to attract new, and retain existing, contributors and paying customers. We benefit from significant network effects: our growing audience of paying users attracts more content from contributors, which increases our content selection and in turn attracts additional paying customers, and therefore, we must regularly grow our customer base. Further, we must also ensure that our current customers remain active purchasers of our products given that the majority of our revenue is derived from customers who have purchased with us in the past. Our ability to attract new customers and contributors, and to incentivize our customers to continue purchasing our products and our contributors to add new content to our marketplace depends on several factors, including:

•	the scope of content available for licensing;

•	the effectiveness of our marketing efforts;

•	the features and functionality of our platform;

•	our current products and services and ability to expand our offerings;

•	our customers’ and contributors’ user experience in using our platform; and

•	the quality and accuracy of our search algorithms.
We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. For example, in 2017, 2016 and 2015 our advertising costs, which have historically been the most significant component of our marketing expenses, were approximately $76.6 million, $64.9 million and $53.0 million, respectively. If our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, we may not acquire new customers or our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. Further, a significant portion of our marketing spend consists of search engine marketing and a major search engine operator could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. If our marketing efforts to attract new paying customers or retain existing paying customers are not successful, we may not accomplish cost-effective acquisition of customers.
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
The industry in which we operate is intensely competitive and rapidly evolving, with low barriers to entry. We compete with a wide and diverse array of companies, from significant media companies to individual content creators. Our current and potential domestic and international competitors range from large established companies to emerging start-ups across different industries, including online marketplace and traditional stock content suppliers of current and archival creative and editorial imagery, photography, stock footage, and music; specialized visual content companies in specific geographic segments; providers of commercially licensable music; websites specializing in image search, recognition, discovery and consumption; websites that host and store images, art and other related products; providers of cloud-based digital asset management tools; social networking and social media services; and commissioned photographers and photography agencies.

We believe that the principal competitive factors in the creative content industry include: quality, relevance and breadth of content; the ability to source new content; content licensing options and the degree to which users are protected from legal risk; the effective use of current and emerging technology; accessibility of content, distribution capability, and speed and ease of search and fulfillment; brand recognition and reputation; customer service; and the global nature of a company’s interfaces and marketing efforts, including local languages, currencies, and payment methods. If our competitors use their experience and resources to provide an offering that is more attractive to customers across these categories, or if our competitors innovate and provide products faster than we can, we may be unable to compete effectively and our business will be harmed.
Many of our competitors have or may obtain significantly greater financial, marketing or other resources or greater brand awareness than we have. Some of these competitors may be able to respond more quickly to new or expanding technology and devote more resources to product development, marketing or content acquisition than we can. Additionally, some of these competitors may acquire, invest in or partner with other competitors or leverage their own image-related competencies to enter our market. While we believe that there are obstacles to creating a meaningful network effect between customers and contributors, the barriers to creating a platform that allows for the licensing of digital content or provides workflow tools are low. If competitors offer higher royalties, easier submission workflows, or less rigorous vetting processes or incentivize contributors to distribute their content on an exclusive basis, contributors may choose to stop distributing new content with us or remove their existing content from our collection. Further, as technology advances or other market dynamics make creating, sourcing, archiving, indexing, reviewing, searching or delivering creative content easier or more affordable, our existing and potential competitors may also seek to develop new products, technologies or capabilities that could render many of the products, services and content types that we offer obsolete or less competitive. For any of these reasons, we may not be able to compete successfully against our current and future competitors.
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
Our growth depends on our ability to innovate and add value to our existing e-commerce platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, a video footage clip represents significantly more data as compared to a still image, and if the proportion of our business related to video footage licensing and our video footage library continue to grow, we will need to expand and enhance our technological capabilities to ingest, store and search video content in ways that are similar to our management of images. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue to make, significant investments to support and enhance the technology and infrastructure supporting our customer and contributor facing websites and software platforms and to evolve our information processes and computer systems to more efficiently run our business and remain competitive. Our technology investments have increased, and may continue to increase, our operating costs and we may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost efficient manner, our business and results of operations may be harmed.
Our growth also depends, in part, on our ability to develop new products and services and enhance existing products and services. The process of developing new products and services and enhancing existing products and services is complex, costly and uncertain and we may not execute successfully on our vision or strategy because of challenges such as product planning and timing, technical hurdles, or a lack of resources. The success of our products depends on several factors, including our ability to:

•	anticipate customers’ and contributors’ changing needs or emerging technological trends;

•	timely develop, complete and introduce innovative new products and enhancements;

•	differentiate our products from those of our competitors;

•	effectively market our products and gain market acceptance;

•	price our products competitively; and

•	provide timely, effective and accurate support to our customers and contributors.
We may be unable to successfully identify new product opportunities or enhancements, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. There can be no assurance that products and technologies developed by others will not render our products or technologies obsolete or less competitive. If we are unsuccessful in innovating our technology or in identifying new or enhancing our existing product offerings, our ability to compete in the marketplace, to attract and retain customers and contributors and to grow our revenue could be impaired.
We face risks resulting from the digital content in our collection such as unforeseen costs related to infringement claims, potential liability arising from indemnification claims and the inability to prevent misuse.
Our digital content is licensed from copyright owners such as photographers, illustrators, videographers and composers who contribute content to our collection and, subject to our licenses with our contributors, we typically offer customers a perpetual, royalty-free license to use the content for their editorial or commercial needs. Although we have implemented measures to review the content that we accept into our collection, we cannot guarantee that each contributor holds the rights or releases he or she claims or that such rights and releases are adequate, which in turn affects the licenses granted to our customer. As a result, we and our customers have been, and in the future will likely be, subject to third-party claims, including intellectual property infringement claims, related to our customers’ use of our content.
Under our license agreements with our contributors, our contributors represent and warrant that they have the right to license content to us. Under our license agreements with our customers, we expressly represent and warrant that unaltered content downloaded and used in compliance with our license agreements and applicable law will not infringe any copyright, trademark or other intellectual property right, violate any third party’s rights of privacy or publicity, violate any U.S. law, be defamatory or libelous, or be pornographic or obscene. We offer our customers indemnification at amounts ranging from $10,000 to $250,000, with exceptions for certain products for which our indemnification obligations are uncapped, for direct damages attributable to our breach of the express representations and warranties contained in our license agreements. However, our contractual maximum liability may not be enforceable in all jurisdictions. The aggregate amount of capped indemnification liability, or the amount of uncapped indemnification liability in individual instances, may be significant. Any customers who seek indemnification claims from us may also discontinue use of our products and services, which could harm our business.
While we maintain insurance policies to cover potential intellectual property disputes, and have not historically incurred any material financial liability as a result of these indemnification obligations individually or in the aggregate, we have incurred, and will expect to continue to incur, expenses related to such claims and related settlements, which may increase over time. If a third-party infringement claim or series of claims is brought against us in excess of our insurance coverage or for uninsured liabilities, our business could suffer. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against all losses.
Further, unauthorized parties have attempted, and may in the future attempt, to improperly use the digital content in our collection and such misuse of our content may result in lost revenue and increase our risk of litigation. While we have proactively enforced our intellectual property rights, preventing misuse or infringement of our content is inherently difficult and we rely on intellectual property laws and contractual restrictions to protect our rights and the digital content in our collection. Certain countries may be very lax in enforcing intellectual property laws or have very onerous and time-consuming requirements to enforce intellectual property rights. Litigation in those countries will likely be costly and ineffective. Consequently, these intellectual property laws afford us only limited protection. We cannot guarantee that we will be able to prevent the unauthorized use of our digital content or that we will be successful in stopping such use once it is detected.
Regardless of their merit, intellectual property and indemnification claims are time-consuming, expensive to litigate or settle and cause significant diversion of management attention and could severely harm our financial condition and reputation, and adversely affect our business.
Unless we increase market awareness of our brand and our existing and new products and services, our revenue may not continue to grow.
We believe that the brand identity that we have developed has significantly contributed to the success of our products and services and that our ability to attract and retain new customers and contributors depends in large part on our ability to increase our brand awareness. We have and may continue to expend significant resources on advertising, marketing, and other brand-building efforts to preserve and enhance customer and contributor awareness of our brand, products and services. For example, in 2015, we launched Shutterstock Editorial to expand and grow our editorial content offering to a broad range of customers. We have incurred and expect to incur significant costs in developing and marketing this product to obtain user acceptance and we may not be successful in our efforts to increase awareness and market share of this product. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.

Our brand may be impaired by a number of factors, including the effectiveness of our marketing campaigns, disruptions in service due to technology, data privacy and security issues, and exploitation of our trademarks and other intellectual property by others without our permission. Maintaining and enhancing our brand will depend largely on our ability to be a leading e-commerce platform for high-quality digital content, tools and services for creative professionals and to continue to provide a user experience that anticipates our customers’ needs. Additionally, our marketing campaigns or other efforts to increase our brand awareness may not succeed in bringing new visitors to our platform or converting such visitors to paying customers or contributors and may not be cost-effective. It is possible that, as our industry becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive and our efforts may not be successful.
We have experienced significant growth in recent periods and if we fail to effectively manage our growth, our business and operating results may suffer.
We have experienced significant growth and expect to continue to experience such growth. For example, our revenues increased from $425.1 million in 2015 to $494.3 million in 2016 and to $557.1 million in 2017. The pace of this growth has placed, and we expect that the pace of future growth will continue to place, significant demands on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. As our operations have grown in size, scope and complexity, we have made and expect to continue to make significant expenditures and allocate valuable management resources to improve and upgrade our technology, customer service, sales and marketing infrastructure and product offerings, including new product offerings, and to continue developing or acquiring new and relevant content and product offerings. Continued rapid growth may also strain our ability to maintain reliable operation of our e-commerce platform, enhance our operational, financial and management controls and reporting systems and recruit, train and retain highly skilled personnel. If we fail to allocate limited resources effectively in our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition may suffer.
We may not continue to grow our revenues at historical rates.
Our future profitability will depend in part on our continued ability to grow our revenues; however, we have seen a deceleration in our growth rate, which may continue, and we may not even be able to grow at all. In future periods, our revenue could grow more slowly than in recent periods or further decline for many reasons, including any increase in competition, reduction in demand for our products, inability to introduce new products or enhance our existing product offerings, pricing pressures, contraction of our overall market or our failure to capitalize on growth opportunities. In addition, while we plan to manage our growth in a cost-effective manner, we expect expenses to increase in the near term, particularly as we continue to make significant investments in our technology and operational infrastructure, continue to expand our operations globally and develop new products and features for, and enhancements of, our existing products. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition. Further, if our growth rates decline, investors’ perceptions of our business may be adversely affected and the trading price of our common stock could decline.
Technological interruptions that impair access to our websites or the efficiency of our marketplace could damage our reputation and brand and adversely affect our results of operations.
The satisfactory performance, reliability and availability of our websites and our network infrastructure are critical to our reputation, our ability to attract and retain customers and contributors to our platform and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We have in the past experienced, and may in the future experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, programming errors, data corruption, denial-of-service attacks, or an overwhelming number of visitors trying to reach our websites during periods of strong demand. Even a disruption as brief as a few minutes could have a negative impact on our marketplace activities and could result in a loss of revenue.
The internet infrastructure generally has also experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers, and our reliance on these third-parties can be expected to increase as we expand our infrastructure in the future. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although our use of multiple production data centers enables us to provide rapid content delivery to our customers and to support business continuity in the event of an emergency, a system disruption at an active data center or third-party hosting service provider could result in a noticeable disruption and performance degradation to our websites.
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
Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights or rights related to their use of technology. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Our technology is critical to our business and we have developed proprietary technology and a robust infrastructure to power our products and services. Third parties may in the future assert that the technology we have developed infringes, misappropriates or otherwise violates their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may expand current or enact new laws or regulations. We cannot guarantee that our technology is not infringing or violating any third-party intellectual property rights or rights related to use of technology.
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
Revenues derived from customers outside of the United States comprise a significant portion of our revenues and we seek to expand our international operations to attract customers and contributors in countries other than the United States as a critical element of our business strategy. For each of the years ended December 31, 2017, 2016 and 2015, approximately two-thirds of our revenue, respectively, was derived from customers located outside of the United States. While a significant portion of our customers reside outside of the United States, we have limited experience operating as a company outside the United States. We expect to continue to devote significant resources to international expansion through, for example, the possibility of establishing additional offices, hiring additional overseas personnel, entering into strategic arrangements with local partners, and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our collection and user experience for foreign markets. Our ability to expand our business and attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we fail to deploy, manage or oversee our international operations successfully, our business may suffer.
Additionally, expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	modifying our technology and marketing and localizing our offerings for customers’ and contributors’ preferences, customs and language;

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

•
compliance with foreign laws and regulations, including with respect to disclosure requirements, privacy, consumer and data protection, marketing restrictions, human rights, rights of publicity, technology and content;

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

•
potential adverse foreign tax consequences, especially those that may result from the expected proactive global development of greater efforts to identify, capture and subject to income and transactional tax, e-commerce revenue earned solely via the internet;

•	currency exchange fluctuations, hyperinflation, or devaluation;

•	strains on our financial and other systems to properly administer VAT, withholdings, sales and other taxes; and

•	higher costs associated with doing business internationally.
These risks may make it impossible or prohibitively expensive to expand to new international markets, or delay entry into such markets, which may affect our ability to grow our business. As international e-commerce and other online and web services grow, competition is expected to intensify and local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer. If we do not effectively enter new international markets, our competitive advantage may be harmed.
Further, the United Kingdom has begun the process of separation from the European Union (commonly referred to as “Brexit”). In 2017, sales to customers in the United Kingdom accounted for approximately 9% of our total revenue and sales to customers in Europe, including the United Kingdom, accounted for approximately 33% of our total revenue. Brexit may cause volatility in exchange rates or otherwise affect the value of the British pound or other European countries’ currencies as compared to one another or as compared to the U.S. dollar, and may have adverse effects on the UK or other European economies. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, such as those related to data privacy, as the United Kingdom determines which E.U. laws to reject, replace or replicate.
We are subject to foreign exchange risk.
As of December 31, 2017, we had operations based in a number of territories outside of the United States and a significant portion of our business may be transacted in currencies other than the U.S. dollar, including the euro, the British pound, the Australian dollar and the Japanese yen. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro, British pound, Australian dollar, Japanese yen and other currencies against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances.

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
As the portion of our sales to large corporate customers grows, we may encounter greater pricing pressure, and increased service, indemnification and working capital requirements, each of which could increase our costs and harm our business and operating results.
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
The adoption, modification or interpretation of laws or regulations relating to the internet, e-commerce or other areas of our business could adversely affect how we conduct our business or the overall popularity and growth of internet use. Such laws and regulations may cover a vast array of activities. For example, automatic contract or subscription renewal, credit card fraud and processing, sales, advertising, taxation, tariffs, data privacy, management and storage, cyber-security, pricing, content, copyrights, distribution, electronic contracts, consumer protection, outsourcing, broadband residential internet access, internet neutrality and the characteristics and quality of products or services, and intellectual property ownership and infringement are all subject to jurisdictional laws and regulations. In certain countries, including European jurisdictions in particular, certain of these laws may be more restrictive than in the United States. It is not clear how some existing laws governing issues such as property ownership, sales and other taxes, data privacy and security apply to the internet and e-commerce as many of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. Those laws that relate to the internet are at various stages of development and are subject to amendment, interpretation or repeal by the courts and agencies, and thus, the scope and reach of their applicability can be uncertain. For example, on December 14, 2017, the Federal Communications Commission (the “FCC”) voted to repeal net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of internet traffic, however, the repeal has not yet taken effect and the future impact of such repeal and any challenges thereto remains uncertain. Users who access our marketplace through devices such as smart phones, laptops, and tablet computers must have a high-speed Internet connection, such as Wi-Fi, 3G, or 4G, to use our services. Currently, this access is provided by telecommunications companies and Internet access service providers that have significant and increasing market power in the broadband and Internet access marketplace. If the repeal of net neutrality takes effect, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that Internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us or their customers for availability of our services through these tiers, our business could be negatively impacted.
If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, make it more difficult to attract new customers or otherwise require us to alter our business model, or cause us to divert resources and funds to address government or private investigatory or adversarial proceedings. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, or fines against us.
We currently provide content licensing to customers in more than 150 countries. The data privacy, security and localization, censorship and liability standards and other potentially applicable rules or regulations, and intellectual property laws, of those foreign countries, may be different than those in the United States. To the extent that any local laws or regulations apply to our company or operations and we are deemed to not be in compliance with them, our business may be harmed. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers from EU member states to the United States. Further, on April 14, 2016, the EU General Data Protection Regulation (the “GDPR”) was adopted within Europe, which will become effective on May 25, 2018. The GDPR will have significant impacts on how businesses that operate in the European Union or offer goods or services to EU citizens can collect and process personal data. We are undertaking measures that we believe will make us compliant with the GDPR by the effective date. Technological efforts to build new capabilities to facilitate compliance with the GDPR have required and may continue to require substantial expense and the diversion of resources from other projects. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products, alter the way we conduct business and/or otherwise have a material adverse impact on our results of operations. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.
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
Foreign governments, or internet service providers acting pursuant to foreign government policies or orders, of one or more countries may seek to censor content available through our e-commerce platform in their country, restrict access to our products and services from their country entirely, or impose other restrictions that may affect the accessibility of our products or services in their country for an extended period of time or indefinitely if our products and services are deemed to be in violation of their local laws and regulations. For example, domestic internet service providers have blocked and continue to block access to Shutterstock in China and other countries, such as Turkey, have intermittently restricted access to Shutterstock. There are substantial uncertainties regarding interpretation of foreign laws and regulations that censor content available through our products and services and we may be forced to significantly change or discontinue our operations in such markets if we were to be found in violation of any new or existing law or regulation. If access to our products and services is restricted, in whole or in part, in one or more countries or our competitors can successfully penetrate geographic markets that we cannot access, our ability to retain or increase our contributor and customer base may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Expansion of our operations into new products, services and technologies, including content categories, is inherently risky and may subject us to additional business, legal, financial and competitive risks.
Historically, our operations have been focused on our marketplace for creative content and our digital asset management platform, Webdam. Further expansion of our operations and our marketplace into additional content categories, such as Shutterstock Editorial or into new products and services, such as Shutterstock Custom, a provider of custom visual content we acquired in July 2017, or our workflow tool Shutterstock Editor, involves numerous risks and challenges, including increased capital requirements, potential new competitors, the need to develop new contributor and strategic relationships and increased marketing spend to gain brand awareness of these new operations. Growth into additional content and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such content and services to offset the costs of developing, acquiring, managing and monetizing such content and services and our business may be adversely affected.

Security breaches and improper access to or disclosure of data or confidential information we maintain, or hacking or phishing attacks on our systems, could expose us to liability, protracted and costly litigation and damage our reputation.
As a global technology business, we and our third-party service providers collect and maintain confidential information and personal data about our employees, customers, contributors and other third parties, in connection with marketplace-related processes on our websites and, in particular, in connection with processing and remitting payments to and from our customers and contributors, and are therefore exposed to security and fraud-related risks, which are likely to become more challenging as we expand our operations. Although we maintain security features on our websites and utilize encryption and authentication technology, our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our websites. Additionally, we use third-party service providers, including payment processors and co-location and cloud service vendors for our data centers and application hosting, to operate our business, and their security measures may not prevent security breaches and other disruptions that may jeopardize the security of information stored in and transmitted through their systems. Further, some of the software and services that we use to operate our business, including our internal e-mail and customer relationship management software, are hosted by third parties. It is possible that a breach of any of these systems could go undetected for an extended period of time. If these services were to experience a security breach or be interrupted or were to cause us to lose control of confidential information, our business operations could be disrupted and we could be exposed to liability and costly litigation.
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
As the techniques used to obtain unauthorized access, attack, disable or degrade services, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers, contributors and other third parties to cease doing business with us, or subject us to lawsuits, regulatory fines and other action or liability, any of which could harm our reputation, business, financial condition and results of operation.
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
Our operations may expose us to greater than anticipated income, non-income, and transactional tax liabilities, which could harm our financial condition and results of operations.
We have operations in various taxing jurisdictions in the United States and foreign countries, and there is a risk that the fiscal authorities in one or more jurisdictions may contend that our tax liabilities and/or obligation to remit transactional taxes could be greater relative to prior taxable periods and more than anticipated relative to future taxable periods.
We believe our worldwide provision for taxes is reasonable, but our ultimate tax liability may differ from the amounts recorded in our financial statements and may materially adversely affect our financial results in the period or periods for which such determination is made. We have created reserves with respect to such tax liabilities where we believe it to be appropriate. However, there can be no assurance that our ultimate tax liability will not exceed the reserves that we have created.
In addition, there are a number of applicable and potential government regulatory matters that will/may impact the Company:
The enactment of the TCJA has a significant impact on the Company’s financial statements for 2017 and will have a significant impact on our financial condition and results of operations in future years, as well. Certain provisions of the TCJA are likely to undergo revisions or to expire on certain specified future dates, unless such provisions are further amended in subsequent legislation. There are numerous unresolved questions regarding how certain provisions of the TCJA are to be interpreted and implemented. Therefore, there continues to be uncertainty as to what the ultimate impact of the new law will be on the Company’s financial condition and results of operations in the future.

In connection with the TCJA, several foreign jurisdictions and administrative bodies such as the EU, the Organization for Economic Cooperation and Development (the “OECD”), and the World Trade Organization (WTO), have expressed reservations and concerns about certain of the provisions of the TCJA and it is possible that formal challenges or reactionary regulatory legislation may be instituted by one or more foreign authorities that could adversely affect the Company and/or negate or minimize any favorable impact that the Company may derive from the TCJA in the future.
With respect to cross-border taxation of e-commerce business generally, the fiscal authorities of virtually every jurisdiction have expressed significant interest in the potential taxation of e-commerce businesses. The OECD has issued guidelines, referred to as the Base Erosion and Profit Shifting project, or BEPS, to its member-nations aimed at encouraging broad-based legislative initiatives intended to prevent base erosion transactions and income shifting in a tax-advantaged manner. One of the most important areas that the OECD has focused on is the taxation implications of e-commerce businesses.  The OECD issued a report entitled Addressing the Tax Challenges in the Digital Economy, commonly referred to as “Action 1,” which called for further review and study with the stated expectation that legislative recommendations that seek to equitably allocate the right to tax e-commerce businesses among all of the jurisdictions that might have an interest in assessing taxes would be forthcoming as soon as 2018. While not mandatory, any recommendations by the OECD are likely to be adopted in whole or in part by OECD member-nations as well as other jurisdictions that are otherwise non-members, which could impact the Company’s tax liabilities. Further, it is possible that any efforts to implement any such expanded policies to tax e-commerce businesses by these jurisdictions may be uncoordinated and result in greater or even double taxation that companies may not have sufficient means to remedy. Efforts to alleviate this increased tax burden may increase the cost of structuring and compliance.  Due to the expanding scale of our international business activities, these recent and potential changes to the taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.
The Supreme Court of the United States (the “Supreme Court”) has agreed to hear during the current spring term the appeal from the South Dakota Supreme Court of the matter of South Dakota v. Wayfair, Inc. This case is expected to directly revisit the 25-year-old “doctrine” previously established by the Supreme Court in Quill Corp. v. North Dakota, which requires a minimum physical presence within a state in order to permit the state to impose sales tax on revenue derived within that state. It is possible that the Supreme Court may modify or abandon the Quill standard in a manner that would significantly expand the liability of e-commerce companies such as us to collect and remit state sales taxes from customers. Any such change may impact our sales and create administrative and compliance burdens on the Company.
Our operations may expose us to greater than anticipated withholding, sales and transaction tax liabilities, including VAT, which could harm our financial condition and results of operations.
The prospective taxation of e-commerce business from both an income and transactional perspective is uncertain. Accordingly, as this area develops, we may have exposure to withholding, sales or other transaction taxes (including VAT) on our past and future transactions in such jurisdictions where we currently or in the future may be required to report taxable transactions. A successful assertion by any jurisdiction that we failed to pay such withholding, sales or other transaction taxes, or the imposition of new laws requiring the payment of such taxes, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage customers from purchasing digital content from us, or otherwise substantially harm our business and results of operations.
Further, we are currently subject to and in the future may become subject to additional compliance requirements for certain of these taxes. Where appropriate, we have made accruals for these taxes, which are reflected in our consolidated financial statements.  Within the next three years, we believe that the resolution of certain of these tax matters are reasonably possible and that a change in estimate may occur. While such a change may be significant, it is not possible to provide a range of the potential change until such matters progress further or the related statutes of limitation expire.
Failure to protect our intellectual property could substantially harm our business and operating results.
We regard our patents, trade secrets, trademarks, copyrights and our other intellectual property rights as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and non-disclosure agreements and other contractual restrictions to protect our proprietary rights. We have registered or applied to register “Shutterstock”, “Offset”, “Bigstock”, “Webdam”, “PremiumBeat” and “Rex Features” and associated logos and other marks as trademarks in the United States and other jurisdictions and we are the registered owner of the shutterstock.com, bigstock.com, offset.com, webdam.com, premiumbeat.com and rexfeatures.com internet domain names and various other related domain names. Effective intellectual property protection for our trademarks and domain names may not be available or practical in every country in which we operate or intend to operate.

Despite our efforts to protect our intellectual property rights and trade secrets, unauthorized parties may attempt to copy aspects of our intellectual property, trade secrets and other confidential information, or adopt domain names, trademarks or service names confusingly similar to ours. In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets or other confidential information.
Policing our intellectual property rights is difficult, costly and may not always be effective. Litigation or proceedings to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets and domain names and to determine the validity and scope of the proprietary rights of others is and will be necessary to enforce our intellectual property rights. The monitoring and protection of our intellectual property rights may become more difficult, costly and time consuming as we continue to expand internationally, particularly in certain markets, such as China and certain other developing countries in Asia, in which legal protection of intellectual property rights is less robust than in the United States and Europe. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results.
Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software, which may restrict how we use or distribute our services or require that we publicly release certain portions of our source code.
Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software. Such “open source” software may be subject to third party licenses that impose restrictions on our software and services. Examples of “open source” licenses include the GNU General Public License and GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the way these licenses may be interpreted and enforced is therefore subject to some uncertainty. If portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business. If an author or other third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.
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
If we do not successfully make, integrate and maintain acquisitions and investments, our business could be adversely impacted.
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
Future acquisitions or investments could also result in potential dilutive issuances of equity securities, use of significant cash balances or the incurrence of debt, any of which could adversely affect our stock price, financial condition and results of operations.
We cannot make assurances that our investments will be successful. If we fail to effectively integrate the companies we acquire, invest in or enter into strategic relationships with, we may not realize the benefits expected from the transaction and our business may be harmed.
We rely on highly skilled personnel and if we are unable to retain and motivate key personnel, attract qualified personnel, integrate new members of our management team or maintain our corporate culture, we may not be able to grow effectively.
We are highly dependent on the continued service and performance of our senior management team, including our Founder and Chief Executive Officer Jon Oringer, as well as key personnel. We believe that the successful performance of our senior management team and key personnel is critical to managing our operations and supporting our growth. Further, many of our technologies and systems are custom-made for our business by our personnel. The loss of any key engineering, product development, marketing or sales personnel and our inability to implement a succession plan or find suitable replacements for any of these individuals could disrupt our operations and have an adverse effect on our business.
Our continued and future success is also dependent, in part, on our ability to identify, attract, retain and motivate highly skilled technical, managerial, product development, marketing, content operations and customer service personnel and to preserve the key aspects of our corporate culture. Competition for qualified personnel is intense in our industry and we may be unsuccessful in offering competitive compensation packages to attract and retain personnel. Further, we believe that a critical contributor to our success and to our recruiting efforts has been our corporate culture, which we believe fosters innovation, creativity, and teamwork. As we continue to grow and expand our operations globally, we may not be able to maintain our corporate culture, which could impact our ability to attract and retain personnel. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. Changes to immigration policies in the U.S. and other key jurisdictions that restrain the flow of technical and professional talent may inhibit our ability to adequately recruit and retain key employees. The failure to successfully recruit and hire key personnel or the loss of any key personnel could have a significant impact on our operations and growth.
The impact of worldwide economic and political conditions, including effects on advertising and marketing budgets, may adversely affect our business and operating results.

Global economic and political conditions can affect the business of our customers and the markets they serve. Numerous external forces beyond our control, including generally weak or uncertain economic conditions, negative or uncertain political climates, changes in government and election results in the United States and other jurisdictions in which we operate, could adversely affect our financial condition. Particularly, our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy stagnates, companies may reduce their spending on advertising and marketing, and thus the use of our online marketplace. This could have a serious adverse impact on our business. To the extent that overall economic conditions reduce spending on advertising and marketing activities, our ability to retain current and obtain new customers could be hindered, which could reduce our revenue and negatively impact our business. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.
The non-payment or late payments of amounts due to us from certain customers may negatively impact our financial condition.
Our revenue generated through direct sales to enterprise customers has grown in recent years and represented approximately 33% of our total revenue for the year ended December 31, 2017, as compared to approximately 30% of our total revenue for the year ended December 31, 2016. A portion of these customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. We evaluate the credit-worthiness of new customers and perform ongoing financial condition evaluations of our existing customers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2017, our allowance for doubtful accounts was $4.1 million. If the volume of sales to enterprise customers continues to grow, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms.
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
Our computers and other technological systems, as well as our data centers and the computers, systems and data centers of our third-party service providers, could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and other similar events or disruptions. Our principal executive offices are located in New York City, a region that has experienced acts of terrorism in the past. Any one of these events could cause system interruption, delays and loss of critical data and could prevent our websites, e-commerce platform and infrastructure from functioning effectively, if at all. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages. Any insufficiency in our redundancy or disaster recovery capabilities could make our products and service offerings less attractive, subject us to liability and could be harmful to our business. In addition, we may have inadequate insurance coverage to compensate for any related loss. Any of these events could damage our reputation and cause a material adverse effect on our financial condition.

We may need to raise additional capital in the future and may be unable to do so on acceptable terms or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business needs, opportunities and challenges, including the need to develop new features or functions of our online marketplace, improve our operating infrastructure or acquire complementary businesses, personnel and technologies, or develop and carry out a response to unforeseen circumstances. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances could be adversely affected, and our business may be harmed.
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
Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be volatile.
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering in 2012 at a price of $17.00 per share, the reported high and low sales prices per share of our common stock have ranged from $21.00 to $103.01 through February 16, 2018. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price at which they purchased such shares.
The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

•	changes in projected operational and financial results;

•	announcements about our share repurchase program, including purchases or the suspension of purchases under the program;

•	issuance of new or updated research or reports by securities analysts;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	fluctuations in the valuation of companies perceived by investors or analysts to be comparable to us;

•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	additions or departures of key senior management;

•	fluctuations in the trading volume of our common stock;

•	limited “public float” in the hands of a small number of investors whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock; and

•	general economic and market conditions.
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
Jonathan Oringer, our founder, chairman and chief executive officer, controls approximately 46.5% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
As of February 16, 2018, Jonathan Oringer, our founder, chairman and chief executive officer, and our largest stockholder, owned approximately 46.5% of our outstanding shares of common stock. This concentration of ownership may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Mr. Oringer, regardless of the impact of such transaction on our other stockholders. Additionally, Mr. Oringer has the ability to control management and major strategic investments as a result of his position as chief executive officer.
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
Purchases of shares of our common stock pursuant to our share repurchase program may affect the value of our common stock, and there can be no assurance that our share repurchase program will enhance stockholder value.
Pursuant to our share repurchase program which was publicly announced in November 2015, we were authorized to repurchase up to $100 million of our outstanding common stock. In February 2017, our Board authorized us to repurchase up to an additional $100 million of our outstanding common stock. We had approximately $100.0 million total remaining under these authorizations as of December 31, 2017 and February 16, 2018. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Our board has the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Additionally, repurchases under our share repurchase program have diminished and would continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value, as the market price of our common stock may nevertheless decline.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our common stock is likely to be influenced by the reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Future sales of our common stock in the public market could cause our share price to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate.
As of February 16, 2018, we had 34,745,837 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
As of February 16, 2018, the holders of approximately 16 million shares of common stock were entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. We filed a registration statement on Form S-8 under the Securities Act covering shares of common stock issuable pursuant to options granted in exchange for value appreciation right, or VAR, grants outstanding as of the time of the Reorganization, as well as options and shares reserved for future issuance under our 2012 Omnibus Equity Incentive Plan and our 2012 Employee Stock Purchase Plan. Shares issued pursuant to such options and plans can be freely sold in the public market upon issuance and vesting, subject to the lock-up agreements contained in the terms of the award agreements delivered under such plans, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.
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
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without the prior approval of our board of directors and, in certain cases, the vote of two-thirds of the shares not held by such stockholder.
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
We have incurred and expect to continue to incur increased costs and our management will continue to face increased demands as a result of continuously improving our operations as a public company.
We have incurred and expect to continue to incur significant legal, tax, insurance, accounting and other expenses as a result of conducting our operations as a public company. For example, we are implementing a new enterprise resource planning software system to replace a majority of our critical finance and financial operations systems. If we experience delays or difficulties in implementing the new enterprise resource planning system, or if we otherwise do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, or satisfy customer requirements, among other things.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and related regulations implemented by the SEC and the stock exchanges are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. Further, there may be uncertainty regarding the implementation of these laws due to changes in the political climate and other factors. Our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. We have incurred and expect to continue to incur costs to obtain directors’ and officers’ insurance as a result of operating as a public company, as well as additional costs necessitated by compliance matters and ongoing revisions to disclosure and governance standards.
Also, the TCJA amended Section 162(m) of the U.S. federal income tax code (“Section 162(m)”), which provides that public companies are not entitled to a tax deduction for individual compensation over $1 million that is paid to certain executive officers. Prior to the amendment under the TCJA, Section 162(m) provided an exception to the deductibility limitations for “performance-based compensation” that met certain requirements. As amended, beginning in 2018, except for certain grandfathered arrangements in place prior to November 2, 2017 under the amendment’s transition rules, Section 162(m) no longer includes an exception to the limitations for “performance-based compensation” and expands the group of executive officers covered by the limitation. There are certain unresolved questions regarding how the grandfathering rules are to be implemented. As a result, certain cash and equity-based compensation granted to our executive officers prior to November 2, 2017 that was intended to be exempt from the Section 162(m) deduction limitations may no longer be exempt from the limitations beginning in 2018 and some of the compensation we provide to our executive officers in the future may not be deductible in 2018 and going forward.
These and other increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.
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
Our testing of our internal controls, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that we would be required to remediate in a timely manner to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the New York Stock Exchange or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support and customer service under operating lease agreements that expire on various dates between 2018 and 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased with cash.

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
Item 3.    Legal Proceedings.
Although we are not currently a party to any material active litigation, from time to time, we are subject to various claims and lawsuits arising in the ordinary course of business, with respect to commercial, intellectual property, privacy and employee matters. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol “SSTK” since October 11, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported for the period indicated on the NYSE:

	Year Ended December 31,
	2017		2016
	Low	High	Low	High
First Quarter	$39.66	$55.07	$25.44	$37.92
Second Quarter	$40.27	$47.88	$35.75	$47.24
Third Quarter	$29.85	$45.75	$45.01	$65.16
Fourth Quarter	$32.90	$45.26	$44.20	$64.81
Stockholders
As of February 16, 2018, there were 3 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the three months ended December 31, 2017.
Dividend Policy
We did not pay cash dividends on our common stock during either of the years ended December 31, 2017 or 2016. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based upon on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
None.
Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 6.    Selected Financial Data.
We have derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue	$557,111	$494,317	$425,149	$327,971	$235,515
Operating expenses:(1)
Cost of revenue	233,102	203,129	174,526	130,022	90,627
Sales and marketing	146,464	126,626	106,636	82,125	56,738
Product development	52,486	47,789	41,322	38,301	21,764
General and administrative	98,710	70,987	61,647	38,487	23,068
Total operating expenses	530,762	448,531	384,131	288,935	192,197
Income from operations	26,349	45,786	41,018	39,036	43,318
Other (expense) / income, net(2)	3,732	(1,289)	(6,746)	(859)	57
Income before income taxes	30,081	44,497	34,272	38,177	43,375
Provision for income taxes(3)	13,354	11,869	14,720	16,088	16,896
Net income	$16,727	$32,628	$19,552	$22,089	$26,479

Net income per common share (basic)	$0.48	$0.93	$0.54	$0.63	$0.78
Net income per common share (diluted)	$0.47	$0.91	$0.54	$0.62	$0.77
Weighted-average common shares outstanding (basic)	34,627	35,114	35,880	35,235	33,878
Weighted-average common shares outstanding (diluted)	35,291	35,861	36,319	35,913	34,426
_______________________________________________________________________________

(1)
Includes non-cash equity-based compensation of $25.0 million, $28.1 million, $28.9 million, $23.8 million, and $6.2 million for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

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

(3)
Included in the 2017 provision for income taxes are provisional amounts for the specific tax effects of the TCJA, as it relates to changes to existing United States tax law which includes numerous provisions that will affect businesses. These provisional amounts represent the Company’s reasonable estimates. Management will evaluate these estimates in 2018 as additional information and/or implementation guidance becomes available. 2017 provision for income taxes includes approximately $3.7 million of non-cash charges related to a remeasurement of deferred tax assets related to the change in tax rates from 35% to 21% and approximately $0.8 million of cash charges related to a one-time U.S. transition tax on unrepatriated foreign earnings.

	As of December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$253,428	$224,190	$241,304	$233,453	$155,355
Short term investments (1)	—	54,972	47,078	54,844	54,429
Working capital	94,727	136,341	167,775	197,813	145,829
Property and equipment, net	85,698	56,101	32,094	26,744	20,256
Total assets	577,776	501,778	469,121	383,777	278,488
Deferred revenue	157,803	122,235	98,239	75,789	52,100
Total liabilities	263,191	215,082	180,556	132,344	95,889
Total stockholders’ equity	$314,585	$286,696	$288,565	$251,433	$182,599
_______________________________________________________________________________

(1)	During the year ended December 31, 2017, we liquidated our short-term investments, which consisted primarily of short-term commercial paper.
Non-GAAP Financial Measures and Key Operating Metrics
To supplement our consolidated financial statements presented in accordance with the accounting principles generally accepted in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, collectively referred to as non-GAAP financial measures, including adjusted EBITDA, adjusted net income, revenue growth on a constant currency basis (expressed as a percentage), and free cash flow, as well as certain key operating metrics. These non-GAAP financial measures and key operating metrics are included solely to provide investors with additional information regarding our financial results and are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Non-GAAP Financial Measures(1) (in thousands):
Adjusted EBITDA	$88,049	$95,463	$84,719	$71,088	$53,396
Adjusted net income	$40,843	$55,235	$44,181	$38,516	$31,094
Free cash flow(2)	$50,014	$52,719	$70,032	$77,325	$43,646
Revenue growth on a constant currency basis	12.6%	17.6%	35.9%	39.3%	NM
Key Operating Metrics (in millions, except revenue per download):
Paid downloads(3)	172.0	167.9	147.2	125.9	100.2
Revenue per download(4)	$3.13	$2.88	$2.84	$2.58	$2.35
Content in our collection (end of period)(5):
Images	170.1	116.2	71.4	46.8	32.2
Videos	9.1	6.2	3.7	2.3	1.4
_______________________________________________________________________________

(1)
See “—Non-GAAP Financial Measures” below as to how we define and calculate adjusted EBITDA, adjusted net income, revenue growth on a constant currency basis and free cash flow and for a reconciliation from net income, net cash from operating activities and revenue growth, the most directly comparable financial measures presented on a GAAP basis, to these non-GAAP financial measures and a discussion about the limitations of these financial measures.

(2)
January 1, 2017, we adopted Accounting Standard Update 2016-09 (“ASU 2016-09”) which changed the way we report the excess tax benefit related to the exercise and vesting of equity-based compensation awards in the statement of cash flows. As a result of this adoption, we have reclassified amounts that reported prior to adoption. As a result of this reclassification, the amounts of free cash flow reported is decreased by $0.4 million and increased by $1.7 million, $13.1 million and $1.3 million for the years ended December 31, 2016, 2015, 2014 and 2013, respectively, from amounts previously reported.

(3)
Paid downloads is the number of paid content downloads that our customers make during a given period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Paid Downloads” for more information as to how we define and calculate paid downloads.

(4)
Revenue per download is the amount of content-related revenue recognized in a given period divided by the number of paid downloads in that period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Revenue per Download” for more information as to how we define and calculate revenue per download.

(5)
Represents images (photographs, vectors and illustrations) and video clips available on shutterstock.com at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available to our customers through an application program interface, custom content and certain content that may be licensed for editorial use only. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Content in our Collection” for more information as to how we define and calculate images and videos in our collection.

Non-GAAP Financial Measures
These non-GAAP financial measures have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted EBITDA, adjusted net income, revenue growth on a constant currency basis and free cash flow should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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
Management believes that adjusted EBITDA, adjusted net income and revenue growth on a constant currency basis are useful to investors to provide them with disclosures of Shutterstock’s operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA and adjusted net income provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to Shutterstock’s underlying operating performance and, with respect to revenue growth on a constant currency basis, provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s business. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing Shutterstock’s financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations, and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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
Our method for calculating adjusted EBITDA, adjusted net income, revenue growth on a constant currency basis and free cash flow, as well as a reconciliation of the differences between adjusted EBITDA, adjusted net income, revenue growth on a constant currency basis and free cash flow, and the most comparable financial measures calculated and presented in accordance with GAAP, is presented below.
Adjusted EBITDA
We define adjusted EBITDA as net income adjusted for foreign currency transaction gains and losses, expenses related to long-term incentives and contingent consideration related to acquisitions, interest income and expense, income taxes, depreciation, amortization, disposals and non-cash equity-based compensation

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Net income	$16,727	$32,628	$19,552	$22,089	$26,479
Non-GAAP adjustments:
Depreciation and amortization	35,490	19,946	14,841	7,917	3,870
Disposals of property and equipment	—	—	—	367	—
Non-cash equity-based compensation	24,958	28,080	28,860	23,768	6,208
Other adjustments, net(1)	(2,480)	2,940	6,746	859	(57)
Provision for income taxes	13,354	11,869	14,720	16,088	16,896
Adjusted EBITDA	$88,049	$95,463	$84,719	$71,088	$53,396
_______________________________________________________________________________

(1)
Included in other adjustments, net is foreign currency transaction gains and losses, expenses related to long-term incentives and contingent consideration related to acquisitions, and interest income and expense.

Adjusted Net Income
We define adjusted net income as net income excluding the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets and expenses related to long-term incentives and contingent consideration related to acquisitions, the estimated tax impact of such adjustments, and a one-time tax expense due to the TCJA.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Net income	$16,727	$32,628	$19,552	$22,089	$26,479
Non-GAAP adjustments:
One-time effect of the Tax Cuts and Jobs Act on the provision for income taxes(1)	4,507	—	—	—	—
Non-cash equity-based compensation(2)	15,782	18,032	18,712	15,960	4,496
Acquisition-related amortization expense(3)	3,035	2,725	2,864	347	119
Acquisition-related long-term incentives and contingent consideration(4)	792	1,850	3,053	120	—
Adjusted net income	$40,843	$55,235	$44,181	$38,516	$31,094
_______________________________________________________________________________

(1)
Represents approximately $3.7 million of non-cash charges related to a remeasurement of deferred tax assets related to the change in U.S. tax rates from 35% to 21% and approximately $0.8 million of cash charges related to a one-time U.S. transition tax on unrepatriated foreign earnings.

(2)
Represents non-cash equity-based compensation expense, net of the estimated income tax effect of $9.2 million for 2017, $10.0 million for 2016, $10.1 million for 2015, $7.8 million for 2014, and $1.7 million for 2013.

(3)
Represents amortization expense related to acquired businesses, net of the estimated income tax effect of $1.8 million for 2017, $1.6 million for 2016, $1.6 million for 2015, $0.2 million for 2014, and $0.1 million for 2013.

(4)
Represents expenses related to long-term incentives and contingent consideration related to the Webdam, PremiumBeat and Flashstock acquisitions, net of the estimated income tax effect of $0.5 million for 2017, $1.1 million for 2016, $1.7 million for 2015 and $0.1 million for 2014.

Revenue Growth on a Constant Currency Basis
We define revenue growth on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Year Ended December 31,
	2017	2016	2015	2014	2013

Reported revenue (in thousands)	$557,111	$494,317	$425,149	$327,971	$235,515
Revenue growth	12.7%	16.3%	29.6%	39.3%	NM
Revenue growth on a constant currency basis	12.6%	17.6%	35.9%	39.3%	NM
Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition. The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Net cash provided by operating activities	$108,037	$100,723	$87,016	$95,996	$57,714
Capital expenditures	(55,062)	(39,959)	(14,003)	(17,950)	(14,068)
Content acquisitions	(2,961)	(8,045)	(2,981)	(721)	—
Free Cash Flow	$50,014	$52,719	$70,032	$77,325	$43,646

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements”above. See also the “Risk Factors” disclosure in Item 1A above for additional discussion of such risks and uncertainties.
Overview and Recent Developments
Shutterstock is a global technology company that offers an e-commerce platform for high-quality digital content, tools and services to creative professionals. The digital content licensed by our customers includes: (a) digital imagery, consisting of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) commercial music, consisting of high-quality music tracks and sound effects, which is often used to complement digital imagery. We also offer digital asset management services through Webdam, our cloud-based digital asset management platform. This service provides tools for customers to better manage creative content and brand management assets.
Our platform brings together users and contributors of creative content by providing a readily-searchable collection of content that our customers can pay to license and incorporate into their work and compensating contributors as their content is licensed to our customers. For customers seeking specialized content that goes beyond our library of stock content, our platform also connects customers with contributors who can produce custom branded content. More than 1.8 million active, paying customers contributed to our revenue in 2017. As of December 31, 2017, more than 350,000 approved contributors made their images, video clips and music tracks available in our collection, which has grown to more than 170 million images and more than 9.0 million video clips as of December 31, 2017. This makes our collection of creative content one of the largest of its kind, and we delivered more than 170 million paid downloads to our customers across all of our brands during the year ended December 31, 2017. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry in 2017.
During 2017, in addition to the increase in creative content provided by our contributors, we also added to our robust product offering through the following exclusive distribution agreements and content acquisitions:

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

•
In July 2017, we completed our acquisition of Flashstock Technology, Inc. (“Flashstock”) for a total purchase price of $51.7 million. Flashstock is a Toronto-based company that enables the creation of custom content through a proprietary software platform, and has served as the foundation for Shutterstock Custom, which we launched in September 2017.

In 2017, we also enhanced our customer experience by releasing the following user enhancements:

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

•
In September 2017, we launched direct integration in the Google® Slides application, allowing users to search our image library and edit any visual content within their presentations using Shutterstock Editor.

•
In October 2017, we launched a beta version of Composition Aware Search, a visual search tool that combines deep learning, natural language processing, and state-of-the-art information retrieval techniques to enable users to search using complex, spatially aware search criteria.

•
In December 2017, we launched a mobile app that allows users to browse, discover and listen to our highly curated music collection alongside a design overhaul that includes new discovery functionality on the PremiumBeat site, allowing users to more easily find the perfect music tracks for their creative products.

Through our platform, we generate revenue by licensing creative content to our customers. During the year ended December 31, 2017, 62% of our revenue and the majority of our content licenses came from our e-commerce platform. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license. For customers with other content needs, we also offer simple, affordable, smaller subscriptions and those where customers have an option to pay for individual content licenses at the time of delivery. Enterprise customers are generally larger organizations or those with unique content, licensing and workflow needs, and our dedicated enterprise sales, service and research teams are able to provide a number of enhancements to their creative workflows beyond the use-cases available on our e-commerce platform including the creation of custom branded content, an offering that launched in 2017. Our enterprise customers provided approximately 33% of our revenue in 2017.
Each time an image, video clip or music track is delivered to a customer for use, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue, and are typically paid to contributors on a monthly basis, subject to withholding taxes and certain payout minimums. Royalties represent the largest component of our operating expenses (and are reported within cost of revenue) and tend to increase proportionally with revenue. In addition to content sourced through direct submission through our web properties, content may also be obtained through exclusive distribution agreements with strategic partners or through the direct acquisition of a content library or archive. In certain cases, we will enter into arrangements with contributors whereby we guarantee a minimum royalty to a contributor or strategic partner, usually paid up-front, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. In recent years we have made a number of enhancements to our content libraries through the direct acquisition of content and through entering into several such agreements and partnerships. We have also enhanced our collections and content acquisition capabilities through our acquisitions of PremiumBeat, Rex Features, The Picture Desk Limited, and Flashstock.
Our cost of revenue is substantially similar as a percentage of revenue for our e-commerce and enterprise customers. While contributors earn a fixed amount per download for some of our products, we have set the per-download amount paid to our contributors for our products so that contributors earn more per download from products where we collect higher revenue per download. In other words, we strive to deliver a similar percentage of revenue to contributors regardless of the sales channel. We expect that shifts in the relative popularity of these two sales channels will not materially impact our cost of revenue.
As a provider of digital asset management technology, we also generate revenue by licensing the use of our Webdam platform to customers on a contract basis, typically for terms of twelve months.
We manage customer acquisition costs based on the expected blended customer lifetime value across our purchase options so that we are able to manage our marketing expenses to achieve certain desired growth targets. As a result, we do not believe that shifts in the mix between e-commerce and enterprise sales channels will materially impact our operating margins.
We have achieved significant growth in the past three years. Our total revenue has grown to $557.1 million in 2017 from $494.3 million in 2016 and $425.1 million in 2015. As our revenue has grown, so have our operating expenses, to $530.8 million in 2017 from $448.5 million in 2016 and $384.1 million in 2015, principally as a result of increased royalties, marketing costs, depreciation and amortization related primarily to our technology and infrastructure and cash employee compensation expenses.
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. Since we believe the market for creative content is multi-faceted and continually expanding, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the creative content that they need, the degree to which we make use of the large quantity of data we collect about image, video and music and search patterns, and the degree to which our websites have been localized for our global user base. To this end, we have invested aggressively in product development and hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 170 million images and 9.0 million video clips as of December 31, 2017, making it one of the largest libraries of its kind.
Even as we have invested in our key growth drivers of customer acquisition, customer experience improvement and content acquisition, we have delivered strong profitability. In 2017, our net income was $16.7 million and net cash from operating activities was $108.0 million. In the same period, adjusted EBITDA, adjusted net income, and free cash flow were $88.0 million, $40.8 million and $50.0 million, respectively. See Part II, Item 6 of this Annual Report on Form 10-K under the heading “Selected Financial Data—Non-GAAP Financial Measures.”
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics are useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015

	(in millions, except revenue per download)
Paid downloads (during period)	172.0	167.9	147.2
Revenue per download (during period)	$3.13	$2.88	$2.84
Content in our collection (end of period)
Images	170.1	116.2	71.4
Videos	9.1	6.2	3.7
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
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from custom content and the impact of revenue that is not derived from or associated with content licenses. This metric captures changes in our pricing, if any, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. Revenue per download has increased over the last three years, almost entirely due to the introduction of new product offerings and the change in product mix. During this period, pricing has remained relatively constant.
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

Basis of Presentation
Revenue
The majority of our revenue is earned from the license of creative content and the majority of our licensing revenue is generated by sales through our e-commerce platform. Content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download.   We also earn revenue from licensing hosted software services through Webdam’s cloud-based tools for businesses which are purchased as part of a subscription.
We recognize revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. We consider persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery for digital content licenses is considered to have occurred upon the download of the licensed content.  Subscription revenue is recognized upon each download using an effective per-license rate, based on the payment and license quantity terms of the specific customer contract, and revenue associated with any unused licenses is recognized at the subscription expiration.  Revenue attributable to the hosted software services is recognized ratably during the license subscription.   We record revenue net of credit card chargebacks and refunds.
Collectability is reasonably assured at the time the electronic order or contract is entered. A large amount of customers purchase products by making electronic payments at the time of the transaction with a credit card. We establish an allowance for credit card chargebacks and a sales refund reserve based on factors surrounding historical chargeback and sales refund trends and other information. Collectability is assessed for customers who pay on terms allowing for payment beyond the date at which service commences, based on a credit evaluation for certain new customers and transaction history with existing customers.
We typically receive the full amount of purchases from e-commerce customers and many enterprise customers at the time of sale; however, revenue is recognized ratably over the course of a subscription period or as content is downloaded. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms. Any customer payments received in advance of revenue recognition are recorded as deferred revenue.
Costs and Expenses
Cost of Revenue.    Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, the infrastructure and hosting costs related to maintaining our e-commerce platform and cloud-based software platform and associated employee compensation, including non-cash equity-based compensation, bonuses and benefits, amortization of content and technology intangible assets, allocated facility costs and other supporting overhead costs. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future to the extent our revenue grows.
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
Product Development.    Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development expenses as incurred, except for costs that are capitalized for internal-use software development projects and subsequently depreciated over the expected useful life of the developed software. Beginning in the fourth quarter of 2015 and continuing in 2016 and 2017, we have experienced an increase in capitalized costs for internal-use software development related primarily to our efforts to launch new and innovative products. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future as we identify opportunities to invest in the development of new products and internal tools and enhancement of our existing products and technologies that we believe will drive long-term profitability of the business.
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
Other Income/(Expense), Net.  Other expense consists of non-operating costs such as foreign currency transaction gains and losses, changes in fair value of contingent consideration related to acquisitions and interest income and expense. As of December 31, 2016, all contingent consideration expenses relating to the PremiumBeat acquisition had been recognized. As we increase the volume of business transacted in foreign currencies resulting from expected further international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
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
On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that impact our financial position and results of operations, such as reducing the U.S. federal statutory tax rate and imposing a one-time transition tax on accumulated undistributed earnings of foreign subsidiaries. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 establishes a measurement period that should not extend beyond one year of the enactment date of the TCJA during which, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but a reasonable estimate of those effects can be determined, a provisional estimate must be recorded in the financial statements. We have recorded provisional estimates for the accounting impacts of the TCJA, including the transition tax, deferred tax remeasurements, and other items, due to the uncertainty regarding how these provisions are to be implemented and additional anticipated forthcoming guidance. As we complete our analysis of the impacts of the TCJA, we may refine our current estimate and make adjustments which could materially change this estimate of the income tax impact.
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

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$557,111	$494,317	$425,149
Operating expenses:
Cost of revenue	233,102	203,129	174,526
Sales and marketing	146,464	126,626	106,636
Product development	52,486	47,789	41,322
General and administrative	98,710	70,987	61,647
Total operating expenses	530,762	448,531	384,131
Income from operations	26,349	45,786	41,018
Other income/(expense), net	3,732	(1,289)	(6,746)
Income before income taxes	30,081	44,497	34,272
Provision for income taxes	13,354	11,869	14,720
Net income	$16,727	$32,628	$19,552
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	42%	41%	41%
Sales and marketing	26%	26%	25%
Product development	9%	10%	10%
General and administrative	18%	14%	15%
Total operating expenses	95%	91%	90%
Income from operations	5%	9%	10%
Other income/(expense), net	1%	—%	(2)%
Income before income taxes	5%	9%	8%
Provision for income taxes	2%	2%	3%
Net income	3%	7%	5%

Comparison of the Years Ended December 31, 2017 and December 31, 2016
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2017	2016	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$557,111	$494,317	$62,794	13%
Operating expenses:
Cost of revenue	233,102	203,129	29,973	15
Sales and marketing	146,464	126,626	19,838	16
Product development	52,486	47,789	4,697	10
General and administrative	98,710	70,987	27,723	39
Total operating expenses	530,762	448,531	82,231	18
Income from operations	26,349	45,786	(19,437)	(42)
Other income/(expense), net	3,732	(1,289)	5,021	*
Income before income taxes	30,081	44,497	(14,416)	(32)
Provision for income taxes	13,354	11,869	1,485	13
Net income	$16,727	$32,628	$(15,901)	(49)%
_______________________________________________________________________________
*    Not meaningful. See “—Other income/(expense), net” below
Revenue
Revenue increased by $62.8 million, or 13%, to $557.1 million in 2017 as compared to 2016. Foreign currency fluctuations had virtually no impact on revenue growth from 2016 to 2017. In 2017, we continued to grow our customer base and undertake initiatives focused on broadening our product offerings and added functionality to our e-commerce platform, enhanced our workflow tools—including Shutterstock Editor—and increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. As a result of these initiatives, there was a 2% increase in the number of paid downloads, which in turn has driven a 9% increase in revenue per download as compared to the prior year. In 2017 and 2016, we delivered 172.0 million and 167.9 million paid downloads, respectively, and our revenue per download increased to $3.13 from $2.88, respectively.
In addition, revenue from customers in North America increased by $21.2 million, or 11%, to $218.9 million in 2017 compared to 2016, revenue from customers in Europe increased by $19.8 million, or 12%, to $181.7 million in 2017 compared to 2016, and revenue from customers in the rest of the world increased $21.8 million, or 16%, to $156.6 million in 2017 compared to 2016.
Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $30.0 million, or 15%, to $233.1 million in 2017 as compared to 2016. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download increased $9.6 million, or 7%, as compared to 2016, as a result of the increase in paid downloads resulting from higher customer utilization during the year and the increase in revenue per download resulting from changes in product mix. We anticipate royalties will continue growing in absolute dollars so long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Other costs associated with website hosting, content consulting and allocation of depreciation and amortization expense increased by $22.1 million, to $37.8 million in 2017 as compared to 2016, driven primarily by the depreciation and amortization of infrastructure and software assets acquired and developed in recent years. These increases were offset by a decrease in employee-related expenses of $3.7 million, or 20%, as a result of efficiencies driven by our enhancements to technology in content and website infrastructure and operations, which enables us to more use our scale more efficiently to support increased customer volume.
Sales and Marketing.    Sales and marketing expenses increased by $19.8 million, or 16%, to $146.5 million in 2017 as compared to 2016. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $11.8 million, or 18%, in 2017 compared to 2016, as a result of increased spending on affiliate, search advertising and other new channels. Employee-related expenses, increased by $11.3 million, or 23%, as compared to 2016, driven by an increase in sales and marketing headcount in 2017 to support our expansion into new products and markets, as well as increased sales commissions as a result of growing the amount of revenue generated by our global direct sales team. We anticipate that our total sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new customers, products, markets and geographies.
Product Development.    Product development expenses increased by $4.7 million, or 10%, to $52.5 million in 2017 as compared to 2016. Employee-related and consulting-related expenses, net of capitalized costs for the development of internal-use software, increased by $1.9 million, or 5%, as compared to 2016, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities and enhancing the features and functionality of the e-commerce platform. We anticipate this level product development expenses to continue for the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.    General and administrative expenses increased by $27.7 million, or 39%, to $98.7 million in 2017 as compared to 2016. The increase was driven primarily by an increase in employee-related expenses of $15.4 million and an increase in professional fees, consulting and IT-related costs of $10.8 million, as compared to 2016. These expenditures in 2017 related primarily to required enhancements to our corporate and technology infrastructure, intended to enhance these functions to better support our growth initiatives and help sustain long-term profitability by most efficiently supporting the business. Also included in general and administrative expenses in 2017 and 2016 are charges of $1.3 million and $1.7 million, respectively, related to long-term incentives and contingent consideration related to the acquisitions of Flashstock and PremiumBeat, respectively. The remaining increase in general and administrative expenses in 2017 compared to 2016 is attributable to various operating expenses associated with the overall growth in the Company’s business.
Other income/(expense), net.   Other expenses generally include foreign currency gains and losses and changes in the fair value of contingent consideration related to the passage of time.  During 2017, approximately $2.8 million of the $3.7 million recognized as other income related to favorable foreign exchange fluctuations, with the remainder related to interest income. During 2016, nearly all of the $1.3 million of other expense related to changes in the fair value of the contingent consideration related to the PremiumBeat acquisition. Foreign currency transaction gains and losses could fluctuate in future periods depending on changes in the exchange rates of foreign currencies with respect to the U.S. Dollar and the volume of business transacted in these currencies.
Income Taxes.    Income tax expense increased by $1.5 million to $13.4 million in 2017 as compared to 2016. Our effective tax rates for the years ended December 31, 2017 and 2016 were approximately 44.4% and 26.7%, respectively.
In 2017, the U.S. enacted the TCJA, which significantly changed U.S. tax law by, among other things, lowering the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018 and imposing a one-time transition tax on accumulated undistributed earnings of foreign subsidiaries. We have calculated and recorded an estimate of the impact of the TCJA in the year-end income tax provision, which includes (i) an expense of $3.7 million related to the impact of remeasuring the Company’s deferred tax balances to reflect the new tax rate and (ii) an expense of $0.8 million for the one-time transition tax. As permitted under the TCJA, we intend to pay the one-time transition tax in eight annual interest-free installments beginning in 2018.
The 2017 effective tax rate includes other discrete items partially offsetting the impact of the TCJA, the most significant of which is the tax effect of the domestic production activities deduction reflected in the Company’s 2016 and amended 2014 and 2015 federal income tax returns. Excluding the effects of the TCJA and these other discrete tax items, the Company’s effective tax rate would have been 34.3% for the year ended December 31, 2017.
The 2016 effective tax rate includes discrete items, the most significant of which is a one-time decrease resulting from the inclusion of the U.S. Research and Development (R&D) tax credit to which we were entitled for the tax years 2013 through 2015. Excluding the effects of these discrete tax items, the Company’s effective tax rate would have been 33.6% for years ended December 31, 2016.

Comparison of the Years Ended December 31, 2016 and December 31, 2015
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2016	2015	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$494,317	$425,149	$69,168	16%
Operating expenses:
Cost of revenue	203,129	174,526	28,603	16
Sales and marketing	126,626	106,636	19,990	19
Product development	47,789	41,322	6,467	16
General and administrative	70,987	61,647	9,340	15
Total operating expenses	448,531	384,131	64,400	17
Income from operations	45,786	41,018	4,768	12
Other expense, net	(1,289)	(6,746)	5,457	*
Income before income taxes	44,497	34,272	10,225	30
Provision for income taxes	11,869	14,720	(2,851)	(19)
Net income	$32,628	$19,552	$13,076	67%
_______________________________________________________________________________
*    Not meaningful. See “—Other expense, net” below
Revenue
Revenue increased by $69.2 million, or 16%, to $494.3 million in 2016 as compared to 2015. Excluding the impact of foreign currency fluctuations, revenue increased 18% compared to 2015. We continued to grow our customer base and undertake initiatives focused on broadening our subscriptions product offerings, which has resulted in increased customer utilization and provides customers an effective price per content download that is more economical at higher volumes. We believe these offerings will lead to sustained customer engagement over longer periods. As a result of these initiatives, the increase in revenue during the year was primarily attributable to a 14% increase in the number of paid downloads, the acquisition of new customers and increased activity by our enterprise customers, which in turn has driven a modest increase in revenue per download as compared to the prior year. In 2016 and 2015, we delivered 167.9 million and 147.2 million paid downloads, respectively, and our revenue per download increased to $2.88 from $2.84, respectively.
In addition, revenue from customers in North America increased by $31.4 million, or 19%, to $197.7 million in 2016 compared to 2015, revenue from customers in Europe increased by $17.8 million, or 12%, to $161.9 million in 2016 compared to 2015, and revenue from customers in the rest of the world increased $19.9 million, or 17%, to $134.8 million in 2016 compared to 2015.
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
Other expense, net.    Other expense, net was $1.3 million in 2016 as compared to $6.7 million in 2015. During 2016, nearly all of the $1.3 million other expenses related to the change in fair value of contingent consideration related to the acquisition of PremiumBeat. In 2015, other expenses included (i) $4.8 million of fair value changes in contingent consideration related to the acquisitions of PremiumBeat and Webdam; and (ii) foreign currency losses of approximately $2.0 million, predominantly attributable to the weakening euro and British pound against the U.S. dollar.
Income Taxes.    Income tax expense decreased by $2.9 million to $11.9 million for 2016 as compared to 2015. Our effective tax rates for the years ended December 31, 2016 and 2015 were approximately 26.7% and 43.0%, respectively.
In 2016, we completed a study which determined the amount of the U.S. Research and Development (R&D) tax credit to which we were entitled for the years 2013 through 2015. The 2015 tax credit was reflected in the 2015 federal tax return filed in the third quarter of 2016 and the 2013 and 2014 tax credits were reflected in amended federal tax returns.
Excluding these discrete items, the effective rate would have been 33.6% and 42.2% for the years ended December 31, 2016 and 2015, respectively.
Liquidity and Capital Resources
As of December 31, 2017, we had cash and cash equivalents of $253.4 million, which primarily consisted of bank balances and money market mutual funds. During 2017, the Company liquidated its short-term investments, principally consisting of commercial paper. Since inception, we have financed our operations primarily through cash flow generated from operations.
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
Acquisition of Flashstock Technology, Inc.
On July 7, 2017, we completed our acquisition of Flashstock for approximately $51.7 million, pursuant to a definitive agreement dated June 27, 2017. The total purchase price consists of cash payments of $50.9 million paid from existing cash on hand during the year ended December 31, 2017, and an additional cash payment of $0.8 million was paid for the settlement of working capital adjustments in the first quarter of 2018.
Share Repurchase Program
In October 2015, our board of directors approved a share repurchase program, authorizing us to repurchase up to $100 million of our common stock and in February 2017, our Board approved an increase to the share repurchase program, authorizing us to repurchase up to an additional $100 million of our outstanding common stock. We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our share repurchase program is subject to us having available cash to fund repurchases. Under this program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of December 31, 2017, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. As of December 31, 2017, we have $100.0 million of repurchase capacity remaining under this program.

Share-Based Compensation
Effective October 1, 2016, we implemented a practice of net share settlement upon the vesting of restricted stock units (“RSUs”) to cover any required withholding taxes by retaining the number of shares with a value equal to the amount of the tax and remitting an equal amount of cash to the appropriate taxing authorities, rather than our previous approach of requiring employees to sell a portion of the shares that they receive upon vesting to fund the required withholding taxes (“sell-to-cover”). The net share settlement approach has increased our cash outflows compared to the cash outflows under the sell-to-cover approach. In addition, as compared to the sell-to-cover approach, net share settlement has resulted in fewer shares being issued into the market as employees’ RSUs vest, thereby reducing the dilutive impact of our share-based compensation programs on stockholders.
During the year ended December 31, 2017, shares with an aggregate value of $6.8 million were withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.
Other Transactions
On January 4, 2018, we invested $15.0 million in convertible preferred shares issued by Zcool Network Technology Limited (“Zcool”), which is equivalent to a 25% fully diluted equity ownership interest, to further expand our presence in fast-growing markets. Zcool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. Zcool has been the exclusive distributor of Shutterstock creative content in China since 2014.
On February 15, 2018, we entered into an asset purchase agreement to sell certain assets and for the buyer to assume certain liabilities constituting the Company’s digital asset management business, known as Webdam, for an aggregate purchase price of approximately $49.1 million. The purchase price, subject to adjustments typical for transactions of this type, is payable in cash at closing, which is expected to occur on or about February 26, 2018.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure.  In April 2016, we paid the full amount of the contingent purchase price for Webdam of approximately $4.0 million, and in March 2017, we paid the full amount of the contingent purchase price for PremiumBeat of approximately $10.0 million.
See Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our existing capital commitments as of December 31, 2017.
Historical Trends
The following table summarizes our cash flow data for 2017, 2016 and 2015, respectively.

	Year Ended December 31,
	2017	2016	2015
		(in thousands)
Net cash provided by operating activities	$108,037	$100,723	$87,016
Net cash used in investing activities	$(57,365)	$(57,192)	$(71,846)
Net cash used in financing activities(1)	$(33,888)	$(53,110)	$(5,746)
_______________________________________________________________________________

(1)	Includes repurchase of common stock under the share repurchase program. No distributions or dividends have been paid during the periods presented.
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

Net cash provided by operating activities was $108.0 million in 2017 compared to $100.7 million in 2016, for an increase of $7.3 million, or 7%. This increase is primarily attributable to our growth in revenues, offset by increases in: (i) contributor royalty payments due to increased paid downloads; (ii) employee cash-based compensation resulting from increased headcount; and (iii) other operating expenses.
In 2016, net cash provided by operating activities was $100.7 million compared to $87.0 million in 2015, for an increase of $13.7 million, or 16%. This increase is directly attributable to our increase in revenues, offset by an increase in contributor royalty payments, employee costs and other operating expenses.
Cash paid for income taxes was $5.0 million, $19.2 million and $14.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Investing Activities
Our investing activities have consisted primarily of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of software and website development costs, investing in short-term investments and acquisitions. Cash used in investing activities totaled $57.4 million, $57.2 million and $71.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Capital expenditures and content acquisition were $55.1 million and $3.0 million in 2017, $40.0 million and $8.0 million in 2016 and $14.0 million and $3.0 million in 2015, respectively. Capital expenditures include software and equipment related to our data centers, as well as capitalization of leasehold improvements and software and website development costs. The increases in capital expenditures in 2017 and 2016 are primarily attributable to investments in our internally developed software. The Company has invested significantly in product development and hosting infrastructure to enhance our customer experience and increase the efficiency with which we deploy new products and features. Investing cash flows also include the net impact of the liquidation and purchase of short-term investments, which provided cash of approximately $55.3 million and $7.8 million for the years ended December 31, 2017 and 2015, respectively, and used cash of approximately $7.7 million for the year ended December 31, 2016. Net of cash acquired, we also paid approximately $50.7 million for the acquisition of Flashstock in 2017 and approximately $62.4 million for the acquisitions PremiumBeat and Rex Features in 2015.
Financing Activities
Our financing activities have consisted primarily of proceeds from equity offerings, stock-based compensation plans and the repurchase of common stock under our share repurchase program. Cash used in financing activities totaled $33.9 million, $53.1 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Cash used by financing activities included cash used to repurchase common stock under our share repurchase program of $25.0 million, $60.2 million and $14.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. We used approximately $5.2 million related to stock-based compensation programs in 2017, primarily related to the settlement of employee taxes. Prior to the fourth quarter of 2016, the Company used a “sell to cover” approach to settle employee taxes, which resulted in net cash provided by stock-based compensation programs, primarily related to proceeds from the exercise of employee options, of approximately $9.5 million and $9.1 million for the years ended December 31, 2016 and 2015, respectively.

Contractual Obligations and Commitments
We lease office facilities under operating lease agreements that expire on various dates between 2018 and 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our office and co-location facilities as our revenue and customer base continue to grow and diversify. We do not anticipate any difficulties in renewing those leases and co-location agreements that expire within the next several years and that we currently plan to renew, or in leasing other space or hosting facilities, if required. Our future minimum payments under non-cancelable operating leases and purchase obligations are as follows as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$86,184	$7,711	$14,803	$13,822	$49,848
Purchase obligations	45,902	21,921	23,981	—	—
Total	$132,086	$29,632	$38,784	$13,822	$49,848
_______________________________________________________________________________
(1)Amount represents contingent consideration obligation, including accretion, related to the PremiumBeat acquisition.
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which we amended in January 2016 and which we refer to as the ESB Lease. As amended, the ESB Lease will expire in 2029, and remaining future minimum lease payments are approximately $77.8 million. We also increased the total amount of our letter of credit, which serves as a security deposit for the leased facility, to $2.6 million in connection with the January 2016 amendment. The letter of credit is collateralized by a corresponding amount of cash, and as such is reported as restricted cash as a component of other assets on the consolidated balance sheet as of December 31, 2017.
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
Other Commitments
On October 20, 2016, we entered into a multi-part transaction with an unrelated third-party contributor (the “Transaction Party”). The transaction included three primary components: (a) a revolving credit facility pursuant to which we would be obligated to lend up to $4.6 million under certain conditions, (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires the Transaction Party to make quarterly payments of principal to us beginning on the fourth anniversary of the Facility. The Facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) a distribution agreement, under which we are the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) an option to, at our option, acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer with respect to the Transaction Party at any time until the fifth anniversary of the Facility.
On March 27, 2017, the Facility was amended to reduce the maximum lending amount to approximately $3.3 million.  As of December 31, 2017, the Transaction Party has borrowed $3.3 million under the Facility and we have no additional lending obligation.
Simultaneously with the reduction of the maximum lending amount of the Facility, we invested $1.6 million in a convertible note issued by the Transaction Party, which matures on October 20, 2021.  The convertible note bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity. The principal amount of the convertible note and any accrued and unpaid interest may be converted into equity of the Transaction Party at our option on the maturity date, or earlier upon certain events.
As of December 31, 2017, our total investment in the Transaction Party, including accrued interest receivable and other assets, is approximately $6.0 million, which is reported in other non-current assets.

Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, equity-based compensation, accounting for non-income and income taxes and goodwill and intangible assets have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue Recognition
The majority of our revenue is earned from the license of digital content. Digital content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download.   We also earn revenue from licensing hosted software services through Webdam’s cloud-based tools for businesses which are purchased as part of a subscription.
We recognize revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. We consider persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery for digital content licenses is considered to have occurred upon the download of the licensed content.  Subscription revenue is recognized upon each download using an effective per-license rate and revenue associated with any unused licenses is recognized at the subscription expiration.  Revenue attributable to the hosted software services is recognized ratably during the license subscription.   We record revenue net of credit card chargebacks and refunds.
Collectability is reasonably assured at the time the electronic order or contract is entered. A large amount of customers purchase products by making electronic payments at the time of the transaction with a credit card. We establish an allowance for credit card chargebacks and a sales refund reserve based on factors surrounding historical chargeback and sales refund trends and other information. Collectability is assessed for customers who pay on terms allowing for payment beyond the date at which service commences, based on a credit evaluation for certain new customers and transaction history with existing customers.
We recognize revenue gross of contributor royalties since the Company is the primary obligor in the arrangement, has control in establishing the product’s price, performs a detailed review of the digital imagery before accepting it into its collection to ensure it is of high quality before it may be purchased by customers, can reject contributors’ images in its sole discretion, and has credit risk.
We license digital content to customers through third-party resellers as a way to access customers in markets where we do not have a significant sales and marketing presence. Third-party resellers sell our products directly to end-user customers and remit a fixed amount to us based on the type of plan sold. The terms of the reseller program indicate that the third-party reseller is the primary obligor to the end-user customer and bears the risks and rewards as principal in the transaction. Accordingly, we recognize revenue net of reseller commissions in accordance with the type of plan sold.
Any customer payments received in advance of revenue recognition are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms.

Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable consist of customer obligations due under normal trade terms, carried at their fair value less an allowance for doubtful accounts, if required. We determine our allowance for doubtful accounts based on an evaluation of the aging of our accounts receivable and on a customer-by-customer basis where appropriate. Our reserve analysis contemplates our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. As of December 31, 2017 and 2016, we had an allowance for doubtful accounts of $4.1 million and $5.5 million, respectively. Changes in our allowance for doubtful accounts are primarily attributable to increases in our gross accounts receivable as a result of increased sales levels, improvements of the aging of our receivables and specific customer situations arising during the year.
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
We use the Black-Scholes option pricing model, the closing price of our common stock on the date of grant, and the Monte Carlo simulation model, if the award has a market condition, to determine the fair value of stock options and restricted stock units, or RSUs, respectively, granted pursuant to our 2012 Omnibus Equity Incentive Plan, which we refer to as the 2012 Plan, and the stock purchased pursuant to our 2012 Employee Stock Purchase Plan, which we refer to as the 2012 ESPP, all of which are discussed further in Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The determination of the grant date fair value using an option-pricing model and simulation model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include our closing market price at the grant date, the expected share price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•
Fair Value of Common Stock/Membership Unit.  The grant date fair value for stock-based awards is based on the closing price of our common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards is the closing price of our common stock on the NYSE on the relevant date.

•	Expected Term. The expected term is estimated using the simplified method allowed under applicable SEC guidance.

•	Volatility. The volatility is estimated based on historical average volatility of our common stock.

•	Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of each award group.

•
Dividend Yield.  We have not historically paid and do not intend to pay cash dividends or distributions to our stockholders for the foreseeable future. As a result, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan, and stock purchased pursuant to the 2012 ESPP are subject to a time-based vesting requirement and for certain award grants are also based on a market condition. The majority of stock option awards granted under the 2012 Plan vest over four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate; in 2016, the 2012 ESPP was suspended and there are no outstanding awards under this plan as of December 31, 2017.
Income Taxes
Our income tax expense includes U.S. (federal and state) and foreign income taxes. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. We record an income tax liability for the difference, if any, between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and circumstances, such as the outcomes of tax audits or lapses in statutes of limitations. Any reserve for uncertain tax provisions and related penalties and interest is included in the income tax provision.
We assessed the realizability of deferred tax assets and determined, based on the available evidence including a history of taxable income, estimates of future taxable income and planning strategies, that it is more likely than not that the deferred tax assets will be realized. We will continue to evaluate our ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates, we will adjust these estimates in future periods which may result in a change in the effective tax rate in a future period.
Except as required under U.S. tax laws, we do not provide for U.S. taxes on the undistributed earnings of our foreign subsidiaries. With the enactment of the TCJA, we are required to treat the undistributed earnings and profits of our foreign subsidiaries accumulated through a measurement period that should not extend more than one year beyond the date of the enactment of the TCJA as if they were repatriated to the U.S., and pay a current U.S. tax amount as a result of such “deemed” repatriation. Our tax expense for the year ended December 31, 2017 includes a provisional amount for such taxes, which we intend to pay in eight annual interest-free installments, as permitted under the TCJA. We have not recorded any provision for potential foreign withholding taxes that otherwise may be payable if we were to repatriate such earnings, since we do not intend to repatriate such amounts.
Also included in the 2017 provision for income taxes are other provisional amounts for the specific tax effects of the TCJA, as it relates to changes to existing United States tax law which includes numerous provisions that will affect businesses. These provisional amounts represent the Company’s reasonable estimates. Management will evaluate these estimates in 2018 as additional information and/or implementation guidance becomes available.
We are subject to compliance requirements for certain non-income taxes, including value added taxes, sales taxes and royalty withholding taxes. Where appropriate, we have made accruals for these taxes, which are reflected in our consolidated financial statements.
Acquisitions
Business combinations are recorded at fair value and allocated to the assets acquired and liabilities assumed in the transaction. Fair values are based on the exit price (i.e., the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets and expected future cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit price when evaluating the fair value of our assets. Other assets and liabilities acquired in a business combination are recorded based on the fair value of the assets acquired and liabilities assumed at acquisition date. Changes to these factors could affect the measurement and allocation of fair value.
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
We did not have any long-term borrowings as of December 31, 2017.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 34%, 33% and 31% in 2017, 2016 and 2015, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar. However, changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Based on our foreign currency denominated revenue for 2017, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
We have established foreign subsidiaries in various countries and have generally concluded their functional currency is the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. During each of 2017, 2016 and 2015, the net impacts of foreign currency transactions on our financial statements were a gain of $2.6 million and losses of $1.0 million and $2.6 million, respectively. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.
Our historical revenue by currency is as follows (in thousands):

	Year Ended December 31,
	2017		2016		2015
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$102,622	€90,965	$81,406	€73,580	$62,273	€56,112
British pounds	48,634	£37,752	46,129	£34,150	44,405	£29,053
All other non-U.S. currencies(1)	39,376		33,993		26,352
Total foreign currency	190,632		161,528		133,030

U.S. dollar	366,479		332,790		292,119
Total revenue	$557,111		$494,318		$425,149

(1)	Includes no single currency which was greater than 5% of total revenue for any of the periods presented.
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2017. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
On July 7, 2017, we completed our acquisition of Flashstock. The acquired business constituted approximately 2% of total assets and less than 1% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we excluded Flashstock from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which appears on page F-2 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have commenced the process of incorporating and aligning the internal control over financial reporting of Flashstock into our internal control over financial reporting framework.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. The design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2017.
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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2017.
Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2017.
Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2017.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2017.

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
Item 16.    Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Shutterstock, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shutterstock, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control over Financial Reporting under Item 9A, management has excluded Flashstock Technology, Inc., (“Flashstock”), from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Flashstock from our audit of internal control over financial reporting. Flashstock is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
New York, New York
February 22, 2018

We have served as the Company’s auditor since 2011.

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$253,428	$224,190
Short-term investments	—	54,972
Accounts receivable, net	49,932	38,107
Prepaid expenses and other current assets	37,109	22,569
Total current assets	340,469	339,838
Property and equipment, net	85,698	56,101
Intangible assets, net	34,197	30,157
Goodwill	98,654	49,271
Deferred tax assets, net	9,761	23,013
Other assets	8,997	3,398
Total assets	$577,776	$501,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,160	$7,305
Accrued expenses	58,734	41,106
Contributor royalties payable	20,088	20,473
Deferred revenue	157,803	122,235
Other liabilities	1,957	12,378
Total current liabilities	245,742	203,497
Deferred tax liability, net	1,486	2,147
Other non-current liabilities	15,963	9,438
Total liabilities	263,191	215,082
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 37,270 and 36,926 shares issued and 34,712 and 34,816 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	373	369
Additional paid-in capital	272,657	251,890
Treasury stock, at cost; 2,558 and 2,110 shares as of December 31, 2017 and December 31, 2016, respectively	(100,027)	(77,567)
Accumulated other comprehensive loss	(3,557)	(17,061)
Retained earnings	145,139	129,065
Total stockholders’ equity	314,585	286,696
Total liabilities and stockholders’ equity	$577,776	$501,778

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$557,111	$494,317	$425,149
Operating expenses:
Cost of revenue	233,102	203,129	174,526
Sales and marketing	146,464	126,626	106,636
Product development	52,486	47,789	41,322
General and administrative	98,710	70,987	61,647
Total operating expenses	530,762	448,531	384,131
Income from operations	26,349	45,786	41,018
Other income/(expense), net	3,732	(1,289)	(6,746)
Income before income taxes	30,081	44,497	34,272
Provision for income taxes	13,354	11,869	14,720
Net income	$16,727	$32,628	$19,552
Less:
Undistributed earnings to participating stockholder	—	—	2
Net income available to common stockholders	$16,727	$32,628	$19,550
Net income per common share available to common stockholders:
Basic	$0.48	$0.93	$0.54
Diluted	$0.47	$0.91	$0.54
Weighted average common shares outstanding:
Basic	34,627	35,114	35,880
Diluted	35,291	35,861	36,319

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$16,727	$32,628	$19,552
Foreign currency translation gain/(loss)	13,504	(10,612)	(5,861)
Unrealized gain on investments	—	—	41
Other comprehensive income/(loss)	13,504	(10,612)	(5,820)
Comprehensive income	$30,231	$22,016	$13,732
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2015	35,603	$356	—	$—	$174,821	$(629)	$76,885	$251,433
Equity-based compensation	—	—	—	—	28,280	—	—	28,280
Issuance of common stock in connection with employee stock option exercises	532	5	—	—	7,197	—	—	7,202
Issuance of common stock in connection with employee stock purchase plan	46	—	—	—	1,868	—	—	1,868
Tax effect from exercise of employee stock options	—	—	—	—	1,685	—	—	1,685
Retirement of restricted shares	(36)	—	—	—	—	—	—	—
Repurchase of Treasury Shares	—	—	460	(15,635)	—	—	—	(15,635)
Other comprehensive loss	—	—	—	—	—	(5,820)	—	(5,820)
Net income	—	—	—	—	—	—	19,552	19,552
Balance at December 31, 2015	36,146	361	460	(15,635)	213,851	(6,449)	96,437	288,566
Equity-based compensation	—	—	—	—	28,987	—	—	28,987
Issuance of common stock in connection with employee stock option exercises and RSU vesting	745	7	—	—	8,707	—	—	8,714
Common shares withheld for settlement of taxes in connection with equity-based compensation	(18)	—	—	—	(1,032)	—	—	(1,032)
Issuance of common stock in connection with employee stock purchase plan	54	1	—	—	1,802	—	—	1,803
Tax effect from employee stock option exercises and RSU vesting	—	—	—	—	(425)	—	—	(425)
Repurchase of Treasury Shares	—	—	1,650	(61,932)	—	—	—	(61,932)
Other comprehensive loss	—	—	—	—	—	(10,612)	—	(10,612)
Net income	—	—	—	—	—	—	32,628	32,628
Balance at December 31, 2016	36,926	369	2,110	(77,567)	251,890	(17,061)	129,065	286,696
Cumulative Effect of Accounting Change (See Note 1)	—	—	—	—	979	—	(653)	326
Balance at January 1, 2017	36,926	369	2,110	(77,567)	252,869	(17,061)	128,412	287,022
Equity-based compensation	—	—	—	—	24,958	—	—	24,958
Issuance of common stock in connection with employee stock option exercises and RSU vesting	503	6	—	—	1,677	—	—	1,682
Common stock withheld for the settlement of taxes related to RSU vesting	(159)	(2)	—	—	(6,846)	—	—	(6,848)
Repurchase of Treasury Shares	—	—	449	(22,460)	—	—	—	(22,460)
Other comprehensive income	—	—	—	—	—	13,504	—	13,504
Net income	—	—	—	—	—	—	16,727	16,727
Balance at December 31, 2017	37,270	$373	2,558	$(100,027)	$272,657	$(3,557)	$145,139	$314,585
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,727	$32,628	$19,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,490	19,946	14,841
Deferred taxes	12,491	1,767	(4,840)
Non-cash equity-based compensation	24,958	28,080	28,860
Change in fair value of contingent consideration	—	2,925	4,770
Settlement of contingent consideration liability in excess of acquisition-date fair value	(6,255)	(1,640)	—
Bad debt reserve	1,292	2,992	3,175
Chargeback and sales refund reserves	—	(30)	(222)
Changes in operating assets and liabilities:
Accounts receivable	(10,015)	(13,232)	(11,072)
Prepaid expenses and other current and non-current assets	(6,734)	(2,412)	3,366
Accounts payable and other current and non-current liabilities	12,044	1,612	3,106
Contributor royalties payable	(685)	3,118	2,904
Deferred revenue	28,724	24,969	22,576
Net cash provided by operating activities	$108,037	$100,723	$87,016
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(55,062)	(39,959)	(14,003)
Investment sales/(purchases), net	55,286	(7,673)	7,805
Acquisitions of businesses, net of cash acquired	(49,571)	—	(62,379)
Other investments/advances	(5,087)	(660)	—
Acquisition of digital content	(2,961)	(8,045)	(2,981)
Security deposit (payment)/receipt	30	(855)	(288)
Net cash used in investing activities	$(57,365)	$(57,192)	$(71,846)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,682	8,711	7,197
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	1,803	1,868
Cash paid related to settlement of employee taxes related to RSU vesting	(6,848)	(1,032)	—
Settlement of contingent consideration liability	(3,745)	(2,360)	—
Repurchase of treasury shares	(24,977)	(60,232)	(14,811)
Net cash (used in) provided by financing activities	$(33,888)	$(53,110)	$(5,746)
Effect of foreign exchange rate changes on cash	12,454	(7,535)	(1,573)
Net increase (decrease) in cash and cash equivalents	29,238	(17,114)	7,851
Cash and cash equivalents—Beginning	224,190	241,304	233,453
Cash and cash equivalents—Ending	$253,428	$224,190	$241,304
Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$4,984	$19,186	$14,481

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies
Description of Business
Shutterstock (the “Company” or “Shutterstock”) is a global technology company that offers an e-commerce platform for high-quality digital content, tools and services to creative professionals. The digital content licensed by the Company’s customers includes: (a) imagery, consisting of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) music, consisting of high-quality music tracks and sound effects, which is often used to complement digital imagery. The Company licenses creative content to its customers. Contributors upload their creative content to the Company’s websites in exchange for royalty payments based on customer download activity. The Company also offers digital asset management services through Webdam, its cloud-based digital asset management platform. This service provides tools for customers to better manage creative content and brand management assets.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the amounts reported and disclosed in the financial statements. Actual results could differ from those estimates. Such estimates include, but are not limited to, the determination of the allowance for doubtful accounts, the assessment of recoverability of property and equipment, the fair value of acquired goodwill and intangible assets, the grant-date fair value of non-cash equity-based compensation, the assessment of recoverability of deferred tax assets and the measurement of certain income tax and non-income tax liabilities.
Concentration of Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable balances. Cash and cash equivalents and short-term investments are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such deposits.
The majority of the Company’s revenues are derived from customers who license content using electronic payments at the time of a transaction. The Company’s accounts receivable are primarily from enterprise customers who require invoicing. The Company performs initial and ongoing credit reviews on these customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. As of December 31, 2017 and 2016, no single customer accounted for or exceeded 10% of accounts receivable.
Additionally, no single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2017, 2016 or 2015.
Cash and Cash Equivalents
Cash consists primarily of cash on hand and bank deposits. Cash equivalents consist primarily of money market accounts and are stated at cost, which approximates fair value.
Short-Term Investments
Short-term investments consist of commercial paper with maturities of 90 days or less at the date of purchase and are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of other accumulated comprehensive loss in stockholders’ equity and in the consolidated statements of

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

comprehensive income, while realized gains and losses, and other-than-temporary impairments, if any, are reported as a component of net income. For the periods presented, realized and unrealized gains and losses on short-term investments were not material.
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
Restricted Cash
The Company’s restricted cash relates to amounts held by the Company’s bank to collateralize letters of credit which are pledged as security deposits for leased office locations. As of December 31, 2017 and 2016, the Company had restricted cash of $2.6 million recorded in other assets that relates to the lease for its corporate headquarters in New York City.
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

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of period	$5,495	$3,768	$1,031
Add: bad debt expense	1,292	2,992	3,175
Less: write-offs, net of recoveries and other adjustments	(2,699)	(1,265)	(438)
Balance, end of period	$4,088	$5,495	$3,768
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the straight-line method over the estimated useful life, which is currently three years, beginning when the software is substantially complete and ready for its intended use.
Impairment of Long-Lived Assets
Long-lived assets, inclusive of definite useful life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges in 2017, 2016 or 2015.
Goodwill and Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to the Company’s reporting units, for the purposes of preparing our impairment analysis, based on a specific identification basis. Since inception through December 31, 2017, the Company did not have any goodwill or indefinite lived intangible asset impairment.
Revenue Recognition
The majority of the Company’s revenue is earned from the license of digital content. Digital content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download.   The Company also earns revenue from licensing hosted software services through Webdam’s cloud-based tools for businesses which are purchased as part of a subscription.
The Company recognizes revenue when all of the following basic criteria are met: there is persuasive evidence of an arrangement, performance or delivery of services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company considers persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contains the fixed pricing terms. Performance or delivery for digital content licenses is considered to have occurred upon the download of the licensed content.  Subscription revenue is recognized upon each download using an effective per-license rate and revenue associated with any unused licenses is recognized at the subscription expiration.  Revenue attributable to the hosted software services is recognized ratably during the license subscription.   The Company records revenue net of credit card chargebacks and refunds.
Collectability is reasonably assured at the time the electronic order or contract is entered. A large amount of customers purchase products by making electronic payments at the time of the transaction with a credit card. The Company establishes an allowance for credit card chargebacks and a sales refund reserve based on factors surrounding historical chargeback and sales refund trends and other information. As of December 31, 2017 and 2016, the Company had recorded an allowance for chargebacks and sales refunds of $0.4 million and $0.6 million, respectively, which is included in other liabilities. Collectability is assessed for customers who pay on terms allowing for payment beyond the date at which service commences, based on a credit evaluation for certain new customers and transaction history with existing customers.
The Company recognizes revenue gross of contributor royalties since the Company is the primary obligor in the arrangement, has control in establishing the product’s price, performs a detailed review of the digital imagery before accepting it into its collection to ensure it is of high quality before it may be purchased by customers, can reject contributors’ images in its sole discretion, and has credit risk.
The Company licenses digital content to customers through third-party resellers as a way to access customers in markets where the Company does not have a significant sales and marketing presence. Third-party resellers sell the Company’s products directly to end-user customers and remit a fixed amount to the Company based on the type of plan sold. The terms of the reseller program indicate that the third-party reseller is the primary obligor to the end-user customer and bears the risks and

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rewards as principal in the transaction. Accordingly, the Company recognizes revenue net of reseller commissions in accordance with the type of plan sold.
Any customer payments received in advance of revenue recognition are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payment under standard credit terms.
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
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period a customer download occurs and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid weekly or monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2017, 2016 and 2015, the Company deferred $4.7 million, $5.0 million and $3.9 million, respectively, in royalty advances and amortized $4.9 million, $5.5 million and $2.7 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2017 and 2016, the Company has deferred contributor royalties of $2.5 million and $2.7 million, respectively, which is included in prepaid expenses and other current assets.
Internal sales commissions are generally paid in the month following collection or invoicing of the commissioned receivable and is reported in sales and marketing expense. Internal sales commissions are deferred and recognized over the expected future revenue stream which is generally up to 12 months. For the years ended December 31, 2017, 2016 and 2015, the Company deferred $5.5 million, $4.5 million and $5.5 million, respectively, and amortized $5.0 million, $4.7 million and $4.5 million, respectively, in internal sales commission expense which is included in sales and marketing expense. As of December 31, 2017 and 2016, the Company has deferred internal sales commission of $1.9 million and $1.5 million, respectively, which is included in prepaid expenses and other current assets.
Product Development
The Company expenses product development costs as incurred, except for costs that are capitalized for certain internal software development projects. Product development costs are primarily comprised of development personnel salaries, non-cash equity-based compensation, equipment costs as well as allocated occupancy costs and related overhead.
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $76.6 million, $64.9 million and $53.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in sales and marketing expense.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of December 31, 2017 and 2016, the Company had deferred rent of $11.1 million, and $8.6 million, respectively, which is included in other non-current liabilities.

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
The Company uses the Black Scholes option pricing model, the closing price of the Company’s common stock on the date of grant, and the Monte Carlo simulation model, if the award has a market condition, to determine the fair value of stock options and restricted stock units (“RSUs”), respectively, granted pursuant to the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) and stock purchased pursuant to the 2012 Employee Stock Purchase Plan (“2012 ESPP”), which are discussed further in Note 10, Equity-Based Compensation.
The determination of the grant date fair value using an option-pricing model and simulation model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include the Company’s closing market price at the grant date, the expected stock price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•
Fair Value of Common Stock.  The grant date fair value for stock-based awards is based on the closing price of the Company’s common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards shall be the closing price of the Company’s common stock on the NYSE on the relevant date.

•
Expected Term.  The expected term is estimated using the simplified method allowed under Securities and Exchange Commission (“SEC”) guidance. In certain cases for market based awards, the Company’s expected term is based on a combination of historical data and estimates of the period of time the award will be outstanding.

•	Volatility. The volatility is estimated based on historical price volatility of the Company’s common stock.

•	Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of each award group.

•
Dividend Yield.  The Company has not paid cash distributions to its stockholders and it does not intend to do so for the foreseeable future. As a result, the Company used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan, and stock purchased pursuant to the 2012 ESPP are subject to a time-based vesting requirement and for certain award grants are also based on a market condition. The majority of stock option awards granted under the 2012 Plan vest over four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate.
Income Taxes
The Company’s income tax expense includes U.S. (federal and state) and foreign income taxes. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. The Company records an income tax liability for the difference, if any, between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The reserves are adjusted in light of changing facts and

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

circumstances, such as the outcomes of tax audits or lapses in statutes of limitations. Any reserve for uncertain tax provisions and related penalties and interest is included in the income tax provision.
The Company assessed the realizability of deferred tax assets and determined, based on the available evidence including a history of taxable income, estimates of future taxable income and planning strategies, that it is more likely than not that the deferred tax assets will be realized. The Company will continue to evaluate its ability to realize deferred tax assets on a quarterly basis. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates, the Company will adjust these estimates in future periods which may result in a change in the effective tax rate in a future period.
Except as required under U.S. tax laws, the Company does not provide for U.S. taxes on the undistributed earnings of its foreign subsidiaries. With the enactment of the H.R.1 (commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”)), the Company is required to treat the undistributed earnings and profits of its foreign subsidiaries accumulated through a measurement period that should not extend more than one year beyond the date of the enactment of the TCJA as if they were repatriated to the U.S., and pay a current U.S. tax amount as a result of such “deemed” repatriation. The Company’s tax expense for the year ended December 31, 2017 includes a provisional amount for such taxes, which the Company intends to pay in eight annual interest-free installments, as permitted under the TCJA. The Company has not recorded any provision for potential foreign withholding taxes that otherwise may be payable if it were to repatriate such earnings, since the Company does not intend to repatriate such amounts.
Also included in the provision for income taxes for the year ended December 31, 2017 are provisional amounts for other specific tax effects of the TCJA. These provisional amounts represent the Company’s reasonable estimates. The Company will evaluate these estimates in 2018 as additional information and/or implementation guidance becomes available, and any changes will be reflected in the financial statements in the period in which they are identified.
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
Reportable Segments
For the year ended December 31, 2017, the Company has identified two operating segments, one of which has been determined to be the Company’s primary reportable business segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The non-reportable segment classified in the Other Category includes the Company’s digital asset management operating segment, which fails to meet the quantitative or qualitative thresholds for separate segment reporting.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the respective local currency. Monetary assets and liabilities that are denominated in currencies other than each entity’s functional currency are remeasured into the functional currency at the period-end exchange rates and result in transactional gains and losses. The net impact of foreign currency transactional gains and losses on the Company’s results of operations were a gain of $2.6 million in 2017, and losses of $1.0 million and $2.6 million in 2016 and 2015, respectively. Translation adjustments resulting from converting the foreign subsidiaries financial statements into U.S. dollars using the period-end exchange rates for balance sheet accounts and the period average exchange rate for the statement of operations are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
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
The Company adopted ASU 2016-09 on January 1, 2017. All income tax effects related to settlements of share-based payment awards will be reported as an increase or decrease to the provision for income taxes. In addition, starting January 1, 2017, the Company will account for forfeitures as they occur and, as of January 1, 2017, recognized a $0.7 million reduction to retained earnings as the cumulative effect of the change in accounting principle. The Company adopted the cash flow presentation component of ASU 2016-09 retrospectively, and accordingly, decreased cash flows from operating activities by $0.4 million and increased cash flows from financing activities by $0.4 million for the year ended December 31, 2016 and increased cash flows from operating activities by $1.7 million and decreased cash flows from financing activities by $1.7 million for the year ended December 31, 2015 from amounts previously reported.
Recently Issued Accounting Standard Updates
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, and its related amendments, provides a unified model to determine when and how revenue is recognized and requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from customers. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires deferral of incremental costs associated with the cost of acquiring a customer contract, such as sales commissions, and amortization of such amounts over the contract term. However, as a practical expedient, if the amortization period of the deferred cost would be one year or less, the entity could expense these costs as incurred.
ASU 2014-09 will be effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. This new guidance may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective).
 Effective January 1, 2018, the Company will adopt ASU 2014-09 using the modified retrospective approach. This standard will result in a change in the timing of recognizing revenue on the Company’s digital content license subscription products.  Currently, revenue associated with any unused licenses is recognized using the effective per-license rate when the subscription expires.  ASU 2014-09 will require the Company to recognize the revenue associated with the unused licenses

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during the subscription period in proportion to the revenue recognized on digital content licenses used.  This standard will not impact revenue recognition on digital content licenses sold on a transactional basis or license revenue associated with the hosted software services. Management will continue to record a contract liability, or deferred revenue, for contractual amounts that have been prepaid or are due from customers. In addition, the Company had historically deferred certain of its contract acquisition costs. These costs had been amortized over 12 months. Upon adoption of ASU 2014-09, these costs will be expensed as incurred.
 Management believes the cumulative-effect adjustment of initially applying ASU 2014-09 will be an approximately $6.9 million increase to retained earnings as of January 1, 2018, and is attributable to the net of tax impact of reducing deferred revenues and deferred acquisition costs.
In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business. ASU 2017-01 provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Adoption of the new guidance is required, prospectively, for fiscal years beginning after December 15, 2017, and early adoption is permitted with respect to transactions which take place and are first reported after the issuance of the new accounting standard and before the effective date. Effective January 1, 2018, the Company will adopt ASU 2017-01. The Company anticipates that the impact of adoption of this guidance will not be material to its financial position or results of operations.
In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash, which requires entities to present restricted cash with cash and cash equivalents on the statement of cash flows when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Effective January 1, 2018, the Company will adopt ASU 2016-18. The Company’s restricted cash consists of approximately $2.6 million held as collateral for a letter of credit, which serves as a security deposit for the Company’s headquarters lease, and the Company anticipates that the impact of adoption of this guidance will not be material to its financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and can be applied using a modified retrospective approach for all leases entered into before the effective date. Early adoption is permitted. The Company’s significant long-term leases relate primarily to its office facilities, which are described in Note 8. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
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

(2) Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities (in thousands):

	As of December 31, 2017
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$55,775	$55,775	$—	$—
Total assets measured at fair value	$55,775	$55,775	$—	$—

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2016
	Aggregate Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81,623	$81,623	$—	$—
Commercial paper	54,972	—	54,972	—
Total assets measured at fair value	$136,595	$81,623	$54,972	$—
Liabilities:
Acquisition related contingent consideration	$10,000	$—	$—	$10,000
Total liabilities measured at fair value	$10,000	$—	$—	$10,000
Money Market Accounts
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date.
Commercial Paper
The Company’s short-term investments as of December 31, 2016 consisted of commercial paper with original maturity dates of 90 days or less. Commercial paper is classified as a level 2 measurement based on quoted market prices for identical assets, which are subject to infrequent transactions.
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
As of December 31, 2016, the settlement amount of the contingent consideration related to the Company’s acquisition of PremiumBeat was determined to be $10.0 million and was included in other liabilities. No changes in fair value were recorded during the year ended December 31, 2017. The contingent consideration of $10.0 million was paid in the first quarter of 2017.
The changes in the fair value of contingent consideration through December 31, 2017 are as follows (in thousands):

	Consolidated	Webdam	PremiumBeat(1)
Balance at January 1, 2016	$11,075	$4,000	$7,075
Changes in fair value	2,925	—	2,925
Payments of contingent consideration	(4,000)	(4,000)	—
Balance at December 31, 2016	10,000	—	10,000
Payments of contingent consideration	(10,000)	—	(10,000)
Balance at December 31, 2017	$—	$—	$—
______________________________________________________________________________

(1)	Included as a component of accrued expenses and other current liabilities as of December 31, 2016
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

(3) Property and Equipment

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment is summarized as follows (in thousands):

	December 31,
	2017	2016
Computer equipment and software	$118,493	$63,711
Furniture and fixtures	9,970	3,434
Leasehold improvements	18,487	20,944
Property and equipment	146,950	88,089
Less: accumulated depreciation	(61,252)	(31,988)
Property and equipment, net	$85,698	$56,101
Depreciation and amortization expense related to property and equipment amounted to $29.2 million, $14.9 million and $10.1 million, for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. There was no loss on disposal for the years ended December 31, 2016 and 2015.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $39.2 million, $20.0 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. During 2016 and 2017, the Company invested significantly in its product development and hosting infrastructure to enhance its customer experience and increase the efficiency with which management deploys new products and features.
The portion of total depreciation expense related to capitalized internal-use software was $14.1 million, $3.6 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense.
As of December 31, 2017 and December 31, 2016, the Company had capitalized internal-use software of $45.4 million and $20.3 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(4) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, Editorial, Images, Music and Webdam reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock, Editorial, Images and Music are included in the Company’s Content Business reportable segment while Webdam is included in the non-reportable Other Category. The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments for the period ended December 31, 2017 (in thousands):

	Content Business	Other Category	Consolidated
Balance as of December 31, 2016	$40,508	$8,763	$49,271
Acquired goodwill	46,217	—	46,217
Foreign currency translation adjustment	3,166	—	3,166
Balance as of December 31, 2017	$89,891	$8,763	$98,654
The Company performed its annual goodwill assessment as October 1, 2017 and concluded that the fair value of its reporting units were greater than their carrying amounts, and therefore no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment of its Bigstock, Images, Music and Webdam reporting units to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For its Editorial reporting unit, the Company performed a quantitative assessment utilizing the income and market approach.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.
Intangible Assets
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017				As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$21,008	$(6,996)	$14,012	9	$16,712	$(4,344)	$12,368
Trade name	7,159	(3,299)	3,860	7	6,677	(2,030)	4,647
Developed technology	5,528	(3,450)	2,078	4	3,224	(1,934)	1,290
Contributor content	17,041	(3,066)	13,975	11	12,958	(1,386)	11,572
Patents	259	(68)	191	18	227	(52)	175
Domain name	160	(79)	81	12	160	(55)	105
Total	$51,155	$(16,958)	$34,197		$39,958	$(9,801)	$30,157
Amortization expense related to the intangible assets was $6.3 million, $5.1 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $6.3 million in 2018, $6.1 million in 2019, $5.1 million in 2020, $4.0 million in 2021, $3.1 million in 2022 and $9.6 million thereafter.

(5) Acquisition Activity
Acquisition Activity in 2017
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
The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The Company considered the intangible assets acquired in the transaction, and determined customer relationships and acquired developed technology meet the separability criteria.

The total purchase price was $51.7 million of which $50.9 million was paid with existing cash on hand during the year ended December 31, 2017, and $0.8 million which was paid in the first quarter of 2018 for the settlement of working capital adjustments. The unpaid portion of the purchase price is included in accrued expenses as of December 31, 2017.
The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets:
Cash and cash equivalents	$1,330
Accounts receivable	3,105
Prepaid expenses and other current assets	155
Intangible Assets:
Customer relationships	3,000
Developed technology	2,200
Goodwill	46,217
Total assets acquired	56,007
Liabilities:
Accrued expenses	(279)
Accounts payable	(99)
Deferred tax liability, net	(333)
Deferred revenue	(3,550)
Total liabilities acquired	(4,261)
Net assets acquired	$51,746
Fair value adjustments relating to this acquisition were finalized as of December 31, 2017, which were within the allowable measurement period.
The identifiable intangible assets have a weighted average life of approximately seven years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the developed technology was determined using the relief-from-royalty method.
The goodwill arising from the transaction is primarily attributable to assembled workforce, future growth opportunities in the custom content market, potential economies of scale arising from the combined entity’s ability to leverage the Company’s existing global sales and marketing reach, and potential synergies arising from the addition of custom content offerings for the Company’s existing customer base. Approximately 26% of goodwill will be deductible for income tax purposes.
In connection with the acquisition, the Company recorded approximately $0.8 million of professional fees in the year ended December 31, 2017. The professional fees are included in general and administrative expense.
The Company has performance-based bonus arrangements with certain Flashstock employees who are now employees of Shutterstock. These employees are entitled to additional compensation if: (i) the custom content business achieves certain financial targets for the 2019 calendar year and (ii) the individual is employed by Shutterstock as of December 31, 2019. These performance-based bonuses will be reported as period expenses within general and administrative expenses in the consolidated statements of operations, and are not considered part of the Flashstock purchase price.
Unaudited Pro Forma Information
The operations of the acquired entity have been integrated into the Company’s operations from the acquisition date. The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2017 and 2016, as if the Flashstock acquisition was had been completed on January 1, 2016, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets and deferred revenue. These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the period (in thousands):

	Year Ended December 31,
	2017	2016
Revenue
As reported	$557,111	$494,317
Pro forma	562,137	496,853
Income before income taxes
As reported	$30,081	$44,497
Pro forma	29,842	40,908
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
The total purchase price of $35.4 million consisted of a cash payment of $31.7 million and $3.7 million in contingent consideration based on certain performance criteria of post-acquisition revenue related to the Company’s music business. The fair value of the contingent consideration was determined using a Monte Carlo model with subsequent changes in the fair value expensed in earnings. During 2016, the settlement amount of the contingent consideration related to the PremiumBeat acquisition was determined to be $10.0 million, which was paid in the first quarter of 2017.
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
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Compensation	$19,897	$13,732
Non-income taxes	6,895	7,383
Royalty tax withholdings	7,566	6,921
Other expenses	24,376	13,070
Total accrued expenses	$58,734	$41,106

(7) Income Taxes
The Company’s geographical breakdown of its income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$24,558	$38,549	$36,643
Foreign	5,523	5,948	(2,371)
Income before income taxes	$30,081	$44,497	$34,272
The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal provision	$(4,813)	$6,389	$16,551
State and local provision	112	852	1,683
Foreign provision	5,564	2,861	1,326
Deferred:
Federal benefit	14,578	3,376	(3,311)
State and local provision	523	(34)	33
Foreign benefit	(2,610)	(1,575)	(1,562)
Provision for income taxes	$13,354	$11,869	$14,720
The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. income tax at federal statutory rate	35.0%	35.0%	35.0%
Tax credits	(4.0)	(12.0)	—
State and local taxes, net of federal benefit	2.1	2.9	3.7
Equity-based compensation(1)	1.9	2.1	2.7
Foreign rate differential	(2.3)	(1.8)	1.2
Uncertain tax positions	5.2	(0.4)	(1.0)
Transition tax related to TCJA	2.6	—	—
U.S. Federal rate change related to TCJA	12.4	—	—
Domestic production activities deduction	(9.8)	—	—
Non-deductible—other	1.3	0.9	1.4
Total provision for income taxes	44.4%	26.7%	43.0%

(1)
Included in this amount for the year ended December 31, 2017 is the impact of windfall/shortfall related to stock option exercises and RSU vestings that were reflected in additional paid-in capital, prior to the adoption of ASU 2016-09 on January 1, 2017. All periods presented include the impact of non-deductible stock-based compensation expenses.

On December 22, 2017, the U.S. enacted the TCJA, which lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a one-time “transition tax” on undistributed earnings of foreign subsidiaries. The Company’s effective tax rate for the year ended December 31, 2017 includes an expense of $3.7 million related to the impact of remeasuring the Company’s deferred tax balances to reflect the new tax rate and an expense of $0.8 million for the transition tax. As permitted under the TCJA, the Company intends to pay the transition tax in eight annual interest-free installments beginning in 2018.

The tax effect of the Company’s temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Non-cash equity-based compensation	$8,342	$10,611
Intangible amortization	4,555	8,197
Non-income tax accruals	2,887	3,682
Deferred rent	2,484	3,123
Other liabilities	2,895	5,600
Deferred tax assets	21,163	31,213
Deferred tax liabilities:
Depreciation and amortization	(12,888)	(10,347)
Net deferred tax assets	$8,275	$20,866
The non-cash equity-based compensation for the Company includes a deferred tax asset of $3.8 million associated with the performance-based grant of stock options and restricted stock units to the Company’s Chief Executive Officer.
The following table summarizes changes to the Company’s unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance of unrecognized tax benefits at January 1	$1,455	$1,479	$1,500
Gross additions for tax positions for prior years	1,412	886	280
Gross additions for tax positions for current year	273	360	57
Gross expirations	(174)	(1,270)	(358)
Balance of unrecognized tax benefits at December 31	$2,966	$1,455	$1,479
The total amount of gross unrecognized tax benefits was $3.0 million, which, if recognized, would impact the Company’s effective tax rate in future periods. The liability for unrecognized tax benefits is included in other non-current liabilities.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company is currently under examination by the German Tax Office for years 2013-2015 and by New York City for 2014. The Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for years before 2010.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of operations. Interest and penalties included in the company’s provision for income taxes were not material in all the periods presented.
As of December 31, 2017, the Company has $6.2 million and $2.6 million in tax net operating loss carryforwards in Canada and the U.K., respectively, which are available to reduce future income taxes, none of which are expected to expire unutilized.

(8) Commitments and Contingencies
Lease Commitments and Other Obligations

Future minimum lease payments under non-cancellable operating leases and other unconditional cash obligations as of December 31, 2017 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Other Obligations
2018	$7,711	$21,921
2019	7,736	14,017
2020	7,067	9,964
2021	6,956	—
2022	6,866	—
Thereafter	49,848	—
Total minimum lease payments	$86,184	$45,902
Lease Commitments
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases for the years ended December 31, 2017, 2016 and 2015 was approximately $8.5 million, $7.2 million and $4.8 million, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. All leases require payment of real estate taxes and operating expense increases.
On March 21, 2013, the Company entered into an operating lease agreement to lease its corporate headquarters facility in New York, New York. The Company took possession of the premises during the third quarter of 2013, and as a result, the lease commenced. The Company also entered into a letter of credit in the amount of $2.6 million as a security deposit for the leased facilities. The letter of credit was collateralized by $2.6 million of cash and as such, is deemed to be restricted cash and is included in other assets on the consolidated balance sheets as of December 31, 2017. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum lease payments are approximately $77.8 million.
Other Obligations
As of December 31, 2017, the Company had other obligations of approximately $45.9 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services.
Other Commitments
On October 20, 2016, the Company entered into a multi-part transaction with an unrelated third-party contributor (the “Transaction Party”). The transaction included three primary components: (a) a revolving credit facility pursuant to which the Company would be obligated to lend up to $4.6 million under certain conditions, (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires the Transaction Party to make quarterly payments of principal to the Company beginning on the fourth anniversary of the Facility. The Facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) a distribution agreement, under which the Company is the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) an option to acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer with respect to the Transaction Party at any time until the fifth anniversary of the Facility.
On March 27, 2017, the Facility was amended to reduce the maximum lending amount to approximately $3.3 million.  As of December 31, 2017, the Transaction Party has borrowed $3.3 million under the Facility and the Company has no additional lending obligation.
Simultaneously with the reduction of the maximum lending amount of the Facility, the Company invested $1.6 million in a convertible note issued by the Transaction Party, which matures on October 20, 2021.  The convertible note bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity. The principal amount of the convertible note and any accrued and unpaid interest may be converted into equity of the Transaction Party at the Company’s option on the maturity date, or earlier upon certain events.
As of December 31, 2017, the Company’s total investment in the Transaction Party, including accrued interest receivable, is approximately $6.0 million, which is reported in other non-current assets.

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
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2017, the Company has recorded no liabilities related to indemnification for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

(9) Employee Benefit Plans
The Company has a 401(k) defined contribution plan and provides for annual discretionary employer matching contributions not to exceed 3% of employees’ annual base salary per year. Effective January 1, 2018 the Company will provide discretionary employer matching of 50% of employees’ eligible contributions. Matching contributions are fully vested and non-forfeitable at all times.
The Company recorded employer matching contributions of $1.8 million, $1.7 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(10) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options, RSUs granted under the 2012 Plan and sales of shares of common stock under the 2012 ESPP, based on each award’s fair value on the grant date.

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company’s statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$795	$1,938	$1,896
Sales and marketing	4,452	5,444	4,520
Product development	6,162	7,681	7,565
General and administrative	13,549	13,017	14,879
Total	$24,958	$28,080	$28,860
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the Company’s accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock Options	$6,364	$7,295	$8,191
Restricted Stock Units	18,594	20,179	19,765
ESPP	—	606	904
Total	$24,958	$28,080	$28,860
2012 Omnibus Equity Incentive Plan
On October 10, 2012, the Company’s 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan was initially 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s board of directors. Any awards issued under the 2012 Plan that are forfeited by the participant will become available for future grant under the 2012 Plan. The number of shares of common stock available under the 2012 Plan was automatically increased by approximately 1,044,000 and 1,071,000 shares, respectively, on January 1, 2017 and 2016, pursuant to the automatic increase provisions of the 2012 Plan.
Stock Option Awards
The following is a summary of stock option awards and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2016	1,411,369	$51.52
Options granted	85,500	48.05
Options exercised	(75,508)	22.27
Options cancelled or expired	(238,231)	41.53
Options outstanding at December 31, 2017	1,183,130	$55.14

Options exercisable at December 31, 2017	322,290	$35.86
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	As of December 31,
	2017	2016
Stock options outstanding	$6,400	$12,400
Stock options exercisable	3,600	4,700
Stock options vested and expected to vest	$6,400	$12,000
The intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was approximately $1.6 million, $10.6 million and $12.7 million, respectively.
The following weighted average assumptions were used in the fair value calculation for the years ended December 31, 2017, 2016 and 2015:

	Year Ended Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.2	6.3	6.5
Volatility	50.0%	52.5%	52.1%
Risk-free interest rate	2.15%	1.48%	1.70%
Dividend yield	—	—	—
Valuation Data:
Weighted average fair value per share granted	$24.19	$19.03	$15.90
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
As of December 31, 2017, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $13.5 million, which is expected to be recognized through fiscal year 2021.
Restricted Stock Units Awards
The following table presents a summary of the Company’s RSUs activity for the year ended December 31, 2017:

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2016	1,271,610	$46.50
Units granted	830,807	43.56
Units vested	(427,583)	49.23
Units cancelled or forfeited	(501,674)	45.62
Non-vested balance at December 31, 2017	1,173,160	$43.79

Non-vested and deferred balance at December 31, 2017	1,186,511	$44.07
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

As of December 31, 2017, the total unrecognized compensation charge related to the restricted stock units is approximately $36.2 million, which is expected to be recognized through fiscal 2021.
Employee Stock Purchase Plan
On October 10, 2012, the Company’s 2012 ESPP became effective. The 2012 ESPP provides participating employees with the option to purchase common stock through payroll deductions of up to 15% of eligible compensation and a maximum purchase of 1,000 shares during each offering period. The common stock is purchased at 85% of the lower of the fair market value of common stock on (1) the first trading day of the offering period, or (2) the last day of the offering period. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year; however, the first such offering period commenced on October 10, 2012, the date the Company’s Registration Statement was declared effective. An employee will not be granted rights to purchase common stock if an employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s capital stock or holds rights to purchase stock under all of the Company’s employee stock purchase plans that would accrue at a rate that exceeds $25,000 worth of stock for each calendar year. The Company has initially reserved 2,000,000 shares for issuance under the 2012 ESPP. The number of shares available for issuance under the 2012 ESPP provides for an annual increase commencing January 1, 2013 by an amount equal to the lesser of 1,000,000 shares of common stock, 3% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s board of directors. As of December 31, 2017, approximately 233,000 shares have been issued under the 2012 ESPP.
The number of shares of common stock available under the 2012 ESPP was increased by 1,000,000 shares on January 1, 2016, pursuant to the increase provisions of the 2012 ESPP. Effective December 1, 2016, the Company has suspended the ESPP plan.
The Company estimates the fair value of purchase rights under the 2012 ESPP using the Black-Scholes valuation model. The fair value of each purchase right under the 2012 ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended Year Ended December 31,
	2016	2015
Expected term (in years)	0.50	0.50
Volatility	59.1%	52.1%
Risk-free interest rate	0.46%	0.07% - 0.42%
Dividend yield	—	—

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

The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2017, the Company has not issued and has no plans to issue any shares of preferred stock.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the stock repurchase program, authorizing the Company to purchase an additional $100 million of its common stock. As of December 31, 2017, the Company has repurchased approximately 2,560,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $39.09. As of December 31, 2017, there is $100.0 million remaining for purchases under the share repurchase program.
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

(12) Other (Expense)/Income, net
The following table presents a summary of the Company’s other (expense)/income activity included in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Foreign currency gain/(loss)	$2,841	$(167)	$(2,003)
Change in contingent consideration fair value	—	(1,271)	(4,770)
Interest income	891	149	27
Other income/(expense), net	$3,732	$(1,289)	$(6,746)

(13) Net Income Per Share
A reconciliation of assumed exercised shares used in calculating basic and diluted net income per common share available to common stockholders follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Basic	34,627	35,114	35,880
Stock options and employee stock purchase plan shares	388	441	345
Unvested restricted stock awards	276	306	94
Diluted	35,291	35,861	36,319

Potentially dilutive shares included in the calculation	1,384	1,954	1,624
Anti-dilutive shares excluded from the calculation	1,325	999	1,064

(14) Segment and Geographic Information
Segment Financial Information
The following table summarizes segment information for the years ended December 31, 2017 and 2016 (in thousands):

	Content Segment	Other and Corporate	Consolidated
December 31, 2017
Revenue	$541,088	$16,023	$557,111
Operating Expenses(1)	417,507	113,255	530,762
Income from Operations	123,581	(97,232)	26,349
December 31, 2016
Revenue	483,278	11,039	494,317
Operating Expenses(1)	364,631	83,900	448,531
Income from Operations	118,647	(72,861)	45,786
December 31, 2015
Revenue	417,310	7,839	425,149
Operating Expenses(1)	314,204	69,927	384,131
Income from Operations	$103,106	$(62,088)	$41,018

(1)
Other and corporate operating expenses include unallocated corporate expenses of approximately $96.5 million, $67.7 million and $59.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unallocated corporate expenses primarily relate to shared operational support functions and general and administrative functions of human resources, legal, finance and information technology.

Asset information on a segment basis is not disclosed as this information is not separately identified or internally reported to the Company’s CODM.
Geographic Financial Information
The following represents the Company’s geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2017	2016	2015
North America	$218,865	$197,650	$166,225
Europe	181,693	161,906	144,103
Rest of the world	156,553	134,761	114,821
Total revenue	$557,111	$494,317	$425,149
Included in North America is the United States which comprises approximately 35% of total revenue for the years ended December 31, 2017, 2016, and 2015. The United Kingdom accounts for approximately 10% of total revenue for the year ended December 31, 2016. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2017	2016
North America	$83,027	$54,913
Europe	2,599	1,141
Rest of world	72	47
Total long-lived tangible assets	$85,698	$56,101
Included in North America is the United States, which comprises 92% and 95% of total long-lived tangible assets as of December 31, 2017 and 2016, respectively.

(15) Subsequent Events
On January 4, 2018, the Company invested $15.0 million in convertible preferred shares issued by Zcool Network Technology Limited (“Zcool”), which is equivalent to a 25% fully diluted equity ownership interest, to further expand the Company’s presence in fast-growing markets. Zcool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. Zcool has been the exclusive distributor of Shutterstock creative content in China since 2014.
On February 15, 2018, the Company entered into an asset purchase agreement to sell certain assets and for the buyer to assume certain liabilities constituting the Company’s digital asset management business, known as Webdam, for an aggregate purchase price of approximately $49.1 million. The purchase price, subject to adjustments typical for transactions of this type, is payable in cash at closing, which is expected to occur on or about February 26, 2018.

(16) Unaudited Quarterly Financial Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2017. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented.

	Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016

	(in thousands, except per share data)
Revenue(1)	$151,829	$141,063	$133,995	$130,224	$130,173	$123,073	$124,419	$116,652
Operating expenses(2):
Cost of revenue	64,590	58,812	57,289	52,411	52,637	50,184	52,245	48,063
Sales & marketing	40,844	36,008	37,109	32,503	34,990	32,977	31,571	27,088
Product development	15,210	13,340	12,892	11,044	12,989	11,604	11,971	11,225
General and administrative	23,994	27,333	23,420	23,963	16,358	17,020	18,155	19,454
Total operating expenses	144,638	135,493	130,710	119,921	116,974	111,785	113,942	105,830
Income from operations	7,191	5,570	3,285	10,303	13,199	11,288	10,477	10,822
Other (expense)/ income, net(3)	1,637	130	1,510	455	(1,167)	102	(212)	(12)
Income before income taxes	8,828	5,700	4,795	10,758	12,032	11,390	10,265	10,810
Provision for income tax(4)	6,772	698	1,729	4,155	2,177	1,999	3,016	4,677
Net income available to common stockholders	$2,056	$5,002	$3,066	$6,603	$9,855	$9,391	$7,249	$6,133
Net income per common share available to common stockholders:
Basic	$0.06	$0.14	$0.09	$0.19	$0.28	$0.27	$0.21	$0.17
Diluted	$0.06	$0.14	$0.09	$0.19	$0.27	$0.26	$0.20	$0.17
Weighted average common shares outstanding:
Basic	34,686	34,643	34,581	34,597	35,089	35,036	34,957	35,375
Diluted	35,149	35,177	35,250	35,595	35,881	35,824	35,642	36,099
____________________________________________________________________________

(1)
During 2017, the Company recorded adjustments to its unaudited consolidated financial statements relating to certain prior period transactions. Such adjustments decreased revenue during the second quarter of 2017 by approximately $0.6 million, and increased revenue during the third and fourth quarter of 2017 by approximately $0.9 million and $0.5 million, respectively. The Company has concluded that the impacts of the adjustments are not material to the results of operations or financial position for the current periods or any prior quarterly or annual period financial statements; accordingly, the Company recorded the related adjustments in the three months ended June 30, 2017, September 30, 2017 and December 31, 2017, respectively.

(2)	Includes non-cash equity-based compensation of $24,958 and $28,080 for the years ended December 31, 2017 and 2016, respectively.

(3)
Includes changes in fair value of contingent consideration related to the PremiumBeat acquisition; transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries’ functional currencies; and interest income and expense, which is not material in any period presented.

(4)
Included in the provision for income taxes for the three months ended December 31, 2017 are approximately $3.7 million of non-cash charges related to a remeasurement of deferred tax assets related to the change in U.S. tax rates from 35% to 21% and approximately $0.8 million of cash charges related to a one-time U.S. cash tax for unrepatriated foreign earnings related to the TCJA.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTERSTOCK, INC.
Dated: February 22, 2018	By:	/s/ JONATHAN ORINGER
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

Signature	Title	Date

/s/ JONATHAN ORINGER	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
Jonathan Oringer
/s/ STEVEN BERNS	Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Steven Berns
/s/ STEVEN CIARDIELLO	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018
Steven Ciardiello
/s/ DEIRDRE M. BIGLEY	Director	February 22, 2018
Deirdre M. Bigley
/s/ JEFF EPSTEIN	Director	February 22, 2018
Jeff Epstein
/s/ THOMAS R. EVANS	Director	February 22, 2018
Thomas R. Evans
/s/ PAUL J. HENNESSY	Director	February 22, 2018
Paul J. Hennessy

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Registration Rights Agreement, dated as of October 5, 2012, between the Registrant and the investors listed on Schedule 1 thereto.	S-1/A	333-181376	4.2	October 5, 2012
10.1	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3	June 29, 2012
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.6	§	Severance and Release Agreement by and between Shutterstock, Inc. and Timothy E. Bixby dated October 5, 2015.	8-K	001-35669	10.1	October 8, 2015
10.7(a)	§	Employment Agreement by and between Shutterstock, Inc. and Steven Berns dated August 5, 2015.	8-K	001-35669	10.1	August 6, 2015
10.7(b)	§	Amendment to Employment Agreement by and between Shutterstock, Inc. and Steven Berns, effective March 1, 2017.	10-K	001-35669	10.1	February 27, 2017
10.8		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.9		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.10		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.11		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.12	§	Shutterstock, Inc. Director Compensation Policy.	10-Q	001-35669	10.2	May 11, 2015
10.13	§	Amended and Restated Employment Agreement, dated May 2, 2016 between the Company and Catherine Ulrich	10-Q	001-35669	10.1	May 4, 2016
10.14	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.15	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.16	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.17	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016
10.19	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.20	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.21	§	Employment Agreement, dated June 5, 2016 between the Company and David Giambruno	10-Q	001-35669	10.1	May 3, 2017
10.22	§	Transition Agreement and General Release, dated August 3, 2017 between Shutterstock, Inc. and David Giambruno	8-K	001-35669	10.1	August 4, 2017

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23	§	Employment Agreement, dated April 15, 2016 between the Company and Jeff Weiser	10-Q	001-35669	10.2	May 3, 2017
10.24	§**	Mutual Separation Agreement and General Release, dated October 26, 2017, between the Company and Jeff Weiser
10.25	§	Employment Agreement, dated April 26, 2016 between the Company and Matthew Jagoda	10-Q	001-35669	10.3	May 3, 2017
10.26	§	Mutual Separation Agreement and General Release, dated March 6, 2017, between the Company and Matthew Jagoda	10-Q	001-35669	10.4	May 3, 2017
10.27	§	Offer Letter, dated November 15, 2016, between the Company and Steven Ciardiello	10-Q	001-35669	10.5	May 3, 2017
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
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