Form 10-Q
period 2018-03-31
Shutterstock, Inc.
filed 2018-04-26
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2018
Common Stock, $0.01 par value per share	34,887,385

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2018

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition, new or planned features, products or services, or management strategies. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. However, not all forward-looking statements contain these words. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 22, 2018, and in our consolidated financial statements, related notes, and the other information appearing elsewhere in such report, this report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat” and “Webdam” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$284,882	$253,428
Accounts receivable, net	44,583	49,932
Prepaid expenses and other current assets	33,575	37,109
Total current assets	363,040	340,469
Property and equipment, net	88,190	85,698
Intangible assets, net	32,180	34,197
Goodwill	89,641	98,654
Deferred tax assets, net	9,247	9,761
Other assets	24,249	8,997
Total assets	$606,547	$577,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,705	$7,160
Accrued expenses	55,043	58,734
Contributor royalties payable	23,189	20,088
Deferred revenue	139,498	157,803
Other liabilities	4,486	1,957
Total current liabilities	230,921	245,742
Deferred tax liability, net	1,235	1,486
Other non-current liabilities	17,227	15,963
Total liabilities	249,383	263,191
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 37,439 and 37,270 shares issued and 34,881 and 34,712 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	375	373
Treasury stock, at cost; 2,558 shares as of March 31, 2018 and December 31, 2017	(100,027)	(100,027)
Additional paid-in capital	275,395	272,657
Accumulated comprehensive loss	(2,482)	(3,557)
Retained earnings	183,903	145,139
Total stockholders’ equity	357,164	314,585
Total liabilities and stockholders’ equity	$606,547	$577,776
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$153,019	$130,224

Operating expenses:
Cost of revenue	64,490	52,411
Sales and marketing	40,368	32,503
Product development	16,448	11,044
General and administrative	27,224	23,963
Total operating expenses	148,530	119,921
Income from operations	4,489	10,303
Gain on Sale of Webdam	38,613	—
Other income, net	802	455
Income before income taxes	43,904	10,758
Provision for income taxes	11,323	4,155
Net income	$32,581	$6,603

Earnings per share:
Basic	$0.94	$0.19
Diluted	$0.92	$0.19

Weighted average shares outstanding:
Basic	34,784	34,597
Diluted	35,318	35,595
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$32,581	$6,603
Foreign currency translation gain	1,075	2,215
Other comprehensive income	1,075	2,215
Comprehensive income	$33,656	$8,818

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,581	$6,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,943	6,956
Deferred taxes	(1,644)	1,486
Non-cash equity-based compensation	5,606	5,956
Settlement of contingent consideration liability in excess of acquisition-date fair value	—	(6,255)
Gain on Sale of Webdam	(38,613)	—
Bad debt expense	238	135
Changes in operating assets and liabilities:
Accounts receivable	561	(404)
Prepaid expenses and other current and non-current assets	(7,688)	(5,628)
Accounts payable and other current and non-current liabilities	15,247	362
Contributor royalties payable	3,027	3,214
Deferred revenue	836	4,760
Net cash provided by operating activities	$21,094	$17,185

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,975)	(13,466)
Investment sales, net	—	52
Acquisition of business - working capital adjustment	(845)	—
Proceeds from sale of digital asset management business, net	42,338	—
Other investments/advances	(15,000)	(1,567)
Acquisition of digital content	(635)	(753)
Security deposit release	34	2
Net cash provided by (used in) investing activities	$10,917	$(15,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	—	(24,977)
Proceeds from exercise of stock options	1,185	561
Cash paid related to settlement of employee taxes related to RSU vesting	(4,033)	(3,975)
Settlement of contingent consideration liability	—	(3,745)
Net cash used in financing activities	$(2,848)	$(32,136)

Effect of foreign exchange rate changes on cash	2,291	1,888
Net decrease in cash, cash equivalents and restricted cash	31,454	(28,795)

Cash, cash equivalents and restricted cash, beginning of period	256,041	226,803
Cash, cash equivalents and restricted cash, end of period	$287,495	$198,008

Supplemental Disclosure of Cash Information:
Cash (received)/paid for income taxes	$(1,835)	$2,148
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc., together with its subsidiaries (collectively, the “Company” or “Shutterstock”), is a global technology company that offers an e-commerce platform for high-quality digital content, tools and services to creative professionals. The digital content licensed by the Company’s customers includes: (a) imagery, consisting of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) music, consisting of high-quality music tracks and sound effects, which is often used to complement the digital imagery. The Company licenses creative content to its customers. Contributors upload their creative content to the Company’s websites in exchange for royalty payments based on customer download activity. The Company also offered digital asset management services through its cloud-based digital asset management platform (“Webdam”). As discussed in Note 4, on February 26, 2018, the Company completed a sale transaction, pursuant to which the buyer in the transaction acquired certain assets and assumed certain contracts and liabilities which constituted the Company’s digital asset management business (the “Sale of Webdam”).
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
The interim consolidated balance sheet as of March 31, 2018, consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017, and consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2018 and its consolidated results of operations, comprehensive income and cash flows for the three months ended March 31, 2018 and 2017. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 22, 2018. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Revenue Recognition
The majority of the Company’s revenue is earned from the license of digital content. Digital content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. Prior to the Sale of Webdam, the Company also earned revenue from licensing hosted software services through Webdam’s cloud-based tools for businesses, which were purchased as part of a subscription.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Prior to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) on January 1, 2018, and reflected in the reported revenue amounts for the three months ended March 31, 2017, the Company recognized revenue when all of the following basic criteria were met: there was persuasive evidence of an arrangement, performance or delivery of services had occurred, the sales price was fixed or determinable, and collectability was reasonably assured. The Company considered persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contained the fixed pricing terms. Performance or delivery for digital content licenses was considered to have occurred upon the download of the licensed content. Subscription revenue was recognized upon each download using an effective per-license rate and revenue associated with any unused licenses was recognized at the subscription expiration.
Effective January 1, 2018, after the adoption of ASU 2014-09, the Company recognizes revenue upon the satisfaction of performance obligations, which occurs when (i) digital content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For digital content licenses, the Company recognizes revenue on both its subscription- based and transaction-based sales when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for its subscription-based products and recognizes the revenue associated with the unused licenses throughout the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. ASU 2014-09 has resulted in a change in the timing of recognizing revenue on the Company’s digital content license subscription products. ASU 2014-09 did not impact revenue recognition on digital content licenses sold on a transactional basis or license revenue associated with hosted software services.
Prior to the adoption of ASU 2014-09, the Company deferred certain acquisition costs that were then amortized over a period less than one year. Effective January 1, 2018 the Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
The majority of the Company’s customers purchase products by making electronic payments at the time of the transaction with a credit card. The Company establishes an allowance for credit card chargebacks and a sales refund reserve based on factors surrounding historical chargeback and sales refund trends and other information. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms.
Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018	As of December 31, 2017
Cash and cash equivalents	$284,882	$253,428
Restricted Cash	2,613	2,613
Total cash, cash equivalents and restricted cash	$287,495	$256,041
The Company’s cash and cash equivalents consist primarily of (i) cash on hand and bank deposits and (ii) money market accounts, which are stated at cost, which approximates fair value.
The Company’s restricted cash relates to security deposits related to the lease for its headquarters in New York City, which expires in 2029. The carrying value of restricted cash approximates fair value.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Allowance for Doubtful Accounts
The Company’s accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. During the three months ended March 31, 2018, bad debt expense, which increased the allowance for doubtful accounts, was $0.2 million, and write-offs and other adjustments, which decreased the allowance for doubtful accounts, were $0.2 million. As of March 31, 2018 and December 31, 2017, the Company’s allowance for doubtful accounts was approximately $4.1 million, which was included as a reduction of accounts receivable.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of March 31, 2018 and December 31, 2017, the Company had deferred rent of $11.4 million and $11.1 million, respectively, of which $11.1 million and $11.0 million, respectively, was included in other non-current liabilities, and $0.3 million and $0.1 million, respectively, was included in accrued expenses and other current liabilities.
Chargeback and Sales Refund Allowance
The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2018 and December 31, 2017, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which was included in other liabilities.
Recently Adopted Accounting Standard Updates
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 codifies existing SEC guidance contained in SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which expresses the view of the staff regarding application of existing guidance for the accounting for income taxes as it relates to the enactment of the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law in the fourth quarter of 2017. In accordance with ASU 2018-05, the Company has recorded provisional estimates for the accounting impacts of the TCJA, including the transition tax, deferred tax remeasurements, and other items, due to the uncertainty regarding how these provisions are to be implemented and additional anticipated forthcoming guidance. As management completes the analysis of the impacts of the TCJA, the Company may refine its current estimate and make adjustments, which will be recognized through income in the period such adjustments are identified, as required by ASU 2018-05.
In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business. ASU 2017-01 provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Effective January 1, 2018, the Company adopted ASU 2017-01 on a prospective basis. Adoption had no effect on the Company’s consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires entities to present restricted cash with cash and cash equivalents on the statement of cash flows when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted ASU 2016-18 retrospectively on January 1, 2018. As a result of this adoption, the Company has revised the presentation of its statement of cash flows for the three months ended March 31, 2017 to reflect restricted cash of $2.6 million in both the beginning and ending balances of cash, cash equivalents and restricted cash. There were no changes to previously reported amounts of cash used or provided by operating activities, investing activities or financing activities during the period.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires entities to measure all investments in equity securities at fair value and recognize any changes in fair value within the statement of operations. Under the standard, equity investments that do not have readily determinable fair values are eligible for a measurement alternative that allows for these investments to be recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

on January 1, 2018. Adoption had no effect on the Company’s consolidated financial statements. ASU 2016-01 may increase the volatility in the statement of operations upon the occurrence of observable price changes or impairments in the equity securities.
In May 2014, the FASB issued ASU 2014-09. ASU 2014-09, together with its related amendments, provides a unified model to determine when and how revenue is recognized and requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from customers. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires deferral of incremental costs associated with the cost of acquiring a customer contract, such as sales commissions, and amortization of such amounts over the contract term. However, as a practical expedient, if the amortization period of the deferred cost would be one year or less, the entity is permitted to expense these costs as incurred.
The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach, and prior period amounts were not restated. This standard resulted in a change in the timing of recognizing revenue on the Company’s digital content license subscription products. The Company has elected to utilize the practical expedient with regard to recognition of expense related to deferred contract acquisition costs, which resulted in a change in the timing of the recognition of such expenses.
The effect of adoption of this new guidance on the consolidated balance sheet as of January 1, 2018 was to reduce prepaid expenses and other current assets and to reduce deferred revenues, with an offsetting increase in 2018 opening retained earnings, as follows (in thousands):

	As Reported December 31, 2017	Adjustment	Revised January 1, 2018
Prepaid expenses and other current assets(1)	37,109	(3,733)	33,376
Deferred revenue	157,803	(9,911)	147,892
Retained earnings	145,139	6,178	151,317

(1)	Prepaid expenses and other current assets adjustment is attributable to the reduction in deferred commissions and income tax receivables.
The effect of adoption of this new guidance on the Company’s reported balance sheet and statement of operations is as follows (in thousands):

	As Reported Under ASU 2014-09	Impact of Adoption	Revenue Under Legacy Guidance
For the three months ended March 31, 2018
Revenue	153,019	(996)	152,023
Cost of revenue	64,490	(88)	64,402
Provision for income taxes	11,323	(145)	11,178
Net income	32,581	(763)	31,818
As of March 31, 2018:
Prepaid expenses and other current assets	33,575	3,966	37,541
Deferred revenue	139,498	10,907	150,405
Retained Earnings	183,903	(6,941)	176,962
Recently Issued Accounting Standard Updates
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

the lessee. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and can be applied using a modified retrospective approach for all leases entered into before the effective date. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
(2) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
Money Market Accounts
Cash equivalents include money market accounts which are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the Company can access at the measurement date. The total amount of money market accounts included in cash and cash equivalents was $55.9 million and $55.8 million as of March 31, 2018 and December 31, 2017, respectively.
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
Other Long-term Investments
Long-term Lending Facility and Note Receivable
On October 20, 2016, the Company entered into a multi-part transaction with an unrelated third-party contributor (the “Transaction Party”). The transaction included three primary components: (a) a revolving credit facility pursuant to which the Company would be obligated to lend up to $4.6 million under certain conditions, (the “Facility”) to the Transaction Party. The Facility has a term of five years and requires the Transaction Party to make quarterly payments of principal to the Company beginning on the fourth anniversary of the Facility. The Facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) a distribution agreement, under which the Company is the exclusive distributor of the Transaction Party’s content in certain markets subject to certain limitations; and (c) an option to acquire the Transaction Party at any time after the third anniversary of the Facility or match any third-party acquisition offer with respect to the Transaction Party at any time until the fifth anniversary of the Facility.
On March 27, 2017, the Facility was amended to reduce the maximum lending amount to approximately $3.3 million.  As of March 31, 2018, the Transaction Party has borrowed $3.3 million under the Facility and the Company has no additional lending obligation.
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
As of March 31, 2018, the Company’s total investment in the Transaction Party, including accrued interest receivable, is approximately $6.4 million, which is reported in other non-current assets.
Investment in ZCool Technologies Limited (“ZCool”)
On January 4, 2018, the Company invested $15.0 million in convertible preferred shares issued by ZCool (the “Preferred Shares”), which is equivalent to a 25% fully diluted equity ownership interest. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. ZCool has been the exclusive distributor of Shutterstock creative content in China since 2014.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

ZCool is a variable interest entity that is not consolidated because the Company is not the primary beneficiary. The Preferred Shares are not deemed to be in-substance common stock and will be accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Preferred Shares will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by ZCool. As of March 31, 2018, the Company’s total investment in ZCool is approximately $15.0 million, which is reported in other non-current assets.

(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2018	As of December 31, 2017
Computer equipment and software	$129,854	$118,493
Furniture and fixtures	10,000	9,970
Leasehold improvements	18,620	18,487
Property and equipment	158,474	146,950
Less accumulated depreciation	(70,284)	(61,252)
Property and equipment, net	$88,190	$85,698
Depreciation expense related to property and equipment was $9.5 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $9.6 million and $6.7 million for the three months ended March 31, 2018 and 2017, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.
The portion of total depreciation expense related to capitalized internal-use software was $5.4 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense.
As of March 31, 2018 and December 31, 2017, the Company had capitalized internal-use software of $49.6 million and $45.4 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.
(4) Sale of Digital Asset Management Business
On February 26, 2018, the Company completed the sale of Webdam for an aggregate purchase price of $49.1 million, subject to working capital adjustments. Total cash received, after an initial working capital adjustment, net of transaction costs paid, was $42.3 million with an additional $5.0 million receivable placed in escrow. The funds in escrow are expected to be released to the Company, net of final working capital adjustments, in two payments: (i) $2.5 million during the second quarter of 2018 and (ii) $2.5 million during the first quarter of 2019. The funds in escrow are included as a component of other current assets on the consolidated balance sheet as of March 31, 2018. In addition, approximately $3.0 million of transaction costs related to the sale are expected to be paid in the second quarter of 2018, and are included as a component of accrued expenses and other current liabilities as of March 31, 2018
The Company recognized a pre-tax gain on sale of approximately $38.6 million.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, Editorial, Images, Music and Webdam reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock, Editorial, Images and Music are included in the Company's “Content Business” reportable segment while Webdam is included in the non-reportable “Other Category” as of December 31, 2017. During the first quarter of 2018, the Company disposed of its Webdam business. The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments through March 31, 2018 (in thousands):

	Consolidated	Content Business	Other Category
Balance as of December 31, 2017	$98,654	$89,891	$8,763
Foreign currency translation adjustment	(250)	(250)	—
Sale of digital asset management business	(8,763)	—	(8,763)
Balance as of March 31, 2018	$89,641	$89,641	$—
No triggering events were identified during the three months ended March 31, 2018.
Intangible Assets
Intangible assets consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$18,642	$(6,097)	9	$21,008	$(6,996)
Trade name	6,916	(3,259)	7	7,159	(3,299)
Developed technology	5,046	(3,443)	4	5,528	(3,450)
Contributor content	17,577	(3,470)	11	17,041	(3,066)
Patents	259	(72)	18	259	(68)
Domain name	160	(79)	13	160	(79)
Total	$48,600	$(16,420)		$51,155	$(16,958)
During the three months ended March 31, 2018, the Company completed its sale of Webdam, which resulted in a reduction of the gross carrying amount and accumulated amortization of intangible assets.
Amortization expense was $1.5 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $4.3 million for the remaining nine months of 2018, $5.6 million in 2019, $5.0 million in 2020, $4.1 million in 2021, $3.2 million in 2022, $2.9 million in 2023 and $7.0 million thereafter.
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Compensation	$12,264	$19,897
Non-income taxes	7,631	6,895
Royalty tax withholdings	7,413	7,566
Other expenses	27,735	24,376
Total accrued expenses	$55,043	$58,734

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(7) Commitments and Contingencies
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases was $2.4 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. In addition to contractual rent amounts, the Company’s lease payments are also subject to adjustments in real estate taxes and operating expenses.
In 2016, the Company’s lease for its office facility in New York City was amended to, among other things, provide for the lease of approximately 25,000 square feet of additional office space and extend the term of the lease. In connection with the underlying lease agreement, the Company entered into a letter of credit as a security deposit for the leased facilities, which was increased to $2.6 million in connection with the 2016 amendment. The letter of credit was collateralized by $2.6 million of cash as of March 31, 2018, which is recorded as restricted cash and is included in other assets in the consolidated balance sheet. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum payments under the amended lease are approximately $76.5 million.
Other Obligations
As of March 31, 2018, the Company had other obligations in the amount of approximately $42.9 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2018, the Company’s other obligations for the remainder of 2018 and for the years ending December 31, 2019 and 2020 were approximately $18.9 million, $14.0 million, $10.0 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of March 31, 2018, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Pursuant to the Company’s charter documents and separate written indemnification agreements, the Company has certain indemnification obligations to its executive officers, certain employees and directors, as well as certain former officers and directors.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(8) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the three months ended March 31, 2018, the Company issued approximately 169,000 shares of common stock, primarily related to the exercise of stock options and the vesting of restricted stock units (“RSUs”).
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
During the three months ended March 31, 2018, the Company did not repurchase any shares of its common stock under the share repurchase program. As of March 31, 2018, the Company had $100.0 million remaining for purchases under the share repurchase program.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards, including employee stock options and RSUs granted under the 2012 Omnibus Equity Incentive Plan, based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$174	$208
Sales and marketing	427	1,218
Product development	1,477	1,256
General and administrative	3,528	3,274
Total	$5,606	$5,956
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$1,466	$1,566
RSUs	4,140	4,390
Total	$5,606	$5,956

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the three months ended March 31, 2018, the Company did not grant options to purchase shares of its common stock. As of March 31, 2018, there were approximately 346,000 options vested and exercisable with a weighted average exercise price of $35.10. As of March 31, 2018, the total unrecognized compensation charge related to non-vested options was approximately $12.0 million, which is expected to be recognized through 2021.
Restricted Stock Units
During the three months ended March 31, 2018, the Company granted approximately 248,000 RSUs, net of forfeitures. As of March 31, 2018 there are approximately 1,225,000 non-vested RSUs outstanding. As of March 31, 2018, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $44.3 million, which is expected to be recognized through 2022.
During the three months ended March 31, 2018, shares with an aggregate value of $4.0 million were withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.
(9) Revenue
The Company distributes its digital content offerings through two primary channels:
E-commerce: The majority of customers purchase content licenses directly through the Company’s e-commerce platforms. E-commerce customers have the flexibility to purchase a subscription plan that is paid on a monthly or annual basis or to purchase content on a transactional basis. These customers generally license content under the Company’s standard license, with additional licensing options available to meet customers’ individual needs. E-commerce customers typically pay the full amount of the purchase price in advance or at the time of license, generally with a credit card.
Enterprise: Enterprise customers are mainly composed of creative professionals and large organizations with unique content, licensing and workflow needs. Customers of this size benefit from dedicated sales, service and research teams which provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, invoicing and the ability to pay on credit terms, increased indemnification protection, multi-brand licensing packages and content licensed for use-cases outside of those available on the e-commerce platform.
In addition to the Company’s digital content offerings, the Company has historically generated revenue through other channels:
Digital asset management: The Company provided tools to help organizations manage, search, distribute and collaborate on creative and other brand-buildings activities through Webdam. Effective February 26, 2018, the Company sold Webdam. See Note 4 for further information on the sale of Webdam.
The Company’s revenue by distribution channel for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017(1)
E-Commerce	$89,735	$80,605
Enterprise	60,573	46,160
Digital asset management	2,711	3,459
Total Revenues	$153,019	$130,224

(1)
As previously discussed in Note 1, the Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. Historical revenue amounts reflect those previously reported and have not been restated.

The Company’s deferred revenue balance decreased from $157.8 million at December 31, 2017 to $139.5 million at March 31, 2018. This decrease was primarily the result of (i) the adoption of ASC 2014-09 which reduced deferred revenue by $9.9 million on January 1, 2018, and (ii) $10.2 million resulting from the sale of Webdam, offset by increase due to the ongoing operations of the Company. The March 31, 2018 deferred revenue balance will be earned as digital content is downloaded or upon the expiration of the subscription-based products, and nearly all will be earned within the next twelve months. $57.1 million of total revenue recognized for the three months ended March 31, 2018 was reflected in deferred revenue as of January 1, 2018.

(10) Employee Benefit Plans
The Company has a 401(k) defined contribution plan and, prior to January 1, 2018, provided for annual discretionary employer matching contributions not to exceed 3% of employees’ annual base salary per year. Effective January 1, 2018 the Company will provide discretionary employer matching of 50% of employees’ eligible contributions. Matching contributions are fully vested and non-forfeitable at all times.
The Company recorded expenses related to employer matching contributions of $0.9 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.
(11) Other Income, Net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Foreign currency gain	$319	$365
Interest income	483	90
Total income	$802	$455
(12) Income Taxes
On December 22, 2017, the U.S. enacted the TCJA, which lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a one-time transition tax on undistributed earnings of foreign subsidiaries.
The Company’s provision for income taxes for the three months ended March 31, 2018 includes provisional amounts for certain specific tax effects of the TCJA. These provisional amounts represent the Company’s reasonable estimates. The Company will evaluate these estimates throughout 2018 as additional information and/or implementation guidance becomes available, and any changes will be reflected in the financial statements in the period in which they are identified.

The Company’s effective tax rates were 25.8% and 38.6% for the three months ended March 31, 2018 and 2017, respectively.  In the three months ended March 31, 2018, the Company incurred a net discrete tax expense relating primarily to the gain on sale of the digital asset management business. The net effect of these discrete items increased the effective tax rate for the three months ended March 31, 2018 by 9.6%. In the three months ended March 31, 2017, the Company incurred a discrete tax benefit related primarily to withholding tax incurred on income earned in foreign jurisdictions, the net effect of which increased the effective tax rate by 5.0%.

The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to the international provisions enacted as part of the TCJA.
During the three months ended March 31, 2018 and 2017, unrecognized tax benefits recorded by the Company for uncertain tax positions taken in prior years were not material. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three months ended March 31, 2018 and 2017.
During the three months ended March 31, 2018, the Company received net cash tax refunds of $1.8 million and during the three months ended March 31, 2017, the Company paid net cash taxes of $2.1 million.

(13) Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, is excluded from weighted average number of common shares outstanding.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Diluted earnings per share is computed by dividing the net income attributable to common stockholders by the weighted average common shares outstanding and all potential common shares, if they are dilutive.
A reconciliation of assumed exercised shares used in calculating basic and diluted earnings per share follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding:
Basic	34,784	34,597
Stock options	116	495
Unvested RSUs	418	503
Diluted	35,318	35,595

Dilutive securities included in the calculation	1,425	1,927
Anti-dilutive securities excluded from the calculation	938	1,082
(14) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2018	2017(1)
North America	$56,958	$52,798
Europe	51,934	42,573
Rest of the world	44,126	34,853
Total revenue	$153,019	$130,224

(1)
As previously discussed in Note 1, the Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. Historical revenue amounts reflect those previously reported and have not been restated.

The United States, included in North America in the above table, accounted for 34% and 36% of consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	March 31,	December 31,
	2018	2017
North America	$84,718	$83,027
Europe	3,402	2,599
Rest of the world	70	72
Total long-lived tangible assets	$88,190	$85,698
The United States, included in North America in the above table, accounted for 90% and 92% of total long-lived tangible assets as of March 31, 2018 and December 31, 2017, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our interim consolidated unaudited financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 22, 2018.
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosure of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
Overview and Recent Developments
Shutterstock is a global technology company that offers an e-commerce platform for high-quality digital content, tools and services to creative professionals. The digital content licensed by our customers includes: (a) imagery, consisting of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) music, consisting of high-quality music tracks and sound effects, which is often used to complement digital imagery. We also offered digital asset management services through Webdam, our cloud-based digital asset management service, which we sold in February 2018.
Our platform brings together users and contributors of creative content by providing a readily-searchable collection of content that our customers may pay to license and incorporate into their work and compensating contributors as their content is licensed to our customers. For customers seeking specialized content that goes beyond our library of stock content, our platform also connects customers with contributors who can produce custom branded content. More than 1.8 million active, paying customers contributed to our revenue for the twelve-month period ended March 31, 2018. As of March 31, 2018, more than 400,000 approved contributors made their creative content available in our collection, which has grown to more than 180 million images and has grown to include more than 9.9 million video clips. This makes our collection of creative content one of the largest of its kind, and we delivered more than 40 million paid downloads across all of our brands during the three months ended March 31, 2018. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry during that period.
During the three months ended March 31, 2018, in addition to the increase in creative content provided by our contributors, the Company had the following significant events:

•	In January 2018, we celebrated over 1 billion content licenses sold since the Company was founded in 2003.

•
In January 2018, we invested $15.0 million in ZCool Network Technology Limited (“ZCool”) to further expand the Company’s presence in fast-growing markets. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals and has been the exclusive distributor of Shutterstock creative content in China since 2014.

•	In February 2018, we sold our digital asset management business (“Webdam”), for a total purchase price of $49.1 million, subject to certain adjustments.
Through our platform, we generate revenue by licensing creative content to our customers. During the three months ended March 31, 2018, 59% of our revenue and the majority of our content licenses came from users of our e-commerce platform. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license. For customers with other content needs, we also offer simple, affordable, smaller subscriptions and those where customers have an option to pay for individual content licenses at the time of delivery. Enterprise customers are generally larger organizations or those with unique content, licensing and workflow needs, and our dedicated enterprise sales, service and research teams are able to provide a number of enhancements to their creative workflows beyond the use-cases available on our e-commerce platform including the creation of custom branded content, an offering that launched in 2017. Our enterprise customers provided approximately 40% of our revenue in 2018.
Each time an image, video clip or music track is delivered to a customer for use, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue, and are typically paid to contributors on a monthly basis, subject to withholding taxes and certain payout minimums. Royalties represent the largest component of our operating expenses (and are reported within cost of revenue) and tend to increase proportionally with revenue. In addition to content sourced through direct submission through our web properties, content may also be obtained through exclusive distribution agreements with strategic partners or through the direct acquisition of a content library or archive. In certain cases, we will enter into arrangements with contributors whereby we guarantee a minimum royalty to a contributor or strategic partner, usually paid up-front, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. In recent years we have made a number of enhancements to our content libraries through the direct acquisition of content and through entering into several such agreements and partnerships. We have also enhanced our collections and content acquisition capabilities through our acquisitions of PremiumBeat, Rex Features, The Picture Desk Limited, and Flashstock Technology.
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
As a provider of digital asset management technology, we also previously generated revenue by licensing the use of our Webdam platform to customers on a contract basis, typically for terms of twelve months.
We manage customer acquisition costs based on the expected blended customer lifetime value across our purchase options so that we are able to manage our marketing expenses to achieve certain desired growth targets. As a result, we do not believe that shifts in the mix between e-commerce and enterprise sales channels will materially impact our operating margins.
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. Since we believe the market for creative content is multi-faceted and continually expanding, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the creative content that they need, the degree to which we make use of the large quantity of data we collect about image, video and music and search patterns, and the degree to which our websites have been localized for our global user base. To this end, we have invested aggressively in product development and hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 180 million images and 9.9 million video clips as of March 31, 2018, making it one of the largest libraries of its kind.
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017(1)
	(in millions, except revenue per download)
Paid downloads (during the period)	43.7	43.5
Revenue per download (during the period)	$3.40	$2.91
Content in Our Collection (end of period):
Images	186.9	132.0
Video Clips	9.9	6.9

(1)	Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue per download reflects amounts previously reported and has not been restated.
Paid Downloads
Measuring the number of paid downloads that our customers make in any given period is important because downloads are the primary method of delivering licensed content, which drives a significant portion of our revenue and contributor royalties. For customers that choose to purchase content on a transactional basis, each incremental content license results in incremental recognition of revenue. For customers that choose our subscription purchase options, we do not recognize revenue from each incremental content license, but we believe that download activity is an important measure of the value that a customer is getting from a subscription. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations, video clips or music tracks, excluding custom content, re-downloads of content that a customer has downloaded in the past (which do not generate incremental revenue or contributor royalty expense), and downloads of content that is offered to customers for no charge, including our free image of the week (which we make available as a means of acquiring new customers and attracting existing customers to return to our websites more frequently).
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
Our management uses this non-GAAP financial measure, in conjunction with GAAP financial measures, as an operating measure to help evaluate our business and in making financial and operational decisions. Management believes that providing a measure of period-over-period revenue growth on a constant-currency basis is useful to investors to provide them with disclosures of our revenue trends and overall business on the same basis as that which is used by management and because this metric eliminates the effect of foreign currency fluctuations that are not directly attributable to our underlying operating performance and are outside management’s control. Additionally, management believes that providing this non-GAAP financial measure enhances the comparability for investors in assessing our financial reporting. However, we caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, the volume of expected unused licenses for our subscription-based products, chargeback and sales refund reserve, goodwill, intangibles, equity-based compensation, income tax provisions and certain non-income tax accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe that the policies, assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, equity-based compensation, accounting for non-income and income taxes and goodwill and intangible assets have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that we filed with the SEC on February 22, 2018, or the 2017 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s Accounting Standards Update 2014-09: Revenue from Contracts with Customers (Topic 606), and its related amendments (“ASU 2014-09”). ASU 2014-09 provides a unified model to determine when and how revenue is recognized and enhances certain disclosure around the nature, timing, amount and uncertainty of revenue and cash flows arising from customers.
ASU 2014-09 represents a change in the accounting model utilized for the recognition of revenue and certain expenses arising from contracts with customers. We adopted ASU 2014-09 using a “modified retrospective” approach and, as such, revenue and expense totals for all periods before January 1, 2018 reflect those previously reported under the then-effective accounting model and have not been restated.
See Note 1 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. Apart from the items described above, there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2017 Form 10-K.
Key Components of Our Results of Operations
Revenue
We distribute our digital content offerings through two primary channels:
E-commerce: The majority of customers purchase content licenses directly through our e-commerce platforms. E-commerce customers have the flexibility to purchase a subscription plan that is paid on a monthly or annual basis or to purchase content on a transactional basis. These customers generally license content under our standard license, with additional licensing options available to meet customers’ individual needs. E-commerce customers typically pay the full amount of the purchase price in advance or at the time of license, generally with a credit card.
Enterprise: Enterprise customers are mainly composed of creative professionals and large organizations with unique content, licensing and workflow needs. Customers of this size benefit from dedicated sales, service and research teams which provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, invoicing and the ability to pay on credit terms, increased indemnification protection, multi-brand licensing packages and content licensed for use-cases outside of those available on the e-commerce platform.
In addition to our digital content offerings, we historically generated revenue through other channels:
Digital asset management: We previously provided tools to help organizations manage, search, distribute and collaborate on creative and other brand-buildings activities through Webdam. Effective February 26, 2018, the Company sold Webdam. See Note 4 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the sale of Webdam.
The Company’s revenue by distribution channel for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017(1)
E-Commerce	$89,735	$80,605
Enterprise	60,573	46,160
Digital asset management	2,711	3,459
Total Revenues	$153,019	$130,224

(1)
Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated. Historical presentation of the allocation of revenue by sales channel for periods prior to January 1, 2018 has been adjusted to conform to current presentation.

Costs and Expenses
Cost of Revenue. Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, the infrastructure and hosting costs related to maintaining our e-commerce platform and cloud-based software platform and associated employee compensation, including non-cash equity-based compensation, bonuses and benefits, amortization of content and technology intangible assets, allocated facility costs and other supporting overhead costs. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future to the extent that our revenue grows.
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
Product Development. Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development expenses as incurred, except for costs that are capitalized for internal-use software development projects and subsequently depreciated over the expected useful life of the developed software. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future as we identify opportunities to invest in the development of new products and internal tools and enhancement of our existing products and technologies that we believe will drive the long-term profitability of the business.
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
Other Income, Net. Other expense consists of non-operating costs such as foreign currency transaction gains and losses, interest income and expense and prior to 2017, changes in the fair value of contingent consideration related to acquisitions. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of March 31, 2018, we have not recorded any such valuation allowances.
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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Consolidated Statements of Operations:
Revenue	$153,019	$130,224
Operating expenses:
Cost of revenue	64,490	52,411
Sales and marketing	40,368	32,503
Product development	16,448	11,044
General and administrative	27,224	23,963
Total operating expenses	148,530	119,921
Income from operations	4,489	10,303
Gain on sale of digital asset management business	38,613	—
Other income, net	802	455
Income before income taxes	43,904	10,758
Provision for income taxes	11,323	4,155
Net income	$32,581	$6,603
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2018	2017
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	42%	40%
Sales and marketing	26%	25%
Product development	11%	8%
General and administrative	18%	18%
Total operating expenses	97%	92%
Income from operations	3%	8%
Gain on sale of digital asset management business	25%	—%
Other income, net	1%	—%
Income before income taxes	29%	8%
Provision for income taxes	7%	3%
Net income	21%	5%
__________________________________
Note: Percent totals may not sum exactly, due to rounding

Comparison of the Three Months Ended March 31, 2018 and 2017
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$153,019	$130,224	$22,795	18%
Operating expenses:
Cost of revenue	64,490	52,411	12,079	23
Sales and marketing	40,368	32,503	7,865	24
Product development	16,448	11,044	5,404	49
General and administrative	27,224	23,963	3,261	14
Total operating expenses	148,530	119,921	28,609	24
Income from operations	4,489	10,303	(5,814)	(56)
Gain on sale of digital asset management business	38,613	—	38,613	*
Other income, net	802	455	347	*
Income before income taxes	43,904	10,758	33,146	308
Provision for income taxes	11,323	4,155	7,168	*
Net income	$32,581	$6,603	$25,978	393%
__________________________________
*    Not meaningful
Revenue
Revenue increased by $22.8 million, or 18%, to $153.0 million in the three months ended March 31, 2018 compared to the same period in 2017. Excluding the impact of foreign currency fluctuations, revenue increased 13% in the three months ended March 31, 2018, compared to the same period in 2017. During the three months ended March 31, 2018, we continued to grow our customer base and continued with initiatives focused on broadening our product offerings and adding functionality to our e-commerce platform, enhanced our workflow tools and increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We believe these actions and initiatives will lead to increased and sustained customer engagement in the future.
In the three months ended March 31, 2018 and 2017, we delivered 43.7 million and 43.5 million paid downloads, respectively, and our revenue per download increased to $3.40 for the three months ended March 31, 2018 from $2.91 for the three months ended March 31, 2017.
The increased revenue was partially offset by the sale of the Webdam business in February 2018. Webdam revenues were $2.7 million for the period from January 1, 2018 through February 26, 2018 compared to $3.5 million for the full quarter in 2017.
In addition, revenue from North America increased by $4.2 million, or 8%, to $57.0 million in the three months ended March 31, 2018 compared to the same period in 2017, revenue from Europe increased by $9.4 million, or 22%, to $51.9 million in the three months ended March 31, 2018 compared to the same period in 2017, and revenue from the rest of the world increased by $9.3 million, or 27%, to $44.1 million in the three months ended March 31, 2018 compared to the same period in 2017.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $12.1 million, or 23%, to $64.5 million in the three months ended March 31, 2018 compared to the same period in 2017. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download, increased $4.6 million, or 13%, which is in line with the increase in revenues for the three months ended March 31, 2018, offset by changes in product mix amongst license types that incur differing royalty costs relative to the revenue earned for those license products. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses, and depreciation and amortization increased by $6.3 million to $12.9 million for the three months ended

March 31, 2018 compared to the same period in 2017, driven primarily by the depreciation and amortization of infrastructure hardware and software assets acquired and developed and purchased in recent periods.
Sales and Marketing. Sales and marketing expenses increased by $7.9 million, or 24%, to $40.4 million in the three months ended March 31, 2018 compared to the same period in 2017. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $2.8 million, as compared to the prior year, as a result of increased spending on affiliate, search advertising and other new channels. Employee-related expenses increased by $5.4 million, as compared to the prior year, driven by an increase in sales and marketing headcount to support our expansion into new products and markets, as well as increased sales commissions as a result of growth in the amount of revenue generated by our global direct sales team. We anticipate that our total sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new customers, products, markets and geographies.
Product Development. Product development expenses increased by $5.4 million, or 49%, from $11.0 million for the three months ended March 31, 2017 to $16.4 million for the three months ended March 31, 2018. Employee-related and consulting-related expenses, net of capitalized costs for the development of internal-use software, increased by $4.3 million, or 48%, as compared to 2017, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities and enhancing the features and functionality of the e-commerce platform. We anticipate this level of product development expenses to continue for the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses increased by $3.3 million, or 14%, to $27.2 million in the three months ended March 31, 2018 compared to the same period in 2017. The increase was driven primarily by an increase in employee-related expenses of $2.2 million and an increase in professional fees, consulting and IT-related costs of $1.5 million for the three months ended March 31, 2018 as compared to the same period in 2017. These expenditures related primarily to required enhancements to our corporate and technology infrastructure, intended to enhance these functions to better support our growth initiatives and help sustain long-term profitability by more efficiently supporting the business. Also included in general and administrative expenses for the three months ended March 31, 2018 are charges of $1.0 million of expense related to ongoing long-term performance-based bonus arrangements that were entered into concurrently with the acquisition of Flashstock and are expected to be paid in 2020. The remaining change in general and administrative expenses is attributable to various operating expenses associated with the overall growth in our business.
Gain on Sale of Digital Asset Management Business. On February 26, 2018, the Company sold Webdam, for an aggregate purchase price of $49.1 million, subject to certain working capital adjustments. Total cash received on the closing date was $42.3 million, net of an initial working capital adjustment and transaction costs paid, with an additional $5.0 million receivable placed in escrow. The funds in escrow are expected to be released to the Company, net of final working capital adjustments, in two payments: (i) $2.5 million during the second quarter of 2018 and (ii) $2.5 million during the first quarter of 2019.
Management recognized a pre-tax gain on the sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
Other Income, Net. Other expenses generally include foreign currency gains and losses and interest income. During the three months ended March 31, 2018, approximately $0.5 million other income consisted of interest income and approximately $0.3 million consisted of favorable foreign exchange fluctuations. During the three months ended March 31, 2017, nearly all of the $0.5 million of other income related to the remeasurement of our non-functional currency asset and liabilities.
Income Taxes. Income tax expense increased by $7.2 million for the three months ended March 31, 2018 as compared to the same period in 2017. Our effective tax rates for the three months ended March 31, 2018 and 2017 were approximately 25.8% and 38.6%, respectively.
The decline in the effective tax rate is primarily attributable to the TCJA, which lowered the Company’s U.S. statutory federal tax rate from 35% to 21% effective January 1, 2018, while also imposing a one-time transition tax on undistributed earnings of foreign subsidiaries.
The Company’s provision for income taxes for the three months ended March 31, 2018 are provisional amounts for certain specific tax effects of the TCJA. These provisional amounts represent the Company’s reasonable estimates. The Company will evaluate these estimates throughout 2018 as additional information and/or implementation guidance becomes available, and any changes will be reflected in the financial statements in the period in which they are identified.
For the three months ended March 31, 2018, we incurred a net discrete tax expense relating primarily to the gain on sale of the digital asset management business. The net effect of these discrete items increased the effective tax rate for the three months ended March 31, 2018 by 9.6%. Excluding the discrete items, our effective tax rate would have been 16.2% for the three months ended March 31, 2018.

For the three months ended March 31, 2017, we incurred a net discrete tax expense relating primarily to withholding tax incurred on income earned in foreign jurisdictions, which increased our effective tax rate by 5.0%. Excluding the discrete items, our effective tax rate would have been 33.6% for the three months ended March 31, 2017.

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
Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents totaling $284.9 million which primarily consisted of bank balances and money market mutual funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Investment in ZCool Technologies Limited (“ZCool”)
On January 4, 2018, we invested $15.0 million in convertible preferred shares issued by ZCool, which is equivalent to a 25% fully diluted equity ownership interest, to further expand our presence in fast-growing markets. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. ZCool has been the exclusive distributor of Shutterstock creative content in China since 2014.
Sale of Digital Asset Management Business
On February 15, 2018, we entered into an agreement to sell certain assets and liabilities constituting Webdam, for an aggregate purchase price of $49.1 million, subject to working capital adjustments.
On February 26, 2018, we completed the sale of Webdam. Cash received, after a closing-date working capital adjustment, net of transaction costs paid, was $42.3 million with an additional $5.0 million receivable placed in escrow. We expect to take receipt of the funds in escrow, net of final working capital adjustments, in two payments: (i) $2.5 million during the second quarter of 2018, and (ii) $2.5 million during the first quarter of 2019. We have included the balance of funds in escrow as a component of other current assets on the consolidated balance sheet as of March 31, 2018. Approximately $3.0 million of transaction costs related to the sale are expected to be paid in the second quarter of 2018, and are included as a component of accrued expenses and other current liabilities as of March 31, 2018
We recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, net of transaction costs.

Share Repurchase Program
In October 2015, our board of directors approved a share repurchase program, authorizing us to repurchase up to $100 million of our common stock, and in February 2017, our Board approved an increase to the share repurchase program, authorizing us to repurchase up to an additional $100 million of our outstanding common stock. We expect to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our share repurchase program is subject to us having available cash to fund repurchases. Under this program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of March 31, 2018, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. During the three months ended March 31, 2018, we did not repurchase any shares of our common stock under the share repurchase program. As of March 31, 2018, we had $100.0 million remaining for share repurchases under this program.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. In March 2017, we paid the full amount of the contingent purchase price for PremiumBeat of approximately $10.0 million. See Note 6 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of March 31, 2018.
Cash Flows
The following table summarizes our cash flow data for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$21,094	$17,185
Net cash used in investing activities	$10,917	$(15,732)
Net cash used in financing activities(1)	$(2,848)	$(32,136)
_______________________________________________________________________________

(1)
Includes payments of employee taxes related to stock-based compensation for the three months ended March 31, 2018 and 2017 and repurchase of outstanding common stock under the share repurchase program for the three months ended March 31, 2017. No distributions or dividends have been paid during the periods presented.

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
Net cash provided by operating activities was $21.1 million for the three months ended March 31, 2018, compared to $17.2 million for the three months ended March 31, 2017. In the three months ended March 31, 2018, operating cash flows were impacted favorably by changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. The effect of these changes was partly offset by the March 2017 payment of the contingent consideration related to the PremiumBeat acquisition. In addition, as it relates to cash taxes, the Company had a net refund of $1.8 million for the three months ended March 31, 2018 compared to taxes paid of $2.1 million during the same period in 2017.

Investing Activities
Cash provided by investing activities in the three months ended March 31, 2018 was $10.9 million, consisting primarily of cash received related to the sale of our digital asset management business, known as Webdam, of approximately $42.3 million, which was partly offset by cash paid in settlement of final working capital obligations related to the 2017 acquisition of Flashstock of $0.8 million, capital expenditures of $15.0 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs and $0.6 million paid to acquire the rights to distribute certain digital content in perpetuity.
Cash used in investing activities in the three months ended March 31, 2017 was $15.7 million, consisting primarily of capital expenditures of $13.5 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs and $0.8 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2018 was $2.8 million, consisting primarily of $4.0 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $1.2 million from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities in the three months ended March 31, 2017 was $32.1 million, consisting primarily of $25.0 million paid for share repurchases during the period and $3.7 million which was paid in settlement of contingent consideration liabilities related to the 2015 acquisition of PremiumBeat and $4.0 million which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $0.6 million from the issuance of common stock in connection with the exercise of stock options.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate future minimum lease payments under the lease, as amended, are approximately $76.5 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of March 31, 2018, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash on our consolidated balance sheet as of March 31, 2018.
Additionally, as of March 31, 2018, aggregate future minimum lease payments under other operating leases are approximately $7.7 million.
As of March 31, 2018, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2018 and for the fiscal years ending December 31, 2019 and 2020 were approximately $18.9 million, $14.0 million and $10.0 million, respectively.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
We did not have any long-term borrowings as of March 31, 2018.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 37% and 33% for the three months ended March 31, 2018 and 2017, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar. However, changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Based on our foreign currency denominated revenue for the three months ended March 31, 2018, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 4% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended March 31,
	2018		2017(2)
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$31,383	€25,545	$22,852	€21,451
British pounds	13,775	£9,906	11,541	£9,322
All other non-U.S. currencies(1)	10,792		8,770
Total foreign currency	55,950		43,163

U.S. dollar	97,069		87,061
Total revenue	$153,019		$130,224

(1)	Includes no single currency which was greater than 5% of total revenue for any of the periods presented

(2)	Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On July 7, 2017, we completed our acquisition of Flashstock Technology, Inc. (“Shutterstock Custom” formerly “Flashstock”). Our management is in the process of reviewing the operations of Shutterstock Custom, and implementing our internal control structure over the operations of the recently acquired entity.
In January 2018, we implemented changes to our revenue recognition policies and processes to support the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). We have also updated internal controls over financial reporting to ensure compliance with the new accounting and disclosure rules.
Except for the preceding changes, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Form 10-K which could materially affect our business, financial condition or future results. During the three months ended March 31, 2018, there were no material changes to the risk factors described in our 2017 Form 10-K.
Item 6.        Exhibits.
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1#	Employment Agreement, dated December 7, 2016 between the Company and Martin Brodbeck
10.2#	Employment Agreement, dated June 27, 2017 between the Company and Lisa Nadler
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: April 26, 2018	By:	/s/ Steven Berns
Steven Berns
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Dated: April 26, 2018	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)