Form 10-Q
period 2018-06-30
Shutterstock, Inc.
filed 2018-08-01
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common Stock, $0.01 par value per share	34,963,878

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2018

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$289,841	$253,428
Accounts receivable, net	44,729	49,932
Prepaid expenses and other current assets	27,322	37,109
Total current assets	361,892	340,469
Property and equipment, net	84,693	85,698
Intangible assets, net	30,259	34,197
Goodwill	87,995	98,654
Deferred tax assets, net	10,356	9,761
Other assets	18,060	8,997
Total assets	$593,255	$577,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,607	$7,160
Accrued expenses	46,341	58,734
Contributor royalties payable	23,306	20,088
Deferred revenue	139,879	157,803
Other liabilities	1,871	1,957
Total current liabilities	216,004	245,742
Deferred tax liability, net	—	1,486
Other non-current liabilities	18,338	15,963
Total liabilities	234,342	263,191
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 37,510 and 37,270 shares issued and 34,952 and 34,712 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	375	373
Treasury stock, at cost; 2,558 shares as of June 30, 2018 and December 31, 2017	(100,027)	(100,027)
Additional paid-in capital	281,579	272,657
Accumulated comprehensive loss	(6,663)	(3,557)
Retained earnings	183,649	145,139
Total stockholders’ equity	358,913	314,585
Total liabilities and stockholders’ equity	$593,255	$577,776
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$156,584	$133,995	$309,603	$264,219

Operating expenses:
Cost of revenue	67,891	57,289	132,381	109,700
Sales and marketing	42,018	37,109	82,386	69,612
Product development	16,728	12,892	33,176	23,936
General and administrative	24,322	23,420	51,546	47,383
Total operating expenses	150,959	130,710	299,489	250,631
Income from operations	5,625	3,285	10,114	13,588
Gain on Sale of Webdam	—	—	38,613	—
Other (expense)/income, net	(7,019)	1,510	(6,217)	1,965
(Loss)/income before income taxes	(1,394)	4,795	42,510	15,553
(Benefit)/provision for income taxes	(1,140)	1,729	10,183	5,884
Net (loss)/income	$(254)	$3,066	$32,327	$9,669

Earnings per share:
Basic	$(0.01)	$0.09	$0.93	$0.28
Diluted	$(0.01)	$0.09	$0.91	$0.27

Weighted average shares outstanding:
Basic	34,913	34,581	34,849	34,589
Diluted	34,913	35,250	35,343	35,421
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net (loss)/income	$(254)	$3,066	$32,327	$9,669
Foreign currency translation (loss)/gain	(4,181)	5,920	(3,106)	8,135
Other comprehensive (loss)/income	(4,181)	5,920	(3,106)	8,135
Comprehensive (loss)/income	$(4,435)	$8,986	$29,221	$17,804

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,327	$9,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,227	14,721
Deferred taxes	(4,321)	676
Non-cash equity-based compensation	12,035	13,243
Settlement of contingent consideration liability in excess of acquisition-date fair value	—	(6,255)
Gain on Sale of Webdam	(38,613)	—
Loss on impairment of long-term investment	5,881	—
Bad debt expense	472	646
Changes in operating assets and liabilities:
Accounts receivable	(171)	(924)
Prepaid expenses and other current and non-current assets	7,886	(8,604)
Accounts payable and other current and non-current liabilities	(6,019)	4,980
Contributor royalties payable	3,063	136
Deferred revenue	3,256	12,117
Net cash provided by operating activities	$38,023	$40,405

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,051)	(25,769)
Investment sales, net	—	1,734
Acquisition of business - working capital adjustment	(845)	—
Proceeds from sale of digital asset management business, net	42,392	—
Other investments/advances	(15,000)	(3,134)
Acquisition of digital content	(1,242)	(1,551)
Security deposit release	(14)	30
Net cash provided by (used in) investing activities	$2,240	$(28,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	—	(24,977)
Proceeds from exercise of stock options	1,879	944
Cash paid related to settlement of employee taxes related to RSU vesting	(4,972)	(4,991)
Settlement of contingent consideration liability	—	(3,745)
Net cash used in financing activities	$(3,093)	$(32,769)

Effect of foreign exchange rate changes on cash	(757)	7,414
Net increase/(decrease) in cash, cash equivalents and restricted cash	36,413	(13,640)

Cash, cash equivalents and restricted cash, beginning of period	256,041	226,803
Cash, cash equivalents and restricted cash, end of period	$292,454	$213,163

Supplemental Disclosure of Cash Information:
Cash (received)/paid for income taxes	$(124)	$3,329
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
The interim consolidated balance sheet as of June 30, 2018, consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2018, its consolidated results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other future annual or interim period.
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
During the second quarter of 2018, the Company recorded certain immaterial adjustments related to the correction of errors to (i) increase revenue by approximately $0.4 million and (ii) increase general and administrative expense by approximately $0.8 million, related to prior periods. The Company has concluded that the impact of the adjustments is not material to the results of operations or financial position for the current period or any prior quarterly or annual period financial statements; accordingly, the Company recorded the related adjustments in the three months ended June 30, 2018.
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
Prior to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) on January 1, 2018, and reflected in the reported revenue amounts for the three and six months ended June 30, 2017, the Company recognized revenue when all of the following basic criteria were met: there was persuasive evidence of an arrangement, performance or delivery of services had occurred, the sales price was fixed or determinable, and collectability was reasonably assured. The Company considered persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contained the fixed pricing terms. Performance or delivery for digital content licenses was considered to have occurred upon the download of the licensed content. Subscription revenue was recognized upon each download using an effective per-license rate and revenue associated with any unused licenses was recognized at the subscription expiration.
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
Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018	As of December 31, 2017
Cash and cash equivalents	$289,841	$253,428
Restricted Cash	2,613	2,613
Total cash, cash equivalents and restricted cash	$292,454	$256,041
The Company’s cash and cash equivalents consist primarily of (i) cash on hand and bank deposits and (ii) money market accounts, which are stated at cost, which approximates fair value.
The Company’s restricted cash relates to security deposits related to the lease for its headquarters in New York City, which expires in 2029. The carrying value of restricted cash approximates fair value. Restricted cash is included as a component of other current assets on the consolidated balance sheets.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Allowance for Doubtful Accounts
The Company’s accounts receivable consist of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. During the six months ended June 30, 2018, bad debt expense, which increased the allowance for doubtful accounts, was $0.5 million, and write-offs and other adjustments, which decreased the allowance for doubtful accounts, were $0.2 million. As of June 30, 2018 and December 31, 2017, the Company’s allowance for doubtful accounts was approximately $4.3 million and $4.1 million, respectively, which was included as a reduction of accounts receivable.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of June 30, 2018 and December 31, 2017, the Company had deferred rent of $11.4 million and $11.1 million, respectively, of which $11.2 million and $11.0 million, respectively, was included in other non-current liabilities, and $0.2 million and $0.1 million, respectively, was included in accrued expenses and other current liabilities.
Chargeback and Sales Refund Allowance
The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2018 and December 31, 2017, the Company’s combined allowance for chargebacks and sales refunds was $0.3 million and $0.4 million, respectively, which was included in other liabilities.
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
In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires entities to present restricted cash with cash and cash equivalents on the statement of cash flows when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted ASU 2016-18 retrospectively on January 1, 2018. As a result of this adoption, the Company has revised the presentation of its statement of cash flows for the six months ended June 30, 2017 to reflect restricted cash of $2.6 million in both the beginning and ending balances of cash, cash equivalents and restricted cash. There were no changes to previously reported amounts of cash used or provided by operating activities, investing activities or financing activities during the period.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires entities to measure all investments in equity securities at fair value and recognize any changes in fair value within the statement of operations. Under the standard, equity investments that do not have readily determinable fair values are eligible for a measurement alternative that allows for these investments to be recorded at cost, less any impairment, plus or minus changes resulting from observable price

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 on January 1, 2018. Adoption had no effect on the Company’s consolidated financial statements. ASU 2016-01 may increase the volatility in the statement of operations upon the occurrence of observable price changes or impairments in the equity securities.
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
The effect of adoption of this new guidance on the consolidated balance sheet as of January 1, 2018 was to reduce prepaid expenses and other current assets and to reduce deferred revenues, with an offsetting increase in 2018 opening retained earnings, as follows (in thousands):

	As Reported December 31, 2017	Adjustment	Revised January 1, 2018
Prepaid expenses and other current assets(1)	37,109	(3,733)	33,376
Deferred revenue	157,803	(9,911)	147,892
Retained earnings	145,139	6,178	151,317

(1)	Prepaid expenses and other current assets adjustment is attributable to the reduction in deferred commissions and income tax receivables.
The effect of adoption of this new guidance on the Company’s reported balance sheet and statements of operations is as follows (in thousands):

	As Reported Under ASU 2014-09	Impact of Adoption	Under Legacy Guidance
For the three months ended June 30, 2018:
Revenue	156,584	(404)	156,180
Cost of revenue	67,891	(14)	67,877
Benefit for income taxes	(1,140)	(62)	(1,202)
Net loss	(254)	(328)	(582)
For the six months ended June 30, 2018:
Revenue	309,603	(1,400)	308,203
Cost of revenue	132,381	(102)	132,279
Provision for income taxes	10,183	(207)	9,976
Net income	32,327	(1,091)	31,236
As of June 30, 2018:
Prepaid expenses and other current assets	27,322	4,042	31,364
Deferred revenue	139,879	11,311	151,190
Retained Earnings	183,649	(7,269)	176,380
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and can be applied using a modified retrospective approach for all leases entered into before the effective date. Early adoption is permitted. The Company’s significant long-term leases relate primarily to its office facilities, which are described in Note 7. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
(2) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
Money Market Accounts
Cash equivalents include money market accounts which are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the Company can access at the measurement date. During the second quarter of 2018, the Company liquidated its position in money market accounts, and converted the balance to cash. As a result, there are no money market accounts included in cash and cash equivalents as of June 30, 2018. The total amount of money market accounts included in cash and cash equivalents was $55.8 million as of December 31, 2017.
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
Other Long-term Investments
Long-term Lending Facility and Note Receivable
On October 20, 2016, the Company entered into a multi-part transaction with SilverHub Media Limited (“SHM”), an unrelated third-party contributor. The transaction included three primary components: (a) a revolving credit facility pursuant to which the Company would be obligated to lend up to $4.6 million under certain conditions, (the “Facility”) to SHM. The Facility has a term of five years and requires SHM to make quarterly payments of principal to the Company beginning on the fourth anniversary of the Facility. The Facility bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity; (b) a distribution agreement, under which the Company is the exclusive distributor of SHM’s content in certain markets subject to certain limitations; and (c) an option to acquire SHM at any time after the third anniversary of the Facility or to match any third-party acquisition offer with respect to SHM at any time until the fifth anniversary of the Facility.
On March 27, 2017, the Facility was amended to reduce the maximum lending amount to approximately $3.3 million.  As of June 30, 2018, SHM has borrowed $3.3 million under the Facility and the Company has no additional lending obligation.
Simultaneously with the reduction of the maximum lending amount of the Facility, the Company invested $1.6 million in a convertible note issued by the SHM, which matures on October 20, 2021.  The convertible note bears interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity. The principal amount of the convertible note and any accrued and unpaid interest may be converted into equity of the Transaction Party at the Company’s option on the maturity date, or earlier upon certain events.
In June 2018, SHM breached certain provisions of the distribution agreement, which constituted an event of default under the Facility. As a result of the occurrence of one or more events of default, the Company provided notice to SHM to demand immediate payment of all outstanding borrowings under the Facility and the convertible note, including accrued interest. SHM was unable to pay the outstanding borrowings and accrued interest and therefore, an administrator was appointed and SHM entered into United Kingdom administration (bankruptcy) proceedings. The Company has determined that its investments in

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

SHM, including the Facility, the convertible note, accrued interest and a minor equity investment, are other-than-temporarily impaired and has recorded a $5.9 million impairment charge during the three months ended June 30, 2018 in order to reduce the fair value of the Company’s investment in SHM to zero. This charge was recorded in “Other (expense)/income, net” in the consolidated statements of operations. The investment was previously reported within “Other assets” on the consolidated balance sheet.
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
ZCool is a variable interest entity that is not consolidated because the Company is not the primary beneficiary. The Preferred Shares are not deemed to be in-substance common stock and will be accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Preferred Shares will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by ZCool. As of June 30, 2018, the Company’s total investment in ZCool is approximately $15.0 million, which is reported in other non-current assets.

(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2018	As of December 31, 2017
Computer equipment and software	$136,316	$118,493
Furniture and fixtures	10,014	9,970
Leasehold improvements	18,488	18,487
Property and equipment	164,818	146,950
Less accumulated depreciation	(80,125)	(61,252)
Property and equipment, net	$84,693	$85,698
Depreciation expense related to property and equipment was $9.9 million and $6.3 million for the three months ended June 30, 2018 and 2017, respectively, and $19.4 million and $11.9 million for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense is included in cost of revenue and general and administrative expense based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $6.2 million and $7.9 million for the three months ended June 30, 2018 and 2017, respectively, and $15.8 million and $14.6 million for the six months ended June 30, 2018 and 2017, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.
The portion of total depreciation expense related to capitalized internal-use software was $6.0 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively, and $11.4 million and $5.0 million for the six months ended June 30, 2018 and 2017, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense.
As of June 30, 2018 and December 31, 2017, the Company had capitalized internal-use software of $49.8 million and $45.4 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.
(4) Sale of Digital Asset Management Business
On February 26, 2018, the Company completed the Sale of Webdam for an aggregate purchase price of $49.1 million, subject to working capital adjustments. Total cash received, after an initial working capital adjustment, net of transaction costs paid, was $42.3 million with an additional $5.0 million receivable placed in escrow. $2.5 million of the funds placed in escrow were released to the Company in the second quarter of 2018. The remaining $2.5 million of funds in escrow are expected to be released to the Company, net of final working capital adjustments, during the first quarter of 2019. The funds in escrow are included as a component of other current assets on the consolidated balance sheet as of June 30, 2018. In addition, approximately $2.5 million of transaction costs related to the sale were paid in the second quarter of 2018, and approximately $0.5 million is expected to be paid in the third quarter of 2018 and is included as a component of accrued expenses on the consolidated balance sheet as of June 30, 2018.
The Company recognized a pre-tax gain on sale of approximately $38.6 million.
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
The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments through June 30, 2018 (in thousands):

	Consolidated	Content Business	Other Category
Balance as of December 31, 2017	$98,654	$89,891	$8,763
Foreign currency translation adjustment	(1,896)	(1,896)	—
Sale of digital asset management business	(8,763)	—	(8,763)
Balance as of June 30, 2018	$87,995	$87,995	$—
No triggering events were identified during the six months ended June 30, 2018.
Intangible Assets
Intangible assets consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$17,725	$(6,248)	9	$21,008	$(6,996)
Trade name	6,534	(3,364)	7	7,159	(3,299)
Developed technology	4,851	(3,393)	4	5,528	(3,450)
Contributor content	17,678	(3,788)	11	17,041	(3,066)
Patents	259	(76)	18	259	(68)
Domain name	160	(79)	13	160	(79)
Total	$47,207	$(16,948)		$51,155	$(16,958)
During the six months ended June 30, 2018, the Company completed the Sale of Webdam, which resulted in a reduction of the gross carrying amount and accumulated amortization of intangible assets.
Amortization expense was $1.3 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $2.8 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense for the next five years is: $2.9 million for the remaining six months of 2018, $5.6 million in 2019, $5.0 million in 2020, $4.1 million in 2021, $3.1 million in 2022, $2.8 million in 2023 and $6.9 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Compensation	$11,270	$19,897
Non-income taxes	8,155	6,895
Royalty tax withholdings	7,444	7,566
Other expenses	19,472	24,376
Total accrued expenses	$46,341	$58,734
(7) Commitments and Contingencies
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases was $2.4 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively, and $4.8 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. In addition to contractual rent amounts, the Company’s lease payments are also subject to adjustments in real estate taxes and operating expenses.
In 2016, the Company’s lease for its office facility in New York City was amended to, among other things, provide for the lease of approximately 25,000 square feet of additional office space and extend the term of the lease. In connection with the underlying lease agreement, the Company entered into a letter of credit as a security deposit for the leased facilities, which was increased to $2.6 million in connection with the 2016 amendment. The letter of credit was collateralized by $2.6 million of cash as of June 30, 2018, which is recorded as restricted cash and is included in other assets in the consolidated balance sheet. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum payments under the amended lease are approximately $75.2 million.
Other Obligations
As of June 30, 2018, the Company had other obligations in the amount of approximately $80.2 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2018, the Company’s other obligations for the remainder of 2018 and for the years ending December 31, 2019, 2020, 2021 and 2022 were approximately $17.7 million, $22.7 million, $27.4 million, $9.0 million and $3.3 million, respectively.
Legal Matters
From time to time, the Company may become party to litigation in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company reviews reserves, if any, at least quarterly and may change the amount of any such reserve in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and threats of litigation, investigations and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company currently has no material active litigation matters and, accordingly, no material reserves related to litigation.
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of June 30, 2018, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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
(8) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the six months ended June 30, 2018, the Company issued approximately 233,000 shares of common stock, primarily related to the exercise of stock options and the vesting of restricted stock units (“RSUs”).
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
During the six months ended June 30, 2018, the Company did not repurchase any shares of its common stock under the share repurchase program. As of June 30, 2018, the Company had $100.0 million remaining for purchases under the share repurchase program.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards, including employee stock options and RSUs granted under the 2012 Omnibus Equity Incentive Plan, based on the fair value of each award on the grant date.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$140	$225	$314	$433
Sales and marketing	715	1,226	1,142	2,444
Product development	1,738	2,004	3,215	3,260
General and administrative	3,836	3,832	7,364	7,106
Total	$6,429	$7,287	$12,035	$13,243
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$1,500	$1,858	$2,966	$3,424
RSUs	4,929	5,429	9,069	9,819
Total	$6,429	$7,287	$12,035	$13,243
Stock Option Awards
During the six months ended June 30, 2018, the Company granted approximately 21,000 options to purchase shares of its common stock with a weighted average exercise price of $47.80. As of June 30, 2018, there were approximately 321,000 options vested and exercisable with a weighted average exercise price of $35.61. As of June 30, 2018, the total unrecognized compensation charge related to non-vested options was approximately $10.9 million, which is expected to be recognized through 2021.
Restricted Stock Units
During the six months ended June 30, 2018, the Company granted approximately 296,000 RSUs, net of forfeitures. As of June 30, 2018 there are approximately 1,209,000 non-vested RSUs outstanding. As of June 30, 2018, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $41.7 million, which is expected to be recognized through 2022.
During the six months ended June 30, 2018, shares with an aggregate value of $5.0 million were withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Digital asset management: The Company provided tools to help organizations manage, search, distribute and collaborate on creative and other brand-buildings activities through Webdam. Effective February 26, 2018, the Company sold Webdam. See Note 4 for further information on the Sale of Webdam.
The Company’s revenue by distribution channel for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
E-Commerce	$91,718	$82,169	$181,453	$162,774
Enterprise	64,866	48,089	125,439	94,249
Digital asset management(2)	—	3,737	2,711	7,196
Total Revenues	$156,584	$133,995	$309,603	$264,219

(1)
As previously discussed in Note 1, the Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. Historical revenue amounts reflect those previously reported and have not been restated.

(2)	As previously discussed in Note 1, the Company completed the Sale of Webdam on February 26, 2018. 2018 amounts include revenue earned during the period from January 1, 2018 through February 26, 2018.
The Company’s deferred revenue balance decreased from $157.8 million at December 31, 2017 to $139.9 million at June 30, 2018. This decrease was primarily the result of (i) the adoption of ASC 2014-09 which reduced deferred revenue by $9.9 million on January 1, 2018, and (ii) $10.2 million resulting from the Sale of Webdam, partially offset by an increase in deferred revenue due to the ongoing operations of the Company. The June 30, 2018 deferred revenue balance will be earned as digital content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $90.4 million of total revenue recognized for the six months ended June 30, 2018 was reflected in deferred revenue as of January 1, 2018.

(10) Employee Benefit Plans
The Company has a 401(k) defined contribution plan and, prior to January 1, 2018, provided for annual discretionary employer matching contributions not to exceed 3% of employees’ annual base salary per year. Effective January 1, 2018 the Company provides discretionary employer matching of 50% of employees’ eligible contributions. Matching contributions are fully vested and non-forfeitable at all times.
The Company recorded expenses related to employer matching contributions of $0.9 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.
(11) Other Expense/Income, Net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency (loss)/gain	$(1,782)	$1,295	$(1,463)	$1,660
Impairment of long-term investments	(5,881)	—	(5,881)	—
Interest income	644	215	1,127	305
Total (expense)/income	$(7,019)	$1,510	$(6,217)	$1,965

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(12) Income Taxes
On December 22, 2017, the U.S. enacted the TCJA, which lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a one-time transition tax on undistributed earnings of foreign subsidiaries.

The Company’s provision for income taxes for the three months ended June 30, 2018 includes provisional amounts for certain specific tax effects of the TCJA. These provisional amounts represent the Company’s reasonable estimates. The Company will evaluate these estimates throughout 2018 as additional information and/or implementation guidance becomes available, and any changes will be reflected in the financial statements in the period in which they are identified.

The Company’s effective tax rates were 81.8% and 36.1% for the three months ended June 30, 2018 and 2017, respectively, and 24.0% and 37.8% for the six months ended June 30, 2018 and 2017, respectively.  In the three months ended June 30, 2018, the Company incurred a discrete tax benefit relating primarily to the impairment of its long-term investment in SHM. In the six months ended June 30, 2018, the Company incurred a net discrete tax expense relating primarily to the gain on sale of the digital asset management business. The net effect of these discrete items increased the effective tax rate for the three and six months ended June 30, 2018 by 66.5% and 8.7%, respectively. In the three and six months ended June 30, 2017, the Company incurred a discrete tax benefit related primarily to withholding tax incurred on income earned in foreign jurisdictions, the net effect of which increased the effective tax rate by 0.5% and 3.6%, respectively.

The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to the international provisions enacted as part of the TCJA.
During the three and six months ended June 30, 2018 and 2017, unrecognized tax benefits recorded by the Company for uncertain tax positions taken in prior years were not material. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three and six months ended June 30, 2018 and 2017.
During the six months ended June 30, 2018, the Company received net cash tax refunds of $0.1 million and during the six months ended June 30, 2017, the Company paid net cash taxes of $3.3 million.

(13) Earnings Per Share
Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, is excluded from weighted average number of common shares outstanding.
Diluted earnings per share is computed by dividing the net income or loss attributable to common stockholders by the weighted average common shares outstanding and all potential common shares, if they are dilutive.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

A reconciliation of assumed exercised shares used in calculating basic and diluted earnings per share follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding:
Basic	34,913	34,581	34,849	34,589
Stock options	—	473	113	484
Unvested RSUs	—	196	381	348
Diluted	34,913	35,250	35,343	35,421

Dilutive securities included in the calculation	—	1,646	1,366	1,786
Anti-dilutive securities excluded from the calculation	2,370	1,091	1,000	1,086

(1)
The dilutive effect of stock options of 110,000 shares for the three months ended June 30, 2018 has been excluded from the calculation of diluted earnings per share, as those shares would have been anti-dilutive due to the net loss incurred during that period.

(2)
The dilutive effect of unvested RSUs of 345,000 shares for the three months ended June 30, 2018 has been excluded from the calculation of diluted earnings per share, as those shares would have been anti-dilutive due to the net loss incurred during that period.

(14) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
North America	$56,056	$52,771	$113,014	$105,569
Europe	53,291	44,064	105,225	86,637
Rest of the world	47,237	37,160	91,364	72,013
Total revenue	$156,584	$133,995	$309,603	$264,219

(1)
As previously discussed in Note 1, the Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. Historical revenue amounts reflect those previously reported and have not been restated.

The United States, included in North America in the above table, accounted for 33% and 35% of consolidated revenue for the three months ended June 30, 2018 and 2017, respectively and 33% and 36% of consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	June 30,	December 31,
	2018	2017
North America	$81,780	$83,027
Europe	2,848	2,599
Rest of the world	65	72
Total long-lived tangible assets	$84,693	$85,698
The United States, included in North America in the above table, accounted for 90% and 92% of total long-lived tangible assets as of June 30, 2018 and December 31, 2017, respectively.
(15) Subsequent Events
On August 1, 2018, the Board of Directors declared a special cash dividend of $3.00 per share. The dividend will be payable on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The aggregate payment to be made in connection with this dividend will be approximately $105 million.

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
Overview and Recent Developments
Shutterstock is a global technology company that offers an e-commerce platform for high-quality digital content, tools and services to creative professionals. The digital content licensed by our customers includes: (a) imagery, consisting of licensed photographs, vectors, illustrations and video clips that customers use in their visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) music, consisting of high-quality music tracks and sound effects, which is often used to complement digital imagery. We also offered digital asset management services through Webdam, our cloud-based digital asset management service; on February 26, 2018, we completed a sale transaction, pursuant to which the buyer in the transaction acquired certain assets and assumed certain contracts and liabilities which constituted Webdam (the “Sale of Webdam”).
Our platform brings together users and contributors of creative content by providing a readily-searchable collection of content that our customers may pay to license and incorporate into their work and compensating contributors as their content is licensed to our customers. For customers seeking specialized content that goes beyond our library of stock content, our platform also connects customers with contributors who can produce custom branded content. More than 1.8 million active, paying customers contributed to our revenue for the twelve-month period ended June 30, 2018. As of June 30, 2018, more than 450,000 approved contributors made their creative content available in our collection, which has grown to more than 200 million images and has grown to include more than 10.9 million video clips. This makes our collection of creative content one of the largest of its kind, and we delivered more than 85 million paid downloads across all of our brands during the six months ended June 30, 2018. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry during that period.
During the three months ended June 30, 2018, in addition to the increase in creative content provided by our contributors, the Company had the following significant events:

•
In May 2018, we unveiled a suite of deep-learning powered search tools, including Shutterstock Reveal, a new plugin for Google Chrome, and announced Shutterstock Showcase, a new site for users to try Shutterstock’s newest and most innovative and experimental tools.

•
In May 2018, we announced a collaboration with the IBM Watson Content Hub, allowing marketers to use IBM’s Watson AI technology to easily pinpoint the ideal image from Shutterstock’s library, customize it using Shutterstock Editor and create campaigns to drive customer action.

•	In June 2018, we launched an office in Dublin, Ireland which is expected to help support the business need for highly skilled international tech talent.

•	In June 2018, we released a number of localization enhancements to our PremiumBeat site, including support in 21 languages and expansion of our extensive selection of region-specific music.
Through our platform, we generate revenue by licensing creative content to our customers. During the six months ended June 30, 2018, 59% of our revenue and the majority of our content licenses came from users of our e-commerce platform. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license. For customers with other content needs, we also offer simple, affordable, smaller subscriptions and those where customers have an option to pay for individual content licenses at the time of delivery. Enterprise customers are generally larger organizations or those with unique content, licensing and workflow needs, and our dedicated enterprise sales, service and research teams are able to provide a number of enhancements to their creative workflows beyond the use-cases available on our e-commerce platform including the creation of custom branded content, an offering that launched in 2017. Our enterprise customers provided approximately 41% of our revenue in 2018.

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
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. Since we believe the market for creative content is multi-faceted and continually expanding, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the creative content that they need, the degree to which we make use of the large quantity of data we collect about image, video and music and search patterns, and the degree to which our websites have been localized for our global user base. To this end, we have invested aggressively in product development and hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 200 million images and 10.9 million video clips as of June 30, 2018, making it one of the largest libraries of its kind.
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017
	(in millions, except revenue per download)
Paid downloads (during the period)	45.2	42.7	89.0	86.2
Revenue per download (during the period)	$3.41	$3.05	$3.41	$2.98
Content in Our Collection (end of period):
Images	204.2	144.7	204.2	144.7
Video Clips	10.9	7.6	10.9	7.6

(1)	Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue per download reflects amounts previously reported and has not been restated.

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
Our management uses this non-GAAP financial measure, in conjunction with GAAP financial measures, as an operating measure to help evaluate our business and in making financial and operational decisions. Management believes that providing a measure of period-over-period revenue growth on a constant-currency basis is useful to investors because it enables them to analyze and compare our revenue trends and overall business on the same basis as that which is used by management and because this metric eliminates the effect of foreign currency fluctuations that are not directly attributable to our underlying operating performance and are outside management’s control. Additionally, management believes that providing this non-GAAP financial measure enhances the comparability for investors in assessing our financial reporting. However, we caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions, and similarly-titled non-GAAP financial measures vary among companies. Accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

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
ASU 2014-09 represents a change in the accounting model utilized for the recognition of revenue and certain expenses arising from contracts with customers. We adopted ASU 2014-09 using a “modified retrospective” approach and, accordingly, revenue and expense totals for all periods before January 1, 2018 reflect those previously reported under the then-effective accounting model and have not been restated.
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

The Company’s revenues by distribution channel for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
E-Commerce	$91,718	$82,169	$181,453	$162,774
Enterprise	64,866	48,089	125,439	94,249
Digital asset management(2)	—	3,737	2,711	7,196
Total Revenues	$156,584	$133,995	$309,603	$264,219

(1)
Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated. Historical presentation of the allocation of revenue by sales channel for periods prior to January 1, 2018 has been adjusted to conform to current presentation.

(2)	On February 26, 2018, we completed the Sale of Webdam. Consequently, 2018 includes revenues earned during the period January 1, 2018 through February 26, 2018.
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
Other Expense/Income, Net. Other expense consists of non-operating costs such as foreign currency transaction gains and losses, interest income and expense, impairments related to long-term non-operating investments, and prior to 2017, changes in the fair value of contingent consideration related to acquisitions. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of June 30, 2018, we have not recorded any such valuation allowances.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statements of Operations:
Revenue	$156,584	$133,995	$309,603	$264,219
Operating expenses:
Cost of revenue	67,891	57,289	132,381	109,700
Sales and marketing	42,018	37,109	82,386	69,612
Product development	16,728	12,892	33,176	23,936
General and administrative	24,322	23,420	51,546	47,383
Total operating expenses	150,959	130,710	299,489	250,631
Income from operations	5,625	3,285	10,114	13,588
Gain on sale of digital asset management business	—	—	38,613	—
Other (expense)/income, net	(7,019)	1,510	(6,217)	1,965
(Loss)/income before income taxes	(1,394)	4,795	42,510	15,553
(Benefit)/provision for income taxes	(1,140)	1,729	10,183	5,884
Net (loss)/income	$(254)	$3,066	$32,327	$9,669
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	43%	43%	43%	42%
Sales and marketing	27%	28%	27%	26%
Product development	11%	10%	11%	9%
General and administrative	16%	17%	17%	18%
Total operating expenses	96%	98%	97%	95%
Income from operations	4%	2%	3%	5%
Gain on sale of digital asset management business	—%	—%	12%	—%
Other (expense)/income, net	(4)%	1%	(2)%	1%
(Loss)/income before income taxes	(1)%	4%	14%	6%
(Benefit)/provision for income taxes	(1)%	1%	3%	2%
Net (loss)/income	—%	2%	10%	4%
__________________________________
Note: Percent totals may not sum exactly, due to rounding

Comparison of the Three Months Ended June 30, 2018 and 2017
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$156,584	$133,995	$22,589	17%
Operating expenses:
Cost of revenue	67,891	57,289	10,602	19
Sales and marketing	42,018	37,109	4,909	13
Product development	16,728	12,892	3,836	30
General and administrative	24,322	23,420	902	4
Total operating expenses	150,959	130,710	20,249	15
Income from operations	5,625	3,285	2,340	71
Other (expense)/income, net	(7,019)	1,510	(8,529)	*
(Loss)/income before income taxes	(1,394)	4,795	(6,189)	(129)
(Benefit)/provision for income taxes	(1,140)	1,729	(2,869)	*
Net (loss)/income	$(254)	$3,066	$(3,320)	(108)%
__________________________________
*    Not meaningful
Revenue
Revenue increased by $22.6 million, or 17%, to $156.6 million in the three months ended June 30, 2018 compared to the same period in 2017. Excluding the impact of foreign currency fluctuations, revenue increased 14% in the three months ended June 30, 2018, compared to the same period in 2017. During the three months ended June 30, 2018, we continued to grow our customer base and continued with initiatives focused on broadening our product offerings and adding functionality to our e-commerce platform, enhanced our workflow tools and increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We believe these actions and initiatives will lead to increased and sustained customer engagement in the future.
In the three months ended June 30, 2018 and 2017, we delivered 45.2 million and 42.7 million paid downloads, respectively, and our revenue per download increased to $3.41 for the three months ended June 30, 2018 from $3.05 for the three months ended June 30, 2017.
The increased revenue was partially offset by the absence of revenue from Webdam during the quarter, as a result of the Sale of Webdam in February 2018. We did not recognize revenue from Webdam in the three months ended June 30, 2018, compared to $3.7 million for the three months ended June 30, 2017.
Revenue from North America increased by $3.3 million, or 6%, to $56.1 million in the three months ended June 30, 2018 compared to the same period in 2017, revenue from Europe increased by $9.2 million, or 21%, to $53.3 million in the three months ended June 30, 2018 compared to the same period in 2017, and revenue from the rest of the world increased by $10.1 million, or 27%, to $47.2 million in the three months ended June 30, 2018 compared to the same period in 2017.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $10.6 million, or 19%, to $67.9 million in the three months ended June 30, 2018 compared to the same period in 2017. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download, increased $5.2 million, or 14%, which is in line with the increase in revenues for the three months ended June 30, 2018, offset by changes in product mix amongst license types that incur differing royalty costs relative to the revenue earned for those license products. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses, and depreciation and amortization increased by $2.5 million to $13.3 million for the three months ended June 30, 2018 compared to the same period in 2017, driven primarily by the depreciation and amortization of infrastructure hardware and software assets acquired, developed and purchased in recent periods.

Sales and Marketing. Sales and marketing expenses increased by $4.9 million, or 13%, to $42.0 million in the three months ended June 30, 2018 compared to the same period in 2017. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $2.7 million, as compared to the prior year, as a result of increased spending on affiliate, search advertising and other new channels. Employee-related expenses increased by $1.1 million, as compared to the prior year, driven by an increase in sales and marketing headcount to support our expansion into new products and markets, as well as increased sales commissions as a result of growth in the amount of revenue generated by our global direct sales team. We anticipate that our total sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new customers, products, markets and geographies.
Product Development. Product development expenses increased by $3.8 million, or 30%, from $12.9 million for the three months ended June 30, 2017 to $16.7 million for the three months ended June 30, 2018. Employee-related and consulting-related expenses, net of capitalized costs for the development of internal-use software, increased by $2.5 million, or 28%, as compared to 2017, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities and enhancing the features and functionality of the e-commerce platform. We anticipate this level of product development expenses to continue for the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses increased by $0.9 million, or 4%, to $24.3 million in the three months ended June 30, 2018 compared to the same period in 2017. The increase was driven primarily by an increase in employee-related expenses of $1.1 million for the three months ended June 30, 2018 as compared to the same period in 2017. Also included in general and administrative expenses for the three months ended June 30, 2018 are charges of $0.7 million of expense related to ongoing long-term performance-based bonus arrangements that were entered into concurrently with the acquisition of Flashstock and are expected to be paid in 2020.
Other Expense/Income, Net. In the three months ended June 30, 2018, we recorded a $5.9 million charge related to the impairment of our long-term investment in SilverHub Media Limited (“SHM”). Also during the three months ended June 30, 2018, approximately $0.6 million of other income consisted of interest income and approximately $1.8 million consisted of unfavorable foreign exchange fluctuations. During the three months ended June 30, 2017, nearly all of the $1.5 million of other income related to the remeasurement of our non-functional currency asset and liabilities.
Income Taxes. Income tax expense decreased by $2.9 million for the three months ended June 30, 2018 as compared to the same period in 2017. Our effective tax rates for the three months ended June 30, 2018 and 2017 were approximately 81.8% and 36.1%, respectively.
The Company’s provision for income taxes for the three months ended June 30, 2018 are provisional amounts for certain specific tax effects of the TCJA. These provisional amounts represent the Company’s reasonable estimates. The Company will evaluate these estimates throughout 2018 as additional information and/or implementation guidance becomes available, and any changes will be reflected in the financial statements in the period in which they are identified.
For the three months ended June 30, 2018, we incurred a net discrete tax benefit relating primarily to the impairment of our long-term investment in SHM. The net effect of the discrete items increased the effective tax rate for the three months ended June 30, 2018 by 66.5%. Excluding the discrete items, our effective tax rate would have been 15.3% for the three months ended June 30, 2018.
For the three months ended June 30, 2017, we incurred a net discrete tax expense relating primarily to withholding tax incurred on income earned in foreign jurisdictions, which increased our effective tax rate by 0.5%. Excluding the discrete items, our effective tax rate would have been 35.6% for the three months ended June 30, 2017.
The decline in the effective tax rate, excluding the discrete items, is primarily attributable to the TCJA, which lowered the Company’s U.S. statutory federal tax rate from 35% to 21% effective January 1, 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$309,603	$264,219	$45,384	17%
Operating expenses:
Cost of revenue	132,381	109,700	22,681	21%
Sales and marketing	82,386	69,612	12,774	18%
Product development	33,176	23,936	9,240	39%
General and administrative	51,546	47,383	4,163	9%
Total operating expenses	299,489	250,631	48,858	19%
Income from operations	10,114	13,588	(3,474)	(26)%
Gain on sale of digital asset management business	38,613	—	38,613	*
Other (expense)/income, net	(6,217)	1,965	(8,182)	*
Income before income taxes	42,510	15,553	26,957	173%
Provision for income taxes	10,183	5,884	4,299	*
Net income	$32,327	$9,669	$22,658	234%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $45.4 million, or 17%, to $309.6 million in the six months ended June 30, 2018 compared to the same period in 2017. Excluding the impact of foreign currency fluctuations, revenue increased 14% in the six months ended June 30, 2018, compared to the same period in 2017. During the six months ended June 30, 2018, we continued to grow our customer base and continued with initiatives focused on broadening our product offerings and adding functionality to our e-commerce platform, enhanced our workflow tools and increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We believe these actions and initiatives will lead to increased and sustained customer engagement in the future.
In the six months ended June 30, 2018 and 2017, we delivered 89.0 million and 86.2 million paid downloads, respectively, and our average revenue per download increased to $3.41 for the six months ended June 30, 2018, from $2.98 for the six months ended June 30, 2017.
The increased revenue from our content business was partially offset by the decrease in revenue from Webdam, as a result of the Sale of Webdam in February 2018. Webdam revenues were $2.7 million for the period from January 1, 2018 through February 26, 2018 compared to $7.2 million for the full six months ended June 30, 2017.
Revenue from North America increased by $7.4 million, or 7%, to $113.0 million in the six months ended June 30, 2018 compared to the same period in 2017, revenue from Europe increased by $18.6 million, or 21%, to $105.2 million in the six months ended June 30, 2018 compared to the same period in 2017, and revenue from the rest of the world increased by $19.4 million, or 27%, to $91.4 million in the six months ended June 30, 2018 compared to the same period in 2017.
Cost and Expenses
Cost of Revenue.   Cost of revenue increased by $22.7 million, or 21%, to $132.4 million in the six months ended June 30, 2018 compared to the same period in 2017. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download, increased $9.8 million, or 13%, which is in line with the increase in revenues for the six months ended June 30, 2018, offset by changes in product mix amongst license types that incur differing royalty costs relative to the revenue earned for those license products. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses, and depreciation and amortization increased by $8.8 million to $26.1 million for the six months ended June 30, 2018 compared to the same period in 2017, driven primarily by the depreciation and amortization of infrastructure hardware and software assets acquired, developed and purchased in recent periods.

Sales and Marketing.   Sales and marketing expenses increased by $12.8 million, or 18%, to $82.4 million in the six months ended June 30, 2018 compared to the same period in 2017. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $5.5 million, or 14%, for the six months ended June 30, 2018 compared to the same period in 2017 as a result of increased spending on affiliate, search advertising and other new channels. Employee-related costs increased by $6.5 million, or 26%, as compared to the prior year, driven by an increase in sales and marketing headcount to support our expansion into new products and markets, as well as increased sales commissions as a result of growth in the amount of revenue generated by our global direct sales team. We anticipate that our total sales and marketing spend will continue to increase in absolute dollars for the foreseeable future, as we continue to pursue growth through new customers, products, markets and geographies.
Product Development.   Product development expenses increased by $9.2 million, or 39%, to $33.2 million for the six months ended June 30, 2018 as compared to $23.9 million for the same period in 2017. Employee-related expenses, net of capitalized costs for the development of internal-use software, increased by $5.7 million, or 34%, as compared to 2017, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities and enhancing the features and functionality of the e-commerce platform. The remaining increase in product development costs was attributable to increases in costs related to software, hardware, facilities, consulting and other resources that are not capitalized. We anticipate this level of product development expenses to continue for the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.   General and administrative expenses increased by $4.2 million, or 9%, to $51.5 million in the six months ended June 30, 2018 compared to the same period in 2017. The increase was driven primarily by an increase in employee-related expenses of $3.9 million, partially offset by a decrease in professional fees, consulting and IT-related costs of $0.7 million for the six months ended June 30, 2018 as compared to the same period for 2017. These expenditures related primarily to required enhancements to our corporate and technology infrastructure, intended to enhance these functions to better support our growth initiatives and help sustain long-term profitability by more efficiently supporting the business. Also included in general and administrative expenses for the six months ended June 30, 2018 are charges of $1.7 million of expense related to ongoing long-term performance-based bonus arrangements that were entered into concurrently with the acquisition of Flashstock and are expected to be paid in 2020. The remaining growth in general and administrative expenses is attributable to various operating expenses associated with the overall growth in our business.
Gain on Sale of Digital Asset Management Business. On February 26, 2018, we completed the Sale of Webdam, for an aggregate purchase price of $49.1 million, subject to certain working capital adjustments. Total cash received on the closing date was $42.3 million, net of an initial working capital adjustment and transaction costs paid, with an additional $5.0 million receivable placed in escrow. $2.5 million of escrowed funds were released to us in the second quarter of 2018, and we expect the remaining $2.5 million, net of final working capital adjustments, to be released during the first quarter of 2019.
Management recognized a pre-tax gain on the sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
Other Expense/Income, Net. During the six months ended June 30, 2018, we recorded a charge of $5.9 million as a result of the impairment of a long-term investment asset. Additionally, during the six months ended June 30, 2018, we recorded an expense of approximately $1.5 million related to unfavorable foreign currency fluctuations, offset by approximately $1.1 million of interest income. During the six months ended June 30, 2017, we recorded income of approximately $1.7 million related to favorable foreign currency fluctuations and approximately $0.3 million of interest income.
Income Taxes.   Income tax expense increased by $4.3 million for the six months ended June 30, 2018 as compared to the same period in 2017. Our effective tax rates for the six months ended June 30, 2018 and 2017 were 24.0% and 37.8%, respectively.
Our provision for income taxes for the six months ended June 30, 2018 are provisional amounts for certain specific tax effects of the TCJA. These provisional amounts represent the Company’s reasonable estimates. The Company will evaluate these estimates throughout 2018 as additional information and/or implementation guidance becomes available, and any changes will be reflected in the financial statements in the period in which they are identified.
For the six months ended June 30, 2018, we incurred a net discrete tax expense relating primarily to the gain on the Sale of Webdam partially offset by a discrete tax benefit relating to the impairment of our long-term investment in SHM. The net effect of these discrete items increased the effective tax rate for the six months ended June 30, 2018 by 8.7%. Excluding these discrete items, the effective tax rate would have been 15.3% for the six months ended June 30, 2018.

For the six months ended June 30, 2017, we incurred a net discrete tax expense relating primarily to withholding tax incurred on income earned in foreign jurisdictions, which increased our effective tax rate by 3.6%. Excluding discrete items, our effective tax rate would have been 34.2% for the six months ended June 30, 2017.
The decline in the effective tax rate, excluding the discrete items, is primarily attributable to the TCJA, which lowered the Company’s U.S. statutory federal tax rate from 35% to 21% effective January 1, 2018.

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
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents totaling $289.8 million which primarily consisted of bank balances and money market mutual funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
On February 26, 2018, we completed the Sale of Webdam. Cash received, after a closing-date working capital adjustment, net of transaction costs paid, was $42.3 million with an additional $5.0 million receivable placed in escrow. $2.5 million of funds from escrow were released to us during the second quarter of 2018, and we expect the remaining $2.5 million, net of final working capital adjustments, to be released from escrow during the first quarter of 2019. We have included the balance of funds in escrow as a component of other current assets on the consolidated balance sheet as of June 30, 2018. Approximately $2.5 million of transaction costs related to the sale were paid in the second quarter of 2018, and approximately $0.5 million are expected to be paid in the third quarter of 2018, and are included as a component of accrued expenses and other current liabilities as of June 30, 2018.
We recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, net of transaction costs.
Authorization of Special Dividend
On August 1, 2018, the Board of Directors declared a special cash dividend of $3.00 per share. The dividend will be payable on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The aggregate payment to be made in connection with this dividend will be approximately $105 million.

Share Repurchase Program
In October 2015, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $100 million of our common stock, and in February 2017, our Board of Directors approved an increase to the share repurchase program, authorizing us to repurchase up to an additional $100 million of our outstanding common stock. We expect to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our share repurchase program is subject to us having available cash to fund repurchases. Under this program, management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of June 30, 2018, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. During the six months ended June 30, 2018, we did not repurchase any shares of our common stock under the share repurchase program. As of June 30, 2018, we had $100.0 million remaining for share repurchases under this program.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. See Note 7 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of June 30, 2018.
Cash Flows
The following table summarizes our cash flow data for the six months ended June 30, 2018 and 2017 (in thousands).

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$38,023	$40,405
Net cash provided by/(used in) investing activities	$2,240	$(28,690)
Net cash used in financing activities(1)	$(3,093)	$(32,769)
_______________________________________________________________________________

(1)
Includes payments of employee taxes related to stock-based compensation for the six months ended June 30, 2018 and 2017 and repurchase of outstanding common stock under the share repurchase program for the six months ended June 30, 2017. No distributions or dividends have been paid during the periods presented.

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
Net cash provided by operating activities was $38.0 million for the six months ended June 30, 2018, compared to $40.4 million for the six months ended June 30, 2017. In the six months ended June 30, 2018, operating cash flows were impacted favorably by changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. The effect of these changes was partly offset by the March 2017 payment of the contingent consideration related to the PremiumBeat acquisition. In addition, as it relates to cash taxes, the Company had a net refund of $0.1 million for the six months ended June 30, 2018, compared to net taxes paid of $3.3 million during the same period in 2017.

Investing Activities
Cash provided by investing activities in the six months ended June 30, 2018 was $2.2 million, consisting primarily of net cash received related to the sale of our digital asset management business, known as Webdam, of approximately $42.4 million, which was partially offset by cash paid in settlement of final working capital obligations related to the 2017 acquisition of Flashstock of $0.8 million, capital expenditures of $23.1 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs, our $15.0 million investment in Zcool and $1.2 million paid to acquire the rights to distribute certain digital content in perpetuity.
Cash used in investing activities in the six months ended June 30, 2017 was $28.7 million, consisting primarily of capital expenditures of $25.8 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs and $1.6 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2018 was $3.1 million, consisting primarily of $5.0 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $1.9 million from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities in the six months ended June 30, 2017 was $32.8 million, consisting primarily of $25.0 million paid for share repurchases during the period and $3.7 million which was paid in settlement of contingent consideration liabilities related to the 2015 acquisition of PremiumBeat and $5.0 million which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $0.9 million from the issuance of common stock in connection with the exercise of stock options.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate future minimum lease payments under the lease, as amended, are approximately $75.2 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of June 30, 2018, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash on our consolidated balance sheet as of June 30, 2018.
Additionally, as of June 30, 2018, aggregate future minimum lease payments under other operating leases are approximately $7.3 million.
As of June 30, 2018, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2018 and for the fiscal years ending December 31, 2019, 2020, 2021 and 2022 were approximately $17.7 million, $22.7 million, $27.4 million, $9.0 million and $3.3 million, respectively.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
We did not have any long-term borrowings as of June 30, 2018.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35% and 33% for the six months ended June 30, 2018 and 2017, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar. However, changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Based on our foreign currency denominated revenue for the six months ended June 30, 2018, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 4% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017(2)		2018		2017(2)
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$29,731	€24,950	$24,332	€22,151	$61,114	€50,496	$47,184	€43,602
British pounds	12,000	£8,823	11,234	£8,791	25,775	£18,729	22,775	£18,113
All other non-U.S. currencies(1)	10,953		9,395		21,744		18,164
Total foreign currency	52,684		44,960		108,633		88,123

U.S. dollar	103,900		89,035		200,970		176,096
Total revenue	$156,584		$133,995		$309,603		$264,219

(1)	Includes no single currency which exceeded 5% of total revenue for any of the periods presented

(2)	Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Form 10-K which could materially affect our business, financial condition or future results. During the three months ended June 30, 2018, there were no material changes to these risk factors as described in our 2017 Form 10-K, other than as disclosed below:
There can be no assurance that we will declare dividends in the future.
Although we have not declared or paid any cash dividends on our common stock in the past, on August 1, 2018 we announced our intention to pay a special cash dividend of $3.00 per share, or approximately $105 million in the aggregate, to the Company's stockholders of record as of the close of business on August 15, 2018. We anticipate that this special cash dividend will be paid in August 2018.
In connection with the special cash dividend, we will adjust certain outstanding stock options as contemplated by the terms thereof. The interpretation of grandfathering rules under Section 162(m) of the U.S. federal income tax code with respect to these adjustments is subject to the uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 1A. Risk Factors—Risks Related to Ownership of our Common Stock—We have incurred and expect to continue to incur increased costs and our management will continue to face increased demands as a result of continuously improving our operations as a public company.”
Any future dividend payments will be within the discretion of our Board of Directors and will depend on, among other things, our financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not have sufficient liquidity in the future to pay dividends on our common stock. Therefore, the return, if any, on any investment in our common stock could depend solely on an increase, if any, in the market value of our common stock.

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

SHUTTERSTOCK, INC.

Dated: August 1, 2018	By:	/s/ Steven Berns
Steven Berns
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Dated: August 1, 2018	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)