Form 10-Q
period 2018-09-30
Shutterstock, Inc.
filed 2018-10-30
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common Stock, $0.01 par value per share	35,036,943

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2018

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition, new or planned features, products or services, or management strategies. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. However, not all forward-looking statements contain these words. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 22, 2018, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which was filed with the SEC on August 1, 2018, and in our consolidated financial statements, related notes, and the other information appearing elsewhere in such reports, this report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Offset,” “Bigstock,” “Rex Features” and “PremiumBeat” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$206,409	$253,428
Accounts receivable, net	45,850	49,932
Prepaid expenses and other current assets	28,331	37,109
Total current assets	280,590	340,469
Property and equipment, net	81,183	85,698
Intangible assets, net	30,611	34,197
Goodwill	88,802	98,654
Deferred tax assets, net	13,966	9,761
Other assets	18,068	8,997
Total assets	$513,220	$577,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,022	$7,160
Accrued expenses	55,202	58,734
Contributor royalties payable	23,334	20,088
Deferred revenue	141,412	157,803
Other liabilities	2,679	1,957
Total current liabilities	226,649	245,742
Deferred tax liability, net	—	1,486
Other non-current liabilities	17,973	15,963
Total liabilities	244,622	263,191
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 37,573 and 37,270 shares issued and 35,015 and 34,712 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	376	373
Treasury stock, at cost; 2,558 shares as of September 30, 2018 and December 31, 2017	(100,027)	(100,027)
Additional paid-in capital	287,017	272,657
Accumulated comprehensive loss	(4,939)	(3,557)
Retained earnings	86,171	145,139
Total stockholders’ equity	268,598	314,585
Total liabilities and stockholders’ equity	$513,220	$577,776
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$151,575	$141,063	$461,178	$405,282

Operating expenses:
Cost of revenue	66,461	58,812	198,842	168,512
Sales and marketing	41,028	36,008	123,414	105,620
Product development	14,032	13,340	47,208	37,276
General and administrative	23,355	27,333	74,901	74,716
Total operating expenses	144,876	135,493	444,365	386,124
Income from operations	6,699	5,570	16,813	19,158
Gain on Sale of Webdam	—	—	38,613	—
Other income/(expense), net	217	130	(6,000)	2,095
Income before taxes	6,916	5,700	49,426	21,253
(Benefit)/provision for income taxes	(531)	698	9,652	6,582
Net income	$7,447	$5,002	$39,774	$14,671

Earnings per share:
Basic	$0.21	$0.14	$1.14	$0.42
Diluted	$0.21	$0.14	$1.12	$0.42

Weighted average shares outstanding:
Basic	34,991	34,643	34,897	34,607
Diluted	35,570	35,177	35,420	35,339
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$7,447	$5,002	$39,774	$14,671
Foreign currency translation (loss)/gain	1,724	4,325	(1,382)	12,460
Other comprehensive (loss)/income	1,724	4,325	(1,382)	12,460
Comprehensive income	$9,171	$9,327	$38,392	$27,131

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,774	$14,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,934	24,948
Deferred taxes	(6,249)	4,346
Non-cash equity-based compensation	17,994	20,128
Settlement of contingent consideration liability in excess of acquisition-date fair value	—	(6,255)
Gain on Sale of Webdam	(38,613)	—
Loss on impairment of long-term investment	5,881	—
Bad debt expense	911	981
Changes in operating assets and liabilities:
Accounts receivable	(1,811)	(5,361)
Prepaid expenses and other current and non-current assets	6,941	(10,551)
Accounts payable and other current and non-current liabilities	1,438	11,282
Contributor royalties payable	3,351	(681)
Deferred revenue	4,966	18,002
Net cash provided by operating activities	$68,517	$71,510

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,546)	(37,626)
Investment sales, net	—	32,786
Acquisition of business	(845)	(49,512)
Proceeds from Sale of Webdam, net	41,804	—
Other investments/advances	(15,000)	(3,101)
Acquisition of digital content	(2,822)	(2,568)
Security deposit (payment)/release	(43)	30
Net cash used in investing activities	$(6,452)	$(59,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	—	(24,977)
Proceeds from exercise of stock options	2,454	1,369
Cash paid related to settlement of employee taxes related to RSU vesting	(6,060)	(5,791)
Cash paid for Special Dividend	(104,925)	—
Settlement of contingent consideration liability	—	(3,745)
Net cash used in financing activities	$(108,531)	$(33,144)

Effect of foreign exchange rate changes on cash	(553)	10,217
Net decrease in cash, cash equivalents and restricted cash	(47,019)	(11,408)

Cash, cash equivalents and restricted cash, beginning of period	256,041	226,803
Cash, cash equivalents and restricted cash, end of period	$209,022	$215,395

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$364	$4,137
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
The interim consolidated balance sheet as of September 30, 2018, consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2018, its consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other future annual or interim period.
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
The Company has recorded certain immaterial adjustments to its condensed consolidated financial statements for the correction of errors related to prior periods:

•	During the third quarter of 2018, to decrease enterprise revenue by approximately $0.8 million;

•	During the second quarter of 2018, to: (i) increase enterprise revenue by approximately $0.4 million and (ii) increase general and administrative expense by approximately $0.8 million;

•	During the third quarter of 2017, to increase enterprise revenue by approximately $0.9 million; and

•	During the second quarter of 2017, to: (i) reduce enterprise revenue by approximately $0.6 million and (ii) increase general and administrative expense by approximately $0.1 million.
The Company has concluded that the impact of the adjustments recorded in the second and third quarters of 2018 and 2017 is not material to the results of operations or financial position for the periods in which these adjustments were recorded nor any prior quarterly or annual period financial statements.
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
Prior to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) on January 1, 2018, and reflected in the reported revenue amounts for the three and nine months ended September 30, 2017, the Company recognized revenue when all of the following basic criteria were met: there was persuasive evidence of an arrangement, performance or delivery of services had occurred, the sales price was fixed or determinable, and collectability was reasonably assured. The Company considered persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contained the fixed pricing terms. Performance or delivery for digital content licenses was considered to have occurred upon the download of the licensed content. Subscription revenue was recognized upon each download using an effective per-license rate and revenue associated with any unused licenses was recognized at the subscription expiration.
Effective January 1, 2018, subsequent to the adoption of ASU 2014-09, the Company recognizes revenue upon the satisfaction of performance obligations, which occurs when (i) digital content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For digital content licenses, the Company recognizes revenue on both its subscription-based and transaction-based sales when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for its subscription-based products and recognizes the revenue associated with the unused licenses throughout the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. ASU 2014-09 has resulted in a change in the timing of recognizing revenue on the Company’s digital content license subscription products. ASU 2014-09 did not impact revenue recognition on digital content licenses sold on a transactional basis or license revenue associated with hosted software services.
Prior to the adoption of ASU 2014-09, the Company deferred certain acquisition costs that were then amortized over a period of less than one year. Effective January 1, 2018 the Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018	As of December 31, 2017
Cash and cash equivalents	$206,409	$253,428
Restricted Cash	2,613	2,613
Total cash, cash equivalents and restricted cash	$209,022	$256,041

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s cash and cash equivalents consist primarily of (i) cash on hand and bank deposits and (ii) money market accounts, which are stated at cost, which approximates fair value.
The Company’s restricted cash relates to security deposits related to the lease for its headquarters in New York City, which expires in 2029. The carrying value of restricted cash approximates fair value. Restricted cash is included as a component of other assets on the consolidated balance sheets.
Allowance for Doubtful Accounts
The Company’s accounts receivable consists of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. During the nine months ended September 30, 2018, bad debt expense, which increased the allowance for doubtful accounts, was $0.9 million, and write-offs and other adjustments, which decreased the allowance for doubtful accounts, were $0.5 million. As of September 30, 2018 and December 31, 2017, the Company’s allowance for doubtful accounts was approximately $4.5 million and $4.1 million, respectively, which was included as a reduction of accounts receivable.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of September 30, 2018 and December 31, 2017, the Company had deferred rent of $11.3 million and $11.1 million, respectively, of which $11.0 million and $11.0 million, respectively, was included in other non-current liabilities, and $0.3 million and $0.1 million, respectively, was included in accrued expenses.
Chargeback and Sales Refund Allowance
The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2018 and December 31, 2017, the Company’s combined allowance for chargebacks and sales refunds was $0.3 million and $0.4 million, respectively, which was included in other liabilities.
Recently Adopted Accounting Standard Updates
In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 codifies existing SEC guidance contained in SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which expresses the view of the staff regarding application of existing guidance for the accounting for income taxes as it relates to the enactment of the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law in the fourth quarter of 2017. In accordance with ASU 2018-05, the Company has recorded provisional estimates for the accounting impacts of the TCJA, including the transition tax, remeasurement of deferred tax, and other items, due to the uncertainty regarding how these provisions are to be implemented and additional anticipated forthcoming guidance. As management completes the analysis of the impacts of the TCJA, the Company may refine its current estimate and make adjustments, which will be recognized through income in the period such adjustments are identified, as required by ASU 2018-05.
In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business.  ASU 2017-01 provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Effective January 1, 2018, the Company adopted ASU 2017-01 on a prospective basis. Adoption of ASU 2017-01 had no effect on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires entities to present restricted cash with cash and cash equivalents on the statement of cash flows when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted ASU 2016-18 retrospectively on January 1, 2018. As a result of this adoption, the Company has revised the presentation of its statement of cash flows for the nine months ended September 30, 2017 to reflect restricted cash of $2.6 million in both the beginning and ending balances of cash, cash equivalents and restricted cash. There were no changes to previously reported amounts of cash used or provided by operating activities, investing activities or financing activities during the period.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires entities to measure all investments in equity securities at fair value and recognize any changes in fair value within the statement of operations. Under the standard, equity investments that do not have readily determinable fair values are eligible for a measurement alternative that allows for these investments to be recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 on January 1, 2018. Adoption of ASU 2016-01 had no effect on the Company’s consolidated financial statements. ASU 2016-01 may increase the volatility in the statement of operations upon the occurrence of observable price changes or impairments in the equity securities.
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
The effect of adoption of this new guidance on the consolidated balance sheet as of January 1, 2018 was to reduce prepaid expenses and other current assets and to reduce deferred revenues, with an offsetting increase in 2018 opening retained earnings, as follows (in thousands):

	As Reported December 31, 2017	Adjustment	Revised January 1, 2018
Prepaid expenses and other current assets(1)	37,109	(3,733)	33,376
Deferred revenue	157,803	(9,911)	147,892
Retained earnings	145,139	6,178	151,317

(1)	Prepaid expenses and other current assets adjustment is attributable to the reduction in deferred commissions and income tax receivables.
The effect of adoption of this new guidance on the Company’s reported balance sheet and statements of operations is as follows (in thousands):

	As Reported Under ASU 2014-09	Impact of Adoption	Under Legacy Guidance
For the three months ended September 30, 2018:
Revenue	151,575	(404)	151,171
Cost of revenue	66,461	(51)	66,410
Benefit for income taxes	(531)	(56)	(587)
Net loss	7,447	(297)	7,150
For the nine months ended September 30, 2018:
Revenue	461,178	(1,804)	459,374
Cost of revenue	198,842	(153)	198,689
Provision for income taxes	9,652	(264)	9,388
Net income	39,774	(1,387)	38,387
As of September 30, 2018:
Prepaid expenses and other current assets	28,331	4,150	32,481
Deferred revenue	141,412	11,715	153,127
Retained Earnings	86,171	(7,565)	78,606

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Standard Updates
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Adoption of this guidance is required, prospectively, for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended. ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and can be applied using a modified retrospective approach for all leases entered into before the effective date. Early adoption is permitted. The Company’s significant long-term leases relate primarily to its office facilities, which are described in Note 7. Upon adoption of this standard, the Company will record a right of use asset related to its lease agreements. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting For Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. Adoption of this guidance is required for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. Entities are permitted to choose to adopt the new guidance (1) prospectively for eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is evaluating the impact of this new accounting standard on its financial statements.

(2) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
Money Market Accounts
Cash equivalents include money market accounts which are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the Company can access at the measurement date. During the second quarter of 2018, the Company liquidated its position in money market accounts, and converted the balance to cash. As a result, there are no money market accounts included in cash and cash equivalents as of September 30, 2018. The total amount of money market accounts included in cash and cash equivalents was $55.8 million as of December 31, 2017.
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
Other Long-term Investments
Long-term Lending Facility and Note Receivable
On October 20, 2016, the Company entered into a multi-part transaction with SilverHub Media Limited (“SHM”), an unrelated third-party contributor. The transaction included three primary components: (a) a revolving credit facility pursuant to which the Company would be obligated to lend up to $4.6 million under certain conditions, (the “Facility”) to SHM. The

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Facility had a term of five years and required SHM to make quarterly payments of principal to the Company beginning on the fourth anniversary of the Facility. The Facility bore interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity. In March 2017, the Facility was amended to reduce the maximum lending amount to approximately $3.3 million. As of November 2017, SHM had fully drawn down under the facility and the Company had no additional lending obligation; (b) a distribution agreement, under which the Company is the exclusive distributor of SHM’s content in certain markets subject to certain limitations; and (c) an option to acquire SHM at any time after the third anniversary of the Facility or to match any third-party acquisition offer with respect to SHM at any time until the fifth anniversary of the Facility.
Simultaneously with the reduction of the maximum lending amount of the Facility, the Company invested $1.6 million in a convertible note issued by SHM, which had a maturity date of October 20, 2021.  The convertible note bore interest at 10.0%, with all interest payments deferred until maturity, and the entire unpaid balance of principal and accrued interest due upon maturity. The principal amount of the convertible note and any accrued and unpaid interest was convertible into equity of SHM at the Company’s option on the maturity date, or earlier upon certain events.
In June 2018, SHM breached certain provisions of the distribution agreement, which constituted an event of default under the Facility. As a result of the occurrence of one or more events of default, the Company provided notice to SHM to demand immediate payment of all outstanding borrowings under the Facility and the convertible note, including accrued interest. SHM was unable to pay the outstanding borrowings and accrued interest and therefore, an administrator was appointed and SHM entered into United Kingdom administration (bankruptcy) proceedings. The Company has determined that its investments in SHM, including the Facility, the convertible note, accrued interest and a minor equity investment, experienced an other-than-temporary impairment and therefore, the Company recorded a $5.9 million impairment charge during the three months ended June 30, 2018 in order to reduce the fair value of the Company’s investment in SHM to zero. This charge was recorded in Other (expense)/income, net in the consolidated statements of operations. The investment was previously reported within Other assets on the consolidated balance sheet.
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
ZCool is a variable interest entity that is not consolidated because the Company is not the primary beneficiary. The Preferred Shares are not deemed to be in-substance common stock and will be accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Preferred Shares will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by ZCool. As of September 30, 2018, the Company’s total investment in ZCool is approximately $15.0 million, which is reported within Other assets on the consolidated balance sheet.

(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2018	As of December 31, 2017
Computer equipment and software	$142,347	$118,493
Furniture and fixtures	10,032	9,970
Leasehold improvements	19,305	18,487
Property and equipment	171,684	146,950
Less accumulated depreciation	(90,501)	(61,252)
Property and equipment, net	$81,183	$85,698
Depreciation expense related to property and equipment was $10.3 million and $7.9 million for the three months ended September 30, 2018 and 2017, respectively, and $29.7 million and $19.9 million for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense is included in Cost of revenue and General and administrative expense in the consolidated statement of operations based on the nature of the asset being depreciated.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $6.4 million and $11.2 million for the three months ended September 30, 2018 and 2017, respectively, and $22.3 million and $25.8 million for the nine months ended September 30, 2018 and 2017, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software.
The portion of total depreciation expense related to capitalized internal-use software was $6.6 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively, and $18.0 million and $9.2 million for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense related to capitalized internal-use software is included in Cost of revenue and General and administrative expense in the consolidated statement of operations.
As of September 30, 2018 and December 31, 2017, the Company had capitalized internal-use software of $49.6 million and $45.4 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.
(4) Sale of Digital Asset Management Business
On February 26, 2018, the Company completed the Sale of Webdam for an aggregate purchase price of $49.1 million, subject to working capital adjustments. Total cash received, after an initial working capital adjustment, net of transaction costs paid, was $42.3 million with an additional $5.0 million receivable placed in escrow. In the second quarter of 2018, $2.5 million of the funds placed in escrow were released to the Company, and the remaining $2.5 million of funds in escrow are expected to be released to the Company, net of final working capital adjustments, during the first quarter of 2019. The funds in escrow are included as a component of other current assets on the consolidated balance sheet as of September 30, 2018. In addition, approximately $3.0 million of transaction costs related to the sale were paid in the second and third quarters of 2018.
The Company recognized a pre-tax gain on sale of approximately $38.6 million.
(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, Editorial, Images and Music reporting units and is tested for impairment annually on October 1 or upon a triggering event. Bigstock, Editorial, Images and Music are included in the Company's “Content Business” reportable segment. During the first quarter of 2018, the Company disposed of its Webdam business. The Webdam reporting unit is included in the non-reportable “Other Category” as of December 31, 2017.
The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments through September 30, 2018 (in thousands):

	Consolidated	Content Business	Other Category
Balance as of December 31, 2017	$98,654	$89,891	$8,763
Foreign currency translation adjustment	(1,089)	(1,089)	—
Sale of Webdam	(8,763)	—	(8,763)
Balance as of September 30, 2018	$88,802	$88,802	$—
No triggering events were identified during the nine months ended September 30, 2018.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Intangible Assets
Intangible assets consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$17,702	$(6,781)	9	$21,008	$(6,996)
Trade name	6,499	(3,580)	7	7,159	(3,299)
Developed technology	4,824	(3,520)	4	5,528	(3,450)
Contributor content	19,508	(4,301)	10	17,041	(3,066)
Patents	259	(80)	18	259	(68)
Domain name	160	(79)	13	160	(79)
Total	$48,952	$(18,341)		$51,155	$(16,958)
During the nine months ended September 30, 2018, the Company completed the Sale of Webdam, which resulted in a reduction of the gross carrying amount and accumulated amortization of intangible assets.
Amortization expense was $1.4 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, and $4.2 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively. The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $1.6 million for the remaining three months of 2018, $6.1 million in 2019, $5.5 million in 2020, $4.6 million in 2021, $3.1 million in 2022, $2.8 million in 2023 and $6.9 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Compensation	$18,208	$19,897
Non-income taxes	7,535	6,895
Royalty tax withholdings	8,201	7,566
Other expenses	21,258	24,376
Total accrued expenses	$55,202	$58,734
(7) Commitments and Contingencies
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases was $2.2 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, and $7.0 million and $6.5 million for the nine months ended September 30, 2018 and 2017, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. In addition to contractual rent amounts, the Company’s lease payments are also subject to adjustments in real estate taxes and operating expenses.
In 2016, the Company’s lease for its office facility in New York City was amended to, among other things, provide for the lease of approximately 25,000 square feet of additional office space and extend the term of the lease. In connection with the underlying lease agreement, the Company entered into a letter of credit as a security deposit for the leased facilities, which was increased to $2.6 million in connection with the 2016 amendment. The letter of credit is collateralized by $2.6 million of cash as of September 30, 2018, which is recorded as restricted cash and is included in Other assets in the consolidated balance sheet. As amended, the lease is scheduled to expire in 2029 and aggregate future minimum payments under the amended lease are approximately $73.9 million.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Other Obligations
As of September 30, 2018, the Company had other obligations in the amount of approximately $70.3 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2018, the Company’s other obligations for the remainder of 2018 and for the years ending December 31, 2019, 2020, 2021 and 2022 were approximately $8.2 million, $22.3 million, $27.2 million, $9.3 million and $3.3 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of September 30, 2018, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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
(8) Stockholders’ Equity and Equity-Based Compensation
Special Dividend
On August 1, 2018, the Company’s Board of Directors declared a special cash dividend of $3.00 per share (the “Special Dividend”), which was paid on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The aggregate payment made in connection with the Special Dividend was $104.9 million.
In connection with the Special Dividend, and in accordance with the terms of the Company’s Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), the Company adjusted outstanding equity awards in order to prevent dilution of such awards. Accordingly, the Company increased the number of outstanding unvested restricted stock units (“RSUs”) and outstanding stock options, and reduced the exercise price of such outstanding stock options, using a conversion ratio of 1.055, which was determined using a ratio of the opening and closing stock price of the Company’s common stock on and immediately prior to the ex-dividend date (the “Special Dividend Adjustment”).

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stockholders’ Equity
Common Stock
During the nine months ended September 30, 2018, the Company issued approximately 303,000 shares of common stock, primarily related to the exercise of stock options and the vesting of RSUs.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the stock repurchase program, pursuant to which the Company is authorized to repurchase up to an additional $100 million of its outstanding common stock. The Company expects to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, the Company’s stock repurchase program is subject to the Company having available cash to fund repurchases. Under the program, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
During the nine months ended September 30, 2018, the Company did not repurchase any shares of its common stock under the stock repurchase program. As of September 30, 2018, the Company had $100 million of remaining authorization for purchases under the stock repurchase program.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards, including employee stock options and RSUs granted under the 2012 Plan, based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$116	$176	$430	$609
Sales and marketing	404	1,092	1,546	3,536
Product development	1,295	1,819	4,510	5,079
General and administrative	4,144	3,798	11,508	10,904
Total	$5,959	$6,885	$17,994	$20,128
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$1,521	$1,663	$4,487	$5,087
RSUs	4,438	5,222	13,507	15,041
Total	$5,959	$6,885	$17,994	$20,128

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the nine months ended September 30, 2018, the Company granted approximately 21,000 options to purchase shares of its common stock with a weighted average exercise price of $47.80. In addition, as a result of the Special Dividend Adjustment, the Company increased the number of outstanding awards by approximately 59,000 and reduced the exercise price of all options outstanding as of August 29, 2018. As of September 30, 2018, there were approximately 314,000 options vested and exercisable with a weighted average exercise price of $34.43. As of September 30, 2018, the total unrecognized compensation charge related to non-vested options was approximately $9.4 million, which is expected to be recognized through 2021.
Restricted Stock Units
During the nine months ended September 30, 2018, the Company granted approximately 212,000 RSUs, net of forfeitures. In addition, as a result of the Special Dividend Adjustment, the Company increased the number of outstanding awards by approximately 61,000. As of September 30, 2018 there are approximately 1,133,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $44.04. As of September 30, 2018, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $33.5 million, which is expected to be recognized through 2022.
During the nine months ended September 30, 2018, shares with an aggregate value of $6.1 million were withheld upon vesting of RSUs and in connection with related remittance of employee withholding taxes to taxing authorities.
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
In addition to the Company’s digital content offerings, the Company has historically generated revenue through other channels:
Digital asset management: The Company provided tools to help organizations manage, search, distribute and collaborate on creative and other brand-buildings activities through Webdam. Effective February 26, 2018, the Company completed the Sale of Webdam. See Note 4 for further information on the Sale of Webdam.
The Company’s revenue by distribution channel for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
E-Commerce	$88,713	$81,781	$270,166	$244,555
Enterprise	62,862	55,117	188,301	149,366
Digital asset management (2)	—	4,165	2,711	11,361
Total Revenues	$151,575	$141,063	$461,178	$405,282

(1)
As previously discussed in Note 1, the Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. Historical revenue amounts reflect those previously reported and have not been restated.

(2)	As previously discussed in Note 4, on February 26, 2018, the Company completed the Sale of Webdam. 2018 amounts include revenue earned during the period from January 1, 2018 through February 26, 2018.
The Company’s deferred revenue balance decreased from $157.8 million at December 31, 2017 to $141.4 million at September 30, 2018. This decrease was primarily the result of (i) the adoption of ASC 2014-09 which reduced deferred revenue

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

by $9.9 million on January 1, 2018, and (ii) $10.2 million resulting from the Sale of Webdam, partially offset by an increase in deferred revenue due to the ongoing operations of the Company. The September 30, 2018 deferred revenue balance will be earned as digital content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $114.8 million of total revenue recognized for the nine months ended September 30, 2018 was reflected in deferred revenue as of January 1, 2018.

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
The Company recorded expenses related to employer matching contributions of $0.7 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $2.5 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

(11) Other Expense/Income, Net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency (loss)/gain	$(659)	$(192)	$(2,122)	$1,468
Impairment of long-term investments	—	—	(5,881)	—
Interest income	876	322	2,003	627
Total income/(expense)	$217	$130	$(6,000)	$2,095

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(12) Income Taxes
On December 22, 2017, the U.S. enacted the TCJA, which lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a one-time transition tax on undistributed earnings of foreign subsidiaries.

The Company’s provision for income taxes for the three months ended September 30, 2018 includes provisional amounts for certain specific tax effects of the TCJA. These provisional amounts represent the Company’s reasonable estimates. The Company will reevaluate these estimates throughout 2018 as additional information and/or implementation guidance becomes available, and any changes will be reflected in the financial statements in the period in which they are identified.

The Company’s effective tax rates yielded a net benefit of 7.7% and a net expense of 12.2% for the three months ended September 30, 2018 and 2017, respectively, and a net expense of 19.5% and 31.0% for the nine months ended September 30, 2018 and 2017, respectively.  In the three months ended September 30, 2018, the Company incurred a discrete tax benefit related primarily to the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the U.S. Research and Development tax credit claimed on the Company’s 2017 tax return, which was substantially completed in the third quarter of 2018. In the nine months ended September 30, 2018, the Company incurred a net discrete tax expense relating primarily to the gain on the Sale of Webdam. The net effect of these discrete items decreased the effective tax rate for the three months ended September 30, 2018 by 22.0% and increased the effective tax rate for the nine months ended September 30, 2018 by 5.2%. In the three and nine months ended September 30, 2017, the Company incurred a discrete tax benefit related primarily to withholding tax incurred on income earned in foreign jurisdictions, the net effect of which increased the effective tax rate by 17.5% and 2.0%, respectively.

The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to the international provisions enacted as part of the TCJA.
During the three and nine months ended September 30, 2018, the Company recorded a tax benefit of $0.9 million related to uncertain tax positions, partially offset by recorded uncertain tax positions that were not material. During the three and nine months ended September 30, 2017, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three and nine months ended September 30, 2018 and 2017.
During the nine months ended September 30, 2018 and September 30, 2017, the Company paid net cash taxes of $0.4 million and $4.1 million, respectively

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

A reconciliation of assumed exercised shares used in calculating basic and diluted earnings per share follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding:
Basic	34,991	34,643	34,897	34,607
Stock options	148	408	125	458
Unvested RSUs	431	126	398	274
Diluted	35,570	35,177	35,420	35,339

Dilutive securities included in the calculation	1,477	1,066	1,403	1,543
Anti-dilutive securities excluded from the calculation	774	1,554	924	1,244

(14) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
North America	$57,078	$55,827	$170,092	$161,396
Europe	49,033	45,075	154,258	131,712
Rest of the world	45,464	40,161	136,828	112,174
Total revenue	$151,575	$141,063	$461,178	$405,282

(1)
As previously discussed in Note 1, the Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. Historical revenue amounts reflect those previously reported and have not been restated.

The United States, included in North America in the above table, accounted for 34% and 36% of consolidated revenue for the three months ended September 30, 2018 and 2017, respectively and 34% and 36% of consolidated revenue for the nine months ended September 30, 2018 and 2017, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	September 30,	December 31,
	2018	2017
North America	$77,076	$83,027
Europe	4,046	2,599
Rest of the world	61	72
Total long-lived tangible assets	$81,183	$85,698
The United States, included in North America in the above table, accounted for 88% and 92% of total long-lived tangible assets as of September 30, 2018 and December 31, 2017, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

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
Our platform brings together users and contributors of creative content by providing a readily-searchable collection of content that our customers may pay to license and incorporate into their work and compensating contributors as their content is licensed to our customers. For customers seeking specialized content that goes beyond our library of stock content, our platform also connects customers with contributors who can produce custom branded content. More than 1.8 million active, paying customers contributed to our revenue for the twelve-month period ended September 30, 2018. As of September 30, 2018, more than 550,000 approved contributors made their creative content available in our collection, which has grown to approximately 221 million images and approximately 12 million video clips. This makes our collection of creative content one of the largest of its kind, and we delivered more than 130 million paid downloads across all of our brands during the nine months ended September 30, 2018. We believe that we delivered the highest volume of commercial image downloads in this period of any single brand in our industry during that period.
Through our platform, we generate revenue by licensing creative content to our customers. During the nine months ended September 30, 2018, 59% of our revenue and the majority of our content licenses came from users of our e-commerce platform. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license. For customers with other content needs, we also offer simple, affordable, smaller subscriptions and those where customers have an option to pay for individual content licenses at the time of delivery. Enterprise customers are generally larger organizations or those with unique content, licensing and workflow needs, and our dedicated enterprise sales, service and research teams are able to provide a number of enhancements to their creative workflows beyond the use-cases available on our e-commerce platform including the creation of custom branded content, an offering that launched in 2017. Our enterprise customers provided approximately 41% of our revenue in 2018.
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
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. Since we believe the market for creative content is multi-faceted and continually expanding, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency with which our search interfaces and algorithms help customers find the creative content that they need, the degree to which we make use of the large quantity of data we collect about image, video, music and search patterns, and the degree to which our websites have been localized for our global user base. To this end, we have invested aggressively in product development and hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth.
Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017
	(in millions, except revenue per download)
Paid downloads (during the period)	43.9	41.9	132.8	128.1
Revenue per download (during the period)	$3.40	$3.23	$3.40	$3.06
Content in Our Collection (end of period):
Images	221.3	155.8	221.3	155.8
Video Clips	12.0	8.3	12.0	8.3

(1)	Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue per download reflects amounts previously reported and has not been restated.
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
ASU 2014-09 represents a change in the accounting model utilized for the recognition of revenue and certain expenses arising from contracts with customers. We adopted ASU 2014-09 using a “modified retrospective” approach and, accordingly, revenue and expense totals for all periods before January 1, 2018 reflect those previously reported under the prior accounting model and have not been restated.
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
In addition to our digital content offerings, we historically generated revenue through other channels:
Digital asset management: We previously provided tools to help organizations manage, search, distribute and collaborate on creative and other brand-building activities through Webdam. Effective February 26, 2018, the Company completed the Sale of Webdam. See Note 4 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Sale of Webdam.
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
E-Commerce	$88,713	$81,781	$270,166	$244,555
Enterprise	62,862	55,117	188,301	149,366
Digital asset management(2)	—	4,165	2,711	11,361
Total Revenues	$151,575	$141,063	$461,178	$405,282

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
Product Development. Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to contractors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development costs as incurred, except for costs that are capitalized related to internal-use software development projects and subsequently depreciated over the expected useful life of the developed software. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future as we identify opportunities to invest in the development of new products and internal tools and enhancement of our existing products and technologies that we believe will drive the long-term profitability of the business.
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
Income Taxes. We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of September 30, 2018, we have not recorded any such valuation allowances.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statements of Operations:
Revenue	$151,575	$141,063	$461,178	$405,282
Operating expenses:
Cost of revenue	66,461	58,812	198,842	168,512
Sales and marketing	41,028	36,008	123,414	105,620
Product development	14,032	13,340	47,208	37,276
General and administrative	23,355	27,333	74,901	74,716
Total operating expenses	144,876	135,493	444,365	386,124
Income from operations	6,699	5,570	16,813	19,158
Gain on sale of digital asset management business	—	—	38,613	—
Other income/(expense), net	217	130	(6,000)	2,095
Income before taxes	6,916	5,700	49,426	21,253
(Benefit)/provision for income taxes	(531)	698	9,652	6,582
Net income	$7,447	$5,002	$39,774	$14,671
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	44%	42%	43%	42%
Sales and marketing	27%	26%	27%	26%
Product development	9%	9%	10%	9%
General and administrative	15%	19%	16%	18%
Total operating expenses	96%	96%	96%	95%
Income from operations	4%	4%	4%	5%
Gain on sale of digital asset management business	—%	—%	8%	—%
Other income/(expense), net	—%	—%	(1)%	1%
Income before taxes	5%	4%	11%	5%
(Benefit)/provision for income taxes	—%	—%	2%	2%
Net income	5%	4%	9%	4%
__________________________________
Note: Percent totals may not sum exactly, due to rounding

Comparison of the Three Months Ended September 30, 2018 and 2017
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$151,575	$141,063	$10,512	7%
Operating expenses:
Cost of revenue	66,461	58,812	7,649	13
Sales and marketing	41,028	36,008	5,020	14
Product development	14,032	13,340	692	5
General and administrative	23,355	27,333	(3,978)	(15)
Total operating expenses	144,876	135,493	9,383	7
Income from operations	6,699	5,570	1,129	20
Other income, net	217	130	87	*
Income before income taxes	6,916	5,700	1,216	21
(Benefit)/provision for income taxes	(531)	698	(1,229)	*
Net income	$7,447	$5,002	$2,445	49%
__________________________________
*    Not meaningful
Revenue
Revenue increased by $10.5 million, or 7%, to $151.6 million in the three months ended September 30, 2018 compared to the same period in 2017. Excluding the impact of foreign currency fluctuations, revenue increased 8% in the three months ended September 30, 2018, compared to the same period in 2017. During the three months ended September 30, 2018, we continued to grow our customer base and continued with initiatives focused on broadening our product offerings and adding functionality to our e-commerce platform, enhanced our workflow tools and increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We believe these actions and initiatives will lead to increased and sustained customer engagement in the future.
The increased content revenue was partially offset by the absence of revenue from Webdam during the quarter, as a result of the Sale of Webdam in February 2018. We did not recognize revenue from Webdam in the three months ended September 30, 2018, compared to $4.2 million for the three months ended September 30, 2017.
In the three months ended September 30, 2018 and 2017, we delivered 43.9 million and 41.9 million paid downloads, respectively, and our revenue per download increased to $3.40 for the three months ended September 30, 2018 from $3.23 for the three months ended September 30, 2017.
A key component of our revenue growth has been our continued international market penetration, as revenue from outside Europe and North America increased by $5.3 million, or 13%, to $45.5 million, revenue from Europe increased by $4.0 million, or 9%, to $49.0 million and revenue from North America increased by $1.3 million, or 2%, to $57.1 million in the three months ended September 30, 2018 compared to the same period in 2017.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $7.6 million, or 13%, to $66.5 million in the three months ended September 30, 2018 compared to the same period in 2017. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download, increased $3.8 million, or 10%, which is in line with the increase in revenues for the three months ended September 30, 2018. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses, and depreciation and amortization increased by $3.1 million to $14.1 million for the three months ended September 30, 2018 compared to the same period in 2017, driven primarily by the depreciation and amortization of infrastructure hardware and software assets acquired, developed and purchased in recent periods.

Sales and Marketing. Sales and marketing expenses increased by $5.0 million, or 14%, to $41.0 million in the three months ended September 30, 2018 compared to the same period in 2017. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $6.0 million, as compared to the prior year, as a result of increased spending on affiliate, search advertising and other new channels. This increase was partially offset by the change in employee-related expenses, which decreased by $1.3 million, as compared to the prior year. We anticipate that our total sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new customers, products, markets and geographies.
Product Development. Product development expenses increased by $0.7 million, or 5%, from $13.3 million for the three months ended September 30, 2017 to $14.0 million for the three months ended September 30, 2018. Expenses related to software and other technology used to support our product development initiatives increased by $2.2 million for the three months ended September 30, 2018, as compared to the prior year. This increase was offset by the change in employee-related and consulting-related expenses, net of capitalized costs for the development of internal-use software, which decreased by $1.4 million, or 13%, as compared to 2017, driven by changes in human capital allocations across product, engineering and quality assurance to support product development initiatives for our websites, including ongoing efforts to improve our search capabilities and enhance the features and functionality of the e-commerce platform. We anticipate this level of product development expenses, of which a portion will continue to be capitalized, to continue for the foreseeable future as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses decreased by $4.0 million, or 15%, to $23.4 million in the three months ended September 30, 2018 compared to the same period in 2017. The decrease was driven by the realization of certain cost efficiencies, primarily in professional services and information technology, resulting from our previous investments implementing several large-scale business solutions aimed at increasing internal efficiency and functionality. In addition to these realized cost efficiencies, employee-related expenses, including non-cash compensation, which have historically been the largest component of our general and administrative expenses remained relatively flat, increasing $0.1 million for the three months ended September 30, 2018 as compared to the same period in 2017.
Other Expense/Income, Net. In the three months ended September 30, 2018, approximately $0.9 million of other income consisted of interest income which was partially offset by $0.7 million of unfavorable foreign exchange fluctuations. During the three months ended September 30, 2017, approximately $0.3 million of other income consisted of interest income which was partially offset by $0.2 million of unfavorable foreign exchange fluctuations.
Income Taxes. Income tax expense decreased by $1.2 million for the three months ended September 30, 2018 as compared to the same period in 2017. Our effective tax rates yielded a benefit of 7.7% and an expense of 12.2% for the three months ended September 30, 2018 and 2017, respectively.
The Company’s provision for income taxes for the three months ended September 30, 2018 includes provisional amounts for certain specific tax effects of the TCJA. These provisional amounts represent the Company’s reasonable estimates. The Company will evaluate these estimates throughout 2018 as additional information and/or implementation guidance becomes available, and any changes will be reflected in the financial statements in the period in which they are identified.
For the three months ended September 30, 2018, we incurred a net discrete tax benefit relating primarily to the release of reserves for uncertain tax provisions due to a lapse in the statute of limitations and the effect of the U.S. Research and Development tax credit claimed on our 2017 tax return, which was substantially completed in the third quarter of 2018. The net effect of the discrete items decreased the effective tax rate for the three months ended September 30, 2018 by 22.0%. Excluding the discrete items, our effective tax rate would have been 14.3% for the three months ended September 30, 2018.
For the three months ended September 30, 2017, we incurred a net discrete tax benefit related primarily to the tax effect of the domestic production activities deduction claimed on the Company’s 2016 tax return that was substantially completed in the third quarter of 2017, which decreased our effective tax rate by 17.5%. Excluding the discrete items, our effective tax rate would have been 29.7% for the three months ended September 30, 2017.
The decline in the effective tax rate, excluding the discrete items, is primarily attributable to the TCJA, which lowered the Company’s U.S. statutory federal tax rate from 35% to 21% effective January 1, 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$461,178	$405,282	$55,896	14%
Operating expenses:
Cost of revenue	198,842	168,512	30,330	18%
Sales and marketing	123,414	105,620	17,794	17%
Product development	47,208	37,276	9,932	27%
General and administrative	74,901	74,716	185	—%
Total operating expenses	444,365	386,124	58,241	15%
Income from operations	16,813	19,158	(2,345)	(12)%
Gain on sale of digital asset management business	38,613	—	38,613	*
Other (expense)/income, net	(6,000)	2,095	(8,095)	*
Income before income taxes	49,426	21,253	28,173	133%
Provision for income taxes	9,652	6,582	3,070	*
Net income	$39,774	$14,671	$25,103	171%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $55.9 million, or 14%, to $461.2 million in the nine months ended September 30, 2018 compared to the same period in 2017. Excluding the impact of foreign currency fluctuations, revenue increased 12% in the nine months ended September 30, 2018, compared to the same period in 2017. During the nine months ended September 30, 2018, we continued to grow our customer base and continued with initiatives focused on broadening our product offerings and adding functionality to our e-commerce platform, enhanced our workflow tools and increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We believe these actions and initiatives will lead to increased and sustained customer engagement in the future.
The increased revenue from our content business was partially offset by the absence of revenue from Webdam, as a result of the Sale of Webdam in February 2018. Webdam revenues were $2.7 million for the period from January 1, 2018 through February 26, 2018 compared to $11.4 million for the full nine months ended September 30, 2017.
In the nine months ended September 30, 2018 and 2017, we delivered 132.8 million and 128.1 million paid downloads, respectively, and our average revenue per download increased to $3.40 for the nine months ended September 30, 2018, from $3.06 for the nine months ended September 30, 2017.
A key component of our revenue growth has been our continued international market penetration, as revenue from outside Europe and North America increased by $24.7 million, or 22%, to $136.8 million, revenue from Europe increased by $22.5 million, or 17%, to $154.3 million and revenue from North America increased by $8.7 million, or 5%, to $170.1 million in the nine months ended September 30, 2018 compared to the same period in 2017.
Cost and Expenses
Cost of Revenue.   Cost of revenue increased by $30.3 million, or 18%, to $198.8 million in the nine months ended September 30, 2018 compared to the same period in 2017. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download, increased $13.6 million, or 12%, which is in line with the increase in revenues for the nine months ended September 30, 2018, offset by changes in product mix amongst license types that incur differing royalty costs relative to the revenue earned for those license products. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses, and depreciation and amortization increased by $11.9 million to $40.2 million for the nine months ended September 30, 2018 compared to the same period in 2017, driven primarily by the depreciation and amortization of infrastructure hardware and software assets acquired, developed and purchased in recent periods and other hosting costs.

Sales and Marketing.   Sales and marketing expenses increased by $17.8 million, or 17%, to $123.4 million in the nine months ended September 30, 2018 compared to the same period in 2017. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $11.5 million, or 21%, for the nine months ended September 30, 2018 compared to the same period in 2017 as a result of increased spending on affiliate, search advertising and other new channels. Employee-related costs increased by $5.2 million, or 13%, as compared to the prior year, driven by an increase in sales and marketing headcount to support our expansion into new products and markets, as well as increased sales commissions as a result of growth in the amount of revenue generated by our global direct sales team. We anticipate that our total sales and marketing spend will continue to increase in absolute dollars for the foreseeable future, as we continue to pursue growth through new customers, products, markets and geographies.
Product Development.   Product development expenses increased by $9.9 million, or 27%, to $47.2 million for the nine months ended September 30, 2018 as compared to $37.3 million for the same period in 2017. Employee-related expenses, net of capitalized costs for the development of internal-use software, increased by $4.5 million, or 16%, as compared to 2017, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities and enhancing the features and functionality of the e-commerce platform. The remaining increase in product development costs was attributable to increases in costs related to software, hardware, facilities, consulting and other resources that are not capitalized. We anticipate this level of product development expenses to continue for the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.   General and administrative expenses remained relatively flat, increasing by $0.2 million, to $74.9 million in the nine months ended September 30, 2018 compared to the same period in 2017. This represents a reduction in general and administrative expenses as a percentage of total revenue, which comes as a result of cost efficiencies realized as a result of our previous investments implementing several large-scale business solutions aimed at increasing internal efficiency and functionality.
Gain on Sale of Digital Asset Management Business. On February 26, 2018, we completed the Sale of Webdam, for an aggregate purchase price of $49.1 million, subject to certain working capital adjustments. Total cash received on the closing date was $42.3 million, net of an initial working capital adjustment and transaction costs paid, with an additional $5.0 million receivable placed in escrow. In the second quarter of 2018, $2.5 million of escrowed funds were released to us, and we expect the remaining $2.5 million of funds in escrow to be released to us, net of final working capital adjustments, during the first quarter of 2019.
Management recognized a pre-tax gain on the sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
Other Expense/Income, Net. During the nine months ended September 30, 2018, we recorded a charge of $5.9 million as a result of the impairment of a long-term investment asset. Additionally, during the nine months ended September 30, 2018, we recorded an expense of approximately $2.1 million related to unfavorable foreign currency fluctuations, offset by approximately $2.0 million of interest income. During the nine months ended September 30, 2017, we recorded income of approximately $1.5 million related to favorable foreign currency fluctuations and approximately $0.6 million of interest income.
Income Taxes.   Income tax expense increased by $3.1 million for the nine months ended September 30, 2018 as compared to the same period in 2017. Our effective tax rates for the nine months ended September 30, 2018 and 2017 were 19.5% and 31.0%, respectively.
Our provision for income taxes for the nine months ended September 30, 2018 includes provisional amounts for certain specific tax effects of the TCJA. These provisional amounts represent the Company’s reasonable estimates. The Company will evaluate these estimates throughout 2018 as additional information and/or implementation guidance becomes available, and any changes will be reflected in the financial statements in the period in which they are identified.
For the nine months ended September 30, 2018, we incurred a net discrete tax expense relating primarily to the gain on the Sale of Webdam partially offset by discrete tax benefits relating to the impairment of our long-term investment in SHM, the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the U.S. Research and Development tax credit claimed on the Company’s 2017 tax return, which was substantially completed in the third quarter of 2018. The net effect of these discrete items increased the effective tax rate for the nine months ended September 30, 2018 by 5.2%. Excluding these discrete items, the effective tax rate would have been 14.3% for the nine months ended September 30, 2018.
For the nine months ended September 30, 2017, we incurred a net discrete tax benefit relating primarily to the tax effect of the domestic production activities deduction claimed on the Company’s 2016 tax return that was substantially completed in the third quarter of 2017, which decreased our effective tax rate by 2.0%. Excluding discrete items, our effective tax rate would have been 33.0% for the nine months ended September 30, 2017.
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
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents totaling $206.4 million which primarily consisted of bank balances and money market mutual funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
Historically, our principal uses of cash have been funding our operations, capital expenditures, content acquisition, business combinations that enhance our strategic position and share purchases under our stock repurchase program. We plan to finance our operations and capital expenses largely through cash generated by our operations.
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
On February 26, 2018, we completed the Sale of Webdam. Cash received, after a closing-date working capital adjustment, net of transaction costs paid, was $42.3 million with an additional $5.0 million receivable placed in escrow. In the second quarter of 2018, $2.5 million of funds from escrow were released to us, and we expect the remaining $2.5 million of funds in escrow to be released to us, net of final working capital adjustments, during the first quarter of 2019. We have included the balance of funds in escrow as a component of other current assets on the consolidated balance sheet as of September 30, 2018. Approximately $3.0 million of transaction costs related to the sale were paid in the second and third quarters of 2018.
We recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, net of transaction costs.
Special Dividend
On August 1, 2018, the Board of Directors declared a special cash dividend of $3.00 per share (the “Special Dividend”). The dividend was paid on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The aggregate payment made in connection with this dividend was approximately $104.9 million.

Stock Repurchase Program
In October 2015, our Board of Directors approved a stock repurchase program, authorizing us to repurchase up to $100 million of our common stock, and in February 2017, our Board of Directors approved an increase to the stock repurchase program, authorizing us to repurchase up to an additional $100 million of our outstanding common stock. We expect to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our stock repurchase program is subject to us having available cash to fund repurchases. Under this program, management is authorized to purchase shares of our common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of September 30, 2018, we have repurchased approximately 2,558,000 shares of our common stock under the stock repurchase program at an average per-share cost of $39.09. During the nine months ended September 30, 2018, we did not repurchase any shares of our common stock under the stock repurchase program. As of September 30, 2018, we had $100 million of remaining authorization for share repurchases under this program.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. See Note 7 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of September 30, 2018.
Cash Flows
The following table summarizes our cash flow data for the nine months ended September 30, 2018 and 2017 (in thousands).

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$68,517	$71,510
Net cash used in investing activities	$(6,452)	$(59,991)
Net cash used in financing activities	$(108,531)	$(33,144)
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
Net cash provided by operating activities was $68.5 million for the nine months ended September 30, 2018, compared to $71.5 million for the nine months ended September 30, 2017. In the nine months ended September 30, 2018, operating cash flows were impacted favorably by changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. The effect of these changes was partly offset by the March 2017 payment of the contingent consideration related to the PremiumBeat acquisition. In addition, as it relates to cash taxes, the Company paid net cash taxes of $0.4 million for the nine months ended September 30, 2018, compared to $4.1 million during the same period in 2017.
Investing Activities
Cash used in investing activities in the nine months ended September 30, 2018 was $6.5 million, consisting primarily of net cash received related to the Sale of Webdam, of approximately $41.8 million, which was partially offset by cash paid in settlement of final working capital obligations related to the 2017 acquisition of Flashstock of $0.8 million, capital expenditures of $29.5 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs, our $15.0 million investment in Zcool and $2.8 million paid to acquire the rights to distribute certain digital content in perpetuity.
Cash used in investing activities in the nine months ended September 30, 2017 was $60.0 million, consisting primarily of capital expenditures of $37.6 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs and $2.6 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the nine months ended September 30, 2018 was $108.5 million, consisting primarily of $104.9 million related to the payment of the Special Dividend and $6.1 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $2.5 million from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities in the nine months ended September 30, 2017 was $33.1 million, consisting primarily of $25.0 million paid for share repurchases during the period and $3.7 million which was paid in settlement of contingent consideration liabilities related to the 2015 acquisition of PremiumBeat and $5.8 million which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $1.4 million from the issuance of common stock in connection with the exercise of stock options.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate future minimum lease payments under the lease, as amended, are approximately $73.9 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of September 30, 2018, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash on our consolidated balance sheet as of September 30, 2018.
Additionally, as of September 30, 2018, aggregate future minimum lease payments under other operating leases are approximately $6.8 million.
As of September 30, 2018, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2018 and for the fiscal years ending December 31, 2019, 2020, 2021 and 2022 were approximately $8.2 million, $22.3 million, $27.2 million, $9.3 million and $3.3 million, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to interest rate fluctuation, foreign currency exchange rate fluctuation and inflation.
Interest Rate Fluctuation Risk
Our investments primarily consist of cash and cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a maximum term of 90 days, our portfolio’s fair value is not particularly sensitive to interest rate changes.
We did not have any long-term borrowings as of September 30, 2018.

Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35% and 34% for the nine months ended September 30, 2018 and 2017, respectively. We have foreign currency exchange risks related to non-U.S. dollar denominated revenues. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar. However, changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Based on our foreign currency denominated revenue for the nine months ended September 30, 2018, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 4% impact on our revenue.
We have established foreign subsidiaries in various countries and have concluded the functional currency of these entities is generally the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017(2)		2018		2017(2)
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$29,891	€25,546	$25,663	€21,852	$91,005	€76,042	$72,847	€65,454
British pounds	12,026	£9,171	12,676	£9,689	37,801	£27,900	35,451	£27,802
All other non-U.S. currencies(1)	11,131		10,199		32,875		28,363
Total foreign currency	53,048		48,538		161,681		136,661

U.S. dollar	98,527		92,525		299,497		268,621
Total revenue	$151,575		$141,063		$461,178		$405,282

(1)	Includes no single currency which exceeded 5% of total revenue for any of the periods presented.

(2)	Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal controls over financial reporting. We concluded that we did not design and maintain effective controls related to the accuracy, cut-off and completeness of sales transactions related to certain enterprise license arrangements. Specifically, as our business strategy related to enterprise license arrangements changed during 2018, we did not design and maintain effective controls to assess the risks of misstatement, and therefore the appropriateness of revenue recognition, associated with product offerings outside of our standard product catalog. The deficiencies resulted in immaterial errors in recorded revenue, accounts receivable, deferred revenue and related disclosures for the year ended December 31, 2017 and the interim periods ended June 30, 2018 and September 30, 2018, and did not result in a material misstatement of our interim or annual consolidated financial statements or disclosures for all historical periods. However, these control deficiencies could result in a misstatement of the aforementioned accounts balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
We are in the process of identifying and implementing a remediation plan to address the control deficiencies that led to the material weakness. The material weakness will not be considered remediated until the applicable remedial measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively.
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
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Form 10-K and Part II, “Item 1. Risk Factors” in our second quarter 2018 Form 10-Q, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2018, there were no material changes to these risk factors as described in our 2017 Form 10-K and second quarter 2018 Form 10-Q, other than as disclosed below:
We have identified a material weakness in our internal controls over financial reporting which could result in material misstatements as well as negatively impact the reliability of our financial statements, our reputation, our business and the trading price of our common stock.
During its evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2018, management identified a material weakness in internal control over financial reporting related to the accuracy, cut-off and completeness of sales transactions related to certain enterprise license arrangements. Specifically, as our business strategy related to enterprise license arrangements changed during 2018, we did not design and maintain effective controls to assess the risks of misstatement, and therefore the appropriateness of revenue recognition, associated with product offerings outside of our standard product catalog. The deficiencies resulted in immaterial errors in recorded revenue, accounts receivable, deferred revenue and related disclosures for the year ended December 31, 2017 and the interim periods ended June 30, 2018 and September 30, 2018, and did not result in a material misstatement of our interim or annual consolidated financial statements or disclosures for all historical periods. However, these control deficiencies could result in a misstatement of the aforementioned accounts balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
While we are in the process of identifying and implementing remedial measures to address the control deficiencies that led to the material weakness, there can be no assurance that remediation will be completed in 2018 or that the remedial measures will prevent other control deficiencies or material weaknesses. We may identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate this material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and otherwise to comply with our reporting obligations under the federal securities laws will likely be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may result in material misstatements as well as negatively impact the reliability of our financial statements, our reputation, our business and the trading price of our common stock.

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

SHUTTERSTOCK, INC.

Dated: October 30, 2018	By:	/s/ Steven Berns
Steven Berns
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Dated: October 30, 2018	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)