Form 10-K
period 2018-12-31
Shutterstock, Inc.
filed 2019-02-26
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates was $889,122,569, based on the last reported sale price of the registrant’s common stock on that date. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the outstanding common stock of the registrant at June 30, 2018. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On February 22, 2019, 35,081,109 shares of the registrant’s common stock were outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2019, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Form 10-K
For the Fiscal Year Ended December 31, 2018

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
        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat” and “Shutterstock Editor” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.    Business.
Overview
Shutterstock is a global technology company offering a creative platform, which provides high-quality digital content, tools and services to creative professionals. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
The digital content licensed by our customers include: (a) imagery, consisting of licensed photographs, vectors, illustrations and video clips, which is used in visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) music, consisting of high-quality music tracks and sound effects, which is often used to complement digital imagery. For customers seeking specialized solutions, we also create custom, on-brand content through our platform by matching our global contributor network against the unique needs of our customers. This model allows us to offer customers a fast and scalable way to produce cost-effective content that is in line with the visual footprint of their brand. The processes we maintain to properly license content and the indemnification protections we provide, allow individuals and businesses of all sizes, including media agencies, publishers, production companies and creative service providers, to enter into licenses with the confidence to utilize such content for their unique commercial or editorial needs. We also offered digital asset management services through Webdam, our cloud-based digital asset management business, which we sold in February 2018.
We believe that our licensing model and creative platform drive a high volume of download activity that in turn provides a high volume of search, download and other customer behavioral data that enables us to continuously improve the quality and accuracy of our proprietary search algorithms, including keyword and similar image identification, and encourages the creation and contribution of new content to meet our customers’ needs. We enable users to search and discover content to meet their unique needs by searching our collection and previewing our content at no cost prior to licensing.
We also leverage, to the greatest extent possible, the global nature of our user interfaces and marketing efforts, including local languages, currencies and payment methods, and our effective use of current and emerging technology and marketing channels to attract and retain customers and contributors. We believe that we benefit from a network effect between customers and contributors: as we have grown, our broadening audience of paying users has attracted more content from contributors, and the increasing selection of high-quality content has in turn helped to attract more customers to our sites. The success of this network effect is facilitated by the trust that users place in Shutterstock to maintain the quality and integrity of our branded marketplace, and our commitment to seamless integration into users’ creative workflows.
Our Products
We offer licenses for a variety of content types, including current, archival and commissioned photographs, illustrations, vector art, video clips and music tracks. Generally, we provide our content under a royalty-free non-exclusive license and each piece of content available for license has been vetted by a team of reviewers to ensure that it meets our standards of quality and can be appropriately licensed for commercial or editorial use. We provide several offerings across our creative platform, as follows:

•
Shutterstock - Shutterstock is our flagship brand and the majority of our revenue is generated through shutterstock.com. We continuously work to expand the collection of photographs, vectors, illustrations and video clips available on shutterstock.com to further establish Shutterstock as a top source of high-quality digital imagery for multimedia producers world-wide.

•
Bigstock - Bigstock maintains a separate, extensive library of photographs, vectors, illustrations and video clips that is specifically curated to meet the needs of independent creators and others seeking to incorporate cost-effective digital imagery into their projects.

•
Offset - For high-impact use cases that require extraordinary imagery, our Offset brand provides authentic and exceptional imagery, featuring work from top assignment photographers and illustrators from around the world, in addition to work from established and respected collections such as National Geographic®. Every image in the collection is hand-selected, chosen for its artistic distinction and narrative quality, and is curated into specific categories such as lifestyle, food, travel and fashion.

•
Shutterstock Select - In November 2018, we launched Shutterstock Select, a premium collection of royalty-free video content available on shutterstock.com. This diverse collection of video clips includes exclusive content widely ranging from everyday moments to blockbuster action scenes, all captured by industry professionals using cinema-grade cameras and selected by our expert curators.

•
Shutterstock Custom - Shutterstock Custom is a complementary offering on Shutterstock’s creative platform that fulfills marketers’ need to scale unique branded content including photos, video clips, GIFs, cinemagraphs and 360° video content. Shutterstock Custom is powered by the proprietary technology that we gained through our acquisition of Flashstock Technology, Inc. (“Flashstock”) in 2017, and which we expect to grow in the future as we continue to seek expansion in the market for custom content creation.

•
Shutterstock Editorial - Shutterstock Editorial includes Rex Features and provides editorial imagery, such as entertainment, sports and news images, to a broad range of customers from independent bloggers to traditional media outlets by providing a real-time feed of editorial content and an extensive archive of editorial images. We have entered into distribution agreements with a number of leading editorial image agencies and industry partners including exclusive distribution agreements with several third-party organizations.

•
Shutterstock Music - Shutterstock Music provides thousands of handpicked audio tracks and sound effects at affordable prices, giving businesses, marketers, producers and filmmakers access to the audio content they need to bring their ideas to life. Shutterstock Music, along with the PremiumBeat brand, are curated royalty-free music service offerings that allow access to a full collection of exclusive, high-quality tracks and enables users to search handpicked production music from the world’s leading composers.

In addition to our product offerings, we also provide the following tools to enhance our customers’ workflow and project management needs as well as to enable efficient search capabilities:

•
Superior search - We obtain a high volume of data generated from user searches and content downloads, which enables us to continuously improve our search algorithms. Our behavioral and keyword data, along with our investments in technology and our experience in developing search algorithms, enhance our users’ search experience by increasing the chances that our users find the content they require in a timely and efficient manner.

•
Application programming interface (API) - We maintain an API driven infrastructure, enabling integration of our content platform with various other software tools and services, such as Facebook Ads, IBM Watson® Content Hub, Google Ads and Wix, which allow businesses to gain access to our content without leaving their platform. In addition, we have developed plug-ins that our customers can use to seamlessly access our content directly from Adobe Creative Cloud® desktop applications, Google SlidesTM, Apple’s Final Cut Pro® X video editing application and several Microsoft applications.

•
Showcase - Shutterstock Showcase (www.shutterstock.com/showcase) features deep learning-powered search tools based on our most innovative artificial intelligence technology designed to help customers find the content they need fast.

▪	Reveal is a Google ChromeTM browser extension allowing users to select any image online and find a similar photo, vector or illustration within Shutterstock’s collection.

▪
Copy Space is based on Shutterstock’s custom-built computer vision technology enabling users to specifically search for images that have space for text and then select where and how much copy space is needed.

▪	Refine enables users, from the first page of search results, to select those images most similar to what they are looking for, and Shutterstock's technology will surface other similar images.

▪	Composition Search enables users to add keywords to a canvas to search for a specific layout of objects within an image.

•
Editor and Editor Pro - Shutterstock Editor and Editor Pro are feature-filled cloud-based workflow tools that provide a robust solution for creative professionals to quickly size, edit and enhance images for immediate use in presentations, social media posts or advertisements. These tools are designed to simplify the process of editing Shutterstock’s millions of photos and illustrations into compelling presentations.

Sales and Distribution Channels
Our online platform provides a freely searchable collection of digital content that our users can pay to license, download and incorporate into their work. We encourage all our customers to take advantage of our creative platform’s comprehensive search capabilities, our credit card-based payment options and the immediate digital delivery of licensed content. We strive to offer simple, transparent purchase options designed to cater to customers’ specific needs. We believe the ability to search for, select, license, download and customize content on our creative platform offers our users a streamlined workflow, convenience and speed, and enables us to achieve greater economies of scale. We also have contractual arrangements with third-party resellers and affiliates to license digital content to customers in markets where we do not have a significant sales and marketing presence. Certain third-party resellers and affiliates sell our products directly to end-users and remit amounts to us based on the type of product sold.
Customer sales are made through the following channels:

•
E-commerce: The majority of our customers license content directly through our self-service web properties. E-commerce customers have the flexibility to purchase a subscription-based plan that is paid on a monthly or annual basis or to license content on a transactional basis. These customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. E-commerce customers typically pay the full amount of the purchase price in advance or at the time of license, generally with a credit card, which has historically resulted in favorable timing of cash flows relative to the time that revenue is recognized and contributor royalties are earned and paid.

•
Enterprise: Our base of enterprise customers is mainly composed of creative professionals and large organizations with unique content, licensing and workflow needs. As our enterprise customer base has grown, the number of unique offerings has also grown, as we continue to address individual business needs. Customers of this size benefit from communication with our dedicated sales, service and research teams which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. We continue to focus on our localization and enterprise expansion strategy and are investing resources in cultivating key international markets which we believe have significant growth potential and strategic importance.

•
Other: Our other sales channel includes revenue from Webdam’s digital asset management offerings which were made available through annual software-as-a-service subscription plans. On February 26, 2018, we completed a sale transaction of our digital asset management business (the “Sale of Webdam”) for an aggregate purchase price of $49.1 million.

Revenues generated from each of the sales channels are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
E-Commerce	$365,730	$332,376	$318,916	$300,051	$263,455
Enterprise	254,809	208,713	164,384	118,492	62,316
Other	2,711	16,022	11,017	6,606	2,200
Total Revenue (1)	$623,250	$557,111	$494,317	$425,149	$327,971
(1) Effective January 1, 2018 we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated. The historical presentation of the allocation of revenue by sales channel for the periods prior to January 1, 2018 have been adjusted to conform to current presentation.
Our Customers
We serve a diverse array of customers across a variety of industries, organizational sizes and geographies. For the year ended December 31, 2018, approximately 1.9 million customers in more than 150 countries licensed revenue-generating content, with approximately 37%, 33% and 30% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Our top 25 customers in the aggregate accounted for less than 5% of our revenue in 2018. Our customers are classified among three categories, as follows:

•
Marketing Professionals and Organizations.    Marketing professionals and organizations incorporate licensed content in the work they produce for their organizational or clients’ business communications. Whether providing graphic design, web design, interactive design, advertising, public relations, communications or marketing services, our marketing professional users range from independent freelancers and internal corporate marketing professionals to the largest global agencies and Fortune 500 companies.

•
Media and Broadcast Companies.    Media organizations and professionals incorporate licensed content into their work, which includes digital publications, newspapers, books, magazines, television and film, as well as to market their products effectively. Our media users range from independent bloggers to multi-national publishing, broadcast and production organizations.

•
Small and Medium-Sized Businesses.    Organizations of all sizes utilize creative content for a wide range of internal- and external-use communications such as websites, print and digital advertisements, annual reports, brochures, employee communications, newsletters, email marketing campaigns and other presentations. These organizations range in size and type of organization, from sole proprietors to large not-for-profit organizations.

Content Contributors and Content Review Process
Our collection of content is provided by a community of contributors from around the world and is vetted by our proprietary technology and specialized team of reviewers to ensure that it meets our standards of quality and licensability. Whether photographers, videographers, illustrators, designers or musicians, our community of more than 650,000 approved contributors as of December 31, 2018 ranges from part-time enthusiasts to full-time professionals, and all of them must meet our robust quality standards. Supplementing the content in our collection and enabled by our acquisition of Flashstock, we launched Shutterstock Custom in 2017, which through our platform, connects business customers with a vast network of contributors from whom to request custom branded imagery to meet their most specific content needs. The content contributed by our five highest-earning contributors was together responsible for less than 3% of downloads in 2018, demonstrating the breadth and depth of our contributor population.
The breadth and quality of our content offerings are critical to our success, and we have created an easy-to-use online account creation process, which we are continually improving, through which we enable contributors to create an account, become verified, submit content, and once approved for submission, upload content onto our platform for licensing. We evaluate submissions based on certain technical and legal criteria to ensure we maintain the quality and integrity of our content library, including whether applicable releases have been obtained, whether third-party intellectual property is excluded and seeking to minimize other technical concerns such as excess noise or focus issues. As of December 31, 2018, over 350 million images and video clips have been submitted from verified contributor accounts. For each content submission that is not approved during the review process, we notify the contributor by email with an explanation why the image was not published, including guidance on our standards and insight into customers’ expectations. We believe that this feedback is valuable to contributors and enhances the quality of future content submissions as well as our customers’ experience.
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
Content accepted into our collection is added to our web properties where it is available for search, selection, license and download. Contributors are paid based on how many times their content has been licensed in the previous month. Contributors may choose to remove their content from our collection, subject to the terms of service that govern our contributor relationships.
We provide different earnings structures to contributors based on content type and customers’ licensing needs:

•
Images.    Contributors of photographs, vectors and illustrations to our e-commerce platform typically earn a royalty each time their images are licensed. The exact amount earned is determined by the type of license obtained and our published earnings schedule which is based on (i) the contributor’s total historical earnings paid by us, which determines the contributor’s earnings tier; and (ii) the purchase option under which the content was licensed.

Contributors may earn more per download when images are licensed under our personalized licensing options or are licensed for editorial use only and, in these instances, can earn up to 50% of the sales price for a licensed image.

•
Video Clips and Music.    Contributors of video clips and music tracks also typically earn a royalty each time their video clips or music tracks are licensed. When a contributed video clip or music track is licensed, the contributor is typically paid between 30% and 50% of the sales price per download.

In addition to content sourced through direct submission to our e-commerce platform, we also obtain all types of content through exclusive distribution agreements with strategic partners or through the direct acquisition of content, content libraries or archives. In certain cases, we enter into arrangements with contributors or strategic partners whereby we guarantee a minimum royalty, usually paid up-front, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. When we license content that has been obtained through direct acquisition, we pay no royalties. In recent years, we have enhanced our collection through the direct acquisition of content and by entering into other strategic agreements and partnerships. We have also enhanced our collections and our content acquisition capabilities through our acquisitions of PremiumBeat, Rex Features, The Picture Desk Limited, and Flashstock. We continue to seek opportunities for direct acquisition and strategic partnerships to enhance our collection and provide customers with relevant and high-quality content.
Technology and Infrastructure
Our technology is critical to our business and we have developed proprietary technology to power our products and services. We believe that delivering intuitive, fast and effective user experiences, supported by scalable technology platforms, is critical to our success. We employ technology to support both our public-facing web properties and our back-office systems. In developing and enhancing these sites and systems, we focus our internal development efforts on creating and enhancing specialized proprietary software that is unique to our business and we leverage commercially available and open source technologies for our more generalized needs.
Our customer-facing software enables users to search the millions of digital images, vectors, illustrations, video clips and music tracks available in our collection or request custom branded content and then select, organize, pay for, license and download the content that suits their individual needs. Our search platform evolves automatically based on behavioral data, with each search and download that a user performs on our platform providing our search engine with additional information to improve search results in subsequent queries. We consider the data that we have collected and the search technology that it powers to be an important proprietary asset and competitive advantage that allows us to provide exceptional service to our customers and enable our business. We also continue to invest in the localization of our creative platform across many countries and regions, allowing customers to search and make purchases in a variety of languages and currencies.
Further, we have continued to build and launch innovations to the customer experience. Over the last few years, we have launched additional tools on our platform, such as our in-browser image editing tools, Shutterstock Editor and Editor Pro, to further enhance the customer experience, improve the customer’s workflow and eliminate time-consuming steps in the creative process. We continued to improve the features, functionality and availability of these tools during 2018. We also maintain an API driven infrastructure, enabling integration of our content platform with various other software tools and services, which enables businesses to gain access to our content without leaving their platform.
We have developed contributor-facing web properties that enable individuals and creative professionals to become contributors, upload and tag content, receive feedback on their submissions from our review team, see reports on earnings and payouts, and participate in online discussion forums with other contributors, among other activities. We have also developed proprietary tools to enable our contributors to improve their success on our web properties, including our keyword trends tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time, which, in turn, allows contributors to anticipate demand and generate content that customers may want to license. Our contributor-facing web properties are powered by proprietary technology which supports a content review system that allows our review team to efficiently and effectively review content submissions. Our combination of proprietary technology and large-scale datasets allows us to deliver value to our users and enhances their experience on our platform, which drives and grows our marketplace.
We use a combination of internally-developed software and third-party applications that enable customer and contributor support, intellectual property rights and license tracking, centralized invoicing and sales order processing, customer database management, language translation and global contributor payouts, in addition to supporting the compliance, finance and accounting functions.
Our systems infrastructure is hosted primarily by third-party cloud hosting providers that offer high-speed network access, auxiliary power generators and back-up systems. Further, we also maintain third-party production data centers to support certain applications and business continuity in the event of an emergency. While we have moved primarily to third-party cloud hosting providers, we also continue to invest in improvements to our infrastructure to improve the resiliency of our sites and systems.
By using a cloud services provider, we believe we will be able to dedicate an increasing proportion of our technology resources to running and scaling our business, better serving our rapidly growing collection of content and scaling globally to meet customer demand. We believe continued use of public cloud hosting, along with improvements to our platform, will allow us to further diversify our product offerings, reach new customers and contributors around the world and, by removing inhibitors related to our infrastructure, enable our developers to rapidly deploy new products, features and functionality.
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
Marketing and Customer Support
We market to new customers through a diverse set of performance and brand marketing channels including paid search, online display advertising, print advertising, tradeshows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. We also use customer relationship management (CRM) marketing to grow the lifetime value of our existing customers. Our marketing activities aim to raise awareness of our brands and attract paying customers to our websites and our direct sales organization by promoting the key value propositions of our offerings: diverse and high-quality content, intuitive and efficient interfaces and economical content options.
As our marketing efforts attract additional paying customers and generate more revenue for us, our contributors are also able to receive increased earnings from us. Increasing contributor earnings helps attract more content submissions, which in turn helps Shutterstock convert and retain even more paying customers. We believe the high degree of satisfaction that customers have with our product drives word-of-mouth recommendations, which helps our marketing efforts attract an even broader and diverse audience than we reach directly. Therefore, we believe our marketing efforts have a self-reinforcing network effect, which powers the growth and success of our marketplace.
Customer Support
In addition to outbound sales and marketing activities, our customer service teams assist users worldwide via email, chat and phone in over 20 languages and 150 countries. We have customer service teams in a variety of locations including Singapore, Berlin and New York.
Product Rights and Intellectual Property
Product Rights and Indemnification
All of the content that we make available to customers on our websites is offered under perpetual, royalty-free licenses, with the exception of certain custom, editorial, music, and other content with specific licensing requirements. Royalty-free means that once a customer has licensed content from us, that customer may use the associated content in accordance with the license terms in perpetuity without having to pay any ongoing royalties to us. Typically, content from our library are licensed on a non-exclusive basis, meaning that multiple customers can license the same image, video clip or music track under the applicable Shutterstock license agreement. Custom content is one-of-a-kind branded content and licensed on an exclusive basis to our customers to fulfill their specific use-cases. We do not typically require that contributors of content to our library provide their content to us on an exclusive basis, with the exception of custom content and certain editorial, music and other content to which we have exclusive distribution rights. However, once a contributor’s content is licensed through our platform, such content is perpetually subject to the customer’s license even if the contributor removes the image from our marketplace, except in periodic circumstances where content is removed due to concerns about third-party intellectual property rights.
Under our various license agreements, we expressly represent and warrant that unaltered content downloaded and used in compliance with our license agreements and applicable law will not infringe any copyright, trademark or other intellectual property right, violate any third-party’s rights of privacy or publicity, violate any U.S. law, be defamatory or libelous, or be pornographic or obscene. Provided that a customer has not breached the license agreement or any other agreement with us, we will defend, indemnify, and hold a customer harmless from direct damages attributable to breaches of the express representations and warranties provided in our license agreements. From time to time, we agree to customize our license agreements with non-standard indemnification terms. Regardless of customization, indemnification only applies to claims for damages attributable to our breach of the express representations and warranties provided in our license agreement and is generally conditioned on our timely receipt of an indemnification claim and our right to assume the defense of such claim. Our license agreements generally cap our indemnification obligations at amounts ranging from $10,000 to $250,000, with exceptions for certain products for which our indemnification obligations may be uncapped. We maintain commercially reasonable insurance intended to protect against the costs of intellectual property litigation and our indemnification obligations under our license agreements.
Intellectual Property
We protect our intellectual property through a combination of patent, trademark, copyright and domain name registrations, as well as trade secret protections.
We own a portfolio of trademarks, including “Shutterstock,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat” and “Shutterstock Editor” and associated logos. We will pursue additional trademark registrations to the extent that we create any additional material and registrable trademarks or logos. We are the registered owner of a variety of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com, and rexfeatures.com internet domain names and various other related domain names. We have successfully recovered infringing domain names in the past and intend to continue to enforce our rights in the future. We also own copyrights, including certain content on our web properties, publications and designs, as well as patents, including with respect to our display systems and search capabilities. These intellectual property rights are important to our business and marketing efforts. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. With respect to our trademarks, trade names and patents, laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be canceled or invalidated if challenged by others based on certain use requirements or other limited grounds. We believe the duration of our patents is adequate, relative to the expected lives of our products.
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
Government Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the internet as well as companies that provide content. Many of these laws and regulations are still evolving and being tested in courts, and the manner in which existing laws and regulations will be applied to the internet and online content in general, and how the foregoing will relate to our business in particular, is still unclear in many cases. These laws and regulations may involve privacy, data management and cybersecurity, content regulation, intellectual property ownership and infringement, defamation, advertising, marketing, data protection and personal information, taxation, e-commerce, subscription-based billing, quality of products and services, internet neutrality, outsourcing, securities law compliance, and online payment services. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, sanctions, anti-corruption and export control laws. A number of federal, state and foreign laws that could have an impact on our business practices and e-commerce generally have already been adopted, including, for example:

•	The Digital Millennium Copyright Act (the “DMCA”), which regulates digital material and created updated copyright laws to address the unique challenges of regulating the use of digital content.

•
The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and similar laws adopted by a number of states, which regulate the format, functionality and distribution of commercial solicitation e-mails, create criminal penalties for unmarked sexually-oriented material, and control other online marketing practices.

•
The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, which regulate the collection or use of information, and restrict the distribution of certain materials, as related to certain protected age groups. In addition, the Protection of Children From Sexual Predators Act of 1998 provides for reporting and other obligations by online service providers in the area of child pornography.

•
The Federal Trade Commission Act and numerous state “mini-FTC” acts, which bar “deceptive” and “unfair” trade practices, including in the contexts of online advertising and representations made in privacy policies and other online representations.

•	The European Union General Data Protection Regulation (“GDPR”), which governs how we can collect and process the personal data of European Union citizens.
In particular, we are also subject to federal, state, and foreign laws regarding privacy and data protection as well as foreign, federal and state regulation. Foreign data protection, privacy, content regulation, consumer protection, and other laws and regulations can be more restrictive than those in the United States and often have extraterritorial application, and the interpretation and application of these laws are still uncertain and in flux. For example, GDPR, which took effect on May 25, 2018, includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance. Several other foreign jurisdictions, such as Brazil and India, have adopted, are considering adopting, or have updated comprehensive privacy legislation to offer additional data privacy protections for individuals. In the U.S., data protection legislation is also becoming increasingly common at both the federal and state level. There are a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy, security, content regulation, data protection and other consumer issues that could affect us. For example, the State of California has enacted the California Consumer Privacy Act of 2018, which becomes effective in January 2020, which requires companies that process information on California residents to make disclosures to their consumers about data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches.
In addition, from a taxation perspective, there are applicable and potential government regulatory matters that may impact us. In particular, on December 22, 2017, H.R.1 (commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”)) was signed into law, representing a significant overhaul to the U.S. federal income tax code. The TCJA has a significant impact on our financial statements for 2017 and 2018 and will have a significant impact on our financial position and results of operations in future years. Although the U.S. Treasury Department issued several proposed regulations during 2018, the TCJA continues to be open to further interpretation and technical corrections by the U.S. Treasury Department and the I.R.S. The final impact of the TCJA on our tax provisions, may materially differ from the estimates provided. Further, we continue to remain subject to uncertainty related to foreign jurisdictions potential reactions to the TCJA. As these and other tax laws and related regulations evolve, our financial results could prospectively be materially impacted.
The application, interpretation, and enforcement of these U.S. and foreign laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Any existing or new legislation applicable to our operations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, to respond to regulatory inquiries or investigations, and to defend individual or class litigation. These events could dampen growth in the use of the internet in general, and cause Shutterstock to divert significant resources and funds to addressing these issues, and possibly require us to change our business practices.
Competition
We compete to be an integral component of the creative process for our customers based on a number of factors including the quality, relevance and breadth of content; ability to source new content; accessibility of content, distribution capabilities; ease and speed of search and fulfillment; content pricing models and practices; content licensing options and the degree to which users are protected from legal risk; brand recognition and reputation; the effective use of current and emerging technology; the global nature of our interfaces and marketing efforts, including the degree of localization; and customer service. We also compete for contributors on the basis of several similar factors including ease and speed of the upload and content review process; the volume of customers who license their submitted content; contributor commission models and practices; the degree to which contributors are protected from legal risk; brand recognition and reputation; the effective use of technology; the global nature of the our interfaces; and customer service.
The industry in which we operate is intensely competitive and rapidly evolving, with low barriers to entry. Some of our currently and potentially significant competitors include:

•	other online platforms that feature marketplaces for stock content or creative workflow tools such as Getty Images and its iStockphoto offering and AdobeStock;

•	specialized visual content companies that are established in local, content or product-specific market segments, such as Visual China Group;

•	providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing, Warner/Chappell Music, and EMI Music Publishing;

•	websites focused on image search and discovery such as Google Images;

•	websites for image hosting, art and related products such as Flickr;

•	providers of free images, photography, music, stock video clips and related tools;

•	social networking and social media services; and

•	commissioned photographers and photography agencies.
In addition, we compete with the alternative of creating one’s own content or choosing not to consume licensed content due to price considerations or because the user is not aware of how to access licensed content.
Employees
As of December 31, 2018, our global workforce included 1,029 full-time employees as compared to 1,130 on December 31, 2017. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Germany, Canada and France, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We consider our employee relations to be satisfactory. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists and other technical staff.
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
Corporate and Available Information
We launched our platform in 2003, and on October 5, 2012, we reorganized as Shutterstock, Inc., a Delaware corporation, from Shutterstock Images LLC, a New York limited liability company. We completed our initial public offering, in October 2012, and completed a follow-on offering in September 2013. Our common stock is listed on the New York Stock Exchange under the symbol “SSTK”.
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

Risks Related to Our Business
The success of our business depends on our ability to continue to attract and retain customers of, and contributors to, our creative platform in a cost-efficient manner. If customers reduce or cease their spending with us, or if content contributors reduce or end their participation on our platform, our business will be harmed.
The continued use of our creative platform by customers and contributors is critical to our success. Our future performance largely depends on our ability to attract new, and retain existing, paying customers and contributors. The majority of our revenue is derived from customers who have purchased from us in the past. Our ability to attract new customers and contributors, and to incentivize our customers to continue purchasing our products and our contributors to add new content to our platform depends on several factors, including:

•	the scope of content available for licensing;

•	the effectiveness of our marketing efforts;

•	the features and functionality of our platform;

•	our current products and services and ability to expand our offerings;

•	our customers’ and contributors’ experience in using our platform; and

•	the quality and accuracy of our search algorithms.
We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. For example, in 2018, 2017 and 2016 our advertising costs, which have historically been the most significant component of our marketing expenses, were approximately $91.5 million, $76.6 million and $64.9 million, respectively. If our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, we may not acquire new customers or our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us. Further, a significant portion of our marketing spend consists of search engine marketing and a major search engine operator could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. If our marketing efforts to attract new paying customers or retain existing paying customers are not successful, we may not accomplish cost-effective acquisition of customers.
Further, our growth strategy relies on network effects: we rely in part on a growing audience of paying users to attract more content from contributors, thereby increasing our content selection and in turn attracting additional paying customers. For example, our global strategy relies on enabling easier global access in order to attract new contributions of local content, in turn attracting more paying customers who have preferences for local content.
If we are unable to grow our customer and contributor base, or retain our existing contributors and paying customers, or are unable to attract paying customers in a cost-effective manner, our financial performance, operating results and business may be adversely affected.
The industry in which we operate is highly competitive with low barriers to entry and if we do not compete effectively, our operating results could suffer.
The industry in which we operate is intensely competitive and rapidly evolving, with low barriers to entry. We compete with a wide and diverse array of companies, from significant media companies to individual content creators. Our current and potential domestic and international competitors range from large established companies to emerging start-ups across different industries, including online marketplace and traditional stock content suppliers of current and archival creative and editorial imagery, photography, stock video clips, and music; specialized visual content companies in specific geographic segments; providers of commercially licensable music; websites specializing in image search, recognition, discovery and consumption;

websites that host and store images, art and other related products; providers of free images, photography, music, stock video clips and related tools (including offerings by our partners); social networking and social media services; and commissioned photographers and photography agencies.
We believe that the principal competitive factors in the content industry include: quality, relevance and breadth of content; the ability to source new content; content licensing options and the degree to which users are protected from legal risk; the effective use of current and emerging technology; accessibility of content, distribution capability, and speed and ease of search and fulfillment; brand recognition and reputation; customer service; and the global nature of a company’s interfaces and marketing efforts, including local content, languages, currencies, and payment methods. If our competitors use their experience and resources to provide an offering that is more attractive to customers across these categories, or if our competitors innovate and provide products faster than we can, we may be unable to compete effectively and our business will be harmed.
Many of our competitors have or may obtain significantly greater financial, marketing or other resources or greater brand awareness than we have. Some of these competitors may be able to respond more quickly to new or expanding technology and devote more resources to product development, marketing or content acquisition than we can. Additionally, some of these competitors may acquire, invest in or partner with other competitors or leverage their own content-related competencies to enter our market. While we believe that there are obstacles to creating a meaningful network effect between customers and contributors, the barriers to creating a platform that allows for the licensing of digital content or provides workflow tools are low. If competitors offer higher royalties, easier submission workflows, or less rigorous vetting processes or incentivize contributors to distribute their content on an exclusive basis, contributors may choose to stop distributing new content with us or remove their existing content from our collection. Further, as technology advances or other market dynamics make creating, sourcing, archiving, indexing, reviewing, searching or delivering content easier or more affordable, our existing and potential competitors may also seek to develop new products, technologies or capabilities that could render many of the products, services and content types that we offer obsolete or less competitive. For any of these reasons, we may not be able to compete successfully against our current and future competitors.
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
Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, a video clip represents significantly more data as compared to a still image, and if the proportion of our business related to video clip licensing and our video clip library continues to grow, we will need to expand and enhance our technological capabilities to ingest, store and search video clips and audio content in ways that are similar to our management of images. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow website or application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to support and enhance the technology and infrastructure supporting our customer and contributor facing web properties and software platforms and to evolve our information processes and computer systems to more efficiently run our business and remain competitive. Our technology investments have increased, and may continue to increase, our operating costs and we may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be harmed.
Our growth also depends, in part, on our ability to identify and develop new products and services and enhance existing products and services. The process of developing new products and services and enhancing existing products and services and bringing products or enhancements to market in a timely manner is complex, costly and uncertain and we may not execute successfully on our vision or strategy because of challenges such as product planning and timing, technical hurdles, or a lack of resources. The success of our products depends on several factors, including our ability to:

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
Changes in internet search engine algorithms and dynamics could have a negative impact on traffic for our sites and ultimately, our business and results of operations.
We rely on organic traffic generated from search engines to attract users to our websites. This organic traffic is dependent in part upon the way in which links to and information from our web properties are featured on search engine result pages. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our web properties can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in organic search query results. Furthermore, our failure to successfully manage our search engine optimization could result in a substantial decrease in traffic to our web properties, as well as increased costs if we were to replace free traffic with paid traffic. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners, or if we fail to successfully manage our search engine optimization, our business and financial performance would be adversely affected.
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
Under our license agreements with our contributors, our contributors represent and warrant that they have the right to license content to us. Under our license agreements with our customers, we expressly represent and warrant that unaltered content downloaded and used in compliance with our license agreements and applicable law will not infringe any copyright, trademark or other intellectual property right, violate any third-party’s rights of privacy or publicity, violate any U.S. law, be defamatory or libelous, or be pornographic or obscene. We offer our customers indemnification at amounts ranging from $10,000 to $250,000, with exceptions for certain products for which our indemnification obligations are uncapped, for direct damages attributable to our breach of the express representations and warranties contained in our license agreements. However, our contractual maximum liability may not be enforceable in all jurisdictions. The aggregate amount of capped indemnification liability, or the amount of uncapped indemnification liability in individual instances, may be significant. Any customers who seek indemnification claims from us may also discontinue use of our products and services, which could harm our business.
We are also subject to many federal, state, and foreign laws and regulations related to rights of publicity, rights of privacy, content regulation and intellectual property and we rely on common-law frameworks in order to provide content to our customers. These laws, regulations and frameworks are constantly evolving and may be interpreted, applied, created, or amended in a manner that could seriously harm our business. However, these legal frameworks are subject to uncertain judicial interpretation and regulatory and legislative amendments. If the rules around these laws, regulations and doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our customers’ use of content, we and our customers could become subject to third-party claims and we could become subject to significant indemnification liability.
While we maintain insurance policies to cover potential intellectual property disputes and have not historically incurred any material financial liability as a result of these indemnification obligations individually or in the aggregate, we have incurred, and will expect to continue to incur, expenses related to such claims and related settlements, which may increase over time. If a third-party infringement claim or series of claims is brought against us in excess of our insurance coverage or for uninsured liabilities, our business could suffer. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against all losses.

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
Technological interruptions that impair access to our web properties or the efficiency of our marketplace could damage our reputation and brand and adversely affect our business and results of operations.
The satisfactory performance, reliability and availability of our web properties and our network infrastructure are critical to our reputation, our ability to attract and retain customers and contributors to our platform and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We have in the past experienced, and may in the future experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, programming errors, undetected bugs, design faults, data corruption, denial-of-service attacks, poor scalability or network overload from an overwhelming number of visitors trying to reach our websites at the same time. Even a disruption as brief as a few minutes could have a negative impact on our marketplace activities and could result in a loss of revenue.
Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. In addition, we have entered into service level agreements with some of our larger customers and strategic partners. Technological interruptions could result in a breach of such agreements and subject us to considerable penalties and could cause our customers to believe our service is unreliable, causing harm to our business, reputation and financial condition.
We rely on information technologies and systems to operate our business and maintain our competitiveness, and any failures in our technology infrastructure could harm our reputation and adversely affect our business.
We depend on the use of sophisticated information technologies and systems, including technology and systems used for our platform and apps, customer service, invoicing and billing, communications, fraud detection and administration. As our operations grow in size, scope and complexity, we will need to continuously improve and upgrade our systems and infrastructure to offer an increasing number of consumer-enhanced services, features and functionalities, while maintaining and improving the reliability, security and integrity of our systems and infrastructure.
Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve our platform’s performance, features and reliability. We may not be able to maintain our existing systems or replace our current systems or introduce new technologies and systems quickly or cost effectively. Failure to invest in and adapt to technological developments and industry trends may have a material adverse effect on our business, results of operations, financial condition and prospects.
We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers, and our reliance on these third-parties can be expected to increase as we expand our infrastructure in the future. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although our use of multiple production data centers enables us to provide rapid content delivery to our customers and are intended to mitigate the risks associated with supporting business continuity in the event of an emergency, a system disruption at an active data center or third-party hosting service provider could result in a noticeable disruption and performance degradation to our websites.
Further, our technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions, vulnerabilities and viruses, software errors, computer denial-of-service attacks and other events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. Our technology infrastructure may fail or be vulnerable to damage or interruption because of actions by third parties or employee error or malfeasance. We may not carry business interruption insurance sufficient to protect us from any and all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. Despite any precautions we may take, such problems could result in, among other consequences, a loss of customers, loss of confidence in the stability and reliability of our platform, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.
Unless we increase market awareness of our brand and our existing and new products and services, our revenue may not continue to grow.
We believe that the brand identity that we have developed has significantly contributed to the success of our products and services and that our ability to attract and retain new customers and contributors depends in large part on our ability to increase our brand awareness. We have and may continue to expend significant resources on advertising, marketing, and other brand-building efforts to preserve and enhance customer and contributor awareness of our brand, products and services. We also have incurred and expect to incur significant costs in developing and marketing new products to obtain user acceptance and we may not be successful in our efforts to increase awareness and market share of these products. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.
Our brand may be impaired by a number of factors, including the effectiveness of our marketing campaigns, disruptions in service due to technology, data privacy and security issues, and exploitation of our trademarks and other intellectual property by others without our permission. Maintaining and enhancing our brand will depend largely on our ability to be a leading platform for high-quality digital content, tools and services for creative professionals and to continue to provide a user experience that anticipates our customers’ needs. Additionally, our marketing campaigns or other efforts to increase our brand awareness may not succeed in bringing new visitors to our platform or converting such visitors to paying customers or contributors and may not be cost-effective. It is possible that, as our industry becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive and our efforts may not be successful.
We may not continue to grow our revenues at historical rates.
Our future profitability will depend in part on our continued ability to grow our revenues; however, we have seen a deceleration in our growth rate, which may continue, and we may not even be able to grow at all. In future periods, our revenue could grow more slowly than in recent periods or further decline for many reasons, including any increase in competition, reduction in demand for our products, inability to introduce new products or enhance our existing product offerings, pricing pressures, contraction of our overall market or our failure to capitalize on growth opportunities. In addition, while we plan to manage our growth in a cost-effective manner, we expect expenses to increase in the near term, particularly as we continue to make significant investments in our technology and operational infrastructure, continue to expand our operations globally and develop new products and features for, and enhancements of, our existing products. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition. Further, if our growth rate declines, investors’ perceptions of our business may be adversely affected, and the trading price of our common stock could decline.
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
Revenues derived from customers outside of the United States comprise a significant portion of our revenues and we seek to expand our international operations to attract customers and contributors in countries other than the United States as a critical element of our business strategy. For each of the years ended December 31, 2018, 2017 and 2016, approximately two-thirds of our revenue, respectively, was derived from customers located outside of the United States. While a significant portion of our customers reside outside of the United States, we have limited experience operating as a company outside the United States. We expect to continue to devote significant resources to international expansion through, for example, the possibility of establishing additional offices, hiring additional overseas personnel, entering into strategic arrangements with local partners, and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our collection and user experience for foreign markets. Our ability to expand our business and attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we fail to deploy, manage or oversee our international operations successfully, our business may suffer.
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

•
compliance with foreign laws and regulations, including with respect to disclosure requirements, privacy, consumer and data protection, marketing restrictions, human rights, rights of publicity, intellectual property, technology and content;

•	government regulation of e-commerce and other services and restrictive governmental actions on the distribution of content, such as censorship;

•
disturbances in a specific country’s or region’s political, economic or military conditions, including potential sanctions (e.g., civil, political and economic conditions in markets including but not limited to Russia, Ukraine and the Crimean peninsula);

•	lower levels of consumer spending in foreign countries or lack of adoption of the internet as a medium of commerce;

•	longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;

•	reduced protection for our or our contributors’ intellectual property rights in certain countries;

•	laws that grant rights that may conflict with our business operations;

•	enhanced difficulties of integrating any foreign acquisitions;

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
The potential effects of the U.K. voters’ decision to exit the European Union may negatively impact our operations.
On March 29, 2019, the United Kingdom (the “U.K.”) is scheduled to withdraw from the European Union (E.U.), commonly referred to as “Brexit,” pursuant to a July 2016 referendum in which Brexit was approved by U.K. voters. The terms of the withdrawal are subject to ongoing negotiation that has created significant uncertainty about the future relationship between the U.K. and the E.U. In particular, a November 2018 draft Withdrawal Agreement establishing Brexit terms negotiated by the U.K. and the E.U. was rejected by the U.K. Parliament on January 15, 2019. A withdrawal of the U.K. from the E.U. with no agreement or “hard Brexit,” would exacerbate this uncertainty and would likely have adverse effects on labor and trade and result in increased currency volatility.
In 2018, sales to customers in the United Kingdom accounted for approximately 8% of our total revenue and sales to customers in Europe, including the United Kingdom, accounted for approximately 33% of our total revenue. The impact of Brexit on the our business will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. It is possible that economic activity in the U.K. and the E.U. will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. Such changes could be costly and potentially disruptive to our operations and business relationships in these markets. In addition, Brexit could lead to economic uncertainty and instability, including significant volatility in global stock markets and currency exchange rates, that may adversely impact our business or that of our customers. Currency volatility could weaken the British pound, decreasing income from our U.K. operations translated to dollars as well as decreasing the profitability of our U.K. operations. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
We are subject to foreign exchange risk.
As of December 31, 2018, we had operations based in a number of territories outside of the United States and a significant portion of our business may be transacted in currencies other than the U.S. dollar, including the euro, the British pound, the Australian dollar and the Japanese yen. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro, British pound, Australian dollar, Japanese yen and other currencies against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances.
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
At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations and any future actions we may take with respect to hedging our foreign currency exchange risk may be unsuccessful.
We have experienced significant growth in recent periods and if we fail to effectively manage our growth, our business and operating results may suffer.
We have experienced significant growth and may continue to experience such growth. For example, our revenues increased from $494.3 million in 2016 to $557.1 million in 2017 and to $623.3 million in 2018. The pace of this growth has placed, and we expect that the pace of future growth will continue to place, significant demands on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. As our operations have grown in size, scope and complexity, we have made and expect to continue to make significant expenditures and allocate valuable management resources to improve and upgrade our technology, customer service, sales and marketing infrastructure and product offerings, including new product offerings, and to continue developing or acquiring new and relevant content and product offerings. Growth may also strain our ability to maintain reliable operation of our platform, enhance our operational, financial and management controls and reporting systems and recruit, train and retain highly skilled personnel. If we fail to effectively allocate our limited resources within our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition may suffer.
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
Historically, our operations have been focused on our marketplace for content. Further expansion of our operations and our marketplace into additional content categories, such as Shutterstock Editorial or into new products and services, such as Shutterstock Custom, a provider of custom visual content we acquired in July 2017, or our workflow tools, such as Shutterstock Editor and Shutterstock Editor Pro, involves numerous risks and challenges, including increased capital requirements, increased marketing spend to gain brand awareness of these new operations, potential new competitors, and the need to develop new contributor and strategic relationships. Growth into additional content, product and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such content, products and services to offset the costs of developing, acquiring, managing and monetizing such content, products and services and our business may be adversely affected.
Government regulation of the internet, both in the United States and abroad, is evolving and unfavorable changes could have a negative impact on our business.
The adoption, modification or interpretation of laws or regulations relating to the internet, e-commerce or other areas of our business could adversely affect how we conduct our business or the overall popularity and growth of internet use. Such laws and regulations may cover a vast array of activities. For example, automatic contract or subscription renewal, credit card fraud and processing, sales, advertising, taxation, tariffs, data privacy, management and storage, cybersecurity, pricing, content, copyrights, distribution, electronic contracts, consumer protection, outsourcing, broadband residential internet access, internet neutrality and the characteristics and quality of products or services, and intellectual property ownership and infringement are all subject to jurisdictional laws and regulations. In certain countries, including European jurisdictions in particular, certain of these laws may be more restrictive than in the United States. It is not clear how some existing laws governing issues such as property ownership, sales and other taxes, data privacy and security apply to the internet and e-commerce as many of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce.
Those laws that relate to the internet are at various stages of development and are subject to amendment, interpretation or repeal by the courts and agencies, and thus, the scope and reach of their applicability can be uncertain. For example, in 2010, California’s Automatic Renewal Law went into effect, requiring companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. Several other states have adopted, or are considering the adoption of, consumer protection policies or legal precedents that purport to void or substantially limit the automatic renewal provisions of consumer contracts or free or discounted trial incentives, as well. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in litigation, damage to our reputation, lost business and proceedings or actions against us by governmental entities or others, which could impact our operating results.

By way of additional example, effective June 2018, net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of internet traffic were repealed by the Federal Communications Commission. Users who access our platform through devices such as smart phones, laptops, and tablet computers must have a high-speed Internet connection, such as Wi-Fi, 3G, or 4G, to use our services. Currently, this access is provided by telecommunications companies and Internet access service providers that have significant and increasing market power in the broadband and Internet access marketplace. The repeal of net neutrality allows telecommunications companies and internet service providers to take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that Internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us or their customers for availability of our services through these tiers, our business could be negatively impacted.
Compliance with new regulations or legislation or new interpretations of existing regulations or legislation could cause us to incur additional expenses, make it more difficult to renew subscriptions automatically, require us to display specific disclaimers, require us to obtain consent from users for certain activities, make it more difficult to attract new customers, require us to implement costly security or other measures before users can utilize our services, or otherwise require us to alter our business model, or cause us to divert resources and funds to address government or private investigatory or adversarial proceedings. Further, the law related to the liability of providers of online services for activities of their users is currently unsettled both within the United States and abroad. Claims may also be threatened against us for aiding and abetting, defamation, negligence, copyright or trademark infringement, or other reasons based on the nature and content of information that we collect or use, or to or from which we provide links or that may be posted online. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.
We collect, store, process and use personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.
We currently provide content licensing to customers in more than 150 countries and license content from contributors located in over 100 countries. In connection with providing content licensing, we collect, store, process and use our customers’ and contributors’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. We also collect, store, process and use our employees’ personally identifiable information and other data in connection with their employment. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. There have been a number of recent reported incidents where third-party service providers or partners have used software to access the personal data of their customers’ or partners’ customers for marketing and other purposes. While our privacy policies prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third-party service providers or partners were to experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without authorization, our brand and reputation could be adversely affected, use of our products could decrease, we could experience business interruption and we could be exposed to a risk of loss, litigation and regulatory proceedings. Depending on the nature of the information compromised in a cybersecurity incident, data breach or disruption or unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, we may also have obligations to notify customers, contributors, employees or governmental bodies about the incident and we may need to provide some form of remedy and compensation for the individuals affected. Complying with these obligations could cause us to incur substantial costs, including compliance, crisis management and remediation costs, and receive negative publicity. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access or failure of systems.
Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying both within the United States and globally. The personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and some laws may be in conflict with one another. This may significantly increase our cost of doing business, particularly as we expand our localization efforts. For example, GDPR, which came into effect in the E.U. in May 2018 and superseded prior E.U. data protection legislation, imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Further, the United Kingdom has initiated the formal process to leave the E.U., creating uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated and whether or not the United Kingdom will receive an adequacy decision from the European Commission permitting cross-border data transfer prior to leaving the E.U. Additionally, although we are making use of the E.U. Standard Contractual Clauses with regard to the transfer of certain personal data to countries outside the European Economic Area (the “EEA”), some regulatory uncertainty remains surrounding the future of data transfers from the EEA to the United States. We also rely on the E.U.-U.S. and Swiss-U.S. Privacy Shield frameworks, respectively, that provide a mechanism for companies to legally transfer personal data from the E.U. and Switzerland to the U.S. However, these frameworks as well as other personal data transfer mechanisms face a number of legal challenges, both by regulators and private parties. Several other foreign jurisdictions, such as Brazil, where a new General Data Privacy Law that imposes detailed rules for the collection, use, processing and storage of personal data in Brazil was signed into law in August 2018, and India, where in July 2018 a committee formed by the Indian government issued a report and draft data protection bill that has been submitted for consideration to the Ministry of Electronics and Information Technology, have adopted or are considering adopting new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. However, legislators have stated that they intend to propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The scope and interpretation of data privacy and cybersecurity regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely in the near future within the U.S. at both state and federal levels. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.
Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only within that country. Russia adopted such a law in 2014, and, in 2018, India introduced a bill requiring local storage of all personal data of Indian data principals. Such data localization requirements may have cost implications for us, impact our ability to utilize the efficiencies and value of our global network, and could affect our strategy. Further, if other countries in which we have customers were to adopt data localization laws, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of ongoing compliance, could harm our financial condition.
Cybersecurity breaches and improper access to or disclosure of data or confidential information we maintain, or hacking or phishing attacks on our systems, could expose us to liability, protracted and costly litigation and damage our reputation.
As a global technology business, we and our third-party service providers collect and maintain confidential information and personal data about our employees, customers, contributors and other third parties, in connection with marketplace-related processes on our websites and, in particular, in connection with processing and remitting payments to and from our customers and contributors, and we are therefore exposed to security and fraud-related risks, which are likely to become more challenging as we expand our operations. We also rely heavily on our networks, and on the networks of third-party service providers for the secure storage, processing, storage and transmission of confidential and other information and generally to conduct our business. Although we maintain security features on our websites and utilize encryption and authentication technology, our cybersecurity measures may not detect or prevent all attempts, whether intentional or unintentional, to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, ransomware, other social engineering attacks, cybersecurity breaches or other attacks and disruptions that may jeopardize our networks and the security of information stored in and transmitted by our networks and websites.

We use third-party service providers, including payment processors and co-location and cloud service vendors for our data centers and application hosting, to operate our business, and their security measures may not prevent cybersecurity incidents and other disruptions that may jeopardize their networks and the security of information stored in and transmitted by their networks. Some of the software and services that we use to operate our business, including our internal e-mail, payment processor and customer relationship management software, are also hosted by third parties. It is possible that our security measures or the security measures of our third-party service providers might be breached due to employee error, inadequate use of cybersecurity controls by customers, contributors or employees, malfeasance, system errors or vulnerabilities, or otherwise. Any such breach or unauthorized access could result in the loss of control of confidential information, disruption to our business operations and significant legal and financial exposure, as well as damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. In addition, a significant cybersecurity breach or cyber-attack could result in payment networks prohibiting us from processing transactions on their networks.
Although cybersecurity and the continued development and enhancement of the processes, practices and controls that are designed to protect our systems, computers, software, data and networks from attack, damage, disruption or unauthorized access are a high priority for us, because the techniques used to attack, damage, disrupt or obtain unauthorized access are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, our efforts may not be enough to anticipate or prevent a party from circumventing our security measures, or the security measures of our third-party service providers, and accessing and misusing the confidential information of our employees, customers and contributors. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. We may also be required to expend significant capital and other resources to protect against such cybersecurity incidents to alleviate problems caused by such incidents. While we continually work to safeguard our internal network systems and validate the security of our third-party providers, to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or cybersecurity breaches. Any actual or perceived breach or the perceived threat of a breach, could cause our customers, contributors and other third parties to cease doing business with us, or subject us to lawsuits, regulatory fines, criminal penalties, statutory damages, and other costs, including for provision of breach notices and credit monitoring to our customers, and other action or liability, and could lead to business interruption, any of which could harm our reputation, business, financial condition and results of operations.
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
Our operations may expose us to greater than anticipated income, non-income and transactional tax liabilities, which could harm our financial condition and results of operations.
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
In addition, tax law and regulatory changes in the U.S., E.U. and other jurisdictions, including tax law and regulatory changes that may be impacted as a result of tax policy recommendations from organizations such as the Organization for Economic Co-operation and Development (“OECD”) have and may continue to have an impact on our financial condition and results of operations.

Specifically, the enactment of the TCJA had a significant impact on our financial statements for 2017 and 2018, and we believe may potentially have a significant impact on our financial condition and results of operations in future years. Certain provisions of the TCJA are likely to undergo revisions or by their terms are set to expire on certain specified future dates, unless such provisions are further modified in subsequent legislation. There continues to be unresolved questions regarding how certain provisions of the TCJA are to be interpreted and implemented. Potential regulatory and/or legislative action to address questions that have arisen or may arise because of the TCJA as well as any potential changes in accounting standards for income taxes or related interpretations in response to the TCJA could cause uncertainty with respect to the ultimate impact of the TCJA on our tax provisions.
In response to the TCJA, several sovereign foreign jurisdictions, as well as administrative bodies such as the E.U. and the OECD, have expressed reservations and raised concerns about certain of the provisions of the TCJA, and it is possible that formal challenges or reactionary regulatory legislation may be instituted by one or more of such foreign authorities that could ultimately adversely affect us and/or negate or minimize some or all of the favorable impacts that we have or may derive from the TCJA.
There is also heightened scrutiny by fiscal authorities in virtually every sovereign foreign jurisdiction on the potential taxation of e-commerce businesses. The OECD has issued guidelines, referred to as the Base Erosion and Profit Shifting project, or BEPS, to its member-nations aimed at encouraging broad-based legislative initiatives intended to prevent perceived base erosion transactions and income shifting in a tax-advantaged manner. Further, for the past several years, the OECD has also had a specific focus on the taxation implications of e-commerce business and is expected to issue final report on jurisdictional taxation of e-commerce business in the next several years. Any effort to implement any expanded policies to tax e-commerce businesses, whether driven by the OECD’s final report and recommendation, or any efforts by foreign jurisdictions in advance of the OECD’s final report, may be uncoordinated and result in greater or even double taxation that companies may not have sufficient means to remedy. Efforts to alleviate this increased tax burden may increase the cost of structuring and compliance as well as the cost of doing business internationally.  Any changes to the taxation of our international activities may increase our worldwide effective tax rate and adversely impact our financial position and results of operations.
Further, the prospective taxation by multiple jurisdictions of e-commerce businesses could subject us to exposure to withholding, sales and/or other transaction taxes on our past and future transactions in such jurisdictions where we currently or in the future may be required to report taxable transactions. A successful assertion by any jurisdiction that we failed to pay such withholding, sales or other transaction taxes, or the imposition of new laws requiring the registration for, collection of, and payment of such taxes, could result in substantial tax liabilities related to past and future sales, create increased administrative burdens and costs, discourage customers from purchasing digital content from us, or otherwise substantially harm our business and results of operations. We are currently subject to and in the future may become subject to additional compliance requirements for certain of these taxes. Where appropriate, we have made accruals for these taxes, which are reflected in our consolidated financial statements.  Changes in the estimates or assumptions underlying these accruals could have an adverse impact on our financial condition in the future.
Lastly, in June 2018, the Supreme Court of the United States (the “Supreme Court”) issued its decision in the matter of South Dakota v. Wayfair, Inc. This decision effectively reversed the 25-year-old “physical presence doctrine” previously established by the Supreme Court in Quill Corp. v. North Dakota, which required a minimum level of physical presence within a state before the state could impose an obligation to register and remit sales tax on revenue derived within that state. Since the decision, a number of states have enacted sales tax enabling legislation which has had the effect of significantly expanding the liability of e-commerce companies to register, collect and remit state sales taxes from customers. We are in the process of registering for, and collecting sales tax in a number of states. We are in the process of determining how and when our collection practices will need to change in the relevant states and have already registered for and are collecting sales tax in several states. We are also evaluating the impact, if any, of the imposition of sales tax on customer demand for our products, or our realized revenue. However, we anticipate that this decision will significantly increase the costs associated with the collection and compliance burden on us.
Failure to protect our intellectual property could substantially harm our business and operating results.
We regard our patents, trade secrets, trademarks, copyrights and our other intellectual property rights as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and non-disclosure agreements and other contractual restrictions to protect our proprietary rights. We have registered or applied to register “Shutterstock”, “Offset”, “Bigstock”, “PremiumBeat,” “Rex Features” and “Shutterstock Editor” and associated logos and other marks as trademarks in the United States and other jurisdictions and we are the registered owner of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com and rexfeatures.com internet domain names and various other related domain names. Effective intellectual property protection for our trademarks and domain names may not be available or practical in every country in which we operate or intend to operate.

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
Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software. Such “open source” software may be subject to third-party licenses that impose restrictions on our software and services. Examples of “open source” licenses include the GNU General Public License and GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the way these licenses may be interpreted and enforced is therefore subject to some uncertainty. If portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business. If an author or other third-party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.
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
Our revenue and operating results could vary significantly from quarter to quarter and year to year due to a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to retain our current customers and to attract new customers and contributors;

•	our ability to provide new and relevant content to our customers;

•	our ability to effectively manage our growth;

•	the effects of increased competition on our business;

•	our ability to keep pace with changes in technology or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation and brand;

•	costs associated with defending any litigation or other claims, including those related to our indemnification of our customers;

•	our ability to pursue, and the timing of, entry into new geographies or markets and, if pursued, our management of such expansion;

•	the impact of general economic conditions on our revenue and expenses;

•	changes in government regulation affecting our business; and

•	costs related to potential acquisitions of technology or businesses.
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
We have acquired, invested in and entered into strategic relationships with companies, and we may acquire, invest in or enter into strategic relationships with additional companies to complement our existing business and the breadth of our offerings. These transactions are inherently risky and expose us to risks which include:

•	disruption of our ongoing business, including diverting management’s attention from existing businesses and operations;

•	risks inherent in launching or acquiring new products or extending our existing platform, where we have limited or no experience;

•	difficulties integrating acquired technology and assets, including content collections, into our systems and offerings;

•	risks associated with any acquired liabilities;

•	difficulties integrating personnel;

•	information security vulnerabilities;

•	difficulties integrating accounting, financial reporting, management, infrastructure and information security, human resources and other administrative and operational systems;

•	potential impairment resulting from the recording of goodwill and intangible assets that are subject to impairment testing;

•	the potential damage to employee, customer, contributor and other supplier relationships; and

•	other unknown liabilities.
Future acquisitions or investments could also result in potential dilutive issuances of equity securities, use of significant cash balances or the incurrence of debt, any of which could adversely affect our stock price, financial condition and results of operations. Further, our acquisitions or investments could result in significant impairments related to goodwill and amortization expenses related to other intangible assets and exposure to undisclosed or potential liabilities of the acquired companies. To the extent that the goodwill arising from the acquisitions carried on the financial statements does not pass a goodwill impairment test, excess goodwill will be impaired and will reduce future earnings.
We cannot make assurances that our investments will be successful. If we fail to effectively integrate the companies we acquire, invest in or enter into strategic relationships with, we may not realize the benefits expected from the transaction and our business may be harmed.
An adverse change in the projected cash flows from our business units or the business climate in which they operate, could require us to record a goodwill impairment charge, which could have an adverse impact on our operating results.
We test our goodwill for impairment annually as of October 1st, or more frequently if and when events or changes in circumstances indicate that an impairment may exist, such as a decline in stock price and market capitalization. In evaluating the potential for impairment of goodwill or intangible assets, we make assumptions regarding the amount and timing of future cash flows, discount rates, growth rates and terminal values. These assumptions take into consideration business trends, market and economic conditions and historical experience, and with respect to future cash flows, are dependent on our ability to execute on our strategy. Certain of these assumptions, particularly the discount rate, are also based on market conditions that are outside of our control. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and intangible assets.
Although we believe that we use reasonable methodologies for developing assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. Any significant adverse change regarding the amount and timing of future cash flows, terminal value growth rates and discount rates used in valuing our reporting units could require us to record an impairment charge, which could have an adverse effect on our operating results.

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
Our continued and future success is also dependent, in part, on our ability to identify, attract, retain and motivate highly skilled technical, managerial, product development, marketing, content operations and customer service personnel and to preserve the key aspects of our corporate culture. Competition for qualified personnel is intense in our industry and we may be unsuccessful in offering competitive compensation packages to attract and retain personnel. Further, we believe that a critical contributor to our success and to our recruiting efforts has been our corporate culture, which we believe fosters innovation, creativity, and teamwork. As we continue to pursue growth and expansion of our operations globally, we may not be able to maintain our corporate culture, which could impact our ability to attract and retain personnel. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. Changes to immigration policies in the U.S. and other key jurisdictions that restrain the flow of technical and professional talent may inhibit our ability to adequately recruit and retain key employees. The failure to successfully recruit and hire key personnel or the loss of any key personnel could have a significant impact on our operations and growth.
We may be exposed to risks related to our use of independent contractors.
We rely on independent third parties to provide certain services for our Company. The state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and is subject to change based on court decisions and regulation. For example, on April 30, 2018, the California Supreme Court adopted a new standard for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders in its decision in the Dynamex Operations West, Inc. v. Superior Court case. The Dynamex decision alters the analysis of whether an individual, who is classified by a hiring entity as an independent contractor in California, has been properly classified as an independent contractor. Under the new test, an individual is considered an employee under the California Wage Orders unless the hiring entity establishes three criteria: (i) the worker is free from the control and direction of the hirer in connection with the performance of the work, both under the contract for the performance of such work and in fact; (ii) the worker performs work that is outside the usual course of the hiring entity’s business; and (iii) the worker is customarily engaged in an independently established trade, occupation, or business of the same nature as the work performed for the hiring entity.
From time to time, we may be involved in lawsuits and claims that assert that certain independent contractors should be classified as our employees. Adverse determinations regarding the status of any of our independent contractors could, among other things, entitle such individuals to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, and could result in the Company being liable for employment and withholding tax and benefits for such individuals. Any such adverse determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could adversely affect our business, financial condition and results of operations.
The impact of worldwide economic and political conditions, including effects on advertising and marketing budgets, may adversely affect our business and operating results.
Global economic and political conditions can affect the business of our customers and the markets they serve. Numerous external forces beyond our control, including generally weak or uncertain economic conditions, negative or uncertain political climates, changes in government and election results in the United States and other jurisdictions in which we operate, could adversely affect our financial condition. Particularly, our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy stagnates, companies may reduce their spending on advertising and marketing, and thus the use of our platform. This could have a serious adverse impact on our business. To the extent that overall economic conditions reduce spending on advertising and marketing activities, our ability to retain current and obtain new customers could be hindered, which could reduce our revenue and negatively impact our business. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.

The non-payment or late payments of amounts due to us from certain customers may negatively impact our financial condition.
Our revenue generated through sales to enterprise customers has grown in recent years and represented approximately 41% of our total revenue for the year ended December 31, 2018, as compared to approximately 37% of our total revenue for the year ended December 31, 2017. A portion of these customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. We evaluate the credit-worthiness of new customers and perform ongoing financial condition evaluations of our existing customers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2018, our allowance for doubtful accounts was $4.7 million. If the volume of sales to enterprise customers continues to grow, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms.
We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our financial condition and results of operations.
We accept payments using a variety of methods, including credit cards and debit cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies became unwilling or unable to provide these services to us, including if they were to suffer a cyberattack or security incident. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain cardholders’ signatures. We do not currently carry insurance against this risk. Although we have historically experienced minimal impact to our financial statements from credit card fraud, we may experience expense as a result of our failure to adequately control fraudulent credit.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business needs, opportunities and challenges, including the need to develop new features or functions of our platform, improve our operating infrastructure or acquire complementary businesses, personnel and technologies, or develop and carry out a response to unforeseen circumstances. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances could be adversely affected, and our business may be harmed.
Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be volatile.
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since shares of our common stock were sold in our initial public offering in 2012 at a price of $17.00 per share, the reported high and low sales prices per share of our common stock have ranged from $21.00 to $103.01 through February 22, 2019. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price at which they purchased such shares.
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

Jonathan Oringer, our founder, chairman and chief executive officer, owns and controls approximately 46.1% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
As of February 22, 2019, Jonathan Oringer, our founder, chairman and chief executive officer, and our largest stockholder, owned approximately 46.1% of our outstanding shares of common stock. This concentration of ownership may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Mr. Oringer, regardless of the impact of such transaction on our other stockholders. Additionally, Mr. Oringer has the ability to control management and major strategic investments as a result of his position as chief executive officer.
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
Pursuant to our share repurchase program which was publicly announced in November 2015, we were authorized to repurchase up to $100 million of our outstanding common stock. In February 2017, our Board authorized us to repurchase up to an additional $100 million of our outstanding common stock. We had approximately $100 million of remaining authorization for purchases under the share repurchase program as of December 31, 2018 and February 22, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Our board has the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Additionally, repurchases under our share repurchase program have diminished and would continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value, as the market price of our common stock may nevertheless decline.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our common stock is likely to be influenced by the reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
As of February 22, 2019, we had 35,081,109 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
As of February 22, 2019, the holders of approximately 16 million shares of common stock were entitled to rights with respect to registration of these shares under the Securities Act pursuant to a registration rights agreement. We filed a registration statement on Form S-8 under the Securities Act covering shares of common stock issuable pursuant to options and shares reserved for future issuance under our 2012 Omnibus Equity Incentive Plan and our 2012 Employee Stock Purchase Plan. Shares issued pursuant to such options and plans can be freely sold in the public market upon issuance and vesting, subject to the terms of the award agreements delivered under such plans, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.

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
Although we had not declared or paid any cash dividends on our common stock since our initial public offering, on August 1, 2018, the Board of Directors declared a special cash dividend of $3.00 per share (the “Special Dividend”), or approximately $104.9 million in the aggregate, which we paid to our stockholders of record as of the close of business on August 15, 2018.
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
We have incurred and expect to continue to incur significant legal, tax, insurance, accounting and other expenses as a result of conducting our operations as a public comp any. For example, we have continued to upgrade our financial and business processing applications to accommodate the increased volume of products and transactions resulting from our growth to date. If we experience delays or difficulties in implementing these systems, or if we otherwise do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, or satisfy customer requirements, among other things.
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
Also, the TCJA amended Section 162(m) of the U.S. federal income tax code (“Section 162(m)”), which provides that public companies are not entitled to a tax deduction for individual compensation over $1 million that is paid to certain executive officers. Prior to the amendment under the TCJA, Section 162(m) provided an exception to the deductibility limitations for “performance-based compensation” that met certain requirements. As amended, beginning in 2018, except for certain grandfathered arrangements in place prior to November 2, 2017 under the amendment’s transition rules, Section 162(m) no longer includes an exception to the limitations for “performance-based compensation” and expands the group of executive officers covered by the limitation. There are certain unresolved questions regarding how the grandfathering rules are to be implemented which may impact whether certain cash and equity-based compensation awards granted to our executive officers prior to November 2, 2017 that were intended to be exempt from the Section 162(m) deduction limitations continue to be exempt under these grandfathering rules. In addition, current and future compensation we provide to our executive officers that is not otherwise covered by the grandfathering rules, will be subject to the deduction limitation rules of Section 162(m) in 2018 and going forward.
These and other increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.
We have identified a material weakness in our internal controls over financial reporting that could result in material misstatements as well as negatively impact the reliability of our financial statements. If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our stockholders could lose confidence in our financial reporting, which would harm our reputation, our business and the trading price of our common stock.
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
During its evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2018, management identified a material weakness in internal control over financial reporting related to the accuracy, cut-off and completeness of sales transactions related to certain enterprise license arrangements. Specifically, as our business strategy related to enterprise license arrangements changed during 2018, we did not design and maintain effective controls to assess the risks of misstatement, and therefore the appropriateness of revenue recognition, associated with product offerings outside of our standard product catalog. The control deficiencies resulted in immaterial errors in recorded revenue, accounts receivable, deferred revenue and related disclosures for the years ended December 31, 2018 and 2017 and the interim periods ended June 30, 2018 and September 30, 2018, and did not result in a material misstatement of our interim or annual consolidated financial statements or disclosures for any historical periods. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.
In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions to remediate the material weakness in internal control over financial reporting. These actions include: (1) the creation of a project team to identify the population of enterprise product offerings outside of our standard product catalog; and (2) the development and implementation of an enhanced process, focused on the accuracy, cut-off and completeness of the remaining enterprise product offerings.
The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. Furthermore, there can be no assurance that remediation will be completed in a timely manner or that the remedial measures will prevent other control deficiencies or material weaknesses. We may identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate this material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and otherwise to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year will be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may result in material misstatements as well as negatively impact the reliability of our financial statements, our reputation, our business and the trading price of our common stock.
Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support, technology services and customer service under operating lease agreements that expire on various dates during the period from 2019 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased with cash.
We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms to meet our future needs.
For additional information regarding obligations under operating leases, see Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 3.    Legal Proceedings.
Although we are not currently a party to any material active litigation, from time to time, third parties assert claims against us regarding intellectual property rights, employment matters, privacy issues and other matters arising during the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Stockholders
As of February 22, 2019, there were 3 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the three months ended December 31, 2018.
Dividend Policy
On August 1, 2018, the Company’s Board of Directors declared a Special Dividend of $3.00 per share, which was paid on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The aggregate payment made in connection with the Special Dividend was $104.9 million.
Except for the Special Dividend, since our initial public offering, we have not paid a cash dividend on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors, based upon on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
None.
Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 6.    Selected Financial Data.
We have derived the Consolidated Statements of Operations data for the years ended December 31, 2018, 2017 and 2016 and the Consolidated Balance Sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this filing. We have derived the Consolidated Statements of Operations data for the years ended December 31, 2015 and 2014 and the Consolidated Balance Sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue (1)	$623,250	$557,111	$494,317	$425,149	$327,971
Operating expenses:(2)
Cost of revenue	267,671	233,102	203,129	174,526	130,022
Sales and marketing	166,448	146,464	126,626	106,636	82,125
Product development	58,897	52,486	47,789	41,322	38,301
General and administrative	97,782	98,710	70,987	61,647	38,487
Total operating expenses	590,798	530,762	448,531	384,131	288,935
Income from operations	32,452	26,349	45,786	41,018	39,036
Gain on sale of Webdam	38,613	—	—	—	—
Other (expense) / income, net(3)	(4,952)	3,732	(1,289)	(6,746)	(859)
Income before income taxes	66,113	30,081	44,497	34,272	38,177
Provision for income taxes(4)	11,426	13,354	11,869	14,720	16,088
Net income	$54,687	$16,727	$32,628	$19,552	$22,089

Net income per common share (basic)	$1.57	$0.48	$0.93	$0.54	$0.63
Net income per common share (diluted)	$1.54	$0.47	$0.91	$0.54	$0.62
Weighted-average common shares outstanding (basic)	34,935	34,627	35,114	35,880	35,235
Weighted-average common shares outstanding (diluted)	35,420	35,291	35,861	36,319	35,913
_______________________________________________________________________________

(1)	Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

(2)
Includes non-cash equity-based compensation of $23.9 million, $25.0 million, $28.1 million, $28.9 million, and $23.8 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(3)
Includes non-operating changes in fair value of contingent consideration related to the Webdam (2015 and 2014) and PremiumBeat (2016 and 2015) acquisitions; impairment of a long-term investment asset (2018); transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries’ functional currencies; and interest income and expense, which is not material in any period presented.

(4)
Included in the 2017 provision for income taxes were provisional amounts for the specific tax effects of the TCJA, as it related to changes to existing United States tax law which included numerous provisions that affect businesses. These provisional amounts represented the Company’s reasonable estimates at that time. The Company has now completed its analysis of certain income tax effects of the TCJA and has not made any significant adjustments to estimates previously recorded.

	As of December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$230,852	$253,428	$224,190	$241,304	$233,453
Short term investments (1)	—	—	54,972	47,078	54,844
Working capital	83,418	94,727	136,341	167,775	197,813
Property and equipment, net	76,188	85,698	56,101	32,094	26,744
Total assets	531,488	577,776	501,778	469,121	383,777
Deferred revenue	139,604	157,803	122,235	98,239	75,789
Total liabilities	244,821	263,191	215,082	180,556	132,344
Total stockholders’ equity	$286,667	$314,585	$286,696	$288,565	$251,433
___________________________________________________________________________________________________________________________________

(1)	During the year ended December 31, 2017, we liquidated our short-term investments, which consisted primarily of short-term commercial paper.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Non-GAAP Financial Measures(1) (in thousands):
Adjusted EBITDA	$105,114	$88,049	$95,463	$84,719	$71,088
Adjusted net income	$55,663	$40,843	$55,235	$44,181	$38,516
Free cash flow(2)	$63,474	$50,014	$52,719	$70,032	$77,325
Revenue growth on a constant currency basis	10.7%	12.6%	17.6%	35.9%	NM
Key Operating Metrics (in millions, except revenue per download):
Paid downloads(3)	179.6	172.0	167.9	147.2	125.9
Revenue per download(4)	$3.40	$3.13	$2.88	$2.84	$2.58
Content in our collection (end of period)(5):
Images	241.7	170.1	116.2	71.4	46.8
Video clips	13.1	9.1	6.2	3.7	2.3
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

(2)
On January 1, 2017, we adopted Accounting Standard Update 2016-09 (“ASU 2016-09”) which changed the way we report the excess tax benefit related to the exercise and vesting of equity-based compensation awards in the statement of cash flows. As a result of this adoption, we have reclassified amounts that were reported prior to adoption. As a result of this reclassification, the amounts of free cash flow reported is decreased by $0.4 million and increased by $1.7 million and $13.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, from amounts previously reported.

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

(5)
Represents images (photographs, vectors and illustrations) and video clips available on shutterstock.com at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available to our customers through an application program interface, custom content and certain content that may be licensed for editorial use only. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Content in our Collection” for more information as to how we define and calculate images and video clips in our collection.

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
Management believes that adjusted EBITDA, adjusted net income and revenue growth on a constant currency basis are useful to investors because these measures enable investors to analyze Shutterstock’s operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA and adjusted net income provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to Shutterstock’s underlying operating performance and, with respect to revenue growth on a constant currency basis, provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s business. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing Shutterstock’s financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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
Adjusted EBITDA
We define adjusted EBITDA as net income adjusted for foreign currency transaction gains and losses, expenses related to long-term incentives and contingent consideration related to acquisitions, interest income and expense, income taxes, depreciation, amortization, disposals of property and equipment, charges related to the impairment of a long-term investment asset, non-cash equity-based compensation and gain on Sale of Webdam.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Net income	$54,687	$16,727	$32,628	$19,552	$22,089
Non-GAAP adjustments:
Depreciation and amortization	45,652	35,490	19,946	14,841	7,917
Disposals of property and equipment	—	—	—	—	367
Non-cash equity-based compensation	23,869	24,958	28,080	28,860	23,768
Other adjustments, net(1)	8,093	(2,480)	2,940	6,746	859
Provision for income taxes	11,426	13,354	11,869	14,720	16,088
Gain on Sale of Webdam	(38,613)	—	—	—	—
Adjusted EBITDA	$105,114	$88,049	$95,463	$84,719	$71,088
_______________________________________________________________________________

(1)
Included in other adjustments, net is foreign currency transaction gains and losses, the impairment of a long-term investment asset, expenses related to long-term incentives and contingent consideration related to acquisitions, and interest income and expense.

Adjusted Net Income
We define adjusted net income as net income excluding the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, expenses related to long-term incentives and contingent consideration related to acquisitions, the gain on Sale of Webdam, the impairment of a long-term investment asset, the estimated tax impact of such adjustments, and a one-time tax expense due to the TCJA.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Net income	$54,687	$16,727	$32,628	$19,552	$22,089
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	23,869	24,958	28,080	28,860	23,768
Tax effect of non-cash equity-based compensation	(5,434)	(9,175)	(10,048)	(10,148)	(7,808)
Acquisition-related amortization expense	3,841	4,801	4,309	4,504	551
Tax effect of acquisition-related amortization expense	(874)	(1,766)	(1,584)	(1,640)	(204)
Acquisition-related long-term incentives and contingent consideration(1)	3,141	1,252	2,925	4,770	200
Tax effect of acquisition-related long-term incentives and contingent consideration	(832)	(460)	(1,075)	(1,717)	(80)
Gain on Sale of Webdam	(38,613)	—	—	—	—
Tax effect of gain on Sale of Webdam	10,996	—	—	—	—
Impairment of long-term investment asset	5,881	—	—	—	—
Tax effect of impairment of long-term investment asset	(999)	—	—	—	—
One-time effect of the Tax Cuts and Jobs Act on the provision for income taxes(2)	—	4,507	—	—	—
Adjusted net income	$55,663	$40,844	$55,235	$44,181	$38,516

(1)	Represents expenses related to long-term incentives and contingent consideration related to the Webdam, PremiumBeat and Flashstock acquisitions.

(2)
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

	Year Ended December 31,
	2018	2017	2016	2015	2014

Reported revenue (in thousands)	$623,250	$557,111	$494,317	$425,149	$327,971
Revenue growth	11.9%	12.7%	16.3%	29.6%	NM
Revenue growth on a constant currency basis	10.7%	12.6%	17.6%	35.9%	NM

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition. The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(in thousands)
Net cash provided by operating activities	$102,202	$108,037	$100,723	$87,016	$95,996
Capital expenditures	(34,890)	(55,062)	(39,959)	(14,003)	(17,950)
Content acquisitions	(3,838)	(2,961)	(8,045)	(2,981)	(721)
Free Cash Flow	$63,474	$50,014	$52,719	$70,032	$77,325

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosure in Item 1A above for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
Overview and Recent Developments
Shutterstock is a global technology company offering a creative platform, which provides high-quality digital content, tools and services to creative professionals. The digital content licensed by our customers include: (a) imagery, consisting of licensed photographs, vectors, illustrations and video clips which is used in visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) music, consisting of high-quality music tracks and sound effects, which is often used to complement digital imagery. We also offered digital asset management services through Webdam, our cloud-based digital asset management service, which we sold in February 2018.
Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. For customers seeking specialized content that goes beyond our library of stock content, our platform also connects customers with contributors who can produce custom branded content. Approximately 1.9 million active, paying customers contributed to our revenue in 2018. As of December 31, 2018, more than 650,000 approved contributors made their images, video clips and music tracks available in our collection, which has grown to more than 240 million images and more than 13 million video clips as of December 31, 2018. This makes our collection of content one of the largest of its kind, and we delivered more than 175 million paid downloads to our customers across all of our brands during the year ended December 31, 2018. In addition, in January 2018, we celebrated over 1 billion content licenses sold since we were founded in 2003. We believe that we delivered the highest volume of commercial image downloads of any single brand in our industry in 2018.
During 2018, in addition to the increase in content provided by our contributors, we also added to our robust product offering through the following product launches and exclusive partnerships:

•
In January 2018, we invested $15 million in ZCool Network Technology Limited (“ZCool”) to further expand our presence in fast growing markets. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals and has been the exclusive distributor of Shutterstock content in China since 2014.

•
In November 2018, we announced an exclusive partnership with rights clearance industry leader, Greenlight, enabling Shutterstock customers, including ad agencies, brands, and creatives around the world, to license for commercial use, image and video content that would otherwise only be available for editorial purposes. Greenlight offers a full scope of rights clearance services, securing permissions to use celebrities, sports, science and literature talents, historical icons, trademarks, copyrights, landmarks, locations, and any other unique intellectual property (IP) for brand and advertising campaigns.

•
In November 2018, we launched Shutterstock Select, a premium tier of royalty-free video content. This diverse collection of video clips includes exclusive content with wide ranging content from everyday moments to blockbuster action scenes, all captured by industry professionals using cinema-grade cameras and selected by our expert curators.

In 2018, we also enhanced our customer experience by releasing the following user enhancements:

•
In May 2018, we unveiled a suite of deep-learning powered search tools, including Shutterstock Reveal, a new plug-in for Google Chrome, and announced Shutterstock Showcase, a new site for users to try Shutterstock’s newest and most innovative and experimental tools.

•
In May 2018, we announced a collaboration with the IBM Watson® Content Hub, allowing marketers to use IBM’s Watson® AI technology to easily pinpoint the ideal image from Shutterstock’s library, customize it using Shutterstock Editor and create campaigns to drive customer action.

•	In June 2018, we released a number of localization enhancements to our PremiumBeat site, including support in 21 languages and expansion of our extensive selection of region-specific music.

•
In August 2018, we announced a partnership whereby Magic Leap is powering its gallery and screens application for developers with Shutterstock image and video content. This enables developers to bring their imagination to life through Magic Leap’s spatial computing platform by bringing digital experiences to the physical world.

•
In October 2018, we announced the availability of editorial content on our creative platform, for the first time, providing our global customer base with instant access to over 40 million news, sports, entertainment and archival images.

•
In November 2018, we launched a workflow extension for Apple’s Final Cut Pro® X video editing application, to enable seamless access to video clips, image and music collections. The Shutterstock extension is the only stock video clip extension to be integrated with the release of Final Cut Pro® X, offering more than 250 million video, image and music assets available for license.

Through our platform, we generate revenue by licensing content to our customers. During the year ended December 31, 2018, 59% of our revenue and the majority of our content licenses came from our e-commerce platform. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license. We also offer simple, affordable, smaller subscriptions and those where customers have an option to pay for individual content licenses at the time of delivery. Our enterprise customers generally include creative professionals and larger organizations or those with unique content, licensing and workflow needs. Our dedicated enterprise sales, service and research teams are able to provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform. Enterprise customers may also benefit from the creation of custom branded content, an offering that launched in 2017. Our enterprise customers provided approximately 41% of our revenue in 2018.
Each time an image, video clip or music track is delivered to a customer for use, we record a royalty expense for the amount due to the associated contributor. Royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue, and are typically paid to contributors on a monthly basis, subject to withholding taxes and certain payout minimums. Royalties represent the largest component of our operating expenses, are reported within cost of revenue, and tend to increase proportionally with revenue. In addition to content sourced through direct submission on our web properties, we also obtain content through exclusive distribution agreements with strategic partners or through the direct acquisition of a content library or archive. In certain cases, we will enter into arrangements with contributors whereby we guarantee a minimum royalty to a contributor or strategic partner, usually paid up-front, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. In recent years, we have made a number of enhancements to our content libraries through the direct acquisition of content and through entering into several such agreements and partnerships. We have also enhanced our collections and content acquisition capabilities through our acquisitions of PremiumBeat, Rex Features, The Picture Desk Limited, and Flashstock Technology.
Our cost of revenue associated with our e-commerce and enterprise customers is substantially similar as a percentage of revenue. While contributors earn a fixed amount per download for some of our products, we have set the per-download amount paid to our contributors for our products so that contributors earn more per download from products where we collect higher revenue per download. In other words, we strive to deliver a similar percentage of revenue to contributors regardless of the sales channel.
Until February 26, 2018, we also generated revenues by licensing the use of the Webdam digital asset management platform to customers on a contract basis, typically for terms of twelve months. On February 26, 2018, we completed the Sale of Webdam for an aggregate purchase price of $49.1 million.
We manage customer acquisition costs based on the expected blended customer lifetime value across our purchase options so that we are able to manage our marketing expenses to achieve certain desired growth targets. As a result, we do not believe that shifts in the mix between e-commerce and enterprise sales channels will materially impact our operating margins.
We have experienced revenue and operating expense growth over the past three years. Our total revenue has grown to $623.3 million in 2018 from $557.1 million in 2017 and $494.3 million in 2016. Our total operating expenses have grown to $590.8 million in 2018 from $530.8 million in 2017 and $448.5 million in 2016, principally as a result of increased royalties, marketing costs, depreciation and amortization related primarily to our technology and infrastructure and cash employee compensation expenses.
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. Since we believe the market for content is multi-faceted and continually expanding, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth. We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency and speed with which our search interfaces and algorithms help customers find and download the content that they need, the degree to which we make use of the large quantity of data we collect about image, video clip and music and search patterns, and the degree to which our websites have been localized for our global user base. To this end, we have invested aggressively in product development and cloud-based hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features. Finally, the quality and quantity of content that we make available in our collection is another key driver of our growth. The number of approved and licensable images in the Shutterstock collection exceeded 240 million images and 13 million video clips as of December 31, 2018, making it one of the largest libraries of its kind.
Even as we have invested in our key growth drivers of customer acquisition, customer experience improvement and content acquisition, we have delivered strong profitability. In 2018, our net income was $54.7 million and net cash from operating activities was $102.2 million. In the same period, adjusted EBITDA, adjusted net income, and free cash flow were $105.1 million, $55.7 million and $63.5 million, respectively. See Part II, Item 6 of this Annual Report on Form 10-K under the heading “Selected Financial Data—Non-GAAP Financial Measures.”

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016

	(in millions, except revenue per download)
Paid downloads (during the period)	179.6	172.0	167.9
Revenue per download (during the period) (1)	$3.40	$3.13	$2.88
Content in our collection (end of period)
Images	241.7	170.1	116.2
Video clips	13.1	9.1	6.2

(1)	Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

Paid Downloads
Measuring the number of paid downloads that our customers make in any given period is important because downloads are the primary method of delivering licensed content, which drives a significant portion of our revenue and contributor royalties. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations, video clips or music tracks. Paid downloads exclude custom content, re-downloads of content that a customer has downloaded in the past (which do not generate incremental revenue or contributor royalty expense) and downloads of content that is offered to customers for no charge, including our free image of the week.
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

Content in our Collection
We define content in our collection as the total number of (a) images (photographs, vectors and illustrations) and (b) video clips available to customers for commercial license on shutterstock.com at any point in time. We exclude content from this collection metric that is not uploaded directly to our site but is available for license by our customers through an application program interface, custom content and certain content that may be licensed for editorial use only. We record this metric as of the end of a period. Offering a large selection of content allows us to attract and retain customers and, therefore, we believe that continuously broadening our selection of high-quality content is an important driver of our revenue growth.
Basis of Presentation
Revenue
The majority of our revenue is earned from the license of content and the majority of our licensing revenue is generated by sales through our e-commerce platform. Content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download.  Prior to the Sale of Webdam, we also earned revenue from licensing hosted software services through Webdam’s cloud-based tools for businesses which were purchased as part of a subscription.
Prior to the adoption of ASU 2014-09 on January 1, 2018, and reflected in the reported revenue amounts for the years ended December 31, 2017 and 2016, we recognized revenue when all of the following basic criteria were met: there was persuasive evidence of an arrangement, performance or delivery of services had occurred, the sales price was fixed or determinable, and collectability was reasonably assured. We considered persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contained the fixed pricing terms. Performance or delivery for digital content licenses was considered to have occurred upon the download of the licensed content.  Subscription revenue was recognized upon each download using an effective per-license rate and revenue associated with any unused licenses was recognized at the subscription expiration. Revenue attributable to the hosted software services was recognized ratably during the license subscription.
Effective January 1, 2018, subsequent to the adoption of ASU 2014-09, we recognize revenue upon the satisfaction of performance obligations, which occurs when (i) digital content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For digital content licenses, we recognize revenue on both its subscription-based and transaction-based sales when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognizes the revenue associated with the unused licenses throughout the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. ASU 2014-09 has resulted in a change in the timing of recognizing revenue on our digital content license subscription products. ASU 2014-09 did not impact revenue recognition on digital content licenses sold on a transactional basis or license revenue associated with hosted software services.
Prior to the adoption of ASU 2014-09, we deferred certain acquisition costs that were then amortized over a period of less than one year. Effective January 1, 2018, we expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
Collectability is reasonably assured at the time the electronic order or contract is entered. The majority of our customers purchase products by making electronic payments at the time of the transaction with a credit card. We establish an allowance for credit card chargebacks and a sales refund reserve based on factors surrounding historical chargeback and sales refund trends and other information. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
We recognize revenue gross of contributor royalties because we are the principal in the transaction as we are the party responsible for the performance obligation and we control the product or service before transferring it to the customer. We also license content to customers through third-party resellers. Third-party resellers sell our products directly to customers as the principal in those transactions. Accordingly, we recognize revenue net of costs paid to resellers.

Costs and Expenses
Cost of Revenue.    Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, infrastructure and hosting costs related to maintaining our creative platform and cloud-based software platform, amortization of content and technology intangible assets, allocated facility costs and other supporting overhead costs. Cost of revenue also consists of employee compensation, including non-cash equity-based compensation, bonuses and benefits associated with infrastructure and hosting costs related to maintaining our creative platform and cloud-based software platform. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future to the extent our revenue grows.
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
Product Development.    Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to vendors engaged in product management, design, development and testing of our websites and products. Product development costs also include allocated facility and other supporting overhead costs. We expense product development costs as incurred, except for costs that are capitalized related to internal-use software development projects and subsequently depreciated over the expected useful life of the developed software. Beginning in the fourth quarter of 2015 and continuing in 2016, 2017 and 2018, we have experienced an increase in capitalized costs for internal-use software development related primarily to our efforts to launch new and innovative products. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future as we identify opportunities to invest in the development of new products and internal tools and enhancement of our existing products and technologies that we believe will drive the long-term profitability of the business.
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
On December 22, 2017, the TCJA was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that impacted our financial position and results of operations, such as reducing the U.S. federal statutory tax rate and imposing a one-time transition tax on accumulated undistributed earnings of foreign subsidiaries. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 established a measurement period that could not extend beyond one year of the enactment date of the TCJA during which, to the extent that a company’s accounting for certain income tax effects of the TCJA was incomplete, but a reasonable estimate of those effects could be determined, a provisional estimate could be recorded in the financial statements. We previously recorded provisional estimates for the accounting impacts of the TCJA, including the transition tax, deferred tax re-measurements, and other items, due to the uncertainty regarding how these provisions were to be implemented and additional anticipated forthcoming guidance. We have now completed our analysis of certain income tax effects of the TCJA and have not made any significant adjustments to estimates previously recorded. We continue to assess the impact of the TCJA on future fiscal years and continue to monitor the Internal Revenue Service guidance and proposed regulations that are intended to interpret the provisions of the TCJA.
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

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Consolidated Statements of Operations:
Revenue (1)	$623,250	$557,111	$494,317
Operating expenses:
Cost of revenue	267,671	233,102	203,129
Sales and marketing	166,448	146,464	126,626
Product development	58,897	52,486	47,789
General and administrative	97,782	98,710	70,987
Total operating expenses	590,798	530,762	448,531
Income from operations	32,452	26,349	45,786
Gain on Sale of Webdam	38,613	—	—
Other (expense) / income, net	(4,952)	3,732	(1,289)
Income before income taxes	66,113	30,081	44,497
Provision for income taxes	11,426	13,354	11,869
Net income	$54,687	$16,727	$32,628
(1) Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	43%	42%	41%
Sales and marketing	27%	26%	26%
Product development	9%	9%	10%
General and administrative	16%	18%	14%
Total operating expenses	95%	95%	91%
Income from operations	5%	5%	9%
Gain on Sale of Webdam	6%	—%	—%
Other (expense) / income, net	(1)%	1%	—%
Income before income taxes	11%	5%	9%
Provision for income taxes	2%	2%	2%
Net income	9%	3%	7%

Comparison of the Years Ended December 31, 2018 and December 31, 2017
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2018	2017	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue (1)	$623,250	$557,111	$66,139	12%
Operating expenses:
Cost of revenue	267,671	233,102	34,569	15
Sales and marketing	166,448	146,464	19,984	14
Product development	58,897	52,486	6,411	12
General and administrative	97,782	98,710	(928)	(1)
Total operating expenses	590,798	530,762	60,036	11
Income from operations	32,452	26,349	6,103	23
Gain on Sale of Webdam	38,613	—	38,613	*
Other (expense) / income, net	(4,952)	3,732	(8,684)	*
Income before income taxes	66,113	30,081	36,032	120
Provision for income taxes	11,426	13,354	(1,928)	(14)
Net income	$54,687	$16,727	$37,960	227%
_______________________________________________________________________________
(1) Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.
*    Not meaningful. See “Other (expense) / income , net” and “Gain on Sale of Webdam” below

Revenue
Revenue increased by $66.1 million, or 12%, to $623.3 million in 2018 as compared to 2017. Excluding the impact of foreign currency fluctuations, revenue increased 11% from 2017 to 2018. In addition, the Company’s e-commerce revenues increased 10% from 2017 to 2018, compared to a 4% increase from 2016 to 2017, and the Company’s enterprise revenues increased 22% from 2017 to 2018, compared to a 27% increase from 2016 to 2017.
During 2018, we continued to grow our customer base and continued with initiatives focused on broadening our product offerings and adding functionality to our creative platform, enhanced our workflow tools and increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. As a result of these initiatives, there was a 4% increase in the number of paid downloads compared to 2017. Changes in our product mix have driven a 9% increase in revenue per download as compared to the prior year. In 2018 and 2017, we delivered 180 million and 172 million paid downloads, respectively, and our revenue per download increased to $3.40 from $3.13, respectively.
The increased revenue from our content business was partially offset by the absence of revenue from Webdam, as a result of the Sale of Webdam in February 2018. Webdam revenues were $2.7 million for the period from January 1, 2018 through February 26, 2018 compared to $16.0 million for the year ended December 31, 2017.
Our revenue growth by region is as follows: revenue from outside Europe and North America increased by $28.2 million, or 18%, to $184.7 million, revenue from Europe increased by $25.9 million, or 14%, to $207.6 million and revenue from North America increased by $12.0 million, or 5%, to $230.9 million in 2018 compared to 2017.
Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $34.6 million, or 15%, to $267.7 million in 2018 as compared to 2017. Royalties expense, which varies in large part by the number of downloads and the revenue earned from each download, increased $16.3 million, or 11%, as compared to 2017, which is in line with the increase in revenues during 2018 partially offset by changes in product mix amongst license types that incur differing royalty costs relative to the revenue earned for those license products. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses and depreciation and amortization expense increased by $13.0 million, to $54.2 million in 2018 as compared to 2017, driven primarily by the depreciation and amortization of infrastructure and software assets acquired, developed and purchased in recent years and other hosting costs. Employee-related costs also increased by $3.1 million, or 23%, driven by increased headcount to support increased customer volume and a more robust website infrastructure.
Sales and Marketing.    Sales and marketing expenses increased by $20.0 million, or 14%, to $166.4 million in 2018 as compared to 2017. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $14.9 million, or 19%, in 2018 compared to 2017, as a result of increased spending on affiliate, search advertising and other new channels. Employee-related costs, increased by $3.8 million, or 7%, as compared to 2017, driven by an increase in sales and marketing headcount to support our expansion into new products and markets, as well as increased sales commissions as a result of growth in the amount of revenue generated by our global direct sales team. We anticipate that our total sales and marketing spend will continue to increase in absolute dollars for the foreseeable future, as we continue to pursue growth through new customers, products, markets and geographies.
Product Development.    Product development expenses increased by $6.4 million, or 12%, to $58.9 million in 2018 as compared to 2017. Employee-related expenses, including stock based compensation, and consulting-related expenses, net of capitalized costs for the development of internal-use software, increased by $1.7 million, or 4%, as compared to 2017, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our web properties, including ongoing efforts to improve our search capabilities and enhancing the features and functionality of the e-commerce platform. The remaining increase in product development costs was attributable to increases in costs related to software, hardware, facilities, consulting and other resources that are not capitalized. We anticipate this level of product development expenses to continue for the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative.    General and administrative expenses decreased by $0.9 million, or 1%, to $97.8 million in 2018 as compared to 2017. The decrease in general and administrative expense was driven by a $2.0 million benefit relating to a change in estimate in the Company’s indirect tax accruals, a $0.3 million decrease in consulting services and professional fees, and other various reductions resulting from the execution of expense management initiatives. These decreases were partially offset by a $1.9 million increase in the long-term performance-based bonus arrangements entered into concurrently with the acquisition of Flashstock, expected to be paid in 2020, and a $1.8 million increase in stock-based compensation expense.
Gain on Sale of Webdam. On February 26, 2018, we completed the Sale of Webdam, for an aggregate purchase price of $49.1 million. Total cash received during 2018, net of $4.6 million in transaction costs paid, was $41.8 million with an additional $2.5 million receivable remaining in escrow at the balance sheet date. The funds in escrow are included as a component of other current assets on the Consolidated Balance Sheet as of December 31, 2018 and are expected to be released to us in the first quarter of 2019.
Management recognized a pre-tax gain on the sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
Other (expense) / income, net.   During 2018, we recorded a charge of $5.9 million as a result of the impairment of a long-term investment asset. Additionally, during 2018, we recorded approximately $1.8 million of expense related to unfavorable foreign currency fluctuations, offset by approximately $2.7 million of interest income. During 2017, we recorded income of approximately $2.8 million related to favorable foreign currency fluctuations and approximately $0.9 million of interest income.
Income Taxes.    Income tax expense decreased by $1.9 million to $11.4 million in 2018 as compared to 2017. Our effective tax rates for the years ended December 31, 2018 and 2017 were approximately 17.3% and 44.4%, respectively. The decline in the effective tax rate, excluding the discrete items, is primarily attributable to the TCJA, which lowered the U.S. statutory federal tax rate from 35% to 21% effective January 1, 2018.
The 2018 effective tax rate includes discrete items, the most significant of which relate to the gain on the Sale of Webdam, partially offset by discrete tax benefits relating to the impairment of a long-term investment asset, the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the U.S. Research and Development tax credit claimed on our 2017 tax return. The net effect of these discrete items increased the effective tax rate for 2018 by 6.2%. Excluding these discrete items, the effective tax rate would have been 11.1% for year ended December 31, 2018.

In 2017, the U.S. enacted the TCJA, which significantly changed U.S. tax law by, among other things, lowering the U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018 and imposing a one-time transition tax on accumulated undistributed earnings of foreign subsidiaries. We calculated and recorded an estimate of the impact of the TCJA in the 2017 year-end income tax provision, which includes (i) an expense of $3.7 million related to the impact of remeasuring our deferred tax balances to reflect the new tax rate and (ii) an expense of $0.8 million for the one-time transition tax. During 2018, we completed our analysis of certain income tax effects of the TCJA and did not make any significant adjustments to estimates previously recorded. We continue to assess the impact of the TCJA on future fiscal years and continue to monitor the Internal Revenue Service guidance and proposed regulations that are intended to interpret the provisions of the TCJA.
The 2017 effective tax rate includes other discrete items partially offsetting the impact of the TCJA, the most significant of which is the tax effect of the domestic production activities deduction reflected in our 2016 and amended 2014 and 2015 federal income tax returns which increased our effective tax rate by 10.1%. Excluding the effects of the TCJA and these other discrete tax items, our effective tax rate would have been 34.3% for the year ended December 31, 2017.
Comparison of the Years Ended December 31, 2017 and December 31, 2016
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2017	2016	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$557,111	$494,317	$62,794	13%
Operating expenses:
Cost of revenue	233,102	203,129	29,973	15
Sales and marketing	146,464	126,626	19,838	16
Product development	52,486	47,789	4,697	10
General and administrative	98,710	70,987	27,723	39
Total operating expenses	530,762	448,531	82,231	18
Income from operations	26,349	45,786	(19,437)	(42)
Other income / (expense), net	3,732	(1,289)	5,021	*
Income before income taxes	30,081	44,497	(14,416)	(32)
Provision for income taxes	13,354	11,869	1,485	13
Net income	$16,727	$32,628	$(15,901)	(49)%
_______________________________________________________________________________
*    Not meaningful. See “—Other expense, net” below
Revenue
Revenue increased by $62.8 million, or 13%, to $557.1 million in 2017 as compared to 2016. Foreign currency fluctuations had virtually no impact on revenue growth from 2016 to 2017. In 2017, we continued to grow our customer base and undertake initiatives focused on broadening our product offerings, and added functionality to our e-commerce platform, enhanced our workflow tools—including Shutterstock Editor—and increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. As a result of these initiatives, there was a 2% increase in the number of paid downloads, which in turn has driven a 9% increase in revenue per download as compared to the prior year. In 2017 and 2016, we delivered 172.0 million and 167.9 million paid downloads, respectively, and our revenue per download increased to $3.13 from $2.88, respectively.
In addition, revenue from customers in North America increased by $21.2 million, or 11%, to $218.9 million in 2017 compared to 2016, revenue from customers in Europe increased by $19.8 million, or 12%, to $181.7 million in 2017 compared to 2016, and revenue from customers in the rest of the world increased by $21.8 million, or 16%, to $156.6 million in 2017 compared to 2016.

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
Product Development.    Product development expenses increased by $4.7 million, or 10%, to $52.5 million in 2017 as compared to 2016. Employee-related and consulting-related expenses, net of capitalized costs for the development of internal-use software, increased by $1.9 million, or 5%, as compared to 2016, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our websites, including ongoing efforts to improve our search capabilities and enhance the features and functionality of the e-commerce platform. We anticipate this level of product development expense, of which a portion will continue to be capitalized, to continue for the foreseeable future as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
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
Other income / (expense), net.    Other income was $3.7 million in 2017 as compared to other expense of $1.3 million in 2016. Other expenses generally include foreign currency gains and losses and changes in the fair value of contingent consideration related to the passage of time.  During 2017, approximately $2.8 million of the $3.7 million recognized as other income related to favorable foreign exchange fluctuations, with the remainder related to interest income. During 2016, nearly all of the $1.3 million of other expense related to changes in the fair value of the contingent consideration related to the PremiumBeat acquisition. Foreign currency transaction gains and losses could fluctuate in future periods depending on changes in the exchange rates of foreign currencies with respect to the U.S. Dollar and the volume of business transacted in these currencies.
Income Taxes.    Income tax expense increased by $1.5 million to $13.4 million for 2017 as compared to 2016. Our effective tax rates for the years ended December 31, 2017 and 2016 were approximately 44.4% and 26.7%, respectively.
In 2017, the U.S. enacted the TCJA, which significantly changed U.S. tax law by, among other things, lowering the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018 and imposing a one-time transition tax on accumulated undistributed earnings of foreign subsidiaries. We calculated and recorded an estimate of the impact of the TCJA in the 2017 year-end income tax provision, which includes (i) an expense of $3.7 million related to the impact of remeasuring the Company’s deferred tax balances to reflect the new tax rate and (ii) an expense of $0.8 million for the one-time transition tax.

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
Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents totaling $230.9 million, which primarily consisted of bank balances and money market mutual funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Investment in ZCool Technologies Limited (“ZCool”)
On January 4, 2018, we invested $15 million in convertible preferred shares issued by ZCool, which is equivalent to a 25% fully diluted equity ownership interest, to further expand our presence in fast-growing markets. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. ZCool has been the exclusive distributor of Shutterstock content in China since 2014.
Sale of Digital Asset Management Business
On February 15, 2018, we entered into an agreement to sell certain assets and liabilities constituting Webdam, for an aggregate purchase price of $49.1 million. Total cash received during 2018, net of $4.6 million in transaction costs paid, was $41.8 million with an additional $2.5 million receivable remaining in escrow at the balance sheet date. The funds in escrow are included as a component of other current assets on the Consolidated Balance Sheet as of December 31, 2018 and are expected to be released to the Company in the first quarter of 2019.
We recognized a pre-tax gain on sale of approximately $38.6 million.
Special Dividend
On August 1, 2018, the Board of Directors declared a Special Dividend of $3.00 per share. The Special Dividend was paid on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The aggregate payment made in connection with this dividend was approximately $104.9 million.
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
As of December 31, 2018, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. As of December 31, 2018, we have $100 million of repurchase capacity remaining under this program.

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
During the year ended December 31, 2018, shares with an aggregate value of $7.3 million were withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.
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
See Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our existing capital commitments as of December 31, 2018.
Historical Trends
The following table summarizes our cash flow data for 2018, 2017 and 2016, respectively.

	Year Ended December 31,
	2018	2017	2016
		(in thousands)
Net cash provided by operating activities	$102,202	$108,037	$100,723
Net cash used in investing activities	$(12,827)	$(57,365)	$(56,408)
Net cash used in financing activities(1)	$(109,739)	$(33,888)	$(53,110)
_______________________________________________________________________________

(1)	Includes repurchase of common stock under the share repurchase program. Except for the Special Dividend, no distributions or dividends have been paid during the periods presented.
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
Net cash provided by operating activities was $102 million in 2018 compared to $108 million in 2017, for a decrease of $5.8 million, or 5%. This decrease was primarily driven by changes in working capital, including collections of accounts receivable and payments of accounts payable and accrued liabilities. The decline in operating cash flows was also impacted by fluctuations in deferred revenues, which increased by $28.7 million in 2017 and $3.7 million in 2018 excluding the effects of the adoption of ASU 2014-09 and the Sale of Webdam.
In 2017, net cash provided by operating activities was $108.0 million, compared to $100.7 million in 2016, for an increase of $7.3 million, or 7%. This increase is primarily attributable to our growth in revenues, partially offset by increases in: (i) contributor royalty payments due to increased paid downloads; (ii) employee cash-based compensation resulting from increased headcount; (iii) payment of the contingent consideration related to the PremiumBeat acquisition in March 2017 and (iv) other operating expenses.

Cash paid for income taxes was $0.6 million, $5.0 million and $19.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Investing Activities
Our investing activities have consisted primarily of capital expenditures to purchase software and equipment related to our data centers, as well as capitalization of software and website development costs, investing in short-term investments, acquisitions and disposals. Cash used in investing activities totaled $12.8 million, $57.4 million and $56.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Cash used in investing activities during 2018, mostly consisted of $34.9 million of capital expenditures and our $15 million investment in Zcool, partially offset by $41.8 million net cash received from the Sale of Webdam.
Cash used in investing activities during 2017 mostly consisted of $55.1 million related to capital expenditures and $49.6 million, net of cash acquired, related to the acquisition of Flashstock, which was partially offset by $55.3 million of cash provided from the net impact of liquidation and purchase of short-term investments.
Cash used in investing activities during 2016 mostly consisted of capital expenditures and content acquisitions of $40.0 million and $8.0 million respectively, in addition to $7.7 million of net cash utilization related to the purchase and liquidation of short-term investments.
Capital expenditures and content acquisition were $34.9 million and $3.8 million in 2018, $55.1 million and $3.0 million in 2017 and $40.0 million and $8.0 million in 2016, respectively. Capital expenditures include software and equipment related to data centers, as well as capitalization of leasehold improvements and software and website development costs. The increases in capital expenditures in 2017 and 2016 are primarily attributable to investments in internally developed software. We have invested significantly in product development and hosting infrastructure to enhance our customer experience and increase the efficiency with which we deploy new products and features.
Financing Activities
Our financing activities have consisted primarily of proceeds from equity offerings, stock-based compensation plans and the repurchase of common stock under our share repurchase program. Cash used in financing activities totaled $109.7 million, $33.9 million and $53.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Cash used in financing activities during 2018 primarily consisted of $104.9 million related to the payment of the Special Dividend and $7.3 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards, partially offset by proceeds of approximately $2.5 million from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities during 2017 and 2016 mostly consisted of cash used to repurchase common stock under our share repurchase program of $25.0 million and $60.2 million, respectively. In 2017, we also used a net $5.2 million related to stock-based compensation programs, primarily related to the settlement of employee taxes. Prior to the fourth quarter of 2016, the Company used a “sell to cover” approach to settle employee taxes, which resulted in net cash provided by stock-compensation programs of $9.5 million in 2016, primarily related to proceeds from the exercise of employee options.

Contractual Obligations and Commitments
We lease real estate under operating lease agreements that expire on various dates during the period from 2019 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our office and co-location facilities as our revenue and customer base continue to grow and diversify. We do not anticipate any difficulties in renewing those leases and co-location agreements that expire within the next several years and that we currently plan to renew, or in leasing other space or hosting facilities, if required. We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. Our future minimum payments under non-cancelable operating leases and purchase obligations are as follows as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$78,560	$9,913	$16,255	$12,911	$39,481
Purchase obligations	73,917	29,758	40,826	3,333	—
Total	$152,477	$39,671	$57,081	$16,244	$39,481
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, amended in January 2016, which we refer to as the ESB Lease. As amended, the ESB Lease will expire in 2029, and the remaining future minimum lease payments are approximately $67.4 million. We are also party to a $2.6 million letter of credit, as a security deposit for the ESB Lease. As of December 31, 2018, the letter of credit is collateralized by an equivalent amount of cash, and as such is reported as restricted cash as a component of other assets on the Consolidated Balance Sheet as of December 31, 2018.
We also enter into license agreements under which we agree to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements for damages directly attributable to a breach by us. We are not responsible for any damages, costs, or losses to the extent such damages or losses arise as a result of the modifications made by the customer, or the context in which content is used. Our license agreements entered into with customers limit our indemnification obligations at amounts ranging from $10,000 to $250,000, with certain exceptions for which our indemnification obligations are uncapped. We have experienced nominal losses to date as a result of the indemnification we offer and, as such, our reserves for indemnification-related losses are also nominal. We believe that we have the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, chargeback and sales refund reserve, goodwill, intangibles, equity-based compensation and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, equity-based compensation, accounting for income taxes and goodwill and intangible assets have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Prior to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) on January 1, 2018, and reflected in the reported revenue amounts for the years ended December 31, 2017 and 2016, the Company recognized revenue when all of the following basic criteria were met: there was persuasive evidence of an arrangement, performance or delivery of services had occurred, the sales price was fixed or determinable, and collectability was reasonably assured. The Company considered persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contained the fixed pricing terms. Performance or delivery for digital content licenses was considered to have occurred upon the download of the licensed content.  Subscription revenue was recognized upon each download using an effective per-license rate and revenue associated with any unused licenses was recognized at the subscription expiration. Revenue attributable to the hosted software services was recognized ratably during the license subscription.
Effective January 1, 2018, subsequent to the adoption of ASU 2014-09, the Company recognizes revenue upon the satisfaction of performance obligations, which occurs when (i) digital content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For digital content licenses, we recognize revenue on both a subscription-based and transaction-based sales when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognize the revenue associated with unused licenses throughout the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. ASU 2014-09 has resulted in a change in the timing of recognizing revenue on our digital content license subscription products. ASU 2014-09 did not impact revenue recognition on digital content licenses sold on a transactional basis or license revenue associated with hosted software services.
Prior to the adoption of ASU 2014-09, the Company deferred certain acquisition costs that were then amortized over a period of less than one year. Effective January 1, 2018, the Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
Collectability is reasonably assured at the time the electronic order or contract is entered. The majority of our customers purchase products by making electronic payments at the time of the transaction with a credit card. We establish an allowance for credit card chargebacks and a sales refund reserve based on factors surrounding historical chargeback and sales refund trends and other information. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
The Company recognizes revenue gross of contributor royalties because the Company is the principal in the transaction as it is the party responsible for the performance obligation and it controls the product or service before transferring it to the customer. The Company also licenses content to customers through third-party resellers. Third-party resellers sell the Company’s products directly to customers as the principal in those transactions. Accordingly, the Company recognizes revenue net of costs paid to resellers.

Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable consists of customer obligations due under normal trade terms, carried at their fair value less an allowance for doubtful accounts, if required. We determine our allowance for doubtful accounts based on an evaluation of the aging of our accounts receivable and on a customer-by-customer basis where appropriate. Our reserve analysis contemplates our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. As of December 31, 2018 and 2017, we had an allowance for doubtful accounts of $4.7 million and $4.1 million, respectively. Changes in our allowance for doubtful accounts are primarily attributable to increases in our gross accounts receivable as a result of increased sales levels, improvements of the aging of our receivables and specific customer situations arising during the year.
Equity-Based Compensation
We measure and recognize non-cash equity-based compensation expense for all equity-based awards granted to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are accounted for as they occur. Compensation expense related to awards with a market condition is recognized ratably over the requisite service period regardless of the achievement of the market condition.
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

•
Dividend Yield.  We have not paid and do not intend to pay recurring cash dividends or distributions to our stockholders for the foreseeable future. As a result, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan, and stock purchased pursuant to the 2012 ESPP are subject to a time-based vesting requirement and for certain award grants are also based on a market condition. The majority of stock option awards granted under the 2012 Plan vest over four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate; in 2016, the 2012 ESPP was suspended and there are no outstanding awards under this plan as of December 31, 2018.
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
Except as required under U.S. tax laws, we do not provide for U.S. taxes on the undistributed earnings of our foreign subsidiaries. With the enactment of the TCJA, we are required to treat the undistributed earnings and profits of our foreign subsidiaries accumulated through a measurement period that should not extend more than one year beyond the date of the enactment of the TCJA as if they were repatriated to the U.S., and pay a current U.S. tax amount as a result of such “deemed” repatriation. Our tax expense for the year ended December 31, 2017 included provisional amounts for such taxes. We did not record any provision for potential deferred U.S. income taxes or foreign withholding taxes that otherwise would be payable if we did repatriate such earnings, since we did not intend to repatriate such amounts.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In the first quarter of 2018, we elected to treat any potential GILTI inclusions as a period cost.
We previously recorded provisional estimates for the accounting impacts of the TCJA, including the transition tax, deferred tax re-measurements, and other items, due to the uncertainty regarding how these provisions were to be implemented and additional anticipated forthcoming guidance. We completed our analysis of the TCJA and have not made any significant adjustments to estimates previously recorded. We continue to assess the impacts of the TCJA on future fiscal years and monitor the Internal Revenue Service guidance intended to interpret the provisions of the TCJA.
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
We performed our annual goodwill assessment as of October 1, 2018 and concluded that the fair values of our reporting units were greater than their carrying amounts, and therefore, no adjustment to the carrying value of goodwill was necessary. We utilized a qualitative assessment of the Bigstock, Images and Music reporting units to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For our Editorial reporting unit, which represents approximately $12.6 million of the goodwill balance, we elected to perform a quantitative goodwill impairment assessment.
In performing the quantitative goodwill impairment assessment of the Editorial reporting unit, we prepared a discounted cash flow analysis which incorporated various estimates and assumptions. The most significant of these assumptions were projected revenue growth rates, future royalty rates, a discount rate of 15% and a terminal growth rate of 3%. These estimates are based on our historical experience and projections of future activity, factoring in customer demand and a cost structure necessary to achieve related revenue.
Based on the results of the impairment analysis, the fair value of the Editorial reporting unit exceeded its carrying value by approximately 13%. The valuation is sensitive to the discount rate, the future cash flows and the terminal growth rate. A hypothetical increase in the discount rate used in the cash flow analysis by more than 5% could have resulted in an impairment of goodwill. Future unfavorable changes in estimated cash flows, the discount rate, or the terminal growth rate could result in the Company impairing its Editorial reporting unit's goodwill balance.
Recent Accounting Pronouncements
See Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35%, 34% and 33% in 2018, 2017 and 2016, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for 2018, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
We have established foreign subsidiaries in various countries and have concluded that the functional currency of these entities is generally the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. During each of 2018, 2017 and 2016, the net impacts of foreign currency transactions on our financial statements were a loss of $2.2 million, and gains of $2.6 million and $1.0 million, respectively. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.
Our historical revenue by currency is as follows (in thousands):

	Year Ended December 31,
	2018		2017		2016
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$124,732	€105,327	$102,622	€90,965	$81,406	€73,580
British pounds	49,561	£36,965	48,634	£37,752	46,129	£34,150
All other non-U.S. currencies(1)	44,393		39,376		33,993
Total foreign currency	218,686		190,632		161,528

U.S. dollar	404,564		366,479		332,790
Total revenue (2)	$623,250		$557,111		$494,318

(1)	Includes no single currency which exceeded 5% of total revenue for any of the periods presented.

(2)	Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The fair value of our cash and cash equivalents is not particularly sensitive to interest rate changes.
We did not have any long-term borrowings as of December 31, 2018.
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting described below.
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
Management assessed our internal control over financial reporting as of December 31, 2018. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls related to the accuracy, cut-off and completeness of sales transactions related to certain enterprise license arrangements. Specifically, as our business strategy related to enterprise license arrangements changed during 2018, we did not design and maintain effective controls to assess the risks of misstatement, and therefore the appropriateness of revenue recognition, associated with product offerings outside of our standard product catalog. The control deficiencies resulted in immaterial errors in recorded revenue, accounts receivable, deferred revenue and related disclosures for the years ended December 31, 2018 and 2017 and the interim periods ended June 30, 2018 and September 30, 2018 and did not result in a material misstatement of our interim or annual consolidated financial statements or disclosures for any historical periods. Additionally, these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.
Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in its attestation report, which appears on page F-2 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Remediation Plan
The Board of Directors and management are fully committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken comprehensive actions to remediate the material weakness in internal control over financial reporting. These actions include the: (1) creation of a project team to identify the population of enterprise product offerings outside of our standard product catalog; and (2) development and implementation of an enhanced process, focused on the accuracy, cut-off and completeness of the remaining enterprise product offerings.
We believe the remediation steps outlined above will improve the effectiveness of our internal control over financial reporting. However, the material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2018.
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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2018.
Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2018.
Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2018.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are included as part of this Annual Report on Form 10-K:
(1) Financial Statements
(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits
See the Exhibit Index, which immediately precedes the signature page of this Annual Report on Form 10-K.
Item 16.    Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of Shutterstock, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shutterstock, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to not designing and maintaining effective controls related to the accuracy, cut-off and completeness of sales transactions related to certain enterprise arrangements outside of the standard product catalog.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2019

We have served as the Company’s auditor since 2011.

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$230,852	$253,428
Accounts receivable, net	41,028	49,932
Prepaid expenses and other current assets	34,841	37,109
Total current assets	306,721	340,469
Property and equipment, net	76,188	85,698
Intangible assets, net	29,540	34,197
Goodwill	88,576	98,654
Deferred tax assets, net	12,375	9,761
Other assets	18,088	8,997
Total assets	$531,488	$577,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,212	$7,160
Accrued expenses	51,385	58,734
Contributor royalties payable	22,971	20,088
Deferred revenue	139,604	157,803
Other liabilities	2,131	1,957
Total current liabilities	223,303	245,742
Deferred tax liability, net	77	1,486
Other non-current liabilities	21,441	15,963
Total liabilities	244,821	263,191
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 37,618 and 37,270 shares issued and 35,060 and 34,712 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	376	373
Additional paid-in capital	291,710	272,657
Treasury stock, at cost; 2,558 shares as of December 31, 2018 and December 31, 2017	(100,027)	(100,027)
Accumulated other comprehensive loss	(6,471)	(3,557)
Retained earnings	101,079	145,139
Total stockholders’ equity	286,667	314,585
Total liabilities and stockholders’ equity	$531,488	$577,776

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$623,250	$557,111	$494,317
Operating expenses:
Cost of revenue	267,671	233,102	203,129
Sales and marketing	166,448	146,464	126,626
Product development	58,897	52,486	47,789
General and administrative	97,782	98,710	70,987
Total operating expenses	590,798	530,762	448,531
Income from operations	32,452	26,349	45,786
Gain on Sale of Webdam	38,613	—	—
Other (expense) / income, net	(4,952)	3,732	(1,289)
Income before income taxes	66,113	30,081	44,497
Provision for income taxes	11,426	13,354	11,869
Net income	$54,687	$16,727	$32,628

Earnings per share:
Basic	$1.57	$0.48	$0.93
Diluted	$1.54	$0.47	$0.91
Weighted average shares outstanding:
Basic	34,935	34,627	35,114
Diluted	35,420	35,291	35,861

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$54,687	$16,727	$32,628
Foreign currency translation (loss) / gain	(2,914)	13,504	(10,612)
Other comprehensive (loss) / income	(2,914)	13,504	(10,612)
Comprehensive income	$51,773	$30,231	$22,016
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2016	36,146	$361	460	$(15,635)	$213,851	$(6,449)	$96,437	$288,566
Equity-based compensation	—	—	—	—	28,987	—	—	28,987
Issuance of common stock in connection with employee stock option exercises and RSU vesting	745	7	—	—	8,707	—	—	8,714
Common shares withheld for settlement of taxes in connection with equity-based compensation	(18)	—	—	—	(1,032)	—	—	(1,032)
Issuance of common stock in connection with employee stock purchase plan	54	1	—	—	1,802	—	—	1,803
Tax effect from employee stock option exercises and RSU vesting	—	—	—	—	(425)	—	—	(425)
Repurchase of Treasury Shares	—	—	1,650	(61,932)	—	—	—	(61,932)
Other comprehensive loss	—	—	—	—	—	(10,612)	—	(10,612)
Net income	—	—	—	—	—	—	32,628	32,628
Balance at December 31, 2016	36,926	369	2,110	(77,567)	251,890	(17,061)	129,065	286,696
Cumulative Effect of Accounting Change (See Note 1)	—	—	—	—	979	—	(653)	326
Balance at January 1, 2017	36,926	369	2,110	(77,567)	252,869	(17,061)	128,412	287,022
Equity-based compensation	—	—	—	—	24,958	—	—	24,958
Issuance of common stock in connection with employee stock option exercises and RSU vesting	503	6	—	—	1,677	—	—	1,682
Common shares withheld for settlement of taxes in connection with equity-based compensation	(159)	(2)	—	—	(6,846)	—	—	(6,848)
Repurchase of Treasury Shares	—	—	449	(22,460)	—	—	—	(22,460)
Other comprehensive income	—	—	—	—	—	13,504	—	13,504
Net income	—	—	—	—	—	—	16,727	16,727
Balance at December 31, 2017	37,270	373	2,558	(100,027)	272,657	(3,557)	145,139	314,585
Cumulative Effect of Accounting Change (See Note 1)	—	—	—	—	—	—	6,178	6,178
Balance at January 1, 2017	37,270	373	2,558	(100,027)	272,657	(3,557)	151,317	320,763
Equity-based compensation	—	—	—	—	23,869	—	—	23,869
Issuance of common stock in connection with employee stock option exercises and RSU vesting	498	5	—	—	2,449	—	—	2,455
Common shares withheld for settlement of taxes in connection with equity-based compensation	(150)	(2)	—	—	(7,266)	—	—	(7,268)
Payment of Special Dividend	—	—	—	—	—	—	(104,925)	(104,925)
Other comprehensive loss	—	—	—	—	—	(2,914)	—	(2,914)
Net income	—	—	—	—	—	—	54,687	54,687
Balance at December 31, 2018	37,618	$376	2,558	$(100,027)	$291,710	$(6,471)	$101,079	$286,667
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,687	$16,727	$32,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,652	35,490	19,946
Deferred taxes	(6,270)	12,491	1,767
Non-cash equity-based compensation	23,869	24,958	28,080
Change in fair value of contingent consideration	—	—	2,925
Settlement of contingent consideration liability in excess of acquisition-date fair value	—	(6,255)	(1,640)
Gain on Sale of Webdam	(38,613)	—	—
Loss on impairment of long-term investment	5,881	—	—
Bad debt reserve	1,175	1,292	2,992
Chargeback and sales refund reserves	—	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	2,641	(10,015)	(13,232)
Prepaid expenses and other current and non-current assets	113	(6,734)	(2,412)
Accounts payable and other current and non-current liabilities	6,388	12,044	1,612
Contributor royalties payable	3,021	(685)	3,118
Deferred revenue	3,658	28,724	24,969
Net cash provided by operating activities	$102,202	$108,037	$100,723
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34,890)	(55,062)	(39,959)
Investment sales, net	—	55,286	(7,673)
Acquisitions of businesses, net of cash acquired	(845)	(49,571)	—
Proceeds from Sale of Webdam, net	41,804	—	—
Other investments / advances	(15,000)	(5,087)	(660)
Acquisition of digital content	(3,838)	(2,961)	(8,045)
Security deposit (payment)/release	(58)	30	(71)
Net cash used in investing activities	$(12,827)	$(57,365)	$(56,408)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,454	1,682	8,711
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	1,803
Cash paid related to settlement of employee taxes related to RSU vesting	(7,268)	(6,848)	(1,032)
Cash paid for Special Dividend	(104,925)	—	—
Settlement of contingent consideration liability	—	(3,745)	(2,360)
Repurchase of treasury shares	—	(24,977)	(60,232)
Net cash used in financing activities	$(109,739)	$(33,888)	$(53,110)

Effect of foreign exchange rate changes on cash	(2,212)	12,454	(7,535)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(22,576)	29,238	(16,330)
Cash, cash equivalents and restricted cash, beginning of period	256,041	226,803	243,133
Cash, cash equivalents and restricted cash, end of period	$233,465	$256,041	$226,803

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$580	$4,984	$19,186

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies
Description of Business
Shutterstock (the “Company” or “Shutterstock”) is a global technology company offering a creative platform, which provides high-quality digital content, tools and services to creative professionals. The digital content licensed by the Company’s customers includes: (a) imagery, consisting of licensed photographs, vectors, illustrations and video clips, which is used in visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) music, consisting of high-quality music tracks and sound effects, which is often used to complement digital imagery. The Company licenses content to its customers. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity. The Company also offered digital asset management services through its cloud-based digital asset management platform (“Webdam”). As discussed in Note 4, on February 26, 2018, the Company completed a sale transaction, pursuant to which the buyer in the transaction acquired certain assets and assumed certain contracts and liabilities which constituted the Company’s digital asset management business (the “Sale of Webdam”).
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements. Actual results could differ from those estimates. Such estimates include, but are not limited to, the determination of the allowance for doubtful accounts, the assessment of recoverability of property and equipment, the fair value of acquired goodwill and intangible assets, the grant-date fair value of non-cash equity-based compensation, the assessment of recoverability of deferred tax assets and the measurement of certain income tax and non-income tax liabilities.
Concentration of Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable balances. Cash and cash equivalents are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such deposits.
The majority of the Company’s revenues are derived from customers who license content using electronic payments at the time of a transaction. The Company’s accounts receivable are primarily from enterprise customers who require invoicing. The Company performs initial and ongoing credit reviews on these customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. As of December 31, 2018 and 2017, no single customer accounted for or exceeded 10% of accounts receivable.
Additionally, no single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2018, 2017 or 2016.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018	As of December 31, 2017
Cash and cash equivalents	$230,852	$253,428
Restricted cash	2,613	2,613
Total cash, cash equivalents and restricted cash	$233,465	$256,041
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
Fair Value Measurements
The Company records its financial assets and liabilities at fair value. Fair value is determined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. Fair value is estimated by applying inputs which are classified into the following levels of a three-tier hierarchy as follows: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions regarding what market participants would use in pricing.
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable consists of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$4,088	$5,495	$3,768
Add: bad debt expense	1,175	1,292	2,992
Less: write-offs, net of recoveries and other adjustments	(566)	(2,699)	(1,265)
Balance, end of period	$4,697	$4,088	$5,495
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
Impairment of Long-Lived Assets
Long-lived assets, inclusive of definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no long-lived asset impairment charges in 2018, 2017 or 2016.
Goodwill and Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to the Company’s reporting units, for the purposes of preparing the impairment analysis, based on a specific identification basis. Since inception through December 31, 2018, the Company did not have any goodwill or indefinite lived intangible asset impairment.
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
Prior to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) on January 1, 2018, and reflected in the reported revenue amounts for the years ended December 31, 2017 and 2016, the Company recognized revenue when all of the following basic criteria were met: there was persuasive evidence of an arrangement, performance or delivery of services had occurred, the sales price was fixed or determinable, and collectability was reasonably assured. The Company considered persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contained the fixed pricing terms. Performance or delivery for digital content licenses was considered to have occurred upon the download of the licensed content.  Subscription revenue was recognized upon each download using an effective per-license rate and revenue associated with any unused licenses was recognized at the subscription expiration. Revenue attributable to the hosted software services was recognized ratably during the license subscription.
Effective January 1, 2018, subsequent to the adoption of ASU 2014-09, the Company recognizes revenue upon the satisfaction of performance obligations, which occurs when (i) digital content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For digital content licenses, the Company recognizes revenue on both its subscription-based and transaction-based sales when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognizes the revenue associated with the unused licenses throughout the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. ASU

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014-09 has resulted in a change in the timing of recognizing revenue on the Company’s digital content license subscription products. ASU 2014-09 did not impact revenue recognition on digital content licenses sold on a transactional basis or license revenue associated with hosted software services.
Prior to the adoption of ASU 2014-09, the Company deferred certain acquisition costs that were then amortized over a period of less than one year. Effective January 1, 2018, the Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
Collectability is reasonably assured at the time the electronic order or contract is entered. The majority of the Company’s customers purchase products by making electronic payments at the time of the transaction with a credit card. The Company establishes an allowance for credit card chargebacks and a sales refund reserve based on factors surrounding historical chargeback and sales refund trends and other information. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.  As of December 31, 2018 and 2017, the Company had recorded an allowance for chargebacks and sales refunds of $0.3 million and $0.4 million, respectively, which is included in other liabilities.
The Company recognizes revenue gross of contributor royalties because the Company is the principal in the transaction as it is the party responsible for the performance obligation and it controls the product or service before transferring it to the customer. The Company also licenses content to customers through third-party resellers. Third-party resellers sell the Company’s products directly to customers as the principal in those transactions. Accordingly, the Company recognizes revenue net of costs paid to resellers.
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
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period a customer download occurs and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid weekly or monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2018, 2017 and 2016, the Company deferred $6.2 million, $4.7 million and $5.0 million, respectively, in royalty advances and amortized $6.1 million, $4.9 million and $5.5 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2018 and 2017, the Company has deferred contributor royalties of $2.6 million and $2.5 million, respectively, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.
Internal sales commissions are generally paid in the month following collection or invoicing of the commissioned receivable and is reported in sales and marketing expense. Effective January 1, 2018, upon the adoption of ASU 2014-09, the Company expenses contract acquisition costs, including internal sales commissions as incurred, to the extent that the amortization period would otherwise be one year or less. Prior to the adoption of ASU 2014-09, internal sales commissions were deferred and recognized over the expected future revenue stream which was generally up to 12 months. For the years ended, December 31, 2017 and 2016, the Company deferred $5.5 million and $4.5 million, respectively, and amortized $5.0 million and $4.7 million, respectively, in internal sales commission expense which was included in sales and marketing expense on the Consolidated Statements of Operations. As of December 31, 2017, the Company had deferred internal sales commission of $1.9 million, which was included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

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
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $91.5 million, $76.6 million and $64.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in sales and marketing expense in the Consolidated Statements of Operations.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as a deferred rent liability on the Company’s balance sheet. As of December 31, 2018 and 2017, the Company had deferred rent of $11.3 million, and $11.1 million, respectively, which is included in other non-current liabilities in the Consolidated Balance Sheets.
Equity-Based Compensation
The Company measures and recognizes non-cash equity-based compensation expense for all stock-based awards granted to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Forfeitures are accounted for as they occur. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Compensation expense related to awards with a market condition is recognized ratably over the requisite service period regardless of the achievement of the market condition.
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

•
Dividend Yield.  The Company has not paid recurring cash distributions to its stockholders and it does not intend to do so for the foreseeable future. As a result, the Company used an expected dividend yield of zero.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan, and stock purchased pursuant to the 2012 ESPP are subject to a time-based vesting requirement and certain award grants may also include market based vesting conditions. The majority of stock option awards granted under the 2012 Plan vest over four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years. The 2012 ESPP provides for purchase periods approximately every six months and a participant must be employed on the purchase date to participate.
The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employees Share-Based Payment Accounting (“ASU 2016-09”) on January 1, 2017. Upon adoption of this standard, all income tax effects related to settlements of share-based payment awards are now reported as an increase or decrease to the provision for income taxes. In addition, starting January 1, 2017, the Company accounted for forfeitures as they occurred and, as of January 1, 2017, recognized a $0.7 million reduction to retained earnings as the cumulative effect of the change in accounting principle. The Company adopted the cash flow presentation component of ASU 2016-09 retrospectively, and accordingly, decreased cash flows from operating activities by $0.4 million and increased cash flows from financing activities by $0.4 million for the year ended December 31, 2016 from amounts previously reported.
Employee Benefit Plans
The Company offers a 401(k) defined contribution plan and provides for discretionary employer matching contributions. Matching contributions are fully vested, non-forfeitable at all times and are recognized as an expense in the Statement of Operations, as incurred. The Company recorded employer matching contributions of $3.2 million, $1.8 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Except as required under U.S. tax laws, the Company does not provide for U.S. taxes on the undistributed earnings of its foreign subsidiaries. With the enactment of the H.R.1 (commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”)), the Company is required to treat the undistributed earnings and profits of its foreign subsidiaries accumulated through a measurement period that should not extend more than one year beyond the date of the enactment of the TCJA as if they were repatriated to the U.S., and pay a current U.S. tax amount as a result of such “deemed” repatriation. The Company’s tax expense for the year ended December 31, 2017 included a provisional amount for such taxes. The Company has not recorded any provision for potential deferred U.S. income taxes or foreign withholding taxes that otherwise may be payable if it were to repatriate such earnings, since the Company does not intend to repatriate such amounts.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tangible assets of foreign corporations. In the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.
The Company previously recorded provisional estimates for the accounting impacts of the TCJA, including the transition tax, deferred tax re-measurements, and other items, due to the uncertainty regarding how these provisions were to be implemented and additional anticipated forthcoming guidance. Management completed its analysis of the TCJA, and has not made any significant adjustments to estimates previously recorded. The Company continues to assess the impacts of the TCJA on future fiscal years and is monitoring the Internal Revenue Service guidance intended to interpret the provisions of the TCJA.
Other Non-income Taxes
The Company is subject to certain non-income taxes, including value added taxes, sales taxes and royalty withholding taxes. Where appropriate, the Company has made accruals for these taxes, which are reflected in the Company’s consolidated financial statements. These accruals are subject to statute of limitations requirements and review by governmental authorities.
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
Reportable Segments
For the year ended December 31, 2018, the Company has identified one operating segment, which has also been determined to be the Company’s primary reportable business segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The non-reportable segment classified in the Other Category previously included the Company’s digital asset management operating segment, which fails to meet the quantitative or qualitative thresholds for separate segment reporting and was sold on February 26, 2018.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the respective local currency. Monetary assets and liabilities that are denominated in currencies other than each entity’s functional currency are remeasured into the functional currency at the period-end exchange rates and result in transactional gains and losses. The net impact of foreign currency transactional gains and losses on the Company’s results of operations was a loss of $2.2 million in 2018 and gains of $2.6 million and $1.0 million in 2017 and 2016, respectively. Translation adjustments resulting from converting the foreign subsidiaries financial statements into U.S. dollars using the period-end exchange rates for balance sheet accounts and the period average exchange rate for the Statements of Operations are recorded as a component of accumulated other comprehensive income / (loss) within stockholders’ equity.
Recently Adopted Accounting Standard Updates
In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 codifies existing SEC guidance contained in SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which expresses the view of the staff regarding application of existing guidance for the accounting for income taxes as it relates to the enactment of the TCJA, which was signed into law in the fourth quarter of 2017. In accordance with ASU 2018-05, the Company had previously recorded provisional estimates for the accounting impacts of the TCJA, including the transition tax, deferred tax re-measurements, and other items, due to the uncertainty regarding how these provisions were to be implemented and additional anticipated forthcoming guidance. The Company completed its analysis of the TCJA, which included the lowering of the Company’s statutory federal income tax rate and the enactment of a one-time transition tax on accumulated undistributed earnings of foreign subsidiaries and have not made any significant adjustments to estimates previously recorded. The Company continues to assess the impacts of the TCJA on future fiscal years and monitors the Internal Revenue Service guidance intended to interpret the provisions of the TCJA.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The Company elected to early adopt the amended guidance in the fourth quarter of fiscal 2018. The early adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.
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
In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires entities to present restricted cash with cash and cash equivalents on the statement of cash flows when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted ASU 2016-18 retrospectively on January 1, 2018. As a result of this adoption, the Company has revised the presentation of its statement of cash flows for the twelve months ended December 31, 2017, to reflect restricted cash of $2.6 million in both the beginning and ending balances of cash, cash equivalents and restricted cash. There were no changes to previously reported amounts of cash used or provided by operating activities, investing activities or financing activities during the period.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The effect of adoption of this new guidance on the Consolidated Balance Sheet as of January 1, 2018 was to reduce prepaid expenses and other current assets and to reduce deferred revenues, with an offsetting increase in 2018 opening retained earnings, as follows (in thousands):

	As Reported December 31, 2017	Adjustment	Revised January 1, 2018
Prepaid expenses and other current assets(1)	37,109	(3,733)	33,376
Deferred revenue	157,803	(9,911)	147,892
Retained earnings	145,139	6,178	151,317
(1)Prepaid expenses and other current assets adjustment is attributable to the reduction in deferred commissions and income tax receivables.
The effect of adoption of this new guidance on the Company’s reported balance sheet and statements of operations is as follows (in thousands):

	As Reported Under ASU 2014-09	Impact of Adoption	Under Legacy Guidance
For the twelve months ended December 31, 2018:
Revenue	623,250	(1,359)	621,891
Cost of revenue	267,671	(185)	267,486
Provision for income taxes	11,426	(188)	11,238
Net income	54,687	986	55,673
As of December 31, 2018:
Prepaid expenses and other current assets	34,841	4,106	38,947
Deferred revenue	139,604	11,270	150,874
Retained Earnings	101,079	(7,164)	93,915
Recently Issued Accounting Standard Updates
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company plans to adopt this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new leases standard would occur at the adoption date and a cumulative-effect adjustment would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with existing disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption.
The Company will elect the practical expedients permitted under the transition guidance which enables: (1) the carryforward of the historical lease classification; (2) the re-assessment about whether expired or existing contracts are or contain leases; and, (3) the re-assessment of initial direct costs for existing leases. In addition, the Company will make an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

standard, the Company will recognize a lease liability in the range of $55 million to $60 million, representing the present value of the minimum rental payments remaining as of the adoption date. In addition, the Company will recognize a right of use asset in the range of $45 million to $50 million. The Company is still finalizing the impact of adopting this new accounting standard on its financial statements. The Company’s significant long-term leases relate primarily to its office facilities, which are described in Note 15, Commitments and Contingencies.
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
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the impact of adopting this new standard on its financial statements.
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
The following table presents the Company’s fair value hierarchy for its assets as of December 31, 2017 (in thousands). The Company had no assets or liabilities requiring fair value hierarchy disclosures as of December 31, 2018.

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 1, 2017, the settlement amount of the contingent consideration related to the Company’s acquisition of PremiumBeat was determined to be $10 million and was included in other liabilities. No changes in fair value were recorded during the year ended December 31, 2017. The contingent consideration of $10 million was paid in the first quarter of 2017.
Other Fair Value Measurements
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

Other Long-term Investments
Long-term Lending Facility and Note Receivable
On October 20, 2016, the Company entered into a multi-part transaction, as amended in March 2017, with SilverHub Media Limited (“SHM”), an unrelated third-party contributor. The amended transaction included the following components: (a) a revolving credit facility pursuant to which the Company would be obligated to lend up to $3.3 million under certain conditions, (the “Facility”) to SHM, which was fully drawn as of November 2017; (b) a $1.6 million investment in a convertible note issued by SHM, which had a maturity date of October 20, 2021; (c) a distribution agreement, under which the Company is the exclusive distributor of SHM’s content in certain markets subject to certain limitations; and (d) an option to acquire SHM at any time after the third anniversary of the Facility or to match any third-party acquisition offer with respect to SHM at any time until the fifth anniversary of the Facility.
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
Investment in ZCool Technologies Limited (“ZCool”)
On January 4, 2018, the Company invested $15.0 million in convertible preferred shares issued by ZCool (the “Preferred Shares”), which is equivalent to a 25% fully diluted equity ownership interest. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. ZCool has been the exclusive distributor of Shutterstock content in China since 2014.
ZCool is a variable interest entity that is not consolidated because the Company is not the primary beneficiary. The Preferred Shares are not deemed to be in-substance common stock and will be accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Preferred Shares will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by ZCool. As of December 31, 2018, the Company’s total investment in ZCool is approximately $15 million, which is reported within Other assets on the Consolidated Balance Sheet.

(3) Acquisition Activity
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
The total purchase price was $51.7 million of which $50.9 million was paid with existing cash on hand during the year ended December 31, 2017, and $0.8 million which was paid in the first quarter of 2018 for the settlement of working capital adjustments. The unpaid portion of the purchase price was included in accrued expenses as of December 31, 2017.
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

(4) Sale of Webdam
Sale of Digital Asset Management Business
On February 26, 2018, the Company completed the Sale of Webdam for an aggregate purchase price of $49.1 million. Total cash received during 2018, net of $4.6 million transaction costs paid, was $41.8 million with an additional $2.5 million receivable remaining in escrow at the balance sheet date. The funds in escrow are included as a component of other current assets on the Consolidated Balance Sheet as of December 31, 2018 and are expected to be released to the Company in the first quarter of 2019.
The Company recognized a pre-tax gain on sale of approximately $38.6 million.

(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	December 31,
	2018	2017
Computer equipment and software	$148,104	$118,493
Furniture and fixtures	10,020	9,970
Leasehold improvements	18,822	18,487
Property and equipment	176,946	146,950
Less: accumulated depreciation	(100,758)	(61,252)
Property and equipment, net	$76,188	$85,698
Depreciation and amortization expense related to property and equipment amounted to $40.1 million, $29.2 million and $14.9 million, for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. There was no loss on disposal for the years ended December 31, 2018, 2017 and 2016, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $27.7 million, $39.2 million and $20.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. During 2017 and 2018, the Company invested significantly in its product development and hosting infrastructure to enhance its customer experience and increase the efficiency with which management deploys new products and features.
The portion of total depreciation expense related to capitalized internal-use software was $24.9 million, $14.1 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense based on the nature of the asset.
As of December 31, 2018 and 2017, the Company had capitalized internal-use software of $48.5 million and $45.4 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, Editorial, Images and Music reporting units and is tested for impairment at least annually on October 1 or upon a triggering event. Bigstock, Editorial, Images and Music are included in the Company’s Content Business reportable segment. Webdam was included in the non-reportable Other Category until the completion of the Sale of Webdam. The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments for the year ended December 31, 2018 (in thousands):

	Content Business	Other Category	Consolidated
Balance as of December 31, 2017	$89,891	$8,763	$98,654
Foreign currency translation adjustment	(1,315)	—	(1,315)
Sale of Webdam	—	(8,763)	(8,763)
Balance as of December 31, 2018	$88,576	$—	$88,576
The Company performed its annual goodwill assessment as of October 1, 2018 and concluded that the fair values of its reporting units were greater than their carrying amounts, and therefore, no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment of its Bigstock, Images and Music reporting units to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For its Editorial reporting unit, which represents approximately $12.6 million of the goodwill balance, management elected to perform a quantitative goodwill impairment assessment.
In performing the quantitative goodwill impairment assessment of the Editorial reporting unit, the Company prepared a discounted cash flow analysis which incorporated various estimates and assumptions. The most significant of these assumptions were projected revenue growth rates, future royalty rates, a discount rate of 15% and a terminal growth rate of 3%. These estimates are based on the Company’s historical experience and projections of future activity, factoring in customer demand and a cost structure necessary to achieve related revenue.
Based on the results of the impairment analysis, the fair value of the Editorial reporting unit exceeded its carrying value by approximately 13%. The valuation is sensitive to the discount rate, the future cash flows and the terminal growth rate. A hypothetical increase in the discount rate used in the cash flow analysis by more than 5% could have resulted in an impairment of goodwill. Future unfavorable changes in estimated cash flows, the discount rate, or the terminal growth rate could result in the Company impairing its Editorial reporting unit’s goodwill balance.
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018				As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,360	$(7,135)	$10,225	9	$21,008	$(6,996)	$14,012
Trade name	6,372	(3,719)	2,653	7	7,159	(3,299)	3,860
Developed technology	4,780	(3,633)	1,147	4	5,528	(3,450)	2,078
Contributor content	19,912	(4,653)	15,259	10	17,041	(3,066)	13,975
Patents	259	(84)	175	18	259	(68)	191
Domain name	160	(79)	81	13	160	(79)	81
Total	$48,843	$(19,303)	$29,540		$51,155	$(16,958)	$34,197
Amortization expense related to the intangible assets was $5.5 million, $6.3 million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company also determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $6.3 million in 2019, $5.7 million in 2020, $5.0 million in 2021, $3.0 million in 2022, $2.8 million in 2023 and $6.8 million thereafter.

(7) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Compensation	$15,153	$19,897
Non-income taxes	7,885	6,895
Royalty tax withholdings	5,618	7,566
Other expenses	22,729	24,376
Total accrued expenses	$51,385	$58,734

(8) Stockholders’ Equity
Special Dividend
On August 1, 2018, the Company’s Board of Directors declared a special cash dividend of $3.00 per share (the “Special Dividend”), which was paid on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The aggregate payment made in connection with the Special Dividend was $104.9 million.
In connection with the Special Dividend, and in accordance with the terms of the Company’s Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), the Company adjusted outstanding equity awards in order to prevent dilution of such awards. Accordingly, the Company prevented dilution from the impact of the Special Dividend by adjusting the number of outstanding unvested RSUs and outstanding stock options, as well as the exercise price of such outstanding stock options, using a conversion ratio of 1.055, which was determined using a ratio of the closing and opening stock price of the Company’s common stock immediately prior to, and on, the ex-dividend date (the “Special Dividend Adjustment”).

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
The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2018, the Company has not issued and has no plans to issue any shares of preferred stock.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to purchase an additional $100 million of its common stock. As of December 31, 2018, the Company has repurchased approximately 2,558,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $39.09. As of December 31, 2018, there is $100 million of remaining authorization for purchases under the share repurchase program.
The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, the share repurchase program is subject to the Company having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.

(9) Revenue
The Company distributes its digital content offerings through two primary channels:
E-commerce: The majority of the Company’s customers license content directly through the Company’s self-service web properties. E-commerce customers have the flexibility to purchase a subscription-based plan that is paid on a monthly or annual basis or to license content on a transactional basis. These customers generally license content under the Company’s standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. E-commerce customers typically pay the full amount of the purchase price in advance or at the time of license, generally with a credit card.
Enterprise: Enterprise customers are mainly composed of creative professionals and large organizations with unique content, licensing and workflow needs. Customers of this size benefit from communication with dedicated sales professionals, service and research teams which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on the e-commerce platform.
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
The following table summarizes the Company’s revenue by distribution channel for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
E-Commerce	$365,730	$332,376	$318,916
Enterprise	254,809	208,713	164,384
Digital asset management (2)	2,711	16,022	11,017
Total Revenues	$623,250	$557,111	$494,317
(1)As previously discussed in Note 1, the Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. Historical revenue amounts reflect those previously reported and have not been restated.
(2)As previously discussed in Note 4, on February 26, 2018, the Company completed the Sale of Webdam. 2018 amounts include revenue earned during the period from January 1, 2018 through February 26, 2018.

The Company’s deferred revenue balance decreased from $157.8 million at December 31, 2017 to $139.6 million at December 31, 2018. This decrease was primarily the result of (i) the adoption of ASC 2014-09 which reduced deferred revenue by $9.9 million on January 1, 2018, and (ii) $10.2 million resulting from the Sale of Webdam, partially offset by an increase in deferred revenue due to the ongoing operations of the Company. The December 31, 2018 deferred revenue balance will be earned as digital content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $133.3 million of total revenue recognized for the year ended December 31, 2018 was reflected in deferred revenue as of January 1, 2018.

(10) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options, RSUs granted under the 2012 Plan and sales of shares of common stock under the 2012 ESPP, based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$523	$795	$1,938
Sales and marketing	2,218	4,452	5,444
Product development	5,815	6,162	7,681
General and administrative	15,313	13,549	13,017
Total	$23,869	$24,958	$28,080

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock Options	$6,009	$6,364	$7,295
Restricted Stock Units	17,860	18,594	20,179
ESPP	—	—	606
Total	$23,869	$24,958	$28,080
2012 Omnibus Equity Incentive Plan
On October 10, 2012, the Company’s 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan was initially 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s Board of Directors. Any awards issued under the 2012 Plan that are forfeited by the participant will become available for future grant under the 2012 Plan. The number of shares of common stock available under the 2012 Plan was automatically increased by approximately 1,041,000 and 1,044,000 shares on January 1, 2018 and 2017, respectively, pursuant to the automatic increase provisions of the 2012 Plan.
Stock Option Awards
The following is a summary of stock option awards and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2017	1,183,130	$55.14
Options granted	19,041	47.80
Special Dividend Adjustment	59,074	—
Options exercised	(91,205)	26.91
Options canceled or expired	(43,585)	53.85
Options outstanding at December 31, 2018	1,126,455	$54.46

Options exercisable at December 31, 2018	343,624	$33.91
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	As of December 31,
	2018	2017
Stock options outstanding	$2,500	$6,400
Stock options exercisable	1,800	3,600
Stock options vested and expected to vest	$2,500	$6,400
The intrinsic value of stock options exercised for the years ended December 31, 2018, 2017 and 2016 was approximately $2.0 million, $1.6 million and $10.6 million, respectively.

The following weighted average assumptions were used in the fair value calculation for the years ended December 31, 2018, 2017 and 2016:

	Year Ended Year Ended December 31,
	2018	2017	2016
Expected term (in years)	6.3	6.2	6.3
Volatility	47.8%	50.0%	52.5%
Risk-free interest rate	2.625%	2.15%	1.48%
Dividend yield	—	—	—
Valuation Data:
Weighted average fair value per share granted	$23.64	$24.19	$19.03
On April 24, 2014, the Company granted 500,000 stock options with a market-based condition to its Chief Executive Officer (“CEO”). The stock options have an exercise price of $80.94 per share and will not vest or become exercisable unless (i) the CEO remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company’s common stock equals or exceeds $161.88 per share for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive provided that the CEO remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $21.6 million and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion of the requisite service period, no charge will be reversed. In conjunction with the Special Dividend Adjustment, the Company adjusted the number of stock options to approximately 527,000 from 500,000 and the exercise price of each option to $76.73, from $80.94 pursuant to the anti-dilution provisions of the 2012 Plan.  The market-based conditions required for vesting remain unchanged.
As of December 31, 2018, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $7.9 million, which is expected to be recognized through fiscal year 2022.
Restricted Stock Units Awards
The following table presents a summary of the Company’s RSUs activity for the year ended December 31, 2018:

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2017	1,173,160	$43.79
Units granted	576,192	47.92
Special Dividend Adjustment	59,888	—
Units vested	(402,734)	42.18
Units canceled or forfeited	(343,181)	43.56
Non-vested balance at December 31, 2018	1,063,325	$44.23

Non-vested and deferred balance at December 31, 2018	1,084,453	$44.49
On April 24, 2014, the Company granted 100,000 restricted stock units with a market-based condition to its CEO. The restricted stock units will vest only if (i) the reporting person remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company's common stock equals or exceeds $161.88 for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive; provided that the reporting person remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $5.8 million and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion of the requisite service period, no charge will be reversed. In conjunction with the Special Dividend Adjustment, the Company adjusted the number of restricted stock units to approximately 105,000 from 100,000, pursuant to the anti-dilution provisions of the 2012 Plan.  The market-based conditions required for vesting remain unchanged.

As of December 31, 2018, the total unrecognized compensation charge related to the restricted stock units is approximately $30.2 million, which is expected to be recognized through fiscal 2022.
Employee Stock Purchase Plan
On October 10, 2012, the Company’s 2012 ESPP became effective and on December 1, 2016, the Company suspended the plan.
The 2012 ESPP provided participating employees with the option to purchase common stock through payroll deductions of up to 15% of eligible compensation and a maximum purchase of 1,000 shares during each offering period. The common stock was purchased at 85% of the lower of the fair market value of common stock on (1) the first trading day of the offering period, or (2) the last day of the offering period. The offering periods generally started on the first trading day on or after June 1 and December 1 of each year. From inception to date, approximately 233,000 shares have been issued under the 2012 ESPP.
The Company estimated the fair value of purchase rights under the 2012 ESPP on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Year Ended Year Ended December 31,
2016
Expected term (in years)	0.5
Volatility	59.1%
Risk-free interest rate	0.46%
Dividend yield	—

(11) Other (Expense)/Income, net
The following table presents a summary of the Company’s other (expense) / income activity included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Foreign currency (loss) / gain	$(1,807)	$2,841	$(167)
Change in contingent consideration fair value	—	—	(1,271)
Impairment of long-term investment asset	(5,881)	—	—
Interest income	2,736	891	149
Other (expense) / income, net	$(4,952)	$3,732	$(1,289)

(12) Income Taxes
The Company’s geographical breakdown of its income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$68,596	$24,558	$38,549
Foreign	(2,483)	5,523	5,948
Income before income taxes	$66,113	$30,081	$44,497

The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current provision (benefit):
Federal	$7,670	$(4,813)	$6,389
State and local	4,800	112	852
Foreign	5,226	5,564	2,861
Deferred provision (benefit):
Federal	(2,901)	14,578	3,376
State and local	(164)	523	(34)
Foreign	(3,205)	(2,610)	(1,575)
Provision for income taxes	$11,426	$13,354	$11,869
The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. income tax at federal statutory rate	21.0%	35.0%	35.0%
Tax credits	(5.4)	(4.0)	(12.0)
State and local taxes, net of federal benefit	1.9	2.1	2.9
Equity-based compensation(1)	(0.4)	1.9	2.1
Foreign rate differential	0.5	(2.3)	(1.8)
Foreign-derived intangible income deduction	(3.7)	—	—
Uncertain tax positions	3.6	5.2	(0.4)
Transition tax related to TCJA	(0.3)	2.6	—
U.S. Federal rate change related to TCJA	—	12.4	—
Domestic production activities deduction	—	(9.8)	—
Non-deductible—other	0.1	1.3	0.9
Total provision for income taxes	17.3%	44.4%	26.7%

(1)
Included in this amount for the years ended December 31, 2018 and 2017 is the impact of windfall/shortfall related to stock option exercises and RSU vestings that were reflected in additional paid-in capital, prior to the adoption of ASU 2016-09 on January 1, 2017. All periods presented include the impact of non-deductible stock-based compensation expenses.

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

The tax effect of the Company’s temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Non-cash equity-based compensation	$9,383	$8,342
Intangible amortization	3,252	4,555
Non-income tax accruals	3,087	2,887
Deferred rent	2,537	2,484
Other liabilities	6,523	2,895
Deferred tax assets	24,782	21,163
Deferred tax liabilities:
Depreciation and amortization	(12,484)	(12,888)
Net deferred tax assets	$12,298	$8,275
The non-cash equity-based compensation for the Company includes a deferred tax asset of $5.6 million associated with the performance-based grant of stock options and restricted stock units to the Company’s Chief Executive Officer.
The following table summarizes changes to the Company’s unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance of unrecognized tax benefits at January 1	$2,966	$1,455	$1,479
Gross additions for tax positions for prior years	332	1,412	886
Gross additions for tax positions for current year	3,476	273	360
Gross expirations	(928)	(174)	(1,270)
Balance of unrecognized tax benefits at December 31	$5,846	$2,966	$1,455
The total amount of gross unrecognized tax benefits was $5.4 million, which, if recognized, would impact the Company’s effective tax rate in future periods. The liability for unrecognized tax benefits is included in other non-current liabilities.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. Interest and penalties included in the company’s provision for income taxes were not material in all the periods presented.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company is currently under examination by the German Tax Office for years 2013 - 2015, by New York City for 2015 - 2017 and Illinois for 2015 - 2016. The Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for years before 2013. The Company anticipates that the total unrecognized tax benefits to reverse in the next fiscal year will not be material.
As of December 31, 2018, the Company has $9.1 million and $7.8 million in tax net operating loss carryforwards in Canada and the U.K., respectively, which are available to reduce future income taxes, none of which are expected to expire un-utilized.
As of December 31, 2018, the Company had approximately $12.7 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. An estimate of the associated unrecognized deferred tax liability related to these undistributed earnings is $1.3 million.

(13) Net Income Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested RSUs and stock options. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested RSUs and stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for fiscal 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$54,687	$16,727	$32,628
Shares used to compute basic net income per share	34,935	34,627	35,114
Dilutive potential common shares:
Stock options and employee stock purchase plan shares	117	388	441
Unvested restricted stock awards	368	276	306
Shares used to compute diluted net income per share	35,420	35,291	35,861
Basic net income per share	$1.57	$0.48	$0.93
Diluted net income per share	$1.54	$0.47	$0.91

Potentially dilutive shares included in the calculation	1,285	1,384	1,954
Anti-dilutive shares excluded from the calculation	1,020	1,325	999

(14) Segment and Geographic Information
Segment Financial Information
The following table summarizes segment information for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Content Segment	Other and Corporate	Consolidated
December 31, 2018
Revenue (1)	$620,539	$2,711	$623,250
Operating Expenses(2)	490,985	99,813	590,798
Income from Operations	129,554	(97,102)	32,452
December 31, 2017
Revenue (1)	541,088	16,023	557,111
Operating Expenses(2)	417,507	113,255	530,762
Income from Operations	123,581	(97,232)	26,349
December 31, 2016
Revenue (1)	483,278	11,039	494,317
Operating Expenses(2)	364,631	83,900	448,531
Income from Operations	$118,647	$(72,861)	$45,786

(1)	Effective January 1, 2018 the Company adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

(2)
Other and corporate operating expenses include unallocated corporate expenses of approximately $97.8 million, $96.5 million and $67.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. Unallocated corporate expenses primarily relate to shared operational support functions and general and administrative functions of human resources, legal, finance and information technology.

Asset information on a segment basis is not disclosed as this information is not separately identified or internally reported to the Company’s CODM.

Geographic Financial Information
The following represents the Company’s geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2018	2017	2016
North America	$230,890	$218,865	$197,650
Europe	207,634	181,693	161,906
Rest of the world	184,726	156,553	134,761
Total revenue	$623,250	$557,111	$494,317
Included in North America is the United States which comprises approximately 34% of total revenue for the year ended December 31, 2018, and 35% of total revenue for the years ended December 31, 2017 and 2016. Included in Europe is the United Kingdom which accounts for approximately 8% of total revenue for the year ended December 31, 2018. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2018	2017
North America	$71,758	$83,027
Europe	4,371	2,599
Rest of world	59	72
Total long-lived tangible assets	$76,188	$85,698
Included in North America is the United States, which comprises 88% and 92% of total long-lived tangible assets as of December 31, 2018 and 2017, respectively.

(15) Commitments and Contingencies
Lease Commitments and Other Obligations
Future minimum lease payments under non-cancelable operating leases and other unconditional cash obligations as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Other Obligations
2019	$9,913	$29,758
2020	8,762	27,056
2021	7,493	13,770
2022	6,829	3,333
2023	6,082	—
Thereafter	39,481	—
Total minimum lease payments	$78,560	$73,917
Lease Commitments
The Company leases facilities under agreements accounted for as operating leases. Rental expense for operating leases for the years ended December 31, 2018, 2017 and 2016 was approximately $9.2 million, $8.5 million and $7.2 million, respectively. Some leases have defined escalating rent provisions, which are expensed over the term of the related lease on a straight-line basis commencing with the date of possession. Any rent allowance or abatement is netted in this calculation. The majority of leases require payment of real estate taxes and operating expense increases.
The Company leases its corporate headquarters in New York, New York, which lease is scheduled to expire in 2029 and the aggregate future minimum lease payments are approximately $67.4 million. The Company also entered into a letter of credit in the amount of $2.6 million as a security deposit for the corporate headquarters’ lease. The letter of credit is collateralized by $2.6 million of cash and as such, is deemed to be restricted cash and is included in other assets on the Consolidated Balance Sheets as of December 31, 2018.
Other Obligations
As of December 31, 2018, the Company had other obligations of approximately $73.9 million, which consisted primarily of unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses.
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
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2018, the Company has recorded no liabilities related to indemnification for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

(16) Unaudited Quarterly Financial Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2018. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented.

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017

	(in thousands, except per share data)
Revenue(1) (2)	$162,072	$151,575	$156,584	$153,019	$151,829	$141,063	$133,995	$130,224
Operating expenses(3):
Cost of revenue	68,829	66,461	67,891	64,490	64,590	58,812	57,289	52,411
Sales & marketing	43,034	41,028	42,018	40,368	40,844	36,008	37,109	32,503
Product development	11,689	14,032	16,728	16,448	15,210	13,340	12,892	11,044
General and administrative	22,881	23,355	24,322	27,224	23,994	27,333	23,420	23,963
Total operating expenses	146,433	144,876	150,959	148,530	144,638	135,493	130,710	119,921
Income from operations	15,639	6,699	5,625	4,489	7,191	5,570	3,285	10,303
Gain on Sale of Webdam	—	—	—	38,613	—	—	—	—
Other income / (expense), net(4)	1,048	217	(7,019)	802	1,637	130	1,510	455
Income / (Loss) before income taxes	16,687	6,916	(1,394)	5,291	8,828	5,700	4,795	10,758
Provision / (Benefit) for income tax(5)	1,774	(531)	(1,140)	11,323	6,772	698	1,729	4,155
Net income available to common stockholders	$14,913	$7,447	$(254)	$(6,032)	$2,056	$5,002	$3,066	$6,603
Net income per common share available to common stockholders:
Basic	$0.43	$0.21	$(0.01)	$0.94	$0.06	$0.14	$0.09	$0.19
Diluted	$0.42	$0.21	$(0.01)	$0.92	$0.06	$0.14	$0.09	$0.19
Weighted average common shares outstanding:
Basic	35,047	34,991	34,913	34,784	34,686	34,643	34,581	34,597
Diluted	35,421	35,570	34,913	35,318	35,149	35,177	35,250	35,595
____________________________________________________________________________

(1)
The Company has recorded certain immaterial adjustments to its unaudited consolidated financial statements for the correction of errors related to prior periods, as follows: (i) During the third quarter of 2018, to decrease enterprise revenue by approximately $0.8 million; (ii) During the second quarter of 2018 to increase enterprise revenue by approximately $0.4 million and to increase general and administrative expense by approximately $0.8 million; (iii) During the third quarter of 2017, to increase enterprise revenue by approximately $0.9 million; and, (iv) During the second quarter of 2017, to reduce enterprise revenue by approximately $0.6 million and increase general and administrative expense by approximately $0.1 million. The Company has concluded that the impact of the adjustments recorded during 2018 but related to prior years is not material to the results of operations or financial position for the periods in which these adjustments were recorded nor any prior period financial statements.

(2)	Effective January 1, 2018 the Company adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

(3)	Includes non-cash equity-based compensation of $23,869 and $24,958 for the years ended December 31, 2018 and 2017, respectively.

(4)
Includes the impairment of a long-term investment asset; changes in fair value of contingent consideration related to the PremiumBeat acquisition; transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries’ functional currencies; and interest income and expense, which is not material in any period presented.

(5)
Included in the provision for income taxes for the three months ended December 31, 2017 is approximately $3.7 million of non-cash charges related to a remeasurement of deferred tax assets related to the change in U.S. tax rates from 35% to 21% and approximately $0.8 million of cash charges related to a one-time U.S. cash tax for unrepatriated foreign earnings related to the TCJA.

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Registration Rights Agreement, dated as of October 5, 2012, between the Registrant and the investors listed on Schedule 1 thereto.	S-1/A	333-181376	4.2	October 5, 2012
10.1	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3	June 29, 2012
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.6(a)	§	Employment Agreement by and between Shutterstock, Inc. and Steven Berns dated August 5, 2015.	8-K	001-35669	10.1	August 6, 2015
10.6(b)	§	Amendment to Employment Agreement by and between Shutterstock, Inc. and Steven Berns, effective March 1, 2017.	10-K	001-35669	10.1	February 27, 2017
10.7		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.8		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.9		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.10		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.11	§**	Shutterstock, Inc. Director Compensation Policy
10.12	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.13	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.14	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.15	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.16	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016
10.17	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.19	§	Employment Agreement, dated June 5, 2016 between the Company and David Giambruno	10-Q	001-35669	10.1	May 3, 2017
10.20	§	Transition Agreement and General Release, dated August 3, 2017 between Shutterstock, Inc. and David Giambruno	8-K	001-35669	10.1	August 4, 2017

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.21	§	Employment Agreement, dated April 15, 2016 between the Company and Jeff Weiser	10-Q	001-35669	10.2	May 3, 2017
10.22	§	Mutual Separation Agreement and General Release, dated October 26, 2017, between the Company and Jeff Weiser	10-K	001-35669	10.24	February 22, 2018
10.23	§	Employment Agreement, dated April 26, 2016 between the Company and Matthew Jagoda	10-Q	001-35669	10.3	May 3, 2017
10.24	§	Mutual Separation Agreement and General Release, dated March 6, 2017, between the Company and Matthew Jagoda	10-Q	001-35669	10.4	May 3, 2017
10.25	§	Offer Letter, dated November 15, 2016, between the Company and Steven Ciardiello	10-Q	001-35669	10.5	May 3, 2017
10.26	§	Employment Agreement, dated December 7, 2016 between the Company and Martin Brodbeck	10-Q	001-35669	10.1	April 26, 2018
10.27	§	Employment Agreement, dated June 27, 2017 between the Company and Lisa Nadler	10-Q	001-35669	10.2	April 26, 2018
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

SHUTTERSTOCK, INC.
Dated: February 26, 2019	By:	/s/ JONATHAN ORINGER
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

Signature	Title	Date

/s/ JONATHAN ORINGER	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
Jonathan Oringer
/s/ STEVEN BERNS	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Steven Berns
/s/ STEVEN CIARDIELLO	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Steven Ciardiello
/s/ DEIRDRE M. BIGLEY	Director	February 26, 2019
Deirdre M. Bigley
/s/ JEFF EPSTEIN	Director	February 26, 2019
Jeff Epstein
/s/ THOMAS R. EVANS	Director	February 26, 2019
Thomas R. Evans
/s/ PAUL J. HENNESSY	Director	February 26, 2019
Paul J. Hennessy