Form 10-Q
period 2019-03-31
Shutterstock, Inc.
filed 2019-04-25
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2019
Common Stock, $0.01 par value per share	35,215,629

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2019

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition, new or planned features, products or services, or management strategies. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. However, not all forward-looking statements contain these words. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 26, 2019, and in our consolidated financial statements, related notes, and the other information appearing elsewhere in such report, this report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$240,141	$230,852
Accounts receivable, net	45,449	41,028
Prepaid expenses and other current assets	35,378	34,841
Total current assets	320,968	306,721
Property and equipment, net	72,553	76,188
Right-of-use assets	46,313	—
Intangible assets, net	29,048	29,540
Goodwill	88,889	88,576
Deferred tax assets, net	11,636	12,375
Other assets	18,090	18,088
Total assets	$587,497	$531,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,941	$7,212
Accrued expenses	53,887	51,385
Contributor royalties payable	25,156	22,971
Deferred revenue	137,368	139,604
Other current liabilities	10,858	2,131
Total current liabilities	232,210	223,303
Deferred tax liability, net	—	77
Lease liabilities	48,591	—
Other non-current liabilities	11,712	21,441
Total liabilities	292,513	244,821
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 37,759 and 37,618 shares issued and 35,201 and 35,060 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	378	376
Treasury stock, at cost; 2,558 shares as of March 31, 2019 and December 31, 2018	(100,027)	(100,027)
Additional paid-in capital	292,458	291,710
Accumulated comprehensive loss	(6,426)	(6,471)
Retained earnings	108,601	101,079
Total stockholders’ equity	294,984	286,667
Total liabilities and stockholders’ equity	$587,497	$531,488
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$163,332	$153,019

Operating expenses:
Cost of revenue	69,218	64,490
Sales and marketing	44,446	40,368
Product development	14,986	16,448
General and administrative	26,583	27,224
Total operating expenses	155,233	148,530
Income from operations	8,099	4,489
Gain on Sale of Webdam	—	38,613
Other income, net	896	802
Income before taxes	8,995	43,904
Provision for income taxes	1,473	11,323
Net income	$7,522	$32,581

Earnings per share:
Basic	$0.21	$0.94
Diluted	$0.21	$0.92

Weighted average shares outstanding:
Basic	35,114	34,784
Diluted	35,491	35,318
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$7,522	$32,581
Foreign currency translation gain	45	1,075
Other comprehensive income	45	1,075
Comprehensive income	$7,567	$33,656

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	37,618	$376	2,558	$(100,027)	$291,710	$(6,471)	$101,079	$286,667
Equity-based compensation	—	—	—	—	4,624	—	—	4,624
Issuance of common stock in connection with employee stock option exercises and RSU vesting	229	3	—	—	214	—	—	217
Common shares withheld for settlement of taxes in connection with equity-based compensation	(88)	(1)	—	—	(4,090)	—	—	(4,091)
Other comprehensive loss	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	7,522	7,522
Balance at March 31, 2019	37,759	$378	2,558	$(100,027)	$292,458	$(6,426)	$108,601	$294,984

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	37,270	$373	2,558	$(100,027)	$272,657	$(3,557)	$145,139	$314,585
Cumulative Effect of Accounting Change (See Note 1)	—	—	—	—	—	—	6,178	6,178
Balance at January 1, 2018	37,270	$373	2,558	$(100,027)	$272,657	$(3,557)	$151,317	$320,763
Equity-based compensation	—	—	—	—	5,606	—	—	5,606
Issuance of common stock in connection with employee stock option exercises and RSU vesting	252	3	—	—	1,176	—	—	1,179
Common shares withheld for settlement of taxes in connection with equity-based compensation	(83)	(1)	—	—	(4,039)	—	—	(4,040)
Other comprehensive loss	—	—	—	—	—	1,075	—	1,075
Net income	—	—	—	—	—	—	32,581	32,581
Balance at March 31, 2018	37,439	$375	2,558	$(100,027)	$275,400	$(2,482)	$183,898	$357,164
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,522	$32,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,916	10,943
Deferred taxes	699	(1,644)
Non-cash equity-based compensation	4,624	5,606
Gain on Sale of Webdam	—	(38,613)
Bad debt expense	(632)	238
Changes in operating assets and liabilities:
Accounts receivable	(3,812)	561
Prepaid expenses and other current and non-current assets	(2,782)	(7,688)
Accounts payable and other current and non-current liabilities	1,994	15,247
Contributor royalties payable	2,138	3,027
Deferred revenue	(1,958)	836
Net cash provided by operating activities	$19,709	$21,094

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,253)	(14,975)
Acquisition of businesses, net of cash acquired	—	(845)
Proceeds from Sale of Webdam, net	2,500	42,338
Other investments / advances	—	(15,000)
Acquisition of digital content	(545)	(635)
Security deposit release	—	34
Net cash used in investing activities	$(5,298)	$10,917

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	214	1,185
Cash paid related to settlement of employee taxes related to RSU vesting	(4,090)	(4,033)
Net cash used in financing activities	$(3,876)	$(2,848)

Effect of foreign exchange rate changes on cash	(1,246)	2,291
Net increase in cash, cash equivalents and restricted cash	9,289	31,454

Cash, cash equivalents and restricted cash, beginning of period	233,465	256,041
Cash, cash equivalents and restricted cash, end of period	$242,754	$287,495

Supplemental Disclosure of Cash Information:
Cash paid / (received) for income taxes	$305	$(1,835)
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc., together with its subsidiaries (collectively, the “Company” or “Shutterstock”), is a global technology company offering a creative platform, which provides high-quality digital content, tools and services to creative professionals. The digital content licensed by the Company’s customers includes: (a) imagery, consisting of licensed photographs, vectors, illustrations and video clips, which is used in visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) music, consisting of high-quality music tracks and sound effects, which is often used to complement digital imagery. The Company licenses content to its customers. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity. The Company also offered digital asset management services through its cloud-based digital asset management platform (“Webdam”). As discussed in Note 3, on February 26, 2018, the Company completed a sale transaction, pursuant to which the buyer in the transaction acquired certain assets and assumed certain contracts and liabilities which constituted the Company’s digital asset management business (the “Sale of Webdam”).
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
The interim Consolidated Balance Sheet as of March 31, 2019, Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for the three months ended March 31, 2019 and 2018, are unaudited. The Consolidated Balance Sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2019, its consolidated results of operations and comprehensive income for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 26, 2019. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include, but are not limited to, the determination of the allowance for doubtful accounts, the volume of expected unused licenses for our subscription-based products, the assessment of recoverability of property and equipment, the fair value of acquired goodwill and intangible assets, the grant-date fair value of non-cash equity-based compensation, the assessment of recoverability of deferred tax assets, the measurement of income tax and contingent non-income tax liabilities and the determination of the incremental borrowing rate to calculate the lease liability.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019	As of December 31, 2018
Cash and cash equivalents	$240,141	$230,852
Restricted cash	2,613	2,613
Total cash, cash equivalents and restricted cash	$242,754	$233,465
The Company’s cash and cash equivalents consist primarily of (i) cash on hand and bank deposits and (ii) money market accounts. These assets are stated at cost, which approximates fair value.
The Company’s restricted cash relates to security deposits related to the lease for its headquarters in New York City, which expires in 2029. The carrying value of restricted cash approximates fair value. Restricted cash is included as a component of other assets on the Consolidated Balance Sheets.
Allowance for Doubtful Accounts
The Company’s accounts receivable consists of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. During the three months ended March 31, 2019, the Company reduced its allowance for doubtful accounts which included a $0.6 million benefit recorded to bad debt expense and $0.1 million related to write-offs and other adjustments. As of March 31, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was approximately $4.0 million and $4.7 million, respectively, which was included as a reduction of accounts receivable.
Chargeback and Sales Refund Allowance
The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2019 and December 31, 2018, the Company’s combined allowance for chargebacks and sales refunds was $0.3 million and $0.3 million, respectively, which was included in other liabilities.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2014-09, as amended (“ASU 2014-09”), on January 1, 2018 using the modified retrospective approach, and prior period amounts were not restated. The effect of adoption of this new guidance on the Consolidated Balance Sheet as of January 1, 2018 was to reduce (i) prepaid expenses and other current assets by $3.7 million and (ii) deferred revenues by $9.9 million, with an offsetting $6.2 million increase in 2018 opening retained earnings.
Leasing
The Company records rent expense on a straight-line basis over the term of the related lease. Prior to the adoption of FASB ASU 2016-02, Leases (Topic 842), as amended (“ASC 842”), the difference between the rent expense recognized and the actual payments made in accordance with the operating lease agreement was recognized as a deferred rent liability on the Company’s balance sheet. As of December 31, 2018, the Company had deferred rent of $11.3 million, which is included in other non-current liabilities in the Consolidated Balance Sheet.

Effective January 1, 2019, the Company adopted ASC 842. In accordance with ASC 842, the Company first determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. This standard requires the recognition of right-of-use (“ROU”) assets and lease liabilities for the Company’s operating leases. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. The Company has also elected not to recognize a lease liability or ROU asset for leases with a term of 12 months or less, and recognize lease payments for those short-term leases on a straight-line basis over the lease term in the Consolidated Statements of Operations. Operating leases are included in ROU assets, other current liabilities and lease liabilities (net of current portion) in the Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments under the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within the Company’s leases is generally not determinable and therefore the incremental borrowing rate at the lease commencement date is utilized to determine the present value of lease payments. The determination of the incremental borrowing rate requires judgment. Management determines the incremental borrowing rate for each lease using the Company’s estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The ROU asset also includes any lease prepayments, offset by lease incentives. Certain of the Company’s leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when the Company is reasonably certain that the option will be exercised. An option to terminate is considered unless the Company is reasonably certain the option will not be exercised.
Recently Adopted Accounting Standard Updates
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new lease standard would occur at the adoption date and a cumulative-effect adjustment, if any, would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with previous disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company has elected the practical expedients permitted under the transition guidance which enabled the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases. In addition, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this standard on January 1, 2019, the Company recognized a total lease liability in the amount of $58.0 million, representing the present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $46.7 million.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of March 31, 2019 or December 31, 2018.
Other Fair Value Measurements
Cash, accounts receivable, restricted cash, accounts payable and accrued expenses carrying amounts approximate fair value because of the short-term nature of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value.
Other Long-term Investments
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

ZCool is a variable interest entity that is not consolidated because the Company is not the primary beneficiary. The Preferred Shares are not deemed to be in-substance common stock and will be accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Preferred Shares will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by ZCool. As of March 31, 2019 and December 31, 2018, the Company’s total investment in ZCool is approximately $15.0 million, which is reported within Other assets on the Consolidated Balance Sheet.

(3) Sale of Digital Asset Management Business
On February 26, 2018, the Company completed the Sale of Webdam for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million transaction costs paid, was $44.3 million, inclusive of $2.5 million received during the three months ended March 31, 2019 from the release of funds from escrow. During the three months ended March 31, 2018, the Company recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2019	As of December 31, 2018
Computer equipment and software	$155,112	$148,104
Furniture and fixtures	10,028	10,020
Leasehold improvements	18,780	18,822
Property and equipment	183,920	176,946
Less accumulated depreciation	(111,367)	(100,758)
Property and equipment, net	$72,553	$76,188
Depreciation and amortization expense related to property and equipment was $10.6 million and $9.5 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $6.5 million and $9.6 million for the three months ended March 31, 2019 and 2018, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $7.3 million and $5.4 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations.
As of March 31, 2019 and December 31, 2018, the Company had capitalized internal-use software of $47.4 million and $48.2 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Bigstock, Editorial, Images and Music reporting units and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the three months ended March 31, 2019.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the three months ended March 31, 2019 (in thousands):

Goodwill
Balance as of December 31, 2018	$88,576
Foreign currency translation adjustment	313
Balance as of March 31, 2019	$88,889

Intangible Assets
Intangible assets consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$17,649	$(7,744)	9	$17,360	$(7,135)
Trade name	6,455	(3,980)	7	6,372	(3,719)
Developed technology	4,838	(3,844)	4	4,780	(3,633)
Contributor content	20,572	(5,150)	10	19,912	(4,653)
Patents	259	(88)	18	259	(84)
Domain name	160	(79)	13	160	(79)
Total	$49,933	$(20,885)		$48,843	$(19,303)
Amortization expense was $1.3 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $4.9 million for the remaining nine months of 2019, $5.9 million in 2020, $5.1 million in 2021, $3.4 million in 2022, $2.8 million in 2023, $2.7 million in 2024 and $4.2 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Compensation	$13,176	$15,153
Non-income taxes	8,782	7,885
Royalty tax withholdings	5,681	5,618
Other expenses	26,248	22,729
Total accrued expenses	$53,887	$51,385

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the three months ended March 31, 2019 and 2018, the Company issued approximately 141,000 and 169,000 shares of common stock, respectively, primarily related to the exercise of stock options and the vesting of Restricted Stock Units (“RSUs”).
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock. During the three months ended March 31, 2019 and 2018, the Company did not repurchase any shares of its common stock under the share repurchase program. As of March 31, 2019, the Company had $100 million of remaining authorization for purchases under the share repurchase program.
The Company expects to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, the share repurchase program is subject to the Company having available cash to fund repurchases. Under the program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards, including employee stock options and RSUs granted under the 2012 Plan, based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$85	$174
Sales and marketing	582	427
Product development	1,175	1,477
General and administrative	2,782	3,528
Total	$4,624	$5,606
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$891	$1,466
RSUs	3,733	4,140
Total	$4,624	$5,606

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the three months ended March 31, 2019, the Company did not grant any options to purchase shares of its common stock. As of March 31, 2019, there were approximately 429,000 options vested and exercisable with a weighted average exercise price of $33.94. As of March 31, 2019, the total unrecognized compensation charge related to non-vested options was approximately $5.9 million, which is expected to be recognized through 2022.
Restricted Stock Unit Awards
During the three months ended March 31, 2019, the Company had net RSU forfeitures, after considering RSU grants, of approximately 52,000. As of March 31, 2019 there are approximately 788,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $44.67. As of March 31, 2019, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $24.0 million, which is expected to be recognized through 2022. On April 1, 2019, the Company granted approximately 365,000 RSUs with a grant date fair value of approximately $17.0 million.
During the three months ended March 31, 2019, shares of common stock with an aggregate value of $4.1 million were withheld upon vesting of RSUs and in connection with related remittance of employee withholding taxes to taxing authorities.
Grant of Performance Stock Units (“PSUs”)
On March 26, 2019, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company approved a new form of performance-based stock unit award agreement (the “Form PSU Award Agreement”) under the Company’s Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”). On April 1, 2019, the Company awarded approximately 202,000 target PSUs to certain of the Company’s officers. These awards will be measured against performance goals set by the Compensation Committee for each year during a three-year performance period starting on January 1, 2019, and ending on December 31, 2021.

(8) Revenue
The Company distributes its digital content offerings through two primary channels:
E-commerce: The majority of customers purchase content licenses directly through the Company’s e-commerce platforms. E-commerce customers have the flexibility to purchase a subscription plan that is paid on a monthly or annual basis or to purchase content licenses on a transactional basis. These customers generally license content under the Company’s standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. E-commerce customers typically pay the full amount of the purchase price in advance or at the time of license, generally with a credit card.
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
In addition to the Company’s digital content offerings, the Company has historically generated revenue through other channels:
Other: The Company’s other sales channel includes revenue from Webdam’s digital asset management offerings which included tools to help organizations manage, search, distribute and collaborate on creative and other brand-building activities. Effective February 26, 2018, the Company completed the Sale of Webdam. See Note 3 for further information on the Sale of Webdam.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s revenue by distribution channel for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
E-commerce	$98,113	$89,735
Enterprise	65,219	60,573
Other (1)	—	2,711
Total Revenues	$163,332	$153,019

(1)	On February 26, 2018, the Company completed the Sale of Webdam. 2018 amounts include revenue earned during the period from January 1, 2018 through February 26, 2018.
The March 31, 2019 deferred revenue balance will be earned as digital content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $67.3 million of total revenue recognized for the three months ended March 31, 2019 was reflected in deferred revenue as of December 31, 2018.

(9) Other Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Foreign currency (loss) / gain	$(161)	$319
Interest income	1,057	483
Total other income	$896	$802

(10) Income Taxes
The Company’s effective tax rates yielded a net expense of 16.4% and 25.8% for the three months ended March 31, 2019 and 2018, respectively.  In the three months ended March 31, 2019, the impact of discrete items decreased the effective tax rate for the three months ended March 31, 2019 by 1.2%. In the three months ended March 31, 2018, the Company incurred a discrete tax expense related primarily to the gain on Sale of Webdam, the net effect of which increased the effective tax rate for the three months ended March 31, 2018 by 9.6%.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to the international provisions enacted as part of the Tax Cuts and Jobs Act of 2017.
During the three months ended March 31, 2019 and 2018, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three months ended March 31, 2019 and 2018.
During the three months ended March 31, 2019, the Company paid net cash taxes of $0.3 million and during the three months ended March 31, 2018, the Company received net cash tax refunds of $1.8 million.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(11) Net Income Per Share
Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period, excluding unvested RSUs and stock options. Diluted net income per share is based upon the weighted average shares of common stock outstanding for the period plus dilutive potential shares of common stock, including unvested RSUs and stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$7,522	$32,581
Shares used to compute basic net income per share	35,114	34,784
Dilutive potential common shares
Stock options	105	116
Unvested restricted stock awards	272	418
Shares used to compute diluted net income per share	35,491	35,318
Basic net income per share	$0.21	$0.94
Diluted net income per share	$0.21	$0.92

Dilutive securities included in the calculation	979	1,425
Anti-dilutive securities excluded from the calculation	1,135	938

(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2019	2018
North America	$57,514	$56,958
Europe	55,485	51,934
Rest of the world	50,333	44,127
Total revenue	$163,332	$153,019

The United States, included in North America in the above table, accounted for 32% and 34% of consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	March 31,	December 31,
	2019	2018
North America	$67,440	$71,758
Europe	5,050	4,371
Rest of the world	63	59
Total long-lived tangible assets	$72,553	$76,188
The United States, included in North America in the above table, accounted for 86% and 88% of total long-lived tangible assets as of March 31, 2019 and December 31, 2018, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(13) Leases
The Company’s leases relate primarily to office facilities that expire on various dates from 2019 through 2029, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating lease costs, including insignificant costs related to short-term leases, were $2.7 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.
Additional information related to the Company’s leases as of and for the three months ended March 31, 2019, is as follows:

(in thousands, except lease term and discount rate)	March 31, 2019
Balance sheet information
ROU assets	$46,313

Lease liabilities, current	$9,060
Lease liabilities, non-current	48,591
Total lease liabilities	$57,651

Supplemental data
Weighted average remaining lease term	9.0 years
Weighted average discount rate	6.2%

Cash paid for amounts included in lease liabilities	$2,433
ROU assets obtained in exchange for lease obligations	$1,160

Maturities of lease liabilities as of March 31, 2019 were as follows:

(in thousands)	March 31, 2019
Year ending December 31,
2019 (remaining)	$7,386
2020	8,834
2021	7,620
2022	6,957
2023	6,208
Thereafter	39,591
Total undiscounted lease payments	76,596
Less: imputed interest	(18,945)
Total lease liabilities	$57,651
The Company’s most significant lease is for its headquarters in New York City, which was entered into in March 2013 and was amended in January 2016 (“ESB Lease”). As amended, the ESB Lease will expire in 2029, and the undiscounted remaining future minimum lease payments are approximately $66.1 million. The Company is also party to a $2.6 million letter of credit, as a security deposit for the ESB Lease, which is collateralized by an equivalent amount of cash, and is reported as restricted cash within other assets on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Fiscal year 2018 lease commitments in accordance with prior guidance
Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$9,913
2020	8,762
2021	7,493
2022	6,829
2023	6,082
Thereafter	39,481
Total minimum lease payments	$78,560

(14) Commitments and Contingencies
Unconditional purchase obligations and other obligations
As of March 31, 2019, the Company had total other non-lease obligations in the amount of approximately $71.5 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2019, the Company’s other obligations for the remainder of 2019 and for the years ending December 31, 2020, 2021, 2022 and 2023 were approximately $20.5 million, $30.4 million, $16.7 million and $3.9 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of March 31, 2019, the Company had recorded no material liabilities related to indemnification for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our interim consolidated unaudited financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 26, 2019.
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosure of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
Overview and Recent Developments
Shutterstock is a global technology company offering a creative platform, which provides high-quality digital content, tools and services to creative professionals. The digital content licensed by our customers includes: (a) imagery, consisting of licensed photographs, vectors, illustrations and video clips which is used in visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and video content; and (b) music, consisting of high-quality music tracks and sound effects, which is often used to complement digital imagery. We also offered digital asset management services through Webdam, our cloud-based digital asset management service, which we sold in February 2018 (“Sale of Webdam”).
Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. For customers seeking specialized content that goes beyond our library of stock content, our platform also connects customers with contributors who can produce custom branded content. More than 1.9 million active, paying customers contributed to our revenue for the twelve-month period ended March 31, 2019. As of March 31, 2019, more than 750,000 approved contributors made their images, video clips and music tracks available in our collection, which has grown to over 260 million images and over 14 million video clips as of March 31, 2019. This makes our collection of content one of the largest of its kind, and we delivered more than 45 million paid downloads across all of our brands during the three months ended March 31, 2019. We believe that we delivered the highest volume of commercial image downloads of any single brand in our industry during this period.
During the three months ended March 31, 2019, in addition to the increase in content provided by our contributors, the Company had the following significant events:

•
In January 2019, we announced that our contributor-facing website and mobile applications are now available in 21 languages, aligning with the languages already available on the Shutterstock customer-facing site and its new developer portal.

•
In January 2019, we launched our first brand marketing campaign in six years. The ‘It’s not stock, it’s Shutterstock’ message is designed to showcase the quality and depth of our creative asset library.

•	In March 2019, we launched in-app contributor registration for the mobile-first generation, making it easier than ever for iOS and Android users to sign up as a Shutterstock contributor.
Through our platform, we generate revenue by licensing content to our customers. During the three months ended March 31, 2019, 60% of our revenue was generated from e-commerce customers. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license. We also offer simple, affordable, smaller subscriptions and those where customers have an option to pay for individual content licenses at the time of delivery. Our enterprise customers generally include creative professionals and larger organizations or those with unique content, licensing and workflow needs. Our dedicated enterprise sales, service and research teams are able to provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform. Enterprise customers may also benefit from the creation of our custom branded content. Our enterprise customers provided approximately 40% of our revenue during the three months ended in March 31, 2019.
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
We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency and speed with which our search interfaces and algorithms help customers find and download the content that they need, the degree to which we make use of the large quantity of data we collect about image, video clip, music and search patterns, and the degree to which our websites have been localized for our global user base. To this end, we have invested aggressively in product development and cloud-based hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features. Finally, the number of approved and licensable images in the Shutterstock collection exceeded 260 million images and 14 million video clips as of March 31, 2019, making it one of the largest libraries of its kind.

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in millions, except revenue per download)
Paid downloads (during the period)	47.2	43.7
Revenue per download (during the period)	$3.42	$3.40
Content in Our Collection (end of period):
Images	260.5	186.9
Video Clips	14.3	9.9

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
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains a calculation of period-over-period revenue growth (including by distribution channel) on a constant-currency basis, which is a financial measure that has not been calculated in accordance with generally accepted accounting principles in the United States, or GAAP, and should be considered in addition to our results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, our results prepared in accordance with GAAP.
Revenue growth (including by distribution channel) on a constant-currency basis (expressed as a percentage) is calculated by determining the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.
Our management uses this non-GAAP financial measure, in conjunction with GAAP financial measures, as an operating measure to help evaluate our business and in making financial and operational decisions. Management believes that providing a measure of period-over-period revenue growth (including by distribution channel) on a constant-currency basis is useful to investors because it enables them to analyze and compare our revenue trends and overall business on the same basis as that which is used by management and because this metric eliminates the effect of foreign currency fluctuations that are not directly attributable to our underlying operating performance and are outside management’s control. Additionally, management believes that providing this non-GAAP financial measure enhances the comparability for investors in assessing our financial reporting. However, we caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions, and similarly-titled non-GAAP financial measures vary among companies. Accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, the volume of expected unused licenses for our subscription-based products, goodwill, intangibles, equity-based compensation and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe that the policies, assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, equity-based compensation, accounting for income taxes and goodwill and intangible assets have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that was filed with the SEC on February 26, 2019, or the 2018 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new leases standard would occur at the adoption date and a cumulative-effect adjustment would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with existing disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption.
Effective January 1, 2019, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) using a modified retrospective approach and, accordingly, balance sheet and income statement totals for all periods before January 1, 2019 reflect those previously reported under the prior accounting model and have not been restated.

See Note 1 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. Apart from the items described above, there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in the 2018 Form 10-K.
Key Components of Our Results of Operations
Revenue
We distribute our digital content offerings through two primary channels:
E-commerce: The majority of customers license content directly through our e-commerce platforms. E-commerce customers have the flexibility to purchase a subscription-based plan that is paid on a monthly or annual basis or to license content on a transactional basis. These customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. E-commerce customers typically pay the full amount of the purchase price in advance or at the time of license, generally with a credit card.
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

In addition to these digital content offerings, we have historically generated revenue through other channels:
Other: Our other sales channel includes revenue from Webdam’s digital asset management offerings which included tools to help organizations manage, search, distribute and collaborate on creative and other brand-building activities. On February 26, 2018, we completed the Sale of Webdam for an aggregate purchase price of $49.1 million.
The Company’s revenues by distribution channel for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2017
E-Commerce	$98,113	$89,735
Enterprise	65,219	60,573
Other(1)	—	2,711
Total Revenues	$163,332	$153,019

(1)	On February 26, 2018, we completed the Sale of Webdam. Consequently, 2018 includes revenues earned during the period January 1, 2018 through February 26, 2018.
Costs and Expenses
Cost of Revenue. Cost of revenue includes royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, infrastructure and hosting costs related to maintaining our creative platform and cloud-based software platform, amortization of content and technology intangible assets, allocated facility costs and other supporting overhead costs. Cost of revenue also includes employee compensation, including non-cash equity-based compensation, bonuses and benefits associated with infrastructure and hosting costs related to maintaining our creative platform and cloud-based software platform. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future to the extent that our revenue grows.
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
Other Income, net. Other income, net consists of non-operating costs such as foreign currency transaction gains and losses, interest income and expense, impairments related to a long-term investment asset, and prior to 2017, changes in the fair value of contingent consideration related to acquisitions. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of March 31, 2019, we have not recorded any such valuation allowances.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statements of Operations:
Revenue	$163,332	$153,019
Operating expenses:
Cost of revenue	69,218	64,490
Sales and marketing	44,446	40,368
Product development	14,986	16,448
General and administrative	26,583	27,224
Total operating expenses	155,233	148,530
Income from operations	8,099	4,489
Gain on Sale of Webdam	—	38,613
Other income, net	896	802
Income before taxes	8,995	43,904
Provision for income taxes	1,473	11,323
Net income	$7,522	$32,581
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2019	2018
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	42%	42%
Sales and marketing	27%	26%
Product development	9%	11%
General and administrative	16%	18%
Total operating expenses	95%	97%
Income from operations	5%	3%
Gain on Sale of Webdam	—%	25%
Other income, net	1%	1%
Income before taxes	6%	29%
Provision for income taxes	1%	7%
Net income	5%	21%
__________________________________
Note: Percent totals may not sum exactly, due to rounding

Comparison of the Three Months Ended March 31, 2019 and 2018
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$163,332	$153,019	$10,313	6.7%
Operating expenses:
Cost of revenue	69,218	64,490	4,728	7.3
Sales and marketing	44,446	40,368	4,078	10.1
Product development	14,986	16,448	(1,462)	(8.9)
General and administrative	26,583	27,224	(641)	(2.4)
Total operating expenses	155,233	148,530	6,703	4.5
Income from operations	8,099	4,489	3,610	80.4
Gain on Sale of Webdam	—	38,613	(38,613)	*
Other income, net	896	802	94	*
Income before income taxes	8,995	43,904	(34,909)	(79.5)
Provision for income taxes	1,473	11,323	(9,850)	*
Net income	$7,522	$32,581	$(25,059)	(76.9)%
__________________________________
*    Percentage change is not meaningful
Revenue
Revenue increased by $10.3 million, or 6.7%, to $163.3 million in the three months ended March 31, 2019 compared to the same period in 2018. Excluding the impact of foreign currency fluctuations, revenue increased 9.1% in the three months ended March 31, 2019, compared to the same period in 2018. In addition, the Company’s e-commerce and enterprise revenues increased by 9.3% and 7.7%, respectively, in the three months ended March 31, 2019, compared to the same period in 2018. On a constant currency basis, the Company’s e-commerce and enterprise revenues increased by 11.6% and 10.4%, respectively, in the three months ended March 31, 2019, compared to the same period in 2018.
During the three months ended March 31, 2019, we continued to grow our customer base and continued with initiatives focused on broadening our product offerings and adding functionality to our creative platform and increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We believe these actions and initiatives will lead to increased and sustained customer engagement in the future. The increased revenue was partially offset by the absence of revenue from Webdam during the quarter, as a result of the Sale of Webdam in February 2018. We did not recognize revenue from Webdam in the three months ended March 31, 2019, compared to $2.7 million for the three months ended March 31, 2018.
In the three months ended March 31, 2019 and 2018, we delivered 47.2 million and 43.7 million paid downloads, respectively, and our revenue per download increased to $3.42 for the three months ended March 31, 2019 from $3.40 for the three months ended March 31, 2018.
Our revenue growth by region was as follows: revenue from outside Europe and North America increased by $6.2 million, or 14.1%, to $50.3 million, revenue from Europe increased by $3.6 million, or 6.8%, to $55.5 million and revenue from North America increased by $0.6 million, or 1.0%, to $57.5 million in the three months ended March 31, 2019 compared to the same period in 2018.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $4.7 million, or 7.3%, to $69.2 million in the three months ended March 31, 2019 compared to the same period in 2018. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download, increased $2.6 million, or 6.3%, which is in line with the increase in revenues for the three months ended March 31, 2019. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses, and depreciation and amortization expense increased by $1.9 million to $14.7 million for the three months ended March 31, 2019 compared to the same period in 2018, driven primarily by the depreciation and amortization of infrastructure, hardware and software assets acquired, developed and purchased in recent periods.
Sales and Marketing. Sales and marketing expenses increased by $4.1 million, or 10.1%, to $44.4 million in the three months ended March 31, 2019 compared to the same period in 2018. Expenses related to performance and brand advertising, the largest component of our sales and marketing expenses, increased by $3.7 million, as compared to the prior year, as a result of increased spending on affiliate, search advertising and other new channels and are in line with the increase in revenues for the three months ended March 31, 2019. We anticipate that our total sales and marketing spend will continue to increase in absolute dollars for the foreseeable future as we continue to pursue growth through new customers, products, markets and geographies.
Product Development. Product development expenses decreased by $1.5 million, or 8.9%, from $16.4 million for the three months ended March 31, 2018 to $15.0 million for the three months ended March 31, 2019. This decrease was driven by an approximately $4.0 million reduction in employee related costs, net of capitalized labor. The decline was partially offset by an increase of $2.5 million in software and other technology used to support our product development initiatives for the three months ended March 31, 2019, as compared to the prior year. We anticipate this level of product development expenses, of which a portion will continue to be capitalized, to continue for the foreseeable future as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
General and Administrative. General and administrative expenses decreased by $0.6 million, or 2.4%, to $26.6 million in the three months ended March 31, 2019 compared to the same period in 2018. The change was driven by a reduction in bad debt expense for the three months ended March 31, 2019.
Gain on Sale of Webdam. On February 26, 2018, the Company completed the Sale of Webdam, for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million in transaction costs paid, was $44.3 million, inclusive of $2.5 million received from the release of funds from escrow during the three months ended March 31, 2019. During the three months ended March 31, 2018, management recognized a pre-tax gain on the sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
Other Income, net. In the three months ended March 31, 2019, approximately $1.1 million of other income consisted of interest income which was partially offset by $0.2 million of unfavorable foreign exchange fluctuations. During the three months ended March 31, 2018, approximately $0.5 million of other income consisted of interest income and approximately $0.3 million consisted of favorable foreign exchange fluctuations.
Income Taxes. Income tax expense decreased by $9.9 million for the three months ended March 31, 2019 as compared to the same period in 2018. Our effective tax rates yielded an expense of 16.4% and 25.8% for the three months ended March 31, 2019 and 2018, respectively.
For the three months ended March 31, 2018, we incurred a net discrete tax expense related primarily to the gain on Sale of Webdam, the effect of which increased the effective tax rate by 9.6%. Excluding the discrete items, our effective tax rate would have been 16.2% for the three months ended March 31, 2018.

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

Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents totaling $240.1 million which primarily consisted of bank balances and money market mutual funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Sale of Webdam
On February 26, 2018, we completed the Sale of Webdam for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million in transaction costs paid, was $44.3 million, inclusive of $2.5 million received from the release of funds from escrow during the three months ended March 31, 2019. We recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
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
As of March 31, 2019, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. During the three months ended March 31, 2019, we did not repurchase any shares of our common stock under the share repurchase program. As of March 31, 2019, we had $100 million of remaining authorization for share repurchases under this program.
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
During the three months ended March 31, 2019, shares with an aggregate value of $4.1 million were withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of March 31, 2019.

Cash Flows
The following table summarizes our cash flow data for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$19,709	$21,094
Net cash (used in) / provided by investing activities	$(5,298)	$10,917
Net cash used in financing activities	$(3,876)	$(2,848)
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
Net cash provided by operating activities was $19.7 million for the three months ended March 31, 2019, compared to $21.1 million for the three months ended March 31, 2018. In the three months ended March 31, 2019, operating cash flows were unfavorably impacted by changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. In addition, as it relates to cash taxes, the Company paid net cash taxes of $0.3 million for the three months ended March 31, 2019, and during the three months ended March 31, 2018, the Company received net cash tax refunds of $1.8 million.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2019 was $5.3 million, consisting primarily of capital expenditures of $7.3 million for internal-use software and website development costs and purchases of software and equipment, partially offset by $2.5 million of cash received during the three months ended March 31, 2019 from escrowed funds related to the Sale of Webdam.
Cash provided by investing activities in the three months ended March 31, 2018 was $10.9 million, consisting primarily of cash received related to the Sale of Webdam, of approximately $42.3 million, which was partially offset by capital expenditures of $15.0 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs, $15.0 million related to our investment in Zcool, $0.8 million paid in settlement of final working capital obligations related to the 2017 acquisition of Flashstock and $0.6 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2019 was $3.9 million, consisting primarily of $4.1 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $0.2 million from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities in the three months ended March 31, 2018 was $2.8 million, consisting primarily of $4.0 million which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. and was partially offset by approximately $1.2 million of proceeds from the issuance of common stock in connection with the exercise of stock options.

Contractual Obligations and Commitments
We lease real estate under operating lease agreements that expire on various dates during the period from 2019 through 2029. We do not have any material finance lease obligations and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our office and co-location facilities as our revenue and customer base continue to grow and diversify. We do not anticipate any difficulties in renewing those leases and co-location agreements that expire within the next several years and that we currently plan to renew, or in leasing other space or hosting facilities, if required.
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate future minimum lease payments under the lease, as amended, are approximately $66.1 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of March 31, 2019, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash and is included in other assets on our Consolidated Balance Sheet as of March 31, 2019.
Additionally, as of March 31, 2019, aggregate future minimum lease payments under other operating leases are approximately $17.0 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of March 31, 2019, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2019 and for the fiscal years ending December 31, 2020, 2021 and 2022 were approximately $20.5 million, $30.4 million, $16.7 million and $3.9 million, respectively.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35% and 37% for the three months ended March 31, 2019 and 2018, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the three months ended March 31, 2019, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended March 31,
	2019		2018
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$33,075	€28,671	$31,383	€25,545
British pounds	12,114	£9,256	13,775	£9,906
All other non-U.S. currencies(1)	11,761		10,792
Total foreign currency	56,950		55,950

U.S. dollar	106,382		97,069
Total revenue	$163,332		$153,019

(1)	Includes no single currency which exceeded 5% of total revenue for any of the periods presented.

Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The fair value of our cash and cash equivalents is not particularly sensitive to interest rate changes.
We did not have any long-term borrowings as of March 31, 2019.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting. We concluded that we did not design and maintain effective controls related to the accuracy, cut-off and completeness of sales transactions related to certain enterprise license arrangements. Specifically, as our business strategy related to enterprise license arrangements changed during 2018, we did not design and maintain effective controls to assess the risks of misstatement, and therefore the appropriateness of revenue recognition, associated with product offerings outside of our standard product catalog. The deficiencies resulted in immaterial errors in recorded revenue, accounts receivable, deferred revenue and related disclosures for the years ended December 31, 2018 and 2017 and the interim periods ended June 30, 2018 and September 30, 2018 and did not result in a material misstatement of our interim or annual consolidated financial statements or disclosures for any historical periods. Additionally, these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Plan
The Board of Directors and management are fully committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken comprehensive actions to remediate the material weakness in internal control over financial reporting. These actions include the: (1) creation of a project team to identify the population of enterprise product offerings outside of our standard product catalog; and (2) development and implementation of an enhanced process, focused on the accuracy, cut-off and completeness of transactions related to these enterprise product offerings.
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

PART II.     OTHER INFORMATION
Item 1.        Legal Proceedings.
Although we are not currently a party to any material active litigation, from time to time, third parties assert claims against us regarding intellectual property rights, employment matters,’ privacy issues and other matters arising during the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2019, there were no material changes to these risk factors as described in our 2018 Form 10-K.

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1#	Employment Agreement, dated March 13, 2019 between the Company and Stan Pavlovsky
10.2#	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2019 (File No. 001-35669))
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: April 25, 2019	By:	/s/ Steven Berns
Steven Berns
Co-Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Dated: April 25, 2019	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)