Form 10-Q
period 2019-06-30
Shutterstock, Inc.
filed 2019-08-06
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-35669
 ___________________________________________________________
SHUTTERSTOCK, INC.
(Exact name of registrant as specified in its charter)
 ________________________________________________________

Delaware	80-0812659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 Fifth Avenue, 21st Floor
New York, NY 10118
(Address of principal executive offices, including zip code)
(646) 710-3417
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
 ______________________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SSTK	New York Stock Exchange
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
As of August 2, 2019, 35,294,729 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2019

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition, new or planned features, products or services, or management strategies. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. However, not all forward-looking statements contain these words. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 26, 2019, and in our consolidated financial statements, related notes, and the other information appearing elsewhere in such report, this report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$259,069	$230,852
Accounts receivable, net	44,295	41,028
Prepaid expenses and other current assets	29,747	34,841
Total current assets	333,111	306,721
Property and equipment, net	68,350	76,188
Right-of-use assets	44,808	—
Intangible assets, net	26,532	29,540
Goodwill	88,427	88,576
Deferred tax assets, net	13,642	12,375
Other assets	18,083	18,088
Total assets	$592,953	$531,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,888	$7,212
Accrued expenses	53,278	51,385
Contributor royalties payable	24,010	22,971
Deferred revenue	137,131	139,604
Other current liabilities	10,511	2,131
Total current liabilities	228,818	223,303
Deferred tax liability, net	—	77
Lease liabilities	47,007	—
Other non-current liabilities	13,207	21,441
Total liabilities	289,032	244,821
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 37,816 and 37,618 shares issued and 35,258 and 35,060 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	379	376
Treasury stock, at cost; 2,558 shares as of June 30, 2019 and December 31, 2018	(100,027)	(100,027)
Additional paid-in capital	299,122	291,710
Accumulated comprehensive loss	(7,453)	(6,471)
Retained earnings	111,900	101,079
Total stockholders’ equity	303,921	286,667
Total liabilities and stockholders’ equity	$592,953	$531,488
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$161,741	$156,584	$325,073	$309,603

Operating expenses:
Cost of revenue	68,526	67,891	137,744	132,381
Sales and marketing	44,488	42,018	88,934	82,386
Product development	13,594	16,728	28,580	33,176
General and administrative	32,063	24,322	58,646	51,546
Total operating expenses	158,671	150,959	313,904	299,489
Income from operations	3,070	5,625	11,169	10,114
Gain on Sale of Webdam	—	—	—	38,613
Other income / (expense), net	584	(7,019)	1,480	(6,217)
Income / (Loss) before taxes	3,654	(1,394)	12,649	42,510
Provision / (Benefit) for income taxes	355	(1,140)	1,828	10,183
Net income / (loss)	$3,299	$(254)	$10,821	$32,327

Earnings / (Loss) per share:
Basic	$0.09	$(0.01)	$0.31	$0.93
Diluted	$0.09	$(0.01)	$0.30	$0.91

Weighted average shares outstanding:
Basic	35,232	34,913	35,174	34,849
Diluted	35,504	34,913	35,499	35,343
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income / (loss)	$3,299	$(254)	$10,821	$32,327
Foreign currency translation loss	(1,027)	(4,181)	(982)	(3,106)
Other comprehensive loss	(1,027)	(4,181)	(982)	(3,106)
Comprehensive income / (loss)	$2,272	$(4,435)	$9,839	$29,221

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Three Months Ended June 30, 2019	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2019	37,759	$378	2,558	$(100,027)	$292,458	$(6,426)	$108,601	$294,984
Equity-based compensation	—	—	—	—	7,751	—	—	7,751
Issuance of common stock in connection with employee stock option exercises and RSU vesting	83	1	—	—	4	—	—	5
Common shares withheld for settlement of taxes in connection with equity-based compensation	(26)	—	—	—	(1,091)	—	—	(1,091)
Other comprehensive loss	—	—	—	—	—	(1,027)	—	(1,027)
Net income	—	—	—	—	—	—	3,299	3,299
Balance at June 30, 2019	37,816	$379	2,558	$(100,027)	$299,122	$(7,453)	$111,900	$303,921

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Six Months Ended June 30, 2019	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	37,618	$376	2,558	$(100,027)	$291,710	$(6,471)	$101,079	$286,667
Equity-based compensation	—	—	—	—	12,375	—	—	12,375
Issuance of common stock in connection with employee stock option exercises and RSU vesting	312	4	—	—	218	—	—	222
Common shares withheld for settlement of taxes in connection with equity-based compensation	(114)	(1)	—	—	(5,181)	—	—	(5,182)
Other comprehensive income	—	—	—	—	—	(982)	—	(982)
Net income	—	—	—	—	—	—	10,821	10,821
Balance at June 30, 2019	37,816	$379	2,558	$(100,027)	$299,122	$(7,453)	$111,900	$303,921

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Three Months Ended June 30, 2018	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2018	37,439	$375	2,558	$(100,027)	$275,400	$(2,482)	$183,898	$357,164
Equity-based compensation	—	—	—	—	6,429	—	—	6,429
Issuance of common stock in connection with employee stock option exercises and RSU vesting	91	—	—	—	687	—	—	687
Common shares withheld for settlement of taxes in connection with equity-based compensation	(20)	—	—	—	(932)	—	—	(932)
Other comprehensive loss	—	—	—	—	—	(4,181)	—	(4,181)
Net loss	—	—	—	—	—	—	(254)	(254)
Balance at June 30, 2018	37,510	$375	2,558	$(100,027)	$281,584	$(6,663)	$183,644	$358,913

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
Six Months Ended June 30, 2018	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	37,270	$373	2,558	$(100,027)	$272,657	$(3,557)	$145,139	$314,585
Cumulative Effect of Accounting Change (See Note 1)	—	—	—	—	—	—	6,178	6,178
Balance at January 1, 2018	37,270	$373	2,558	$(100,027)	$272,657	$(3,557)	$151,317	$320,763
Equity-based compensation	—	—	—	—	12,035	—	—	12,035
Issuance of common stock in connection with employee stock option exercises and RSU vesting	343	3	—	—	1,863	—	—	1,866
Common shares withheld for settlement of taxes in connection with equity-based compensation	(103)	(1)	—	—	(4,971)	—	—	(4,972)
Other comprehensive income	—	—	—	—	—	(3,106)	—	(3,106)
Net income	—	—	—	—	—	—	32,327	32,327
Balance at June 30, 2018	37,510	$375	2,558	$(100,027)	$281,584	$(6,663)	$183,644	$358,913
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,821	$32,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,319	22,227
Deferred taxes	(1,312)	(4,321)
Non-cash equity-based compensation	12,375	12,035
Gain on Sale of Webdam	—	(38,613)
Loss on impairment of long-term investment	—	5,881
Bad debt expense	(635)	472
Changes in operating assets and liabilities:
Accounts receivable	(2,746)	(171)
Prepaid expenses and other current and non-current assets	1,944	7,886
Accounts payable and other current and non-current liabilities	1,899	(6,019)
Contributor royalties payable	1,059	3,063
Deferred revenue	(1,981)	3,256
Net cash provided by operating activities	$46,743	$38,023

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,726)	(23,051)
Acquisition of businesses, net of cash acquired	—	(845)
Proceeds from Sale of Webdam, net	2,500	42,392
Other investments / advances	—	(15,000)
Acquisition of digital content	(1,277)	(1,242)
Security deposit release	25	(14)
Net cash (used in) / provided by investing activities	$(12,478)	$2,240

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	218	1,879
Cash paid related to settlement of employee taxes related to RSU vesting	(5,181)	(4,972)
Net cash used in financing activities	$(4,963)	$(3,093)

Effect of foreign exchange rate changes on cash	(1,085)	(757)
Net increase in cash, cash equivalents and restricted cash	28,217	36,413

Cash, cash equivalents and restricted cash, beginning of period	233,465	256,041
Cash, cash equivalents and restricted cash, end of period	$261,682	$292,454

Supplemental Disclosure of Cash Information:
Cash paid / (received) for income taxes	$1,480	$(124)
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
The interim Consolidated Balance Sheet as of June 30, 2019, Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, and Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, are unaudited. The Consolidated Balance Sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2019, its consolidated results of operations, comprehensive income and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other future annual or interim period.
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
During the second quarter of 2019, the Company recorded an adjustment related to the correction of an error to increase stock-based compensation expense by $0.5 million, related to the understatement of stock-based compensation expense in the first quarter of 2019. The Company has concluded that the impact of this adjustment is not material to the results of operations or financial position for the current or prior quarter financial statements. Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash and cash equivalents and restricted cash balances as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019	As of December 31, 2018
Cash and cash equivalents	$259,069	$230,852
Restricted cash	2,613	2,613
Total cash, cash equivalents and restricted cash	$261,682	$233,465

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
Allowance for Doubtful Accounts
The Company’s accounts receivable consists of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. During the six months ended June 30, 2019, the Company reduced its allowance for doubtful accounts which included a $0.6 million benefit recorded to bad debt expense and $0.1 million related to write-offs and other adjustments. As of June 30, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was approximately $4.0 million and $4.7 million, respectively, which was included as a reduction of accounts receivable on the Consolidated Balance Sheets.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2019 and December 31, 2018, the Company’s combined allowance for chargebacks and sales refunds was $0.3 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
Collectability is reasonably assured at the time the electronic order or contract is entered. The majority of the Company’s customers purchase products by making an electronic payment with a credit card at the time of a transaction. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences is based on a credit evaluation for certain new customers and transaction history with existing customers.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
Leasing
The Company records rent expense on a straight-line basis over the term of the related lease. Prior to the adoption of FASB ASU 2016-02, Leases (Topic 842), as amended (“ASC 842”), the difference between the rent expense recognized and the actual payments made in accordance with the operating lease agreement was recognized as a deferred rent liability on the Company’s Consolidated Balance Sheets. As of December 31, 2018, the Company had deferred rent of $11.3 million, which is included in other non-current liabilities on the Consolidated Balance Sheet.

Effective January 1, 2019, the Company adopted ASC 842. In accordance with ASC 842, the Company first determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. This standard requires the recognition of right-of-use (“ROU”) assets and lease liabilities for the Company’s operating leases. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. The Company has also elected not to recognize a lease liability or ROU asset for leases with a term of 12 months or less, and recognize lease payments for those short-term leases on a straight-line basis over the lease term in the Consolidated Statements of Operations. Operating leases are included in ROU assets, other current liabilities and lease liabilities (net of current portion) on the Consolidated Balance Sheets.

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
The Company has elected the practical expedients permitted under the transition guidance which enabled the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and (3) not to reassess the treatment of initial direct costs for existing leases. In addition, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this standard on January 1, 2019, the Company recognized a total lease liability in the amount of $58.0 million, representing the

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $46.7 million.
Recently Issued Accounting Standard Updates
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). ASU 2016-13, as amended, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Adoption of this guidance is required, prospectively, for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of June 30, 2019 or December 31, 2018.
Other Fair Value Measurements
Cash, accounts receivable, restricted cash, accounts payable and accrued expenses carrying amounts approximate fair value because of the short-term nature of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate the non-financial asset for impairment, whether due to certain triggering events or because annual impairment testing is required, a resulting asset impairment would require that the non-financial asset be recorded at fair value.
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
ZCool is a variable interest entity that is not consolidated because the Company is not the primary beneficiary. The Preferred Shares are not deemed to be in-substance common stock and will be accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Preferred Shares will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by ZCool. As of June 30, 2019 and December 31, 2018, the Company’s total investment in ZCool is approximately $15.0 million, which is reported within other assets on the Consolidated Balance Sheet.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(3) Sale of Digital Asset Management Business
On February 26, 2018, the Company completed the Sale of Webdam for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million transaction costs paid, was $44.3 million, inclusive of $2.5 million received during the six months ended June 30, 2019, from the release of funds from escrow. During the three months ended March 31, 2018, the Company recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2019	As of December 31, 2018
Computer equipment and software	$161,294	$148,104
Furniture and fixtures	10,089	10,020
Leasehold improvements	18,820	18,822
Property and equipment	190,203	176,946
Less accumulated depreciation	(121,853)	(100,758)
Property and equipment, net	$68,350	$76,188

Depreciation expense related to property and equipment was $10.5 million and $9.9 million for the three months ended June 30, 2019 and 2018, respectively, and $21.1 million and $19.4 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense is included in cost of revenue and general and administrative expense in the Consolidated Statement of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $5.8 million and $6.2 million for the three months ended June 30, 2019 and 2018, respectively, and $12.3 million and $15.8 million for the six months ended June 30, 2019 and 2018, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $7.5 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively, and $14.8 million and $11.4 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of June 30, 2019 and December 31, 2018, the Company had capitalized internal-use software of $45.9 million and $48.5 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(5) Goodwill and Intangible Assets
Goodwill
In 2018, the Company’s goodwill balance was allocated to four reporting units: Bigstock, Editorial, Images and Music. During the second quarter of 2019, due to changes in the Company’s reporting structure, which resulted in a change in the way management monitors the business, as well as key milestones achieved in the continued integration of the Company’s operations and technology platform, management concluded that the Company now operates with a single reporting unit. The Company evaluated its goodwill immediately prior and subsequent to the change in reporting units and concluded that no adjustment to the carrying value of goodwill was necessary. The aggregate goodwill for the legacy reporting units was assigned to the single content business reporting unit. The Company’s goodwill balance will continue to be tested for impairment annually on October 1 or upon a triggering event.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in the Company’s goodwill balance during the six months ended June 30, 2019 (in thousands):

Goodwill
Balance as of December 31, 2018	$88,576
Foreign currency translation adjustment	(149)
Balance as of June 30, 2019	$88,427

Intangible Assets
Intangible assets consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$17,224	$(8,054)	9	$17,360	$(7,135)
Trade name	6,321	(5,633)	7	6,372	(3,719)
Developed technology	4,732	(3,809)	4	4,940	(3,712)
Contributor content	21,161	(5,577)	10	19,912	(4,653)
Patents	259	(92)	18	259	(84)
Total	$49,697	$(23,165)		$48,843	$(19,303)

Amortization expense was $2.9 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively. The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $3.0 million for the remaining six months of 2019, $5.5 million in 2020, $4.7 million in 2021, $3.7 million in 2022, $2.8 million in 2023, $2.7 million in 2024 and $4.1 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Compensation	$12,018	$15,153
Non-income taxes	9,376	7,885
Royalty tax withholdings	5,703	5,618
Other expenses	26,181	22,729
Total accrued expenses	$53,278	$51,385

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the six months ended June 30, 2019 and 2018, the Company issued approximately 198,000 and 240,000 shares of common stock, respectively, primarily related to the exercise of stock options and the vesting of Restricted Stock Units (“RSUs”).
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock. During the six months ended June 30, 2019 and 2018, the Company did not repurchase any shares of its common stock under the share repurchase program. As of June 30, 2019, the Company had $100 million of remaining authorization for purchases under the share repurchase program.
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
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards, including employee stock options and RSUs granted under the Company’s Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$105	$140	$190	$314
Sales and marketing	675	715	1,257	1,142
Product development	1,252	1,738	2,427	3,215
General and administrative	5,719	3,836	8,501	7,364
Total	$7,751	$6,429	$12,375	$12,035
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$2,176	$1,500	$3,067	$2,966
RSUs	5,575	4,929	9,308	9,069
Total	$7,751	$6,429	$12,375	$12,035

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the six months ended June 30, 2019, the Company did not grant any options to purchase shares of its common stock. As of June 30, 2019, there were approximately 459,000 options vested and exercisable with a weighted average exercise price of $33.16. As of June 30, 2019, the total unrecognized compensation charge related to non-vested options was approximately $4.3 million, which is expected to be recognized through 2022.
Restricted Stock Unit Awards
On March 26, 2019, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company approved a performance-based restricted stock unit award (“PRSU”) under the 2012 Plan. On April 1, 2019, the Company awarded approximately 202,000 PRSUs, each with a grant date fair value of $46.69 and corresponding to one target share, to certain of the Company’s officers. The number of shares that may eventually vest will be between 0% and 150% of a recipient’s target shares, depending on both the recipient’s continued service with the Company and the extent to which performance goals will have been achieved.
The value of the PRSUs is based on the Company’s stock price on the date of grant. Based upon the expected levels of achievement, stock-based compensation related to PRSUs is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service period and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted and recorded in the Consolidated Statements of Operations and the remaining unrecognized stock-based compensation is recognized over the remaining requisite service period.
During the six months ended June 30, 2019, the Company had RSU grants (including PRSUs), net of forfeitures, of approximately 465,000. As of June 30, 2019, there are approximately 1,184,000 non-vested RSUs (including PRSUs) outstanding with a weighted average grant-date fair value of $45.60. As of June 30, 2019, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $35.4 million, which is expected to be recognized through 2022.
During the six months ended June 30, 2019, shares of common stock with an aggregate value of $5.2 million were withheld upon vesting of RSUs and in connection with related remittance of employee withholding taxes to taxing authorities.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s revenues by distribution channel for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
E-commerce	$96,993	$91,718	$195,106	$181,453
Enterprise	64,748	64,866	129,967	125,439
Other (1)	—	—	—	2,711
Total Revenues	$161,741	$156,584	$325,073	$309,603

(1)	On February 26, 2018, the Company completed the Sale of Webdam. 2018 amounts include revenue earned during the period from January 1, 2018 through February 26, 2018.
The June 30, 2019 deferred revenue balance will be earned as digital content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $96.1 million of total revenue recognized for the six months ended June 30, 2019 was reflected in deferred revenue as of December 31, 2018.

(9) Other Income / (Expense), net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency loss	$(569)	$(1,782)	$(730)	$(1,463)
Impairment of long-term investments	—	(5,881)	—	(5,881)
Interest income	1,153	644	2,210	1,127
Total other income / (expense)	$584	$(7,019)	$1,480	$(6,217)

(10) Income Taxes
The Company’s effective tax rates yielded a net expense of 9.7% and 81.8% for the three months ended June 30, 2019 and 2018, respectively, and a net expense of 14.5% and 24.0% for the six months ended June 30, 2019 and 2018, respectively.
In the three and six months ended June 30, 2019, the impact of discrete tax items decreased the effective tax rate by 3.4% and 1.8%, respectively.
In the three months ended June 30, 2018, the Company incurred a discrete tax benefit relating primarily to the impairment of a long-term investment asset. In the six months ended June 30, 2018, the Company incurred a net discrete tax expense relating primarily to the gain on the Sale of Webdam, partially offset by a discrete tax benefit related to the impairment of a long-term investment asset. The net effect of these discrete items increased the effective tax rate for the three and six months ended June 30, 2018 by 66.5% and 8.7%, respectively.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to the international provisions enacted as part of the Tax Cuts and Jobs Act (“TCJA”) and the U.S. Research and Development tax credit.
During the three months ended June 30, 2019 and during the three and six months ended June 30, 2018, uncertain tax positions recorded by the Company were not significant. During the six months ended June 30, 2019, uncertain tax positions recorded by the Company were $1.0 million. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2019 and 2018.
During the six months ended June 30, 2019, the Company paid net cash taxes of $1.5 million and during the six months ended June 30, 2018, the Company received net tax refunds of $0.1 million.

(11) Net Income / (Loss) Per Share
Basic net income / (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period, excluding unvested RSUs and stock options. Diluted net income per share is based upon the weighted average shares of common stock outstanding for the period plus dilutive potential shares of common stock, including unvested RSUs and stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income / (loss)	$3,299	$(254)	$10,821	$32,327
Shares used to compute basic net income / (loss) per share	35,232	34,913	35,174	34,849
Dilutive potential common shares
Stock options	102	—	104	113
Unvested restricted stock awards	170	—	221	381
Shares used to compute diluted net income / (loss) per share	35,504	34,913	35,499	35,343
Basic net income / (loss) per share	$0.09	$(0.01)	$0.31	$0.93
Diluted net income / (loss) per share	$0.09	$(0.01)	$0.30	$0.91

Dilutive securities included in the calculation	1,005	—	992	1,366
Anti-dilutive securities excluded from the calculation	1,206	2,370	1,171	1,000

(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America	$57,657	$56,056	$115,171	$113,014
Europe	53,647	53,291	109,132	105,225
Rest of the world	50,437	47,237	100,770	91,364
Total revenue	$161,741	$156,584	$325,073	$309,603

The United States, included in North America in the above table, accounted for 32% and 33% of consolidated revenue for the three months ended June 30, 2019 and 2018, respectively, and 32% and 33% of consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s long-lived tangible assets were located as follows (in thousands):

	June 30,	December 31,
	2019	2018
North America	$62,841	$71,758
Europe	5,446	4,371
Rest of the world	63	59
Total long-lived tangible assets	$68,350	$76,188

The United States, included in North America in the above table, accounted for 84% and 88% of total long-lived tangible assets as of June 30, 2019 and December 31, 2018, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(13) Leases
The Company’s leases relate primarily to office facilities that expire on various dates from 2019 through 2029, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating lease costs, including insignificant costs related to short-term leases, were $2.7 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively and $5.4 million and $4.8 million for the six months ended June 30, 2019 and 2018, respectively.
Additional information related to the Company’s leases as of and for the six months ended June 30, 2019, is as follows:

(in thousands, except lease term and discount rate)	June 30, 2019
Balance sheet information
ROU assets	$44,808

Lease liabilities, current	$9,203
Lease liabilities, non-current	47,007
Total lease liabilities	$56,210

Supplemental data
Weighted average remaining lease term	9.0 years
Weighted average discount rate	6.2%

Cash paid for amounts included in lease liabilities	$4,857
ROU assets obtained in exchange for lease obligations	$1,324

Maturities of lease liabilities as of June 30, 2019 were as follows:

(in thousands)	June 30, 2019
Year ending December 31,
2019 (remaining)	$5,182
2020	9,433
2021	8,131
2022	7,078
2023	6,210
Thereafter	39,594
Total undiscounted lease payments	75,628
Less: imputed interest	(19,418)
Total lease liabilities	$56,210

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s most significant lease is for its headquarters in New York City, which was entered into in March 2013 and was amended in January 2016 (“ESB Lease”). As amended, the ESB Lease will expire in 2029, and the undiscounted remaining future minimum lease payments are approximately $64.8 million. The Company is also party to a $2.6 million letter of credit, as a security deposit for the ESB Lease, which is collateralized by an equivalent amount of cash, and is reported as restricted cash within other assets on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

Fiscal year 2018 lease commitments in accordance with prior guidance
Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$9,913
2020	8,762
2021	7,493
2022	6,829
2023	6,082
Thereafter	39,481
Total minimum lease payments	$78,560

(14) Commitments and Contingencies
As of June 30, 2019, the Company had total other non-lease obligations in the amount of approximately $60.9 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2019, the Company’s other non-lease obligations for the remainder of 2019 and for the years ending December 31, 2020, 2021 and 2022 were approximately $15.5 million, $29.1 million, $12.5 million and $3.8 million, respectively.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of June 30, 2019, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Pursuant to the Company’s charter documents and separate written indemnification agreements, the Company has certain indemnification obligations to its executive officers, certain employees and directors, as well as certain former officers and directors.
The Company has also entered into employment agreements with its executive officers and certain employees. These agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination in the event of a change in control or otherwise, with or without cause.

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
Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. For customers seeking specialized content that goes beyond our library of stock content, our platform also connects customers with contributors who can produce custom branded content. More than 1.9 million active, paying customers contributed to our revenue for the twelve-month period ended June 30, 2019. As of June 30, 2019, more than 900,000 approved contributors made their images, video clips and music tracks available in our collection, which has grown to approximately 280 million images and approximately 15 million video clips as of June 30, 2019. This makes our collection of content one of the largest of its kind, and we delivered more than 90 million paid downloads across all of our brands during the six months ended June 30, 2019.

During the three months ended June 30, 2019, in addition to the increase in content provided by our contributors, the Company also launched new and improved product features, including enhanced product offerings as follows:

•	In April 2019, we launched “View in Room,” our first Augmented Reality (AR) feature, allowing iOS app users to visualize how an image from Shutterstock’s collection would look in real life.

•
In April 2019, we announced the renewal of our agreement with the Associated Press (AP) to distribute AP’s daily global photo output for license to Shutterstock customers based in the U.S., the U.K. and Ireland. This distribution deal gives Shutterstock customers access to approximately 3,000 images daily as well as access to iconic news images from the vast AP archive.

•
In May 2019, we launched our new self-serve application program interface (API) subscription plans which enable developers and businesses to resell more than 1 million images within their products and applications.

In addition, in July 2019, we introduced Shutterstock Elements, a collection consisting of thousands of cinema-grade video effects for filmmakers, including 4K lens flares, transitions and video kits with smoke, fire and explosions.
Through our platform, we generate revenue by licensing content to our customers. During the six months ended June 30, 2019, 60% of our revenue was generated from e-commerce customers. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license. We also offer simple, affordable, smaller subscriptions and those where customers have an option to pay for individual content licenses at the time of delivery. Our enterprise customers generally include creative professionals and larger organizations or those with unique content, licensing and workflow needs. Our dedicated enterprise sales, service and research teams are able to provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform. Enterprise customers may also benefit from the creation of our custom branded content. Our enterprise customers provided approximately 40% of our revenue during the six months ended June 30, 2019.
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
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, including paid search, organic search, online display advertising, brand marketing, email marketing, affiliate marketing, social media and strategic partnerships. At the beginning of 2019, we launched our award-winning “It’s not stock, it’s Shutterstock” campaign, designed to create top-of-funnel awareness and website traffic by showing the creative marketing results that can be achieved with Shutterstock assets. Over the past several years, our investments in marketing have represented a significant percentage of revenue. Since we believe the market for content is multi-faceted and continually expanding, we plan to continue to invest aggressively in customer acquisition to achieve revenue and market share growth.
We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency and speed with which our search interfaces and algorithms help customers find and download the content that they need, the degree to which our websites have been localized for our global user base, the degree to which we make use of the large quantity of data we collect about image, video clip, music and search patterns and the security of user information on our platform. To this end, we have invested aggressively in product development and cloud-based hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features.

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except revenue per download)
Paid downloads (during the period)	46.6	45.2	93.8	89.0
Revenue per download (during the period)	$3.44	$3.41	$3.43	$3.41
Content in Our Collection (end of period):
Images	280	204	280	204
Video Clips	15	11	15	11

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
Content in our Collection
We define content in our collection as the total number of (a) images (photographs, vectors and illustrations) and (b) video clips available to customers for commercial license on shutterstock.com at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available for license by our customers through an application program interface, custom content and certain content that may be licensed for editorial use only. We record this metric as of the end of a period. Offering a large selection of content allows us to attract and retain customers and, therefore, we believe that our library of high-quality content is an important contributor of our revenue growth.
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
The Company’s revenues by distribution channel for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
E-Commerce	$96,993	$91,718	$195,106	$181,453
Enterprise	64,748	64,866	129,967	125,439
Other(1)	—	—	—	2,711
Total Revenues	$161,741	$156,584	$325,073	$309,603

(1)	On February 26, 2018, we completed the Sale of Webdam. Consequently, 2018 includes revenues earned during the period January 1, 2018 through February 26, 2018.
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
General and Administrative. General and administrative expenses include employee compensation, including non-cash equity-based compensation, bonuses and benefits for executive, finance, business development, accounting, legal, human resources, internal information technology, internet security, business intelligence and other administrative personnel. In addition, general and administrative expenses include outside legal, tax and accounting services, bad debt expense, insurance, facilities costs and other supporting overhead costs.
Other Income / (Expense), Net. Other income / (expense), net consists of non-operating costs such as foreign currency transaction gains and losses, interest income and expense and impairments related to a long-term investment asset.
Income Taxes. We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income.

Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of June 30, 2019, we have not recorded any such valuation allowances.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statements of Operations:
Revenue	$161,741	$156,584	$325,073	$309,603
Operating expenses:
Cost of revenue	68,526	67,891	137,744	132,381
Sales and marketing	44,488	42,018	88,934	82,386
Product development	13,594	16,728	28,580	33,176
General and administrative	32,063	24,322	58,646	51,546
Total operating expenses	158,671	150,959	313,904	299,489
Income from operations	3,070	5,625	11,169	10,114
Gain on Sale of Webdam	—	—	—	38,613
Other income / (expense), net	584	(7,019)	1,480	(6,217)
Income / (Loss) before taxes	3,654	(1,394)	12,649	42,510
Provision / (Benefit) for income taxes	355	(1,140)	1,828	10,183
Net income / (loss)	$3,299	$(254)	$10,821	$32,327
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	42%	43%	42%	43%
Sales and marketing	28%	27%	27%	27%
Product development	8%	11%	9%	11%
General and administrative	20%	16%	18%	17%
Total operating expenses	98%	96%	97%	97%
Income from operations	2%	4%	3%	3%
Gain on Sale of Webdam	—%	—%	—%	12%
Other income / (expense), net	—%	(4)%	—%	(2)%
Income / (Loss) before taxes	2%	(1)%	4%	14%
Provision / (Benefit) for income taxes	—%	(1)%	1%	3%
Net income / (loss)	2%	—%	3%	10%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended June 30, 2019 and 2018
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$161,741	$156,584	$5,157	3%
Operating expenses:
Cost of revenue	68,526	67,891	635	1
Sales and marketing	44,488	42,018	2,470	6
Product development	13,594	16,728	(3,134)	(19)
General and administrative	32,063	24,322	7,741	32
Total operating expenses	158,671	150,959	7,712	5
Income from operations	3,070	5,625	(2,555)	(45)
Other income / (expense), net	584	(7,019)	7,603	*
Income / (Loss) before income taxes	3,654	(1,394)	5,048	*
Provision / (Benefit) for income taxes	355	(1,140)	1,495	*
Net income / (loss)	$3,299	$(254)	$3,553	*
__________________________________
*    Percentage change is not meaningful
Revenue
Revenue increased by $5.2 million, or 3%, to $161.7 million in the three months ended June 30, 2019 compared to the same period in 2018. Excluding the impact of foreign currency fluctuations, revenue increased approximately 5% in the three months ended June 30, 2019, compared to the same period in 2018. In addition, the Company’s e-commerce revenues increased by 6% and the Company’s enterprise revenues were relatively flat, decreasing 0.2% in the three months ended June 30, 2019, compared to the same period in 2018. On a constant currency basis, the Company’s e-commerce and enterprise revenues increased by approximately 7% and 2%, respectively, in the three months ended June 30, 2019, compared to the same period in 2018.
During the three months ended June 30, 2019, we increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We continue to focus on product offerings, platform improvements and other initiatives to increase customer engagement.
In the three months ended June 30, 2019 and 2018, we delivered 46.6 million and 45.2 million paid downloads, respectively, and our revenue per download increased to $3.44 for the three months ended June 30, 2019 from $3.41 for the three months ended June 30, 2018.
Our revenue growth by region was as follows: revenue from outside Europe and North America increased by $3.2 million, or 7%, to $50.4 million, revenue from North America increased by $1.6 million, or 3%, to $57.7 million and revenue from Europe increased by $0.4 million, or 1%, to $53.6 million in the three months ended June 30, 2019 compared to the same period in 2018.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $0.6 million, or 1%, to $68.5 million in the three months ended June 30, 2019 compared to the same period in 2018. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download, was flat in the three months ended June 30, 2019, compared to the same period in 2018. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses, and depreciation and amortization increased by $0.9 million to $14.0 million for the three months ended June 30, 2019 compared to the same period in 2018, driven primarily by depreciation and amortization of infrastructure hardware and software assets acquired, developed and purchased in recent periods.

Sales and Marketing. Sales and marketing expenses increased by $2.5 million, or 6%, to $44.5 million in the three months ended June 30, 2019 compared to the same period in 2018. Expenses related to performance and brand advertising, the largest component of our sales and marketing expenses, increased by $3.5 million, as compared to the prior year, as a result of increased spending on affiliate, search advertising and other new channels. This was partially offset by a $0.7 million reduction in employee sales commissions. As a percent of revenue, for the three months ended June 30, 2019, sales and marketing expenses remained consistent with the same period in 2018. As we continue to invest in new customer acquisition, products and geographies, we expect sales and marketing expenses to increase in absolute dollars and remain consistent as a percentage of revenue in the foreseeable future.
Product Development. Product development expenses decreased by $3.1 million, or 19%, from $16.7 million for the three months ended June 30, 2018 to $13.6 million for the three months ended June 30, 2019. This decrease was driven by an approximately $2.8 million reduction in employee and third-party contractor related costs, net of capitalized labor. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we identify opportunities to invest in developing new products and internal tools and enhancing the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $7.7 million, or 32%, to $32.1 million in the three months ended June 30, 2019 compared to the same period in 2018. This increase was primarily driven by (i) higher employee-related costs of $2.6 million for the three months ended June 30, 2019 as compared to the same period in 2018; (ii) one-time severance charges of approximately $2.2 million incurred during the second quarter; and (iii) accelerated amortization expense of $1.5 million recognized during the second quarter in conjunction with the Company’s re-branding of its Editorial product. The remaining change in general and administrative expenses is attributable to higher IT-related costs for the three months ended June 30, 2019, as compared to the same period in 2018, related primarily to required enhancements to our corporate and technology infrastructure, intended to better support our growth initiatives and help sustain long-term profitability. We expect to continue to incur general and administrative expenses to support our global operational growth and enhancements to support our reporting and planning functions.
Other Income / (Expense), Net. In the three months ended June 30, 2019, approximately $1.2 million of other income consisted of interest income which was partially offset by $0.6 million of unfavorable foreign exchange fluctuations. During the three months ended June 30, 2018, we recorded a charge of $5.9 million as a result of the impairment of a long-term investment asset and incurred unfavorable foreign exchange losses of approximately $1.8 million, which was partially offset by interest income of approximately $0.6 million. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $1.5 million for the three months ended June 30, 2019 as compared to the same period in 2018. Our effective tax rates yielded an expense of 9.7% and 81.8% for the three months ended June 30, 2019 and 2018, respectively.
For the three months ended June 30, 2019, the impact of discrete items decreased the effective tax rate by 3.4%. For the three months ended June 30, 2018, we incurred a net discrete tax benefit related primarily to the impairment of a long-term investment asset, the effect of which increased the effective tax rate for the three months ended June 30, 2018 by 66.5%. Excluding the discrete item, our effective tax rate would have been 15.3% for the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$325,073	$309,603	$15,470	5%
Operating expenses:
Cost of revenue	137,744	132,381	5,363	4%
Sales and marketing	88,934	82,386	6,548	8%
Product development	28,580	33,176	(4,596)	(14)%
General and administrative	58,646	51,546	7,100	14%
Total operating expenses	313,904	299,489	14,415	5%
Income from operations	11,169	10,114	1,055	10%
Gain on Sale of Webdam	—	38,613	(38,613)	*
Other income / (expense), net	1,480	(6,217)	7,697	*
Income before income taxes	12,649	42,510	(29,861)	(70)%
Provision for income taxes	1,828	10,183	(8,355)	*
Net income	$10,821	$32,327	$(21,506)	(67)%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $15.5 million, or 5%, to $325.1 million in the six months ended June 30, 2019 compared to the same period in 2018. Excluding the impact of foreign currency fluctuations, revenue increased approximately 7% in the six months ended June 30, 2019, compared to the same period in 2018. In addition, the Company’s e-commerce revenues and enterprise revenues increased by 8% and 4%, respectively, in the six months ended June 30, 2019, compared to the same period in 2018. On a constant currency basis, the Company’s e-commerce and enterprise revenues increased by approximately 10% and 6%, respectively, in the six months ended June 30, 2019, compared to the same period in 2018.
During the six months ended June 30, 2019, we increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We continue to focus on product offerings, platform improvements and other initiatives to increase customer engagement.
The increased revenue from our content licensing business was partially offset by the absence of revenue from Webdam, as a result of the Sale of Webdam on February 26, 2018. We did not recognize revenue from Webdam during the six months ended June 30, 2019, compared to $2.7 million for the period from January 1, 2018 through February 26, 2018.
In the six months ended June 30, 2019 and 2018, we delivered 93.8 million and 89.0 million paid downloads, respectively, and our average revenue per download increased to $3.43 for the six months ended June 30, 2019, from $3.41 for the six months ended June 30, 2018.
Our revenue growth by region was as follows: revenue from outside Europe and North America increased by $9.4 million, or 10%, to $100.8 million, revenue from Europe increased by $3.9 million, or 4%, to $109.1 million and revenue from North America increased by $2.2 million, or 2%, to $115.2 million in the six months ended June 30, 2019 compared to the same period in 2018.
Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $5.4 million, or 4%, to $137.7 million in the six months ended June 30, 2019 compared to the same period in 2018. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download, increased $2.5 million, or 3%, which is in line with the increase in revenues for the six months ended June 30, 2019. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses, and depreciation and amortization increased by $2.7 million to $28.4 million for the six months ended June 30, 2019 compared to the same period in

2018, driven primarily by depreciation and amortization of infrastructure hardware and software assets acquired, developed and purchased in recent periods.
Sales and Marketing.   Sales and marketing expenses increased by $6.5 million, or 8%, to $88.9 million in the six months ended June 30, 2019 compared to the same period in 2018. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $7.2 million, or 17%, for the six months ended June 30, 2019 compared to the same period in 2018 as a result of increased spending on affiliate, search advertising and other new channels, which was partially offset by a $0.9 million reduction in employee sales commissions. As a percent of revenue, for the six months ended June 30, 2019, sales and marketing expenses remained consistent with the same period in 2018. As we continue to invest in new customer acquisition, products and geographies, we expect sales and marketing expenses to increase in absolute dollars and remain consistent as a percentage of revenue in the foreseeable future.
Product Development.   Product development expenses decreased by $4.6 million, or 14%, to $28.6 million for the six months ended June 30, 2019 as compared to $33.2 million for the same period in 2018. This decrease was driven by an approximately $6.2 million reduction in employee related costs, net of capitalized labor. The decline was partially offset by an increase of $2.5 million in software and other technology used to support our product development initiatives for the six months ended June 30, 2019, as compared to the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we identify opportunities to invest in developing new products and internal tools and enhancing the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses increased by $7.1 million, to $58.6 million in the six months ended June 30, 2019 compared to the same period in 2018. This increase was driven by (i) higher employee-related costs of $3.6 million for the six months ended June 30, 2019 as compared to the same period in 2018; (ii) one-time severance charges of approximately $2.2 million incurred for the six months ended June 30, 2019; (iii) higher professional fees and IT-related costs of $2.1 million for the six months ended June 30, 2019, as compared to the same period in 2018, related primarily to enhancements to our corporate and technology infrastructure, intended to better support our growth initiatives and help sustain long-term profitability; and (iv) higher depreciation and amortization expense of $0.7 million for the six months ended June 30, 2019, which includes $1.5 million of accelerated amortization expense in connection with the Company’s re-branding of its Editorial product. These increases were partially offset by a $1.1 million reduction in bad debt expense for the six months ended June 30, 2019 as compared to the same period in 2018. We expect to continue to incur general and administrative expenses to support our global operational growth and enhancements to support our reporting and planning functions.
Gain on Sale of Webdam. On February 26, 2018, the Company completed the Sale of Webdam, for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million in transaction costs paid, was $44.3 million, inclusive of $2.5 million received from the release of funds from escrow during 2019. During the six months ended June 30, 2018, management recognized a pre-tax gain on the sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
Other Income / (Expense), Net. During the six months ended June 30, 2019, approximately $2.2 million of other income consisted of interest income which was partially offset by $0.7 million of unfavorable foreign currency fluctuations. During the six months ended June 30, 2018, we recorded a charge of $5.9 million as a result of the impairment of a long-term investment asset. During the six months ended June 30, 2018, we also recorded $1.5 million related to unfavorable foreign currency fluctuations and approximately $1.1 million of interest income.
Income Taxes.   Income tax expense decreased by $8.4 million for the six months ended June 30, 2019 as compared to the same period in 2018. Our effective tax rates for the six months ended June 30, 2019 and 2018 were 14.5% and 24.0%, respectively.
For the six months ended June 30, 2019, the impact of discrete tax items decreased the effective tax rate by 1.8%. For the six months ended June 30, 2018, we incurred a net discrete tax benefit relating primarily to the gain on the Sale of Webdam, partially offset by discrete tax benefits relating to the impairment of a long-term investment asset. The net effect of these discrete items increased the effective tax rate for the six months ended June 30, 2018 by 8.7%. Excluding discrete items, our effective tax rate would have been 15.3% for the six months ended June 30, 2018.

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

Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents totaling $259.1 million which primarily consisted of bank balances and money market mutual funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Sale of Webdam
On February 26, 2018, we completed the Sale of Webdam for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million in transaction costs paid, was $44.3 million, inclusive of $2.5 million received from the release of funds from escrow during 2019. We recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
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
As of June 30, 2019, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. During the six months ended June 30, 2019, we did not repurchase any shares of our common stock under the share repurchase program. As of June 30, 2019, we had $100 million of remaining authorization for share repurchases under this program.
Equity-Based Compensation
Effective October 1, 2016, we implemented a practice of net share settlement upon the vesting of restricted stock units (“RSUs”) to cover any required withholding taxes by retaining the number of shares with a value equal to the amount of the tax and remitting an equal amount of cash to the appropriate taxing authorities, rather than our previous approach of requiring employees to sell a portion of the shares that they receive upon vesting to fund the required withholding taxes (“sell-to-cover”). The net share settlement approach has increased our cash outflows compared to the cash outflows under the sell-to-cover approach. In addition, as compared to the sell-to-cover approach, net share settlement has resulted in fewer shares being issued into the market as employees’ RSUs vest, thereby reducing the dilutive impact of our equity-based compensation programs on stockholders.
During the six months ended June 30, 2019, shares with an aggregate value of $5.2 million were withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.

Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of June 30, 2019.
Cash Flows
The following table summarizes our cash flow data for the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$46,743	$38,023
Net cash (used in) / provided by investing activities	$(12,478)	$2,240
Net cash used in financing activities	$(4,963)	$(3,093)
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
Net cash provided by operating activities was $46.7 million for the six months ended June 30, 2019, compared to $38.0 million for the six months ended June 30, 2018. In the six months ended June 30, 2019, operating cash flows were favorably impacted by changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. In addition, as it relates to cash taxes, the Company paid net cash taxes of $1.5 million for the six months ended June 30, 2019, and during the six months ended June 30, 2018, the Company received net cash tax refunds of $0.1 million.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2019 was $12.5 million, consisting primarily of capital expenditures of $13.7 million for internal-use software and website development costs and purchases of software and equipment and $1.3 million paid to acquire the rights to distribute certain digital content in perpetuity, partially offset by $2.5 million of cash received during the six months ended June 30, 2019 from escrowed funds related to the Sale of Webdam.
Cash provided by investing activities in the six months ended June 30, 2018 was $2.2 million, consisting primarily of cash received related to the Sale of Webdam, of approximately $42.4 million, which was partially offset by capital expenditures of $23.1 million to purchase software and equipment related to our data centers, capitalization of leasehold improvements and website development costs, $15.0 million related to our investment in Zcool, $0.8 million paid in settlement of final working capital obligations related to the 2017 acquisition of Flashstock and $1.2 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2019 was $5.0 million, consisting primarily of $5.2 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $0.2 million from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities in the six months ended June 30, 2018 was $3.1 million, consisting primarily of $5.0 million which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards and was partially offset by approximately $1.9 million of proceeds from the issuance of common stock in connection with the exercise of stock options.

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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $64.8 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of June 30, 2019, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash and is included in other assets on our Consolidated Balance Sheet as of June 30, 2019.
Additionally, as of June 30, 2019, aggregate undiscounted future minimum lease payments under other operating leases are approximately $10.8 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of June 30, 2019, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2019 and for the fiscal years ending December 31, 2020, 2021 and 2022 were approximately $15.5 million, $29.1 million, $12.5 million and $3.8 million, respectively.

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35% for both the six months ended June 30, 2019 and 2018. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the six months ended June 30, 2019, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
We have established foreign subsidiaries in various countries and have concluded that the functional currency of these entities is generally the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.

Our historical revenue by currency is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$33,460	€29,467	$29,731	€24,950	$66,535	€58,138	$61,114	€50,496
British pounds	11,918	£9,191	12,000	£8,823	24,032	£18,447	25,775	£18,729
All other non-U.S. currencies(1)	11,752		10,953		23,514		21,744
Total foreign currency	57,130		52,684		114,081		108,633

U.S. dollar	104,611		103,900		210,992		200,970
Total revenue	$161,741		$156,584		$325,073		$309,603

(1)	Includes no single currency which exceeded 5% of total revenue for any of the periods presented.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The fair value of our cash and cash equivalents is not particularly sensitive to interest rate changes.
We did not have any long-term borrowings as of June 30, 2019.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting. We concluded that we did not design and maintain effective controls related to the accuracy, cut-off and completeness of sales transactions related to certain enterprise license arrangements. Specifically, as our business strategy related to enterprise license arrangements changed during 2018, we did not design and maintain effective controls to assess the risks of misstatement, and therefore the appropriateness of revenue recognition, associated with product offerings outside of our standard product catalog. The deficiencies resulted in immaterial errors in recorded revenue, accounts receivable, deferred revenue and related disclosures for the years ended December 31, 2018 and 2017 and the interim periods ended June 30, 2018 and September 30, 2018 and did not result in a material misstatement of our interim or annual consolidated financial statements or disclosures for any historical periods. Additionally, these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.

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
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended June 30, 2019, there were no material changes to these risk factors as described in our 2018 Form 10-K.

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1
Separation Agreement and General Release, dated June 22, 2019, between the Company and Steven Berns (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 3, 2019 (File No. 001-35669))

10.2
Employment Agreement, dated August 5, 2019, by and between Steven Ciardiello and Shutterstock, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2019 (File No. 001-35669)

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: August 6, 2019	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2019	By:	/s/ Steven Ciardiello
Steven Ciardiello
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)