Form 10-Q
period 2019-09-30
Shutterstock, Inc.
filed 2019-11-05
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
As of November 1, 2019, 35,456,596 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2019

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$285,396	$230,852
Accounts receivable, net	46,872	41,028
Prepaid expenses and other current assets	31,709	34,841
Total current assets	363,977	306,721
Property and equipment, net	63,155	76,188
Right-of-use assets	43,960	—
Intangible assets, net	25,679	29,540
Goodwill	88,034	88,576
Deferred tax assets, net	13,787	12,375
Other assets	18,645	18,088
Total assets	$617,237	$531,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,186	$7,212
Accrued expenses	63,185	51,385
Contributor royalties payable	25,237	22,971
Deferred revenue	137,511	139,604
Other current liabilities	17,739	2,131
Total current liabilities	247,858	223,303
Deferred tax liability, net	—	77
Lease liabilities	46,042	—
Other non-current liabilities	7,084	21,441
Total liabilities	300,984	244,821
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 38,006 and 37,618 shares issued and 35,448 and 35,060 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	380	376
Treasury stock, at cost; 2,558 shares as of September 30, 2019 and December 31, 2018	(100,027)	(100,027)
Additional paid-in capital	307,815	291,710
Accumulated comprehensive loss	(8,749)	(6,471)
Retained earnings	116,834	101,079
Total stockholders’ equity	316,253	286,667
Total liabilities and stockholders’ equity	$617,237	$531,488
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$159,079	$151,575	$484,152	$461,178

Operating expenses:
Cost of revenue	68,635	66,461	206,379	198,842
Sales and marketing	45,614	41,028	134,548	123,414
Product development	13,533	14,032	42,113	47,208
General and administrative	28,114	23,355	86,760	74,901
Total operating expenses	155,896	144,876	469,800	444,365
Income from operations	3,183	6,699	14,352	16,813
Gain on Sale of Webdam	—	—	—	38,613
Other income / (expense), net	465	217	1,945	(6,000)
Income before taxes	3,648	6,916	16,297	49,426
(Benefit) / Provision for income taxes	(1,286)	(531)	542	9,652
Net income	$4,934	$7,447	$15,755	$39,774

Earnings per share:
Basic	$0.14	$0.21	$0.45	$1.14
Diluted	$0.14	$0.21	$0.44	$1.12

Weighted average shares outstanding:
Basic	35,309	34,991	35,219	34,897
Diluted	35,541	35,570	35,512	35,420
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$4,934	$7,447	$15,755	$39,774
Foreign currency translation (loss) / gain	(1,296)	1,724	(2,278)	(1,382)
Other comprehensive loss	(1,296)	1,724	(2,278)	(1,382)
Comprehensive income	$3,638	$9,171	$13,477	$38,392

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended September 30, 2019	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2019	37,816	$379	2,558	$(100,027)	$299,122	$(7,453)	$111,900	$303,921
Equity-based compensation	—	—	—	—	5,509	—	—	5,509
Issuance of common stock in connection with employee stock option exercises and RSU vesting	222	2	—	—	4,372	—	—	4,374
Common shares withheld for settlement of taxes in connection with equity-based compensation	(32)	(1)	—	—	(1,188)	—	—	(1,189)
Other comprehensive loss	—	—	—	—	—	(1,296)	—	(1,296)
Net income	—	—	—	—	—	—	4,934	4,934
Balance at September 30, 2019	38,006	$380	2,558	$(100,027)	$307,815	$(8,749)	$116,834	$316,253

Nine Months Ended September 30, 2019
Balance at December 31, 2018	37,618	$376	2,558	$(100,027)	$291,710	$(6,471)	$101,079	$286,667
Equity-based compensation	—	—	—	—	17,884	—	—	17,884
Issuance of common stock in connection with employee stock option exercises and RSU vesting	534	6	—	—	4,590	—	—	4,596
Common shares withheld for settlement of taxes in connection with equity-based compensation	(146)	(2)	—	—	(6,369)	—	—	(6,371)
Other comprehensive loss	—	—	—	—	—	(2,278)	—	(2,278)
Net income	—	—	—	—	—	—	15,755	15,755
Balance at September 30, 2019	38,006	$380	2,558	$(100,027)	$307,815	$(8,749)	$116,834	$316,253

Three Months Ended September 30, 2018
Balance at June 30, 2018	37,510	$375	2,558	$(100,027)	$281,584	$(6,663)	$183,644	$358,913
Equity-based compensation	—	—	—	—	5,959	—	—	5,959
Issuance of common stock in connection with employee stock option exercises and RSU vesting	85	1	—	—	575	—	—	576
Common shares withheld for settlement of taxes in connection with equity-based compensation	(22)	—	—	—	(1,096)	—	—	(1,096)
Payment of Special Dividend	—	—	—	—	—	—	(104,925)	(104,925)
Other comprehensive income	—	—	—	—	—	1,724	—	1,724
Net income	—	—	—	—	—	—	7,447	7,447
Balance at September 30, 2018	37,573	$376	2,558	$(100,027)	$287,022	$(4,939)	$86,166	$268,598

Nine Months Ended September 30, 2018
Balance at December 31, 2017	37,270	$373	2,558	$(100,027)	$272,657	$(3,557)	$145,139	$314,585
Equity-based compensation	—	—	—	—	17,994	—	—	17,994
Issuance of common stock in connection with employee stock option exercises and RSU vesting	427	4	—	—	2,437	—	—	2,441
Common shares withheld for settlement of taxes in connection with equity-based compensation	(124)	(1)	—	—	(6,066)	—	—	(6,067)
Payment of Special Dividend	—	—	—	—	—	—	(104,925)	(104,925)
Other comprehensive loss	—	—	—	—	—	(1,382)	—	(1,382)
Net income	—	—	—	—	—	—	39,774	39,774
Balance at September 30, 2018	37,573	$376	2,558	$(100,027)	$287,022	$(4,939)	$86,166	$268,598
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,755	$39,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,311	33,934
Deferred taxes	(1,480)	(6,249)
Non-cash equity-based compensation	17,884	17,994
Gain on Sale of Webdam	—	(38,613)
Loss on impairment of long-term investment asset	—	5,881
Bad debt expense	(486)	911
Changes in operating assets and liabilities:
Accounts receivable	(5,598)	(1,811)
Prepaid expenses and other current and non-current assets	(655)	6,941
Accounts payable and other current and non-current liabilities	13,284	1,438
Contributor royalties payable	2,348	3,351
Deferred revenue	(1,343)	4,966
Net cash provided by operating activities	$77,020	$68,517

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,547)	(29,546)
Acquisition of businesses, net of cash acquired	—	(845)
Proceeds from Sale of Webdam, net	2,500	41,804
Other investments / advances	—	(15,000)
Acquisition of digital content	(1,896)	(2,822)
Security deposit release	—	(43)
Net cash used in investing activities	$(18,943)	$(6,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,596	2,454
Cash paid related to settlement of employee taxes related to RSU vesting	(6,371)	(6,060)
Cash paid for Special Dividend	—	(104,925)
Net cash used in financing activities	$(1,775)	$(108,531)

Effect of foreign exchange rate changes on cash	(1,758)	(553)
Net increase in cash, cash equivalents and restricted cash	54,544	(47,019)

Cash, cash equivalents and restricted cash, beginning of period	233,465	256,041
Cash, cash equivalents and restricted cash, end of period	$288,009	$209,022

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$1,487	$364
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
The interim Consolidated Balance Sheet as of September 30, 2019, Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, are unaudited. The Consolidated Balance Sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of September 30, 2019, its consolidated results of operations, comprehensive income and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other future annual or interim period.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash and cash equivalents and restricted cash balances as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019	As of December 31, 2018
Cash and cash equivalents	$285,396	$230,852
Restricted cash	2,613	2,613
Total cash, cash equivalents and restricted cash	$288,009	$233,465

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
Allowance for Doubtful Accounts
The Company’s accounts receivable consists of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of the aging of its accounts receivable and on a customer-by-customer basis where appropriate. The Company’s reserve analysis contemplates the Company’s historical loss rate on receivables, specific customer situations and the economic environments in which the Company operates. During the nine months ended September 30, 2019, the Company reduced its allowance for doubtful accounts which included a $0.5 million benefit recorded to bad debt expense and $1.1 million related to write-offs and other adjustments. As of September 30, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was approximately $3.1 million and $4.7 million, respectively, which was included as a reduction of accounts receivable on the Consolidated Balance Sheets.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2019 and December 31, 2018, the Company’s combined allowance for chargebacks and sales refunds was $0.3 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of September 30, 2019 or December 31, 2018.
Other Fair Value Measurements
The carrying amounts of cash, accounts receivable, restricted cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate the non-financial asset for impairment, whether due to certain triggering events or because annual impairment testing is required, a resulting asset impairment would require that the non-financial asset be recorded at fair value.
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
ZCool is a variable interest entity that is not consolidated because the Company is not the primary beneficiary. The Preferred Shares are not deemed to be in-substance common stock and will be accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Preferred Shares will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by ZCool. As of September 30, 2019 and December 31, 2018, the Company’s total investment in ZCool is approximately $15.0 million, which is reported within other assets on the Consolidated Balance Sheet.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(3) Sale of Digital Asset Management Business
On February 26, 2018, the Company completed the Sale of Webdam for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million transaction costs paid, was $44.3 million, inclusive of $2.5 million received during the nine months ended September 30, 2019, from the release of funds from escrow. During the three months ended March 31, 2018, the Company recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2019	As of December 31, 2018
Computer equipment and software	$158,527	$148,104
Furniture and fixtures	10,136	10,020
Leasehold improvements	18,868	18,822
Property and equipment	187,531	176,946
Less accumulated depreciation	(124,376)	(100,758)
Property and equipment, net	$63,155	$76,188

Depreciation expense related to property and equipment was $10.8 million and $10.3 million for the three months ended September 30, 2019 and 2018, respectively, and $31.9 million and $29.7 million for the nine months ended September 30, 2019 and 2018, respectively. Cost of revenues includes depreciation expense of $9.6 million and $8.7 million for three months ended September 30, 2019 and 2018, respectively, and $28.2 million and $25.1 million for the nine months ended September 30, 2019 and 2018, respectively. General and administrative expense includes depreciation expense of $1.2 million and $1.6 million for three months ended September 30, 2019 and 2018, respectively, and $3.7 million and $4.6 million for the nine months ended September 30, 2019 and 2018, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $5.6 million and $6.4 million for the three months ended September 30, 2019 and 2018, respectively, and $17.8 million and $22.3 million for the nine months ended September 30, 2019 and 2018, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $7.7 million and $6.6 million for the three months ended September 30, 2019 and 2018, respectively, and $22.5 million and $18.0 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of September 30, 2019 and December 31, 2018, the Company had capitalized internal-use software of $43.8 million and $48.5 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes the changes in the Company’s goodwill balance during the nine months ended September 30, 2019 (in thousands):

Goodwill
Balance as of December 31, 2018	$88,576
Foreign currency translation adjustment	(542)
Balance as of September 30, 2019	$88,034

Intangible Assets
Intangible assets consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$16,861	$(8,379)	9	$17,360	$(7,135)
Trade name	6,192	(5,556)	7	6,372	(3,719)
Developed technology	4,652	(3,883)	4	4,940	(3,712)
Contributor content	21,640	(6,011)	10	19,912	(4,653)
Patents	259	(96)	18	259	(84)
Total	$49,604	$(23,925)		$48,843	$(19,303)

Amortization expense was $1.2 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and $5.4 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively. Cost of revenue includes amortization expense of $0.5 million and $0.5 million for three months ended September 30, 2019 and 2018, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. General and administrative expense includes amortization expense of $0.7 million and $0.9 million for three months ended September 30, 2019 and 2018, respectively, and $4.0 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $1.6 million for the remaining three months of 2019, $5.6 million in 2020, $4.8 million in 2021, $4.1 million in 2022, $2.8 million in 2023, $2.7 million in 2024 and $4.1 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Compensation	$18,761	$15,153
Non-income taxes	10,038	7,885
Royalty tax withholdings	4,305	5,618
Other expenses	30,081	22,729
Total accrued expenses	$63,185	$51,385

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the nine months ended September 30, 2019 and 2018, the Company issued approximately 389,000 and 303,000 shares of common stock, respectively, primarily related to the exercise of stock options and the vesting of Restricted Stock Units (“RSUs”).
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock. During the nine months ended September 30, 2019 and 2018, the Company did not repurchase any shares of its common stock under the share repurchase program. As of September 30, 2019, the Company had $100 million of remaining authorization for purchases under the share repurchase program.
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
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$55	$116	$245	$430
Sales and marketing	366	404	1,623	1,546
Product development	1,395	1,295	3,822	4,510
General and administrative	3,693	4,144	12,194	11,508
Total	$5,509	$5,959	$17,884	$17,994
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$1,327	$1,521	$4,394	$4,487
RSUs	4,182	4,438	13,490	13,507
Total	$5,509	$5,959	$17,884	$17,994

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Stock Option Awards
During the nine months ended September 30, 2019, the Company granted 83,102 options to purchase shares of its common stock with a weighted average exercise price of $39.07. As of September 30, 2019, there were approximately 313,000 options vested and exercisable with a weighted average exercise price of $34.82. As of September 30, 2019, the total unrecognized compensation charge related to non-vested options was approximately $2.3 million, which is expected to be recognized through 2023.
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
During the nine months ended September 30, 2019, the Company had RSU grants (including PRSUs), net of forfeitures, of approximately 481,000. As of September 30, 2019, there are approximately 1,163,000 non-vested RSUs (including PRSUs) outstanding with a weighted average grant-date fair value of $45.25. As of September 30, 2019, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $29.9 million, which is expected to be recognized through 2022.
During the nine months ended September 30, 2019, shares of common stock with an aggregate value of $6.4 million were withheld upon vesting of RSUs and in connection with related remittance of employee withholding taxes to taxing authorities.

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
Enterprise: Enterprise customers are mainly composed of creative professionals and organizations with unique content, licensing and workflow needs. These customers benefit from dedicated sales, service and research teams which provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, invoicing and the ability to pay on credit terms, increased indemnification protection, multi-brand licensing packages and content licensed for use-cases outside of those available on the e-commerce platform.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s revenues by distribution channel for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
E-commerce	$96,233	$88,713	$291,339	$270,166
Enterprise	62,846	62,862	192,813	188,301
Other (1)	—	—	—	2,711
Total Revenues	$159,079	$151,575	$484,152	$461,178

(1)	On February 26, 2018, the Company completed the Sale of Webdam. 2018 amounts include revenue earned during the period from January 1, 2018 through February 26, 2018.
The September 30, 2019 deferred revenue balance will be earned as digital content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $117.5 million of total revenue recognized for the nine months ended September 30, 2019 was reflected in deferred revenue as of December 31, 2018.

(9) Other Income / (Expense), net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency loss	$(626)	$(659)	$(1,356)	$(2,122)
Impairment of long-term investment asset	—	—	—	(5,881)
Interest income	1,091	876	3,301	2,003
Total other income / (expense)	$465	$217	$1,945	$(6,000)

(10) Income Taxes
The Company’s effective tax rates yielded a net benefit of 35.3% and 7.7% for the three months ended September 30, 2019 and 2018, respectively, and a net expense of 3.3% and 19.5% for the nine months ended September 30, 2019 and 2018, respectively.
In the three and nine months ended September 30, 2019, the impact of discrete tax items decreased the effective tax rate by 51.6% and 13.0%, respectively. In the three and nine months ended September 30, 2019, the Company incurred a discrete tax benefit related primarily to the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the foreign-derived intangible income deduction claimed on the Company’s 2018 tax return, which was substantially completed in the third quarter of 2019.
In the three months ended September 30, 2018, the Company incurred a discrete tax benefit related primarily to the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the U.S. Research and Development tax credit claimed on the Company’s 2017 tax return, which was substantially completed in the third quarter of 2018. In the nine months ended September 30, 2018, the Company incurred a net discrete tax expense relating primarily to the gain on the Sale of Webdam, partially offset by a discrete tax benefit related to the impairment of a long-term investment asset. The net effect of these discrete items increased the effective tax rate for the three and nine months ended September 30, 2018 by 22.0% and 5.2%, respectively.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to the international provisions enacted as part of the Tax Cuts and Jobs Act and the U.S. Research and Development tax credit.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

During the three months ended September 30, 2019 and 2018 and during the nine months ended September 30, 2018, uncertain tax positions recorded by the Company were not significant. During the nine months ended September 30, 2019, uncertain tax positions recorded by the Company resulted in an expense of $1.0 million. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2019 and 2018.
During the nine months ended September 30, 2019 and 2018, the Company paid net cash taxes of $1.5 million and $0.4 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,934	$7,447	$15,755	$39,774
Shares used to compute basic net income per share	35,309	34,991	35,219	34,897
Dilutive potential common shares
Stock options	65	148	91	125
Unvested restricted stock awards	167	431	202	398
Shares used to compute diluted net income per share	35,541	35,570	35,512	35,420
Basic net income per share	$0.14	$0.21	$0.45	$1.14
Diluted net income per share	$0.14	$0.21	$0.44	$1.12

Dilutive securities included in the calculation	844	1,477	942	1,403
Anti-dilutive securities excluded from the calculation	1,322	774	1,222	924

(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$56,151	$57,078	$171,322	$170,092
Europe	51,683	49,033	160,815	154,258
Rest of the world	51,245	45,464	152,015	136,828
Total revenue	$159,079	$151,575	$484,152	$461,178

The United States, included in North America in the above table, accounted for 32% and 34% of consolidated revenue for the three and nine months ended September 30, 2019 and 2018, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s long-lived tangible assets were located as follows (in thousands):

	September 30,	December 31,
	2019	2018
North America	$57,432	$71,758
Europe	5,665	4,371
Rest of the world	58	59
Total long-lived tangible assets	$63,155	$76,188

The United States, included in North America in the above table, accounted for 82% and 88% of total long-lived tangible assets as of September 30, 2019 and December 31, 2018, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(13) Leases
The Company’s leases relate primarily to office facilities that expire on various dates from 2019 through 2029, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating lease costs, including insignificant costs related to short-term leases, were $2.8 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively and $8.2 million and $7.0 million for the nine months ended September 30, 2019 and 2018, respectively.
Additional information related to the Company’s leases as of and for the nine months ended September 30, 2019, is as follows:

(in thousands, except lease term and discount rate)	September 30, 2019
Balance sheet information
ROU assets	$43,960

Lease liabilities, current	$9,280
Lease liabilities, non-current	46,042
Total lease liabilities	$55,322

Supplemental data
Weighted average remaining lease term	8.8 years
Weighted average discount rate	6.2%

Cash paid for amounts included in lease liabilities	$7,414
ROU assets obtained in exchange for lease obligations	$2,286

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its lease liabilities at September 30, 2019 are as follows (in thousands):

Reconciliation of future undiscounted lease payments to lease liabilities	September 30, 2019
Year ending December 31,
2019 (remaining)	$2,589
2020	9,347
2021	8,061
2022	7,038
2023	6,198
2024	6,503
Thereafter	33,075
Total undiscounted lease payments	72,811
Less: imputed interest	(17,489)
Total lease liabilities	$55,322

The Company’s most significant lease is for its headquarters in New York City, which was entered into in March 2013 and was amended in January 2016 (“ESB Lease”). As amended, the ESB Lease will expire in 2029, and the undiscounted remaining future minimum lease payments are approximately $63.4 million. The Company is also party to a $2.6 million letter of credit, as a security deposit for the ESB Lease, which is collateralized by an equivalent amount of cash, and is reported as restricted cash within other assets on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.
Fiscal year 2018 lease commitments in accordance with prior guidance
Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$9,913
2020	8,762
2021	7,493
2022	6,829
2023	6,082
Thereafter	39,481
Total minimum lease payments	$78,560

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(14) Commitments and Contingencies
As of September 30, 2019, the Company had total other non-lease obligations in the amount of approximately $53.2 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2019, the Company’s other non-lease obligations for the remainder of 2019 and for the years ending December 31, 2020, 2021 and 2022 were approximately $5.1 million, $30.7 million, $13.7 million and $3.8 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of September 30, 2019, the Company had recorded no material liabilities related to indemnification obligations in accordance with the authoritative guidance for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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
Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. For customers seeking specialized content that goes beyond our library of stock content, our platform also connects customers with contributors who can produce custom branded content. More than 1.9 million active, paying customers contributed to our revenue for the twelve-month period ended September 30, 2019. As of September 30, 2019, more than 1 million approved contributors made their images, video clips and music tracks available in our collection, which has grown to approximately 297 million images and approximately 16 million video clips as of September 30, 2019. This makes our collection of content one of the largest of its kind, and we delivered more than 140 million paid downloads across all of our brands during the nine months ended September 30, 2019.
Through our platform, we generate revenue by licensing content to our customers. During the nine months ended September 30, 2019, 60% of our revenue was generated from e-commerce customers. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process without concern for the incremental cost of each license. We also offer simple, affordable, smaller subscriptions and those where customers have an option to pay for individual content licenses at the time of delivery. Our enterprise customers generally include creative professionals and organizations with unique content, licensing and workflow needs. Our dedicated enterprise sales, service and research teams are able to provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform. Enterprise customers may also benefit from the creation of our custom branded content. Our enterprise customers provided approximately 40% of our revenue during the nine months ended September 30, 2019.
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

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except revenue per download)
Paid downloads (during the period)	46.3	43.9	140.1	132.8
Revenue per download (during the period)	$3.40	$3.40	$3.42	$3.40
Content in Our Collection (end of period):
Images	297	221	297	221
Video Clips	16	12	16	12

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
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from custom content and the impact of revenue that is not derived from or associated with content licenses. This metric captures changes in our pricing, if any, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. In the last several years, pricing has remained relatively constant and changes in revenue per download have primarily been driven by the introduction of new product offerings and the change in product mix.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new leases standard would occur at the adoption date and a cumulative-effect adjustment would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with existing disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption.
Effective January 1, 2019, we adopted FASB ASU 2016-02, Leases (Topic 842) using a modified retrospective approach and, accordingly, balance sheet and income statement totals for all periods before January 1, 2019 reflect those previously reported under the prior accounting model and have not been restated.

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
Enterprise: Our base of enterprise customers is mainly composed of creative professionals and organizations with unique content, licensing and workflow needs. As our enterprise customer base has grown, the number of unique offerings has also grown, as we continue to address individual business needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on the e-commerce platform.
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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
E-Commerce	$96,233	$88,713	$291,339	$270,166
Enterprise	62,846	62,862	192,813	188,301
Other(1)	—	—	—	2,711
Total Revenues	$159,079	$151,575	$484,152	$461,178

(1)	On February 26, 2018, we completed the Sale of Webdam. Consequently, 2018 includes revenues earned during the period January 1, 2018 through February 26, 2018.
Costs and Expenses
Cost of Revenue. Cost of revenue includes royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, infrastructure and hosting costs related to maintaining our creative platform and cloud-based software platform, amortization of content and technology intangible assets, allocated facility costs and other supporting overhead costs. Cost of revenue also includes employee compensation, which includes non-cash equity-based compensation, bonuses and benefits, associated with the maintenance of our creative platform and cloud-based software platform.
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
Other Income / (Expense), Net. Other income / (expense), net consists of non-operating costs such as foreign currency transaction gains and losses, interest income and expense and an impairment related to a long-term investment asset.
Income Taxes. We compute income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted statutory income tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. As of September 30, 2019, we have not recorded any such valuation allowances.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statements of Operations:
Revenue	$159,079	$151,575	$484,152	$461,178
Operating expenses:
Cost of revenue	68,635	66,461	206,379	198,842
Sales and marketing	45,614	41,028	134,548	123,414
Product development	13,533	14,032	42,113	47,208
General and administrative	28,114	23,355	86,760	74,901
Total operating expenses	155,896	144,876	469,800	444,365
Income from operations	3,183	6,699	14,352	16,813
Gain on Sale of Webdam	—	—	—	38,613
Other income / (expense), net	465	217	1,945	(6,000)
Income before taxes	3,648	6,916	16,297	49,426
(Benefit) / Provision for income taxes	(1,286)	(531)	542	9,652
Net income	$4,934	$7,447	$15,755	$39,774
The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	43%	44%	43%	43%
Sales and marketing	29%	27%	28%	27%
Product development	9%	9%	9%	10%
General and administrative	18%	15%	18%	16%
Total operating expenses	98%	96%	97%	96%
Income from operations	2%	4%	3%	4%
Gain on Sale of Webdam	—%	—%	—%	8%
Other income / (expense), net	—%	—%	—%	(1)%
Income before taxes	2%	5%	3%	11%
(Benefit) / Provision for income taxes	(1)%	—%	—%	2%
Net income	3%	5%	3%	9%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended September 30, 2019 and 2018
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$159,079	$151,575	$7,504	5%
Operating expenses:
Cost of revenue	68,635	66,461	2,174	3
Sales and marketing	45,614	41,028	4,586	11
Product development	13,533	14,032	(499)	(4)
General and administrative	28,114	23,355	4,759	20
Total operating expenses	155,896	144,876	11,020	8
Income from operations	3,183	6,699	(3,516)	(52)
Other income, net	465	217	248	114
Income before income taxes	3,648	6,916	(3,268)	(47)
Benefit for income taxes	(1,286)	(531)	(755)	*
Net income	$4,934	$7,447	$(2,513)	(34)%
__________________________________
*    Percentage change is not meaningful
Revenue
Revenue increased by $7.5 million, or 5%, to $159.1 million in the three months ended September 30, 2019 compared to the same period in 2018. Excluding the impact of foreign currency fluctuations, revenue increased approximately 6% in the three months ended September 30, 2019, compared to the same period in 2018. In addition, the Company’s e-commerce revenues increased by 8% and the Company’s enterprise revenues were flat in the three months ended September 30, 2019, compared to the same period in 2018. On a constant currency basis, the Company’s e-commerce and enterprise revenues increased by approximately 10% and 1%, respectively, in the three months ended September 30, 2019, compared to the same period in 2018.
During the three months ended September 30, 2019, we increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We continue to focus on product offerings, platform improvements and other initiatives to increase customer engagement.
In the three months ended September 30, 2019 and 2018, we delivered 46.3 million and 43.9 million paid downloads, respectively, and our revenue per download remained flat at $3.40 for the three months ended September 30, 2019 compared to the same period in 2018.
Our revenue growth by region was as follows: revenue from outside Europe and North America increased by $5.8 million, or 13%, to $51.2 million, revenue from Europe increased by $2.7 million, or 5%, to $51.7 million and revenue from North America decreased by $0.9 million, or 2%, to $56.2 million in the three months ended September 30, 2019 compared to the same period in 2018.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $2.2 million, or 3%, to $68.6 million in the three months ended September 30, 2019 compared to the same period in 2018. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download, increased $1.0 million, or 2%, which is in line with the increase in revenues for the three months ended September 30, 2019, compared to the same period in 2018. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses, and depreciation and amortization increased by $1.3 million to $15.2 million for the three months ended September 30, 2019 compared to the same period in 2018, driven primarily by depreciation and amortization of infrastructure hardware and software assets acquired, developed and purchased in recent periods.

Sales and Marketing. Sales and marketing expenses increased by $4.6 million, or 11%, to $45.6 million in the three months ended September 30, 2019 compared to the same period in 2018. Expenses related to performance and brand advertising, the largest component of our sales and marketing expenses, increased by $3.2 million, as compared to the prior year, as a result of increased spending on affiliate, search advertising and other new channels. Employee-related expenses increased by $0.7 million, as compared to the same period in the prior year, driven by an increase in sales and marketing headcount to support new initiatives. As a percent of revenue, for the three months ended September 30, 2019, sales and marketing expenses increased slightly from the same period in 2018, primarily driven by the increase in customer acquisition costs. As we continue to invest in new customer acquisition, products and geographies, we expect sales and marketing expenses to increase in absolute dollars and remain relatively consistent as a percentage of revenue in the foreseeable future.
Product Development. Product development expenses decreased by $0.5 million, or 4%, from $14.0 million for the three months ended September 30, 2018 to $13.5 million for the three months ended September 30, 2019. This decrease was primarily driven by a reduction in software and other technology costs for the three months ended September 30, 2019, as compared to the same period in the prior year. Employee and third-party contractor related costs, net of capitalized labor, remained relatively flat for the three months ended September 30, 2019 compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we identify opportunities to invest in developing new products and internal tools and enhancing the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $4.8 million, or 20%, to $28.1 million in the three months ended September 30, 2019 compared to the same period in 2018. This increase was primarily driven by higher employee-related costs of $2.4 million for the three months ended September 30, 2019 as compared to the same period in 2018. Additionally, IT-related costs increased by $1.4 million for the three months ended September 30, 2019, as compared to the same period in 2018, related primarily to required enhancements to our corporate and technology infrastructure, intended to better support our growth initiatives and help sustain long-term profitability. We expect to continue to incur general and administrative expenses to support our global operational growth and enhancements to support our reporting and planning functions.
Other Income / (Expense), Net. In the three months ended September 30, 2019, approximately $1.1 million of other income consisted of interest income which was partially offset by $0.6 million of unfavorable foreign exchange fluctuations. During the three months ended September 30, 2018, approximately $0.9 million of other income consisted of interest income which was partially offset by $0.7 million of unfavorable foreign exchange fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense decreased by $0.8 million for the three months ended September 30, 2019 as compared to the same period in 2018. Our effective tax rates yielded a benefit of 35.3% and 7.7% for the three months ended September 30, 2019 and 2018, respectively.
For the three months ended September 30, 2019, the impact of discrete items decreased the effective tax rate by 51.6%. For the three months ended September 30, 2019, we incurred a discrete tax benefit related primarily to the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the foreign-derived intangible income deduction claimed on the Company’s 2018 tax return, which was substantially completed in the third quarter of 2019. Excluding the discrete items, our effective tax rate would have been 16.3% for the three months ended September 30, 2019.
For the three months ended September 30, 2018, we incurred a discrete tax benefit related primarily to the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the U.S. Research and Development tax credit claimed on the Company’s 2017 tax return, which was substantially completed in the third quarter of 2018. The net effect of the discrete items decreased the effective tax rate for the three months ended September 30, 2018 by 22.0%. Excluding the discrete item, our effective tax rate would have been 14.3% for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$484,152	$461,178	$22,974	5%
Operating expenses:
Cost of revenue	206,379	198,842	7,537	4%
Sales and marketing	134,548	123,414	11,134	9%
Product development	42,113	47,208	(5,095)	(11)%
General and administrative	86,760	74,901	11,859	16%
Total operating expenses	469,800	444,365	25,435	6%
Income from operations	14,352	16,813	(2,461)	(15)%
Gain on Sale of Webdam	—	38,613	(38,613)	*
Other income / (expense), net	1,945	(6,000)	7,945	*
Income before income taxes	16,297	49,426	(33,129)	(67)%
Provision for income taxes	542	9,652	(9,110)	*
Net income	$15,755	$39,774	$(24,019)	(60)%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $23.0 million, or 5%, to $484.2 million in the nine months ended September 30, 2019 compared to the same period in 2018. Excluding the impact of foreign currency fluctuations, revenue increased approximately 7% in the nine months ended September 30, 2019, compared to the same period in 2018. In addition, the Company’s e-commerce revenues and enterprise revenues increased by 8% and 2%, respectively, in the nine months ended September 30, 2019, compared to the same period in 2018. On a constant currency basis, the Company’s e-commerce and enterprise revenues increased by approximately 10% and 4%, respectively, in the nine months ended September 30, 2019, compared to the same period in 2018.
During the nine months ended September 30, 2019, we increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We continue to focus on product offerings, platform improvements and other initiatives to increase customer engagement.
The increased revenue from our content licensing business was partially offset by the absence of revenue from Webdam, as a result of the Sale of Webdam on February 26, 2018. We did not recognize revenue from Webdam during the nine months ended September 30, 2019, compared to $2.7 million for the period from January 1, 2018 through February 26, 2018.
In the nine months ended September 30, 2019 and 2018, we delivered 140.1 million and 132.8 million paid downloads, respectively, and our average revenue per download increased to $3.42 for the nine months ended September 30, 2019, from $3.40 for the nine months ended September 30, 2018.
Our revenue growth by region was as follows: revenue from outside Europe and North America increased by $15.2 million, or 11%, to $152.0 million, revenue from Europe increased by $6.6 million, or 4%, to $160.8 million and revenue from North America increased by $1.2 million, or 1%, to $171.3 million in the nine months ended September 30, 2019 compared to the same period in 2018.
Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $7.5 million, or 4%, to $206.4 million in the nine months ended September 30, 2019 compared to the same period in 2018. Royalties expense, which is driven in large part by the number of downloads and the revenue earned on each download, increased $3.5 million, or 3%, which is in line with the increase in revenues for the nine months ended September 30, 2019. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses, and depreciation and amortization increased by $4.0 million to $43.6 million for the nine months ended September 30, 2019 compared to the same period in 2018, driven primarily by depreciation and amortization of infrastructure hardware and software assets acquired, developed and purchased in recent periods.
Sales and Marketing.   Sales and marketing expenses increased by $11.1 million, or 9%, to $134.5 million in the nine months ended September 30, 2019 compared to the same period in 2018. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $10.5 million, or 16%, for the nine months ended September 30, 2019 compared to the same period in 2018 as a result of increased spending on affiliate, search advertising and other new channels. As a percent of revenue, for the nine months ended September 30, 2019, sales and marketing expenses remained relatively consistent with the same period in 2018. As we continue to invest in new customer acquisition, products and geographies, we expect sales and marketing expenses to increase in absolute dollars and remain relatively consistent as a percentage of revenue in the foreseeable future.
Product Development.   Product development expenses decreased by $5.1 million, or 11%, to $42.1 million for the nine months ended September 30, 2019 as compared to $47.2 million for the same period in 2018. This decrease was driven by an approximately $6.8 million reduction in employee related costs, net of capitalized labor. The decline was partially offset by an increase of $2.3 million in software and other technology used to support our product development initiatives for the nine months ended September 30, 2019, as compared to the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we identify opportunities to invest in developing new products and internal tools and enhancing the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses increased by $11.9 million, to $86.8 million in the nine months ended September 30, 2019 compared to the same period in 2018. This increase was driven by (i) higher employee-related costs of $6.0 million for the nine months ended September 30, 2019 as compared to the same period in 2018; (ii) one-time severance charges of approximately $2.2 million incurred for the nine months ended September 30, 2019; (iii) higher IT-related costs of $3.7 million for the nine months ended September 30, 2019, as compared to the same period in 2018, related primarily to enhancements to our corporate and technology infrastructure, intended to better support our growth initiatives and help sustain long-term profitability; and (iv) higher professional and consulting fees, as compared to the same period in 2018. In addition, while depreciation and amortization expense for the nine months ended September 30, 2019 was relatively flat, $1.5 million of accelerated amortization expense was recorded during 2019, in connection with the Company’s re-branding of its Editorial product. These increases were partially offset by a $1.4 million reduction in bad debt expense for the nine months ended September 30, 2019 as compared to the same period in 2018. We expect to continue to incur general and administrative expenses to support our global operational growth and enhancements to support our reporting and planning functions.
Gain on Sale of Webdam. On February 26, 2018, the Company completed the Sale of Webdam, for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million in transaction costs paid, was $44.3 million, inclusive of $2.5 million received from the release of funds from escrow during 2019. During the nine months ended September 30, 2018, management recognized a pre-tax gain on the sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
Other Income / (Expense), Net. During the nine months ended September 30, 2019, approximately $3.3 million of other income consisted of interest income which was partially offset by $1.4 million of unfavorable foreign currency fluctuations. During the nine months ended September 30, 2018, we recorded a charge of $5.9 million as a result of the impairment of a long-term investment asset. Additionally, during the nine months ended September 30, 2018, we recorded an expense of approximately $2.1 million related to unfavorable foreign currency fluctuations, offset by approximately $2.0 million of interest income.
Income Taxes.   Income tax expense decreased by $9.1 million for the nine months ended September 30, 2019 as compared to the same period in 2018. Our effective tax rates for the nine months ended September 30, 2019 and 2018 were 3.3% and 19.5%, respectively.
For the nine months ended September 30, 2019, the impact of discrete tax items decreased the effective tax rate by 13.0%. For the nine months ended September 30, 2019, we incurred a discrete tax benefit related primarily to the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the foreign-derived intangible income deduction claimed on the Company’s 2018 tax return, which was substantially completed in the third quarter of 2019. Excluding the discrete items, our effective tax rate would have been 16.3% for the nine months ended September 30, 2019.
For the nine months ended September 30, 2018, we incurred a net discrete tax expense relating primarily to the gain on the Sale of Webdam, partially offset by discrete tax benefits relating to the impairment of a long-term investment asset, the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the U.S. Research and Development tax credit claimed on the Company’s 2017 tax return which was substantially completed in the third quarter of 2018. The net effect of these discrete items increased the effective tax rate for the nine months ended September 30, 2018 by 5.2%. Excluding discrete items, our effective tax rate would have been 14.3% for the nine months ended September 30, 2018.

Quarterly Trends
Our operating results may fluctuate from quarter to quarter as a result of a variety of factors, including the effects of some seasonal trends in customer behavior. For example, we expect certain customers’ usage may decrease during the third quarter of each calendar year due to the summer vacation season and may increase in the fourth quarter of each calendar year as demand is generally higher to support marketing campaigns in advance of the fourth quarter holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth trajectory may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues tend to be smoother and less volatile than if we had no subscription-based customers.
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

Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents totaling $285.4 million which primarily consisted of bank balances and money market mutual funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
As of September 30, 2019, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. During the nine months ended September 30, 2019, we did not repurchase any shares of our common stock under the share repurchase program. As of September 30, 2019, we had $100 million of remaining authorization for share repurchases under this program.

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
During the nine months ended September 30, 2019, shares with an aggregate value of $6.4 million were withheld upon vesting of RSUs and in connection with related remittance to taxing authorities.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Future capital expenditures could relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, digital content and general corporate infrastructure. See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding existing capital commitments as of September 30, 2019.
Cash Flows
The following table summarizes our cash flow data for the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$77,020	$68,517
Net cash used in investing activities	$(18,943)	$(6,452)
Net cash used in financing activities	$(1,775)	$(108,531)
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
Net cash provided by operating activities was $77.0 million for the nine months ended September 30, 2019, compared to $68.5 million for the nine months ended September 30, 2018. In the nine months ended September 30, 2019, operating cash flows were favorably impacted by changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. In addition, as it relates to cash taxes, the Company paid net cash taxes of $1.5 million and $0.4 million, for the nine months ended September 30, 2019 and 2018, respectively.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2019 was $18.9 million, consisting primarily of capital expenditures of $19.5 million for internal-use software and website development costs and purchases of software and equipment and $1.9 million paid to acquire the rights to distribute certain digital content in perpetuity, partially offset by $2.5 million of cash received during the nine months ended September 30, 2019 from escrowed funds related to the Sale of Webdam.
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

Financing Activities
Cash used in financing activities in the nine months ended September 30, 2019 was $1.8 million, consisting primarily of $6.4 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $4.6 million from the issuance of common stock in connection with the exercise of stock options.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $63.4 million. We are also party to a letter of credit as a security deposit for this leased facility, which was increased to $2.6 million in January 2016 in connection with an amendment of the lease. As of September 30, 2019, the letter of credit is collateralized by $2.6 million of cash, which is reported as restricted cash and is included in other assets on our Consolidated Balance Sheet as of September 30, 2019.
Additionally, as of September 30, 2019, aggregate undiscounted future minimum lease payments under other operating leases are approximately $9.4 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of September 30, 2019, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2019 and for the fiscal years ending December 31, 2020, 2021 and 2022 were approximately $5.1 million, $30.7 million, $13.7 million and $3.8 million, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35% for both the nine months ended September 30, 2019 and 2018. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. All amounts earned by and paid to our foreign contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the nine months ended September 30, 2019, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.

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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$31,716	€28,190	$29,891	€25,546	$98,251	€86,328	$91,005	€76,042
British pounds	11,933	£9,549	12,026	£9,171	35,965	£27,996	37,801	£27,900
All other non-U.S. currencies(1)	11,620		11,131		35,133		32,875
Total foreign currency	55,269		53,048		169,349		161,681

U.S. dollar	103,810		98,527		314,803		299,497
Total revenue	$159,079		$151,575		$484,152		$461,178

(1)	Includes no single currency which exceeded 5% of total revenue for any of the periods presented.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The fair value of our cash and cash equivalents is not particularly sensitive to interest rate changes.
We did not have any long-term borrowings as of September 30, 2019.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting. We concluded that we did not design and maintain effective controls related to the accuracy, cut-off and completeness of sales transactions related to certain enterprise license arrangements. Specifically, as our business strategy related to enterprise license arrangements changed during 2018, we did not design and maintain effective controls to assess the risks of misstatement, and therefore the appropriateness of revenue recognition, associated with product offerings outside of our standard product catalog. The deficiencies resulted in immaterial errors in recorded revenue, accounts receivable, deferred revenue and related disclosures for the years ended December 31, 2018 and 2017 and the interim periods ended June 30, 2018 and September 30, 2018 and did not result in a material misstatement of our interim or annual consolidated financial statements or disclosures for any historical periods. Additionally, these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.
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
Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2019, there were no material changes to these risk factors as described in our 2018 Form 10-K.

Item 5.    Other Information.
Compensatory Arrangements of Certain Officers.

On November 5, 2019, the Company entered into an amended and restated employment agreement with each of Louis Weiss, Chief Marketing Officer of the Company and Lisa Nadler, Chief Human Resources Officer of the Company (the “Amended and Restated Employment Agreements”). On November 5, 2019, the Company also entered into an agreement with each of Stan Pavlovsky and Steven Ciardiello, amending each of Mr. Pavlovsky’s and Mr. Ciardiello’s employment agreements (the “Amendments,” together with the Amended and Restated Employment Agreements, the “Revised Employment Agreements”). The following description of the Revised Employment Agreements is a summary and is qualified in its entirety by the Revised Employment Agreements, each of which are filed as exhibits attached hereto and incorporated herein by reference.

The Revised Employment Agreements were entered into to standardize the severance terms of each of Mr. Pavlovsky, Mr. Ciardiello, Ms. Nadler and Mr. Weiss (the “Executive Officers”).

Pursuant to the Revised Employment Agreements, if the Company terminates any Executive Officer’s employment with the Company without “cause” or other than due to the Executive Officer’s death or “disability” at any time other than during the twelve-month period immediately following a “change of control”, the Executive Officer will receive all “accrued benefits” and, subject to his or her execution of an acceptable release and compliance with the covenants set forth therein, such Executive Officer will also receive the following severance payments and benefits from the Company:

•	cash severance in an amount equal to 12 months of his or her base salary, which will be paid in installments accordance with the Company’s regular payroll procedures;

•	a lump sum payment of a pro-rata annual bonus reflecting actual performance for the year in which the termination of employment occurs, based on the number of days worked relative to 365 days;

•
reimbursement for premiums paid for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for such executive and his eligible dependents for up to 12 months; and

•
if such Executive’s termination date is at least 12 months following the effective date of his or her employment, accelerated vesting of the unvested portion of his or her outstanding equity awards as if he or she had remained employed for 12 months following his or her termination of employment.

Pursuant to the Revised Employment Agreements, if we terminate any Executive Officer’s employment with the Company without “cause,” other than due to such Executive Officer’s death or “disability” or such Executive Officer resigns for “good reason” at any time during the twelve-month period immediately following a “change of control”, the Executive Officer will receive the “accrued benefits” and, subject to his or her execution of an acceptable release and compliance with the covenants set forth therein, the Executive Officer will also receive the following payments and severance benefits:

•	cash severance in an amount equal to 12 months of his or her then current base salary in a single lump sum payment;

•	a lump sum payment equal to 100% of his or her full target bonus for the fiscal year in effect at the date of termination of employment (or the year the “change of control” occurs, if greater);

•
reimbursement for premiums paid for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for such executive and his eligible dependents for up to 12 months; and

•	accelerated vesting of 100% of the then-unvested portion of all of such Executive Officer’s outstanding equity awards, unless otherwise set forth in a PSU award agreement.

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Amendment to Employment Agreement, dated November 5, 2019, by and between Stan Pavlovsky and Shutterstock, Inc.
10.2	Amended and Restated Employment Agreement, dated November 5, 2019, by and between Lisa Nadler and Shutterstock, Inc.
10.3	Amended and Restated Employment Agreement, dated November 5, 2019, by and between Louis Weiss and Shutterstock, Inc.
10.4	Amendment to Employment Agreement, dated November 5, 2019, by and between Steven Ciardiello and Shutterstock, Inc.
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: November 5, 2019	By:	/s/ Jonathan Oringer
Jonathan Oringer
Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2019	By:	/s/ Steven Ciardiello
Steven Ciardiello
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)