Form 10-K
period 2019-12-31
Shutterstock, Inc.
filed 2020-02-13
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
646 710-3417
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates was $746,376,332, based on the last reported sale price of the registrant’s common stock on that date. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the outstanding common stock of the registrant at June 30, 2019. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On February 7, 2020, 35,504,867 shares of the registrant’s common stock were outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2020, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Form 10-K
For the Fiscal Year Ended December 31, 2019

PART I

FORWARD-LOOKING STATEMENTS
        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition, future dividends, new or planned features, products or services and management strategies. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. However, not all forward-looking statements contain these words. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
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

Item 1.    Business.
Overview
Shutterstock is a global technology company offering a creative platform, which provides high-quality content, tools and services to creative professionals. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
The content licensed by our customers include:

•
Images - consisting of photographs, vectors and illustrations. Images are typically used in visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and other similar uses.

•
Footage - consisting of video clips, premium footage filmed by industry experts and cinema grade video effects, available in HD and 4K formats. Footage is often integrated into websites, social media, marketing campaigns and cinematic productions.

•	Music - consisting of high-quality music tracks and sound effects, which are often used to complement images and footage.
For customers seeking specialized solutions, we also create custom, on-brand content by matching our global contributor network to the unique needs of our customers. This solution allows us to offer customers a fast and scalable way to produce cost-effective content that is in line with the visual footprint of their brand. We typically offer a royalty-free non-exclusive license and the processes we maintain to properly license content and the indemnification protections we provide, allow individuals and businesses of all sizes, including media agencies, publishers, production companies and creative service providers, to confidently utilize such content for their unique commercial or editorial needs.
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
We believe that our licensing model and creative platform drive a high volume of download activity that in turn provides a high volume of search, download and other customer behavioral data that enables us to continuously improve the quality and accuracy of our proprietary search algorithms, including keyword, search localization and similar image identification, and encourages the creation and contribution of new content to meet our customers’ needs. We enable users to search and discover content to meet their unique needs by searching our collection and previewing our content at no cost prior to licensing. We also leverage, to the greatest extent possible, the global nature of our user interfaces and marketing efforts, including local languages, currencies and payment methods, and our effective use of current and emerging technology and marketing channels to attract and retain customers and contributors.
Our high-quality products and services and the experience we provide to our customers, combined with our focus on continuous innovation, have allowed us to establish premium brands, including:

•
Shutterstock - Shutterstock is our flagship brand and the majority of our revenue is generated through shutterstock.com. We continuously work to expand the collection of photographs, vectors, illustrations and footage available on shutterstock.com to further establish Shutterstock as a top source of high-quality content for multimedia producers world-wide.

•
Bigstock - Bigstock maintains a separate, extensive library of images, vectors, illustrations and footage that is specifically curated to meet the needs of independent creators and others seeking to incorporate cost-effective imagery into their projects.

•
Offset - For high-impact use cases that require extraordinary images, our Offset brand provides authentic and exceptional content, featuring work from top assignment photographers and illustrators from around the world, in addition to work from established and respected collections such as National Geographic®. Every image in the collection is hand-selected, chosen for its artistic distinction and narrative quality, and is curated into specific categories such as lifestyle, food, travel and fashion.

•
Shutterstock Select - In November 2018, we launched Shutterstock Select, a premium collection of royalty-free footage available on shutterstock.com. This diverse collection of footage includes exclusive content widely ranging from everyday moments to blockbuster action scenes, all captured by industry professionals using cinema-grade cameras and selected by our expert curators.

•
Shutterstock Custom - Shutterstock Custom complements Shutterstock’s creative platform by fulfilling marketers’ need to scale unique branded content including images, footage, GIFs, cinemagraphs and 360° footage content. Shutterstock Custom utilizes proprietary technology that we gained through our acquisition of Flashstock Technology, Inc. (“Flashstock”) in 2017, and which we expect to grow in the future as we continue to seek expansion in the market for custom content creation.

•
Shutterstock Editorial - Shutterstock Editorial provides editorial imagery, such as entertainment, sports and news images, to a broad range of customers from independent bloggers to traditional media outlets by providing a real-time feed of editorial content and an extensive archive of editorial images. We entered the editorial market with our acquisition of Rex Features (“Rex”) in 2015. We also maintain distribution agreements with a number of leading editorial image agencies and industry partners including exclusive distribution agreements with several third-party organizations.

•
Shutterstock Music and PremiumBeat - Shutterstock Music and PremiumBeat comprise our curated royalty-free music offerings. Shutterstock Music provides thousands of handpicked music tracks and sound effects at affordable prices, giving businesses, marketers and social media managers access to the audio content they need to bring their ideas to life. PremiumBeat provides producers, filmmakers and marketers access to a vast collection of exclusive, high-quality tracks and enables users to search handpicked production music from the world’s leading composers.

We also provide the following tools to enhance our customers’ workflow and project management needs as well as to enable efficient search capabilities:

•
Superior search - We obtain a high volume of data generated from user searches and content downloads, which enables us to continuously improve our search algorithms. Our behavioral and keyword data, along with our investments in technology and our experience in developing search algorithms, enhance our users’ search experience by increasing the chances that our users find the content they require in a timely and efficient manner. For example, Shutterstock Showcase (www.shutterstock.com/showcase) features deep learning-powered search tools based on innovative artificial intelligence technology and can help customers refine searches using images, identify specific object layouts within an image, or identify images with blank space for text.

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

Sales and Distribution Channels
Our online platform provides a freely searchable collection of content that our users can license, download and incorporate into their work. We encourage all our customers to take advantage of our creative platform’s comprehensive search capabilities, our credit card-based payment options and the immediate digital delivery of licensed content. We strive to offer simple, transparent purchase options designed to cater to customers’ specific needs. We believe the ability to search for, select, license, download and customize content on our creative platform offers our users a streamlined workflow, convenience and speed, and enables us to achieve greater economies of scale. We also have contractual arrangements with third-party resellers and affiliates to license content to customers in markets where we may not have a significant sales and marketing presence. Certain third-party resellers and affiliates sell our products directly to end-users and remit amounts to us based on the type of product sold.

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

•
Enterprise: We also have a base of customers with unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. As this customer base has grown, the number of our unique offerings has also grown, to address individual business needs. We continue to focus on our enterprise expansion strategy and are investing resources in cultivating key international markets which we believe have significant growth potential and strategic importance.

•
Other: Our Other sales channel historically included revenue from Webdam’s digital asset management offerings which were made available through annual software-as-a-service subscription plans. On February 26, 2018, we completed a sale transaction of our digital asset management business (the “Sale of Webdam”) for an aggregate purchase price of $49.1 million.

Revenues generated from each of the sales channels are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
E-commerce	$392,241	$365,730	$332,376	$318,916	$300,051
Enterprise	258,282	254,809	208,713	164,384	118,492
Other	—	2,711	16,022	11,017	6,606
Total Revenue (1)	$650,523	$623,250	$557,111	$494,317	$425,149
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
Our Customers
We serve a diverse array of customers across a variety of industries, organizational sizes and geographies. For the year ended December 31, 2019, over 1.9 million customers in more than 150 countries licensed revenue-generating content, with approximately 35%, 33% and 32% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Our top 25 customers in the aggregate accounted for less than 3% of our revenue in 2019. Our customers are typically classified among three categories, as follows:

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

•
Media and Broadcast Companies.    Media organizations and professionals incorporate licensed content into their work, which includes digital publications, newspapers, books, magazines, television and film, as well as to market their products effectively. Our media and broadcast users range from independent bloggers to multi-national publishing, broadcast and production organizations.

•
Small and Medium-Sized Businesses.    Organizations of all sizes utilize creative content for a wide range of internal- and external-use communications such as websites, print and digital advertisements, merchandise, annual reports, brochures, employee communications, newsletters, social media, email marketing campaigns and other presentations. These organizations range in size and type of organization, from sole proprietors to large not-for-profit organizations.

Content Contributors and Content Review Process
Our collection of content is provided by a community of contributors from around the world and is vetted through our proprietary technology and by a specialized team of reviewers to ensure that it meets our standards of quality and licensability. Whether photographers, videographers, illustrators, designers or musicians, our community of more than 1.1 million approved contributors as of December 31, 2019 ranges from part-time enthusiasts to full-time professionals, and all content from our contributors must meet our quality standards. Supplementing the content in our collection, Shutterstock Custom connects business customers with a vast network of contributors from whom to license custom branded content to meet their most specific content needs. The content contributed by our five highest-earning contributors was together responsible for less than 4% of downloads in 2019, demonstrating the breadth and depth of our contributor population.
The breadth and quality of our content offerings are critical to our success, and we have created an easy-to-use online and mobile account creation process, which we are continually improving, through which we enable contributors to create an account, become verified, submit content, and once approved for submission, upload content onto our platform for licensing. During 2019, our contributor website and mobile application have been updated to operate in 21 languages and contributors can now register and upload content directly within the mobile application. We evaluate submissions based on certain technical and legal criteria to ensure we maintain the quality and integrity of our content library, including whether applicable releases have been obtained, whether third-party intellectual property is excluded and seeking to minimize other technical concerns such as excess noise or focus issues. As of December 31, 2019, over 450 million images and footage clips have been submitted from verified contributor accounts. For each content submission that is not approved during the review process, we notify the contributor by email with an explanation why the image was not published, including guidance on our standards and insight into customers’ expectations. We believe that this feedback is valuable to contributors and enhances the quality of future content submissions as well as our customers’ experience.
We use proprietary computer vision technology along with a trained team of reviewers to complete a comprehensive evaluation of all content submissions.  Our content review process is highly efficient, and our content review team strives to evaluate and process images and footage within 24 hours of submission to make them available for license on our sites, while working to continually improve our process to reduce review time.
Contributors are required to add a descriptive title and up to 50 keywords to each image and footage submission.  We guide our contributors to provide terms that not only describe literally the objects in the image or clip, but also what is conveyed conceptually and thematically.  We provide technical keywording assistance to contributors through our suggested keyword tools, which include a tool that leverages our proprietary computer vision technology to automatically suggest keywords based on visually similar images.  We have compiled a vast amount of data relating to the content in our collection, including keywords and aggregated customer behavioral data, which combined with our proprietary computer vision and artificial intelligence technology, drives discovery of content through our search algorithms and search engine optimization (SEO), therefore empowering customers to discover the content best suited for their needs.
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
We provide different earnings structures to contributors based on content type and customers’ licensing needs:

•
Images.    Contributors of photographs, vectors and illustrations to our e-commerce platform typically earn a royalty each time their images are licensed. The exact amount earned is determined by the type of license obtained and our published earnings schedule that is based on (i) the contributor’s total historical earnings paid by us, which determines the contributor’s earnings tier; and (ii) the purchase option under which the content was licensed. Contributors may earn more per download when images are licensed under our personalized licensing options or are licensed for editorial use only and, in these instances, can earn up to 50% of the sales price for a licensed image.

•
Footage and Music.   Contributors of footage and music tracks also typically earn a royalty each time their content is licensed. When a contributed footage clip or music track is licensed, the contributor is typically paid between 30% and 50% of the sales price per download.

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
Technology and Infrastructure
Our technology is critical to our business and we have developed proprietary technology to power our products and services. We believe that delivering intuitive, fast and effective user experiences, supported by scalable technology platforms, is critical to our success. We employ technology to support both our public-facing web properties and our back-office systems. In developing, improving and enhancing these sites and systems, we focus our internal development efforts on creating and enhancing specialized proprietary software that is unique to our business and we leverage commercially available and open source technologies for our more generalized needs.
Our customer-facing software enables users to search the millions of images, vectors, illustrations, footage and music tracks available in our collection or request custom branded content and then select, organize, pay for, license and download the content that suits their individual needs. Our search platform evolves automatically based on behavioral data, with each search and download that a user performs on our platform providing our search engine with additional information to improve search results in subsequent queries. We consider the data that we have collected and the search technology that it powers to be an important proprietary asset and competitive advantage that allows us to provide exceptional service to our customers and enable our business. We also continue to invest in the localization of our creative platform across many countries and regions, allowing customers to search and make purchases in a variety of languages and currencies.
Further, we have continued to build and launch innovations to the customer experience. Over the last few years, we have launched additional tools on our platform, such as our in-browser image editing tools, Shutterstock Editor and Editor Pro, to further enhance the customer experience, improve the customer’s workflow and eliminate time-consuming steps in the creative process. We continued to improve the features, functionality and availability of these tools during 2019. We also maintain an API driven infrastructure, enabling integration of our content platform with various other software tools and services, which enables businesses, and their customers, to gain access to our content without leaving their platform.
We have developed contributor-facing web properties, which as announced in January 2019, operate in 21 languages and enable individuals and creative professionals to become contributors, upload and tag content, receive feedback on their submissions from our review team, see reports on earnings and payouts, and participate in online discussion forums with other contributors, among other activities. We have also developed proprietary tools to enable our contributors to improve their success on our web properties, including our keyword trends tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time, which, in turn, allows contributors to anticipate demand and generate content that customers may want to license. Our contributor-facing web properties are powered by proprietary technology which supports a content review system that allows our review team to efficiently and effectively review content submissions. Our combination of proprietary technology and large-scale datasets allows us to deliver value to our users and enhances their experience on our platform, which drives and grows our marketplace.
We use a combination of internally-developed software and third-party applications that enable customer and contributor support, intellectual property rights and license tracking, centralized invoicing and sales order processing, customer database management, language translation and global contributor payouts, in addition to supporting the compliance, finance and accounting functions. We continually improve upon these internal tools to enable business growth and drive efficiency.
Our systems infrastructure is hosted primarily by third-party cloud hosting providers that we believe offer scalable, reliable and secure global infrastructure. We also continue to invest in our infrastructure to improve the resiliency of our sites and systems.
By using cloud services providers, we believe we are able to dedicate an increasing proportion of our technology resources to scaling our business, better serving our rapidly growing collection of content and meeting global customer demand. We believe continued use of third-party cloud hosting, along with improvements to our platform, allow us to further diversify our product offerings, reach new customers and contributors around the world and enable our developers to rapidly deploy new products, features and functionality.
We have expanded our use of content delivery network solutions to help enable our customers around the world to have sustained and reliable high-speed access to our platform. As we continue to grow our business, our technological needs continue to expand and therefore, we continually invest in our technology to enhance existing products and services and develop new products and services. We view our investments in technology as integral to our long-term success and we intend to continue to investigate, develop and make increased capital investments in technology and operational systems that support our current business and new areas of potential business expansion.

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
As our marketing efforts attract additional paying customers and generate more revenue for us, our contributors are also able to receive increased earnings from us. Increasing contributor earnings helps attract more content submissions, which in turn helps Shutterstock convert and retain even more paying customers. We believe the high degree of satisfaction that customers have with our product drives word-of-mouth recommendations, which helps our marketing efforts attract an even broader and more diverse audience than we reach directly. Therefore, we believe our marketing efforts have a self-reinforcing network effect, which powers the growth and success of our marketplace.
Customer Support
In addition to outbound sales and marketing activities, our customer service teams assist users worldwide via email, chat and phone in over 20 languages and 150 countries. We have customer service teams in a variety of locations including Singapore, Berlin and New York.
Product Rights and Intellectual Property
Product Rights and Indemnification
All of the content that we make available to customers on our websites is offered under perpetual, royalty-free licenses, with the exception of certain custom, editorial, music, and other content with specific licensing requirements. Royalty-free means that once a customer has licensed content from us, that customer may use the associated content in accordance with the license terms in perpetuity without having to pay any ongoing royalties to us. Typically, content from our library is licensed on a non-exclusive basis, meaning that multiple customers can license the same image, footage clip or music track under the applicable Shutterstock license agreement. Custom content is one-of-a-kind branded content and is licensed on an exclusive basis to our customers to fulfill their specific use-cases. We do not typically require that contributors of content to our library provide their content to us on an exclusive basis, with the exception of custom content and certain editorial, music and other content to which we have exclusive distribution rights. However, once a contributor’s content is licensed through our platform, such content is perpetually subject to the customer’s license even if the contributor removes the image from our marketplace, except in periodic circumstances where content is removed due to concerns about third-party intellectual property rights.
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
Government Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the internet as well as companies that provide access to content. Many of these laws and regulations are still evolving and are being tested in courts, and the manner in which existing laws and regulations will be applied to the internet and online content in general, and how the foregoing will relate to our business in particular, is still unclear in many cases. These laws and regulations may involve privacy, data management and protection (including with respect to personal information), cybersecurity, content regulation, intellectual property ownership and infringement, defamation, publicity rights, advertising, marketing, employment, taxation, e-commerce, subscription-based billing, quality of products and services, internet neutrality, antitrust, outsourcing, securities law compliance, and online payment services. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including data privacy and security, anti-money laundering, sanctions, anti-corruption and export control laws. A number of U.S. federal and state and foreign laws that could have an impact on our business practices and e-commerce generally have already been adopted, including, for example:

•	The Digital Millennium Copyright Act (the “DMCA”), which regulates digital material and created updated copyright laws to address the unique challenges of regulating the use of digital content.

•	The Directive on Copyright in the Digital Single Market, which governs a marketplace for copyright in the European Union.

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

•
The European Union General Data Protection Regulation (“GDPR”), which governs how we can collect and process the personal data of, primarily, European Union residents and the California Consumer Privacy Act of 2018 (“CCPA”), which governs how we can collect and process the personal data of California residents.

In particular, we are subject to U.S. federal and state, and foreign laws regarding privacy and data protection as well as foreign, federal and state regulation. Foreign data protection, privacy, content regulation, consumer protection, and other laws and regulations can be more restrictive than those in the United States and often have extraterritorial application, and the interpretation and application of these laws are still uncertain and in flux. For example, GDPR, which took effect on May 25, 2018, includes more stringent operational requirements for entities processing personal information and significant penalties for non-compliance. Several other foreign jurisdictions, such as Brazil and India, have adopted, are considering adopting, or have updated comprehensive privacy legislation to offer additional data privacy protections for individuals. In the U.S., data protection legislation is also becoming increasingly common at both the federal and state level. There are a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning privacy, security, content regulation, data protection and other consumer issues that could affect us. For example, the State of California has enacted the CCPA, which became effective in January 2020. The CCPA, among other things, requires companies that collect personal information about California residents to make disclosures to those residents about data collection, use and sharing practices, allows residents to opt out of certain data sharing with third parties and provides a new cause of action for data breaches.
In addition, from a taxation perspective, there are applicable and potential government regulatory matters that may impact us. In particular, certain provisions of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) have had and will continue to have a significant impact on our financial position and results of operations. The TCJA continues to be subject to further regulatory interpretation and technical corrections by the U.S. Treasury Department and the I.R.S. and therefore, the full impact of the TCJA on our tax provision may continue to evolve. Further, we continue to remain subject to uncertainty related to foreign jurisdictions’ potential reactions to the TCJA, as well as evolving regulatory views and legislation regarding taxation of e-commerce businesses. As these and other tax laws and related regulations continue to evolve, our financial results could prospectively be materially impacted.
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
Competition
We compete to be an integral component of the creative process for our customers based on a number of factors including the quality, relevance and breadth of content; ability to source new content; accessibility of content; distribution capabilities; ease and speed of search and fulfillment; content pricing models and practices; content licensing options and the degree to which users are protected from legal risk; brand recognition and reputation; the effective use of current and emerging technology; the global nature of our interfaces and marketing efforts, including the degree of localization; and customer service. We also compete for contributors on the basis of several similar factors including ease and speed of the upload and content review process; the volume of customers who license their submitted content; contributor commission models and practices; the degree to which contributors are protected from legal risk; brand recognition and reputation; the effective use of technology; the global nature of our interfaces; and customer service.
The industry in which we operate is intensely competitive and rapidly evolving, with low barriers to entry. Some of our currently and potentially significant competitors include:

•	other online platforms that feature marketplaces for stock content or creative workflow tools such as Getty Images and its iStockphoto offering, AdobeStock, VimeoStock and Pond5;

•	specialized visual content companies that are established in local, content or product-specific market segments, such as Visual China Group;

•	providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing, Warner/Chappell Music, and EMI Music Publishing;

•	websites focused on image search and discovery such as Google Images;

•	websites for image hosting, art and related products such as Flickr;

•	providers of free images, photography, music, footage and related tools;

•	social networking and social media services; and

•	commissioned photographers and photography agencies.
In addition, we compete with the alternative of creating one’s own content or choosing not to consume licensed content due to price considerations or because the user is not aware of how to access licensed content.
Employees
As of December 31, 2019, our global workforce included 1,116 full-time employees as compared to 1,029 on December 31, 2018. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Germany, Canada and France, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We consider our employee relations to be satisfactory. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists and other technical staff.
Seasonality
Our operating results may fluctuate from quarter to quarter as a result of a variety of factors. Our quarterly and annual results may reflect the effects of intra-period trends in customer behavior. For example, we expect that certain customers’ usage may decrease at times during the third quarter of each calendar year due to the summer vacation season and may increase at times during the fourth quarter of each calendar year as demand is generally higher to support marketing campaigns in advance of the fourth quarter holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth trajectory may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues have historically been less volatile than if we had no subscription-based customers.
In addition, expenditures on content by customers tend to be discretionary in nature, reflecting overall economic conditions, the economic prospects of specific industries, budgeting constraints, buying patterns and a variety of other factors, many of which are outside our control. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indicators of our future operating performance.

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

Risks Related to Our Business
The success of our business depends on our ability to continue to attract and retain customers of, and contributors to, our creative platform. If customers reduce or cease their spending with us, or if content contributors reduce or end their participation on our platform, our business will be harmed.
The continued use of our creative platform by customers and contributors is critical to our success. Our future performance largely depends on our ability to attract new, and retain existing, paying customers and contributors. We do not know whether we will be able to achieve user growth rates in the future similar to our previous results. The majority of our revenue is derived from customers who have purchased from us in the past, but customers have several options to find content. If we lose existing customers, or new customers are not as active as our existing customers, our financial performance and growth could be harmed.
Our ability to attract new customers and contributors, and to incentivize our customers to continue purchasing our products and our contributors to add new content to our platform depends on several factors, including:

•	the scope of content available for licensing;

•	the effectiveness of our marketing efforts;

•	the features and functionality of our platform;

•	competitive pricing of our products;

•	our current products and services and ability to expand our offerings;

•	our customers’ and contributors’ experience in using our platform; and

•	the quality and accuracy of our search algorithms.
Further, our growth strategy relies on network effects: we rely in part on a growing audience of paying users to attract more content from contributors, thereby increasing our content selection and in turn attracting additional paying customers. For example, our global strategy relies on enabling easier global access in order to attract new contributions of local content, in turn attracting more paying customers who have preferences for local content. Any decrease in the attractiveness of our platform relative to other options available to our customers and contributors could lead to decreased engagement on our platform and unfavorably impact the network effects of our platform, which could result in loss of revenue.
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
The industry in which we operate is intensely competitive and rapidly evolving, with low barriers to entry. We compete with a wide and diverse array of companies, from significant media companies to individual content creators. Our current and potential domestic and international competitors range from large established companies to emerging start-ups across different industries, including online marketplace and traditional stock content suppliers of current and archival creative and editorial imagery, photography, footage, and music; specialized visual content companies in specific geographic segments; providers of commercially licensable music; websites specializing in image search, recognition, discovery and consumption; websites that host and store images, art and other related products; providers of free images, photography, music, footage and related tools (including offerings by our partners); social networking and social media services; and commissioned photographers and photography agencies.

We believe that the principal competitive factors in the content industry include: quality, relevance and breadth of content; the ability to source new content; content licensing options and the degree to which users are protected from legal risk; the effective use of current and emerging technology; accessibility of content, distribution capability, and speed and ease of search and fulfillment; brand recognition and reputation; customer service; availability of additional platform features, such as workplace tools and ability to engage with additional platform features; and the global nature of a company’s interfaces and marketing efforts, including local content, languages, currencies, and payment methods. If our competitors use their experience and resources to provide an offering that is more attractive to customers across these categories, or if our competitors innovate and provide products faster than we can, we may be unable to compete effectively and our business will be harmed.
Many of our competitors have or may obtain significantly greater financial, marketing or other resources or greater brand awareness than we have. Some of these competitors may be able to respond more quickly to new or expanding technology and devote more resources to product development, marketing or content acquisition than we can. Additionally, there has been a recent trend toward industry consolidation and competitors have acquired, invested in or partnered with other competitors or leveraged their own content-related competencies to enter our market. We expect this trend toward industry consolidation to continue as companies attempt to hold or strengthen their market positions in an evolving industry. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results as we compete with larger competitors and could have a material adverse effect on our business, operating results, and financial condition.
While we believe that there are obstacles to creating a meaningful network effect between customers and contributors, the barriers to creating a platform that allows for the licensing of content or provides workflow tools are low. If competitors offer higher royalties, easier submission workflows, or less rigorous vetting processes or incentivize contributors to distribute their content on an exclusive basis, contributors may choose to stop distributing new content with us or remove their existing content from our collection. Further, as technology advances or other market dynamics make creating, sourcing, archiving, indexing, reviewing, searching or delivering content easier or more affordable, our existing and potential competitors may also seek to develop new products, technologies or capabilities that could render many of the products, services and content types that we offer obsolete or less competitive. For any of these reasons, we may not be able to compete successfully against our current and future competitors.
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
Our marketing efforts to acquire new, and retain existing, customers may not be effective or cost-efficient, and may be affected by external factors beyond our control.
Maintaining and promoting awareness of our platform and services is important to our ability to attract and retain customers. We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers. For example, in 2019, 2018 and 2017 our marketing expenses were approximately $102.3 million, $91.5 million and $76.6 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search engine portals. Our primary marketing efforts currently are search engine marketing (“SEM”), search engine optimization (“SEO”), affiliate marketing and display advertising, as well as, social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.
We obtain a significant number of visits via search engines such as Google and a critical factor in attracting customers to our websites is how prominently our website is displayed in response to search queries. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. Furthermore, our failure to successfully manage our search engine optimization could result in a substantial decrease in traffic to our web properties, as well as increased costs if we were to replace free traffic with paid traffic.

If our marketing activities prove less successful than anticipated in attracting new customers or retaining existing customers, we may not be able to recover our marketing spend, we may not acquire new customers or our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
If we cannot continue to innovate technologically or develop, market and offer new products and services, or enhance existing technology and products and services to meet customer requirements, our ability to grow our revenue could be impaired.
Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, footage represents significantly more data as compared to a still image, and if the proportion of our business related to footage licensing and our footage library continues to grow, we will need to expand and enhance our technological capabilities to ingest, store and search footage and music tracks in ways that are similar to our management of images. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow website or application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure supporting our customer and contributor facing web properties and software platforms and to evolve our information processes and computer systems to more efficiently run our business and remain competitive. For example, in 2019, 2018 and 2017 our product and development costs (which exclude costs that are capitalized related to internal-use software development projects), were approximately $57.2 million, $58.9 million and $52.5 million, respectively, and may continue to increase in the future as we continue to innovate. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be harmed.
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
We face risks resulting from the content in our collection such as unforeseen costs related to infringement claims, potential liability arising from indemnification claims, changes to intellectual property content regulations and laws and the inability to prevent or monitor misuse.
Our content is licensed from copyright owners such as photographers, illustrators, videographers and composers who contribute content to our collection and, subject to our licenses with our contributors, we typically offer customers a perpetual, royalty-free license to use the content for their editorial or commercial needs. Although we have implemented measures to review the content that we accept into our collection, we cannot guarantee that each contributor holds the rights or releases he or she claims or that such rights and releases are adequate, which in turn affects the licenses granted to our customer. As a result, we and our customers have been, and in the future will likely be, subject to third-party claims, including intellectual property infringement claims, related to our customers’ use of our content.
Under our license agreements with our contributors, our contributors represent and warrant that they have the right to license content to us. Under our license agreements with our customers, we expressly represent and warrant that unaltered content downloaded and used in compliance with our license agreements and applicable law will not infringe any copyright, trademark or other intellectual property right, violate any third-party’s rights of privacy or publicity, violate any U.S. law, be defamatory or libelous, or be pornographic or obscene. We offer our customers indemnification at amounts ranging from $10,000 to $250,000, with exceptions for certain products for which our indemnification obligations are uncapped, for direct damages attributable to our breach of the express representations and warranties contained in our license agreements. However, our contractual maximum liability may not be enforceable in all jurisdictions. The aggregate amount of capped indemnification liability, or the amount of uncapped indemnification liability in individual instances, may be significant. Any customers who seek indemnification claims from us may also discontinue use of our products and services or encourage other customers to discontinue using our products and services, which could harm our business and reputation.
We are also subject to many federal, state, and foreign laws and regulations related to rights of publicity, rights of privacy, content regulation and intellectual property and we rely on common-law frameworks in order to provide content to our customers. These laws, regulations and frameworks are constantly evolving and may be interpreted, applied, created, or amended in a manner that could seriously harm our business. These legal frameworks are also subject to uncertain judicial interpretation and regulatory and legislative amendments. If the rules around these laws, regulations and doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our customers’ use of content, we and our customers could become subject to third-party claims and we could become subject to significant indemnification liability.
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
Further, unauthorized parties have attempted, and may in the future attempt, to improperly use the content in our collection and such misuse of our content may result in lost revenue and increase our risk of litigation. While we have proactively enforced our intellectual property rights, preventing misuse or infringement of our content is inherently difficult and identifying and policing misuse, whether by contributors or customers, requires exceptional resources and may not always be effective. We rely on intellectual property laws and contractual restrictions to protect our rights and the content in our collection. Certain countries may be very lax in enforcing intellectual property laws or have very onerous and time-consuming requirements to enforce intellectual property rights. Litigation in those countries will likely be costly and ineffective. Consequently, these intellectual property laws afford us only limited protection. We cannot guarantee that we will be able to prevent the unauthorized use of our content or that we will be successful in stopping such use once it is detected.
Regardless of their merit, intellectual property and indemnification claims are time-consuming, expensive to litigate or settle and cause significant diversion of management attention and could severely harm our financial condition and reputation, and adversely affect our business.
We may not continue to grow our revenues at historical rates.
Our future profitability will depend in part on our continued ability to grow our revenues; however, we have seen a deceleration in our growth rate, which may continue, and we may not even be able to grow at all. In future periods, our revenue could grow more slowly than in recent periods or further decline for many reasons, including any increase in competition, reduction in demand for our products, inability to introduce new products or enhance our existing product offerings, pricing pressures, contraction of our overall market or our failure to capitalize on growth opportunities. In addition, while we plan to manage our growth in a cost-effective manner, we expect expenses to increase in the near term, particularly as we continue to make significant investments in our technology and operational infrastructure, continue to expand our operations globally and develop new products and features for, and enhancements of, our existing products. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition. If our growth rate declines further, investors’ perceptions of our business may be adversely affected, and the trading price of our common stock could decline.
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
If we do not effectively expand, train, manage changes to, and retain our sales force, we may be unable to add new customers or increase sales to our existing customers, and our revenue growth and business could be adversely affected.
Customers in our Enterprise sales channel provided approximately 40%, 41% and 37% of our revenues in 2019, 2018 and 2017, respectively. These customers have unique content, licensing and workflow needs and we have a dedicated sales, service and research team to provide a number of enhancements to those customers’ creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform. We have been optimizing our sales team and refining the manner in which our products and services are sold through this channel. However, we are continuing to build our sales leadership team and sales strategy. We also periodically adjust our sales organization as part of our efforts to optimize our sales operation to grow revenue.

We continue to be substantially dependent on our sales force to effectively obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of qualified sales personnel to support our growth. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly enterprise sales leadership and sales personnel. In addition, we expect that, if we continue to grow, a large percentage of our sales force at any time will be new to the company and our offerings. New hires require significant training and may take a significant amount of time before they achieve full productivity. Further, as we develop and evolve our sales and go-to-market strategies, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business.
If we have not structured our sales organization or compensation for our sales organization properly, if we fail to make changes in a timely fashion, if we are unable to hire and train a sufficient number of effective sales leadership and personnel, if our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or if we do not effectively manage changes in our sales force and sales strategy, our business and results of operations could be adversely affected.
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
Our brand may be adversely affected by a number of factors, including the effectiveness of our marketing campaigns, disruptions in service due to technology, data privacy and security issues, and exploitation of our trademarks and other intellectual property by others without our permission. Maintaining and enhancing our brand will depend largely on our ability to be a leading platform for high-quality content, tools and services for creative professionals and to continue to provide a user experience that anticipates our customers’ needs. Additionally, our marketing campaigns or other efforts to increase our brand awareness may not succeed in bringing new visitors to our platform or converting such visitors to paying customers or contributors and may not be cost-effective. It is possible that, as our industry becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive and our efforts may not be successful.
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
Revenues derived from customers outside of the United States comprise a significant portion of our revenues and we seek to expand our international operations to attract customers and contributors in countries other than the United States as a critical element of our business strategy. For each of the years ended December 31, 2019, 2018 and 2017, approximately two-thirds of our revenue, respectively, was derived from customers located outside of the United States. While a significant portion of our customers reside outside of the United States, we have limited experience operating as a company outside the United States. We expect to continue to devote significant resources to international expansion through, for example, the possibility of establishing additional offices, hiring additional overseas personnel, entering into strategic arrangements with local partners, and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our collection and user experience for foreign markets. Our ability to expand our business and attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we fail to deploy, manage or oversee our international operations successfully, our business may suffer.
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

•	government regulation of e-commerce and other services and restrictive governmental actions on the distribution of content, such as filtering or removal of content;

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

•
potential adverse global tax consequences, especially those that may result from the expected proactive global development of greater efforts to identify, capture and subject to income and transactional tax, e-commerce revenue earned solely via the internet;

•	currency exchange fluctuations, hyperinflation, or devaluation;

•	strains on our financial and other systems to properly comply with, and administer, VAT, withholdings, sales and other taxes; and

•	higher costs associated with doing business internationally.
These risks may make it impossible or prohibitively expensive to expand to new international markets, delay entry into such markets, or require us to enter into commercial arrangements with local partners, all of which may affect our ability to grow our business. As international e-commerce and other online and web services grow, competition is expected to intensify and local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer. If we do not effectively enter new international markets, our competitive advantage may be harmed.
The potential effects of the U.K. voters’ decision to exit the European Union may negatively impact our operations.
On January 31, 2020, the United Kingdom (the “U.K.”) withdrew from the European Union (E.U.), commonly referred to as “Brexit,” following a July 2016 referendum in which Brexit was approved by U.K. voters. Following a transition period during which existing trade rules are expected to continue to apply through December 31, 2020 (subject to extension to December 31, 2021 or 2022), the future economic relationship between the U.K. and the E.U. is subject to ongoing negotiation and uncertainty. The failure of the U.K. and the E.U. to reach agreement on trade would exacerbate this uncertainty and would likely result in increased currency volatility and have adverse effects on labor and trade, including with respect to the relationship between the Republic of Ireland, where the Company recently established and maintains significant technology operations, and Northern Ireland.
In 2019, sales to customers in the United Kingdom accounted for approximately 8% of our total revenue and sales to customers in Europe, including the United Kingdom, accounted for approximately 33% of our total revenue. The impact of Brexit on our business will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. It is possible that economic activity in the U.K. and the E.U. will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. Such changes could be costly and potentially disruptive to our operations and business relationships in these markets. In addition, Brexit could lead to economic uncertainty and instability, including significant volatility in global stock markets and currency exchange rates, that may adversely impact our business or that of our customers. Currency volatility could weaken the British pound, decreasing income from our U.K. operations translated to dollars as well as decreasing the profitability of our U.K. operations. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
We are subject to foreign exchange risk.
As of December 31, 2019, we had operations based in a number of territories outside of the United States and a significant portion of our business may be transacted in currencies other than the U.S. dollar, including the euro, the British pound, the Australian dollar and the Japanese yen. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro, British pound, Australian dollar, Japanese yen and other currencies against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances.
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

We have continued to grow in recent periods and if we fail to effectively manage our growth, our business and operating results may suffer.
In the last several years, we have continued to experience revenue growth and may continue to experience such growth in the future. For example, our revenues increased from $557.1 million in 2017 to $623.3 million in 2018 and to $650.5 million in 2019. Our continued growth has placed significant demands on our management and our administrative, operational and financial infrastructure and our success will depend in part on our ability to manage this growth efficiently. Specifically, as our operations have grown in size, scope and complexity, we have made and expect to continue to make significant expenditures and allocate valuable management resources to improve and upgrade our technology, customer service, sales and marketing infrastructure and product offerings, including new product offerings, and to continue developing or acquiring new and relevant content and product offerings. Growth may also strain our ability to maintain reliable operation of our platform, enhance our operational, financial and management controls and reporting systems and recruit, train and retain highly skilled personnel. If we fail to effectively allocate our limited resources within our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition may suffer.
Further, as we have a limited history of operations at our current scale and under our current strategy, our ability to forecast our future operating results and plan for and model future growth is more limited than that of companies with longer operating histories and is subject to a number of uncertainties. In addition, we have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these risks and uncertainties are incorrect or change, or if we do not execute on our strategy and manage these risks and uncertainties successfully, our operating results could differ materially from our expectations and those of securities analysts and investors, our business could suffer and the trading price of our common stock could decline.
In order to continue to attract large corporate customers, we may encounter greater pricing pressure, and increased service, indemnification and working capital requirements, each of which could increase our costs and harm our business and operating results.
In order to continue to attract and retain customers, particularly larger corporate customers, we may face greater demands in terms of greater pricing pressure, increased service requirements, greater indemnification requirements and greater working capital to accommodate the larger receivables and collections issues that are likely to occur as a result of being paid on credit terms. If we are unable to adequately address those demands or manage our resources, our ability to grow our business may be harmed, which may adversely affect our results of operations and future growth. If we address those demands in a way that expands our risk of indemnification claims, significantly increases our operating costs, reduces our ability to maintain or increase pricing, or increases our working capital requirements, our business, operating results and financial condition may suffer.
Expansion of our operations into new products, services and technologies, including content categories, is inherently risky and may subject us to additional business, legal, financial and competitive risks.
Historically, our operations have been focused on our marketplace for content. Further expansion of our operations and our marketplace into additional content categories, such as Shutterstock Editorial, or into new products and services, such as Shutterstock Custom, a provider of custom visual content we acquired in July 2017, or our workflow tools, such as Shutterstock Editor and Shutterstock Editor Pro, involves numerous risks and challenges, including increased capital requirements, increased marketing spend to gain brand awareness of these new operations, potential new competitors, and the need to develop new contributor and strategic relationships. Growth into additional content, product and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such content, products and services to offset the costs of developing, acquiring, managing and monetizing such content, products and services and our business may be adversely affected.
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
We currently provide content licensing to customers in more than 150 countries and license content from contributors located in over 100 countries. In connection with providing content licensing, we collect, store, process and use our customers’ and contributors’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. We also collect, store, process and use our employees’ personally identifiable information and other data in connection with their employment. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. There have been a number of reported incidents where third-party service providers or partners have used software to access the personal data of their customers’ or partners’ customers for marketing and other purposes. While our privacy policies prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third-party service providers or partners were to experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without authorization, our brand and reputation could be adversely affected, use of our products could decrease, we could experience business interruption and we could be exposed to a risk of loss, litigation and regulatory proceedings. Depending on the nature of the information compromised in a cybersecurity incident, data breach or disruption or unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, we may also have obligations to notify customers, contributors, employees or governmental bodies about the incident and we may need to provide some form of remedy and compensation for the individuals affected. Complying with these obligations could cause us to incur substantial costs, including compliance, crisis management and remediation costs, and receive negative publicity. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access or failure of systems.
Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying both within the United States and globally. The personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and some laws may be in conflict with one another. This may significantly increase our cost of doing business, particularly as we expand our localization efforts. For example, GDPR, which came into effect in the E.U. in May 2018 and superseded prior E.U. data protection legislation, imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Further, the United Kingdom has initiated the formal process to leave the E.U., creating uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated and whether or not the United Kingdom will receive an adequacy decision from the European Commission permitting cross-border data transfer prior to leaving the E.U. Additionally, although we are making use of the E.U. Standard Contractual Clauses with regard to the transfer of certain personal data to countries outside the European Economic Area (the “EEA”), some regulatory uncertainty remains surrounding the future of data transfers from the EEA to the United States. We also rely on the E.U.-U.S. and Swiss-U.S. Privacy Shield frameworks, respectively, that provide a mechanism for companies to legally transfer personal data from the E.U. and Switzerland to the U.S. However, these frameworks as well as other personal data transfer mechanisms face a number of legal challenges, both by regulators and private parties. Several other foreign jurisdictions, such as Brazil, where a General Data Privacy Law that imposes detailed rules for the collection, use, processing and storage of personal data in Brazil was signed into law in August 2018 and is scheduled to take effect in August 2020, and India, where in July 2018 a committee formed by the Indian government issued a report and draft data protection bill that was updated in December 2019 by the Ministry of Electronics and Information Technology, have adopted or are considering adopting new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020. The CCPA requires, among other things, companies that collect personal information about California residents to make new disclosures to those residents about their data collection, use and sharing practices, allows residents to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. However, regulations from the California Attorney General have not been finalized, and it is expected that additional amendments to the CCPA will be introduced in 2020. It therefore remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Other states have also considered or are considering privacy laws similar to the CCPA. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The scope and interpretation of data privacy and cybersecurity regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely in the near future within the U.S. at both state and federal levels. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial costs in order to investigate, comply and defend against potential private class-action litigation.
Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only within that country. Russia adopted such a law in 2014, and, in 2018, India introduced a bill, which was updated in December 2019, requiring local storage of certain personal data of Indian data principals. Such data localization requirements may have cost implications for us, impact our ability to utilize the efficiencies and value of our global network, and could affect our strategy. Further, if other countries in which we have customers were to adopt data localization laws, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of ongoing compliance, could harm our financial condition.
Cybersecurity breaches and improper access to or disclosure of data or confidential information we maintain, or hacking or phishing attacks on our systems, could expose us to liability, protracted and costly litigation and damage our reputation.
As a global technology business, we and our third-party service providers collect and maintain confidential information and personal data about our employees, customers, contributors and other third parties, in connection with marketplace-related processes on our websites and, in particular, in connection with processing and remitting payments to and from our customers and contributors, and we are therefore exposed to security and fraud-related risks, which are likely to become more challenging as we expand our operations. We also rely heavily on our networks, and on the networks of third-party service providers for the secure storage, processing and transmission of confidential and other information and generally to conduct our business. Although we maintain security features on our websites and utilize encryption and authentication technology, our cybersecurity measures may not detect or prevent all attempts, whether intentional or unintentional, to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, ransomware, other social engineering attacks, cybersecurity breaches or other attacks and disruptions that may jeopardize our networks and the security of information stored in and transmitted by our networks and websites.

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
Although cybersecurity and the continued development and enhancement of the processes, practices and controls that are designed to protect our systems, computers, software, data and networks from attack, damage, disruption or unauthorized access are a high priority for us, because the techniques used to attack, damage, disrupt or obtain unauthorized access are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, our efforts may not be enough to anticipate or prevent a party from circumventing our security measures, or the security measures of our third-party service providers, and accessing and misusing the confidential information of our employees, customers and contributors. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. We may also be required to expend significant capital and other resources to protect against such cybersecurity incidents to alleviate problems caused by such incidents. While we continually work to safeguard our internal network systems and validate the security of our third-party providers, to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or cybersecurity breaches. Any actual or perceived breach or the perceived threat of an attack or breach, could cause our customers, contributors and other third parties to cease doing business with us, or subject us to lawsuits, regulatory fines, criminal penalties, statutory damages, and other costs, including for provision of breach notices and credit monitoring to our customers, and other action or liability, and could lead to business interruption, any of which could harm our reputation, business, financial condition and results of operations.
Action by governments to restrict access to, or operation of, our services or the content we distribute in their countries could substantially harm our reputation, business and financial results.
Foreign governments, or internet service providers acting pursuant to foreign government policies or orders, of one or more countries may seek to limit content available through our e-commerce platform in their country, restrict access to our products and services from their country entirely, or impose other restrictions that may affect the accessibility of our services in their country for an extended period of time or indefinitely if our services, or the content we distribute, are deemed to be in violation of their local laws and regulations. For example, domestic internet service providers have previously blocked access to Shutterstock in China and other countries, such as Russia, have previously restricted access to specific content available from the Shutterstock platform. There are substantial uncertainties regarding interpretation of foreign laws and regulations that may limit content available through our platform and we may be forced to significantly change or discontinue our operations in such markets if we were to be found in violation of any new or existing law or regulation. If access to our services is restricted, in whole or in part, in one or more countries or our competitors can successfully penetrate geographic markets that we cannot access, our reputation among our customers, contributors and employees may be negatively impacted, our ability to retain or increase our contributor and customer base may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
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
Specifically, the enactment of the TCJA has had a significant impact on our financial statements for 2017 and 2018, and we believe may potentially have a significant ongoing impact on our financial condition and results of operations in future years. Certain provisions of the TCJA are likely to undergo revisions (in some cases, certain changes are already specifically enumerated in the statute) or by their terms are set to expire on certain specified future dates, unless such provisions are further modified by subsequent legislation. There continue to be unresolved questions regarding how certain provisions of the TCJA are to be interpreted and implemented. Potential regulatory and/or legislative action to address questions that have arisen or may arise because of the TCJA as well as any potential changes in accounting standards for income taxes or related interpretations in response to the TCJA could cause uncertainty with respect to the ultimate impact of the TCJA on our tax provisions.
In response to the TCJA, several sovereign foreign jurisdictions, as well as administrative bodies such as the E.U. and the OECD, have expressed reservations and raised concerns about certain provisions, and it is possible that formal challenges or reactionary regulatory legislation may be instituted by one or more of such foreign authorities that could ultimately adversely affect us and/or negate or minimize some or all of the favorable impacts that we have or may derive from the TCJA.
There is also heightened scrutiny by fiscal authorities in virtually every sovereign foreign jurisdiction on the potential taxation of e-commerce businesses. The OECD has issued guidelines, referred to as the Base Erosion and Profit Shifting project, or BEPS, to its member-nations aimed at encouraging broad-based legislative initiatives intended to prevent perceived base erosion transactions and income shifting in a tax-advantaged manner. Further, for the past several years, the OECD has had a specific focus on the taxation implications of e-commerce business, generally referred by the OECD as the “digital economy.” In the fourth quarter of 2019, the OECD released details on its proposed approach which would, among other changes, create a new right to tax certain “digital economy” income not necessarily based on traditional nexus concepts nor on the “arm’s length principle.” At this point, there is a lack of consensus agreement among the key members, specifically by the U.S., with the latest OECD proposal. The U.S. has expressed that it would generally support a solution along the lines proposed by the OECD only if the solution was in the form of a “safe-harbor” rather than a mandatory requirement. A failure to reach full consensus on an executable plan within the tight timeframe under which the OECD is operating could result in individual jurisdictions legislating digital tax provisions in an uncoordinated and unilateral manner, and further result in greater or even double taxation that companies may not have sufficient means to remedy. For example, a number of jurisdictions, including the UK, France and Italy, have already adopted or have formally proposed legislation to effect the taxation of certain e-commerce business based on differing criteria and metrics. Efforts to alleviate this increased tax burden will increase the cost of structuring and compliance as well as the cost of doing business internationally.  Any changes to the taxation of our international activities may increase our worldwide effective tax rate and adversely impact our financial position and results of operations.
Further, the prospective taxation by multiple jurisdictions of e-commerce businesses could subject us to exposure to withholding, sales, VAT and/or other transaction taxes on our past and future transactions in such jurisdictions where we currently or in the future may be required to report taxable transactions. A successful assertion by any jurisdiction that we failed to pay such withholding, sales, VAT or other transaction taxes, or the imposition of new laws requiring the registration for, collection of, and payment of such taxes, could result in substantial tax liabilities related to past, current and future sales, create increased administrative burdens and costs, discourage customers from purchasing content from us, or otherwise substantially harm our business and results of operations. We are currently subject to and in the future may become subject to additional compliance requirements for certain of these taxes. Where appropriate, we have made accruals for these taxes, which are reflected in our consolidated financial statements.  Changes in the estimates or assumptions underlying these accruals could have an adverse impact on our financial condition in the future.
Lastly, in June 2018, the Supreme Court of the United States (the “Supreme Court”) issued its decision in the matter of South Dakota v. Wayfair, Inc. This decision effectively reversed the 25-year-old “physical presence doctrine” previously established by the Supreme Court in Quill Corp. v. North Dakota, which required a minimum level of physical presence within a state before the state could impose an obligation to register and remit sales tax on revenue derived within that state. Since the decision, a number of states have enacted sales tax enabling legislation which has had the effect of significantly expanding the liability of e-commerce companies to register, collect and remit state sales taxes from customers. We are in the process of registering for, and collecting sales tax in a number of states. We are in the process of determining how and when our collection practices will need to change in the relevant states and have already registered for and are collecting sales tax in several states. We are also evaluating the impact, if any, of the imposition of sales tax on customer demand for our products, or our realized revenue. However, this decision has, and will continue to, significantly increase the effort, resources and costs associated with the collection and compliance burden.

Failure to protect our intellectual property could substantially harm our business and operating results.
We regard our patents, trade secrets, trademarks, copyrights and our other intellectual property rights as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and non-disclosure agreements and other contractual restrictions to protect our proprietary rights. We have registered “Shutterstock”, “Offset”, “Bigstock”, “PremiumBeat,” “Rex Features” and “Shutterstock Editor” and associated logos and other marks as trademarks in the United States and other jurisdictions and we are the registered owner of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com and rexfeatures.com internet domain names and various other related domain names. Effective intellectual property protection for our trademarks and domain names may not be available or practical in every country in which we operate or intend to operate.
Despite our efforts to protect our intellectual property rights and trade secrets, unauthorized parties may attempt to copy aspects of our intellectual property, trade secrets and other confidential information, or adopt domain names, trademarks or service names confusingly similar to ours. In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with which we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets or other confidential information.
Policing our intellectual property rights is difficult, costly and may not always be effective. Litigation or proceedings to enforce our intellectual property rights, to protect our patent rights, copyrights, trademarks, trade secrets and domain names and to determine the validity and scope of the proprietary rights of others is and will be necessary to enforce our intellectual property rights. The monitoring and protection of our intellectual property rights may become more difficult, costly and time consuming as we continue to expand internationally, particularly in certain markets, such as China and certain other developing countries in Asia, in which legal protection of intellectual property rights is less robust than in the United States and Europe. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results.
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
We have acquired, invested in and entered into strategic relationships with companies, and we may acquire, invest in or enter into strategic relationships with additional companies to complement our existing business and the breadth of our offerings. These transactions are inherently risky and expose us to risks which include:

•	disruption of our ongoing business, including diverting management’s attention from existing businesses and operations;

•	risks inherent in launching or acquiring new products or extending our existing platform, particularly in market segments or geographies where we have limited or no experience;

•	difficulties integrating acquired technology and assets, including content collections, into our systems and offerings;

•	risks associated with any acquired liabilities;

•	difficulties integrating personnel;

•	information security vulnerabilities;

•	difficulties integrating accounting, financial reporting, management, infrastructure and information security, human resources and other administrative and operational systems;

•	potential impairment resulting from the recording of goodwill and intangible assets that are subject to impairment testing;

•	the potential damage to employee, customer, contributor and other supplier relationships;

•	additional exposure to economic, political and social risks related to geographies where we have limited or no experience; and

•	other unknown liabilities.
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
Additionally, companies with which we have strategic relationships, including those we have invested in, may not be successful, may have interests that are different from ours which may result in conflicting views as to the conduct of ongoing business or may pivot or shift their business model. In the event that these companies do not succeed in their operating plans or shift their priorities, or we have a disagreement as to the management or conduct of the business and/or relationship, which we cannot resolve, we may lose the value of any investment in these companies and be forced to record impairment charges.

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
We are highly dependent on the continued service and performance of our senior management team as well as key personnel. We believe that the successful performance of our senior management team and key personnel is critical to managing our operations and supporting our growth. Further, many of our technologies and systems are custom-made for our business by our personnel. The loss of any key engineering, product development, marketing or sales personnel and our inability to implement a succession plan or find suitable replacements for any of these individuals could disrupt our operations and have an adverse effect on our business.
Our continued and future success is also dependent, in part, on our ability to identify, attract, retain and motivate highly skilled technical, managerial, product development, marketing, content operations and customer service personnel and to preserve the key aspects of our corporate culture. Competition for qualified personnel is intense in our industry and we may be unsuccessful in offering competitive compensation packages to attract and retain personnel. Further, we believe that a critical contributor to our success and to our recruiting efforts has been our corporate culture, which we believe fosters innovation, creativity, and teamwork. As we continue to pursue growth and expansion of our operations globally, we may not be able to maintain our corporate culture, which could impact our ability to attract and retain personnel. Among other factors, we are limited in our ability to recruit internationally by restrictive domestic immigration laws. Changes to immigration policies in the U.S. and other key jurisdictions that restrain the flow of technical and professional talent may inhibit our ability to adequately recruit and retain key employees. The failure to successfully recruit and hire key personnel or the loss of any key personnel could have a significant impact on our operations and growth.
We may be exposed to risks related to our use of independent contractors.
We rely on independent third parties to provide certain services for our Company. The state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and is subject to change based on court decisions and regulation. For example, on April 30, 2018, the California Supreme Court adopted a new standard for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders in its decision in the Dynamex Operations West, Inc. v. Superior Court case. This standard was expanded and codified in California via Assembly Bill 5, which was signed into law in September 2019 and became effective as of January 1, 2020. The Dynamex decision and Assembly Bill 5 altered the analysis of whether an individual, who is classified by a hiring entity as an independent contractor in California, has been properly classified as an independent contractor. Under the new test, an individual is considered an employee under the California Wage Orders unless the hiring entity establishes three criteria: (i) the worker is free from the control and direction of the hiring entity in connection with the performance of the work, both under the contract for the performance of such work and in fact; (ii) the worker performs work that is outside the usual course of the hiring entity’s business; and (iii) the worker is customarily engaged in an independently established trade, occupation, or business of the same nature as the work performed for the hiring entity. In addition, independent workers have been the subject of widespread national discussion and it is possible that other jurisdictions may enact laws similar to Assembly Bill 5 or that otherwise impact our business and our relationships with independent third parties. As a result, there is significant uncertainty regarding the future of the worker classification regulatory landscape.
From time to time, we may be involved in lawsuits and claims that assert that certain independent contractors should be classified as our employees. Adverse determinations regarding the status of any of our independent contractors could, among other things, entitle such individuals to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, and could result in the Company being liable for income taxes, employment and withholding taxes and benefits for such individuals. Any such adverse determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could adversely affect our business, financial condition and results of operations.
The impact of worldwide economic, political and social conditions, including effects on advertising and marketing budgets, may adversely affect our business and operating results.
Global economic, political and social conditions can affect the business of our customers and the markets they serve, as well as disrupt the business of our vendors, third-party resellers and strategic partners. Numerous external forces beyond our control, including generally weak or uncertain economic conditions, negative or uncertain political climates, changes in government and election results in the United States and other jurisdictions in which we operate and global health epidemics, could adversely affect our financial condition. Particularly, our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy stagnates as a result of macro conditions, companies may reduce their spending on advertising and marketing, and thus the use of our platform. This could have a serious adverse impact on our business. To the extent that overall economic conditions reduce spending on advertising and marketing activities, our ability to retain current and obtain new customers could be hindered, which could reduce our revenue and negatively impact our business. In addition, if we are unable to successfully anticipate changing economic, political and social conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.
Further, economic, political and social macro developments in the United States, Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our customers, third-party resellers, vendors and strategic partners due to economic volatility or unfavorable changes could result in these companies scaling back operations, exiting businesses, merging with other businesses or filing for bankruptcy protection and potentially ceasing operations, all of which could adversely affect our business, financial condition and results of operations.
The non-payment or late payments of amounts due to us from certain customers may negatively impact our financial condition.
Our revenue generated through sales to enterprise customers represented approximately 40% of our total revenue for the year ended December 31, 2019 and approximately 41% of our total revenue for the year ended December 31, 2018. A portion of these customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. Further, in certain jurisdictions, we contract with third-party resellers that may collect payment from customers and remit such payment to us. Therefore, we are subject to the third-party resellers’ ability to collect and remit payment to us. We evaluate the credit-worthiness of new customers and resellers and perform ongoing financial condition evaluations of our existing customers and resellers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2019, our allowance for doubtful accounts was $3.6 million. If the volume of sales to enterprise customers grows, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms or through resellers.
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
We evaluate our capital allocation strategy on an ongoing basis and make investments to support our business growth. In the future, we may require additional funds to respond to business needs, opportunities and challenges, including the need to develop new features or functions of our platform, improve our operating infrastructure or acquire complementary businesses, personnel and technologies, or develop and carry out a response to unforeseen circumstances. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances could be adversely affected, and our business may be harmed.
Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be volatile.
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since 2015, the reported high and low sales prices per share of our common stock have ranged from $25.44 to $74.30 through February 7, 2020. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price at which they purchased such shares.
The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

•	changes in projected operational and financial results;

•	announcements about our share repurchase program, including purchases or the suspension of purchases under the program;

•	issuance of new or updated research or reports by securities analysts;

•	the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;

•	fluctuations in the valuation of companies perceived by investors or analysts to be comparable to us;

•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	a reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding dividends;

•	additions or departures of key senior management;

•	our capital allocation strategy;

•	fluctuations in the trading volume of our common stock;

•	limited “public float” in the hands of a small number of investors whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock; and

•	general economic and market conditions.
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
Jonathan Oringer, our founder, chairman and chief executive officer, owns and controls approximately 45.5% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
As of February 7, 2020, Jonathan Oringer, our founder, chairman and chief executive officer, and our largest stockholder, owned approximately 45.5% of our outstanding shares of common stock. This concentration of ownership may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Mr. Oringer, regardless of the impact of such transaction on our other stockholders. Additionally, Mr. Oringer has significant influence over management and major strategic investments as a result of his position as chief executive officer, and is expected to maintain significant influence over such matters upon his appointment to executive chairman.
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
Pursuant to our share repurchase program which was publicly announced in November 2015, we were authorized to repurchase up to $100 million of our outstanding common stock. In February 2017, our Board authorized us to repurchase up to an additional $100 million of our outstanding common stock. We had approximately $100 million of remaining authorization for purchases under the share repurchase program as of December 31, 2019 and February 7, 2020. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors and we may not repurchase any shares under this authorization. This activity could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Our board has the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Additionally, repurchases under our share repurchase program have diminished and would continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value, as the market price of our common stock may nevertheless decline.
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
As of February 7, 2020, we had 35,504,867 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
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
Our Board of Directors has approved the initiation of a quarterly cash dividend, with an initial quarterly dividend to be paid in the first quarter of 2020. However, we are not required to declare dividends.
Any future dividend payments will be within the discretion of our Board of Directors and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not have sufficient liquidity in the future to pay dividends on our common stock. As a result, in the future, we may not choose or be able to declare or pay a cash dividend, and we may not achieve an annual dividend rate in any particular amount. In such event, the return, if any, on any investment in our common stock could depend solely on an increase, if any, in the market value of our common stock.
The reduction or elimination of our cash dividend program could adversely affect the market price of our common stock.
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
Also, the TCJA amended Section 162(m) of the U.S. federal income tax code (“Section 162(m)”), which provides that public companies are not entitled to a tax deduction for individual compensation over $1 million that is paid to certain executive officers. Prior to the amendment under the TCJA, Section 162(m) provided an exception to the deductibility limitations for “performance-based compensation” that met certain requirements. As amended, beginning in 2018, except for certain grandfathered arrangements in place prior to November 2, 2017 under the amendment’s transition rules, Section 162(m) no longer includes an exception to the limitations for “performance-based compensation” and expands the group of executive officers covered by the limitation. Regulations were recently proposed to provide additional guidance regarding how the grandfathering rules are to be implemented. There can be no assurance that the evolving interpretation of the grandfathering rules will not impact whether certain cash and equity-based compensation awards granted to our executive officers prior to November 2, 2017 are exempt from the Section 162(m) deduction limitations. In addition, current and future compensation we provide to our executive officers that is not otherwise covered by the grandfathering rules, will be subject to the deduction limitation rules of Section 162(m) in 2018 and going forward and will result in an adverse income tax consequence to the Company.
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

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support, technology services and customer service under operating lease agreements that expire on various dates during the period from 2020 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased with cash.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “SSTK.”
Stockholders
As of February 7, 2020, there were 3 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the three months ended December 31, 2019.
Dividend Policy
Historically, the Company did not pay regular quarterly dividends on its Common Stock.
On August 1, 2018, the Company’s Board of Directors declared a Special Dividend of $3.00 per share, which was paid on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The aggregate payment made in connection with the Special Dividend was $104.9 million.
On February 11, 2020, our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock, payable on March 19, 2020 to stockholders of record at the close of business on March 5, 2020. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future. Future declaration of dividends are subject to the final determination of our Board of Directors, and will be based on our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant. The dividend policy may be suspended or canceled at the discretion of our Board of Directors at any time.
Issuer Purchases of Equity Securities
None.
Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 6.    Selected Financial Data.
We have derived the Consolidated Statements of Operations data for the years ended December 31, 2019, 2018 and 2017 and the Consolidated Balance Sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this filing. We have derived the Consolidated Statements of Operations data for the years ended December 31, 2016 and 2015 and the Consolidated Balance Sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue (1)	$650,523	$623,250	$557,111	$494,317	$425,149
Operating expenses:(2)
Cost of revenue	278,176	267,671	233,102	203,129	174,526
Sales and marketing	181,730	166,448	146,464	126,626	106,636
Product development	57,216	58,897	52,486	47,789	41,322
General and administrative	113,246	97,782	98,710	70,987	61,647
Total operating expenses	630,368	590,798	530,762	448,531	384,131
Income from operations	20,155	32,452	26,349	45,786	41,018
Gain on Sale of Webdam	—	38,613	—	—	—
Other income / (expense), net(3)	4,761	(4,952)	3,732	(1,289)	(6,746)
Income before income taxes	24,916	66,113	30,081	44,497	34,272
Provision for income taxes(4)	4,808	11,426	13,354	11,869	14,720
Net income	$20,108	$54,687	$16,727	$32,628	$19,552

Net income per common share (basic)	$0.57	$1.57	$0.48	$0.93	$0.54
Net income per common share (diluted)	$0.57	$1.54	$0.47	$0.91	$0.54
Weighted-average common shares outstanding (basic)	35,285	34,935	34,627	35,114	35,880
Weighted-average common shares outstanding (diluted)	35,581	35,420	35,291	35,861	36,319
_______________________________________________________________________________

(1)
Effective January 1, 2018 we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

(2)
Includes non-cash equity-based compensation of $22.8 million, $23.9 million, $25.0 million, $28.1 million, and $28.9 million for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

(3)
Includes non-operating changes in fair value of contingent consideration related to the Webdam (2015) and PremiumBeat (2016 and 2015) acquisitions; charges related to the impairment of a long-term investment asset (2018); transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries’ functional currencies; and interest income and expense, which is not material in any period presented.

(4)
Included in the 2017 provision for income taxes were provisional amounts for the specific tax effects of the TCJA, as it related to changes to existing United States tax law which included numerous provisions that affect businesses. These provisional amounts represented the Company’s reasonable estimates at that time. During 2018, the Company completed its analysis of certain income tax effects of the TCJA and did not make any significant adjustments to estimates previously recorded.

	As of December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$303,261	$230,852	$253,428	$224,190	$241,304
Short term investments (1)	—	—	—	54,972	47,078
Working capital	131,086	83,418	94,727	136,341	167,775
Property and equipment, net	58,834	76,188	85,698	56,101	32,094
Total assets	630,512	531,488	577,776	501,778	469,121
Deferred revenue	141,922	139,604	157,803	122,235	98,239
Total liabilities	302,367	244,821	263,191	215,082	180,556
Total stockholders’ equity	$328,145	$286,667	$314,585	$286,696	$288,565
___________________________________________________________________________________________________________________________________

(1)	During the year ended December 31, 2017, we liquidated our short-term investments, which consisted primarily of short-term commercial paper.

Non-GAAP Financial Measures and Key Operating Metrics
To supplement our consolidated financial statements presented in accordance with the accounting principles generally accepted in the United States, or GAAP, we consider certain financial measures that are not prepared in accordance with GAAP, collectively referred to as non-GAAP financial measures, including adjusted EBITDA, adjusted net income, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage), and free cash flow, as well as certain key operating metrics. These non-GAAP financial measures and key operating metrics are included solely to provide investors with additional information regarding our financial results and are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Non-GAAP Financial Measures(1) (in thousands):
Adjusted EBITDA	$96,314	$105,114	$88,049	$95,463	$84,719
Adjusted net income	$43,737	$55,663	$40,844	$55,235	$44,181
Free cash flow(2)	$73,221	$63,474	$50,014	$52,719	$70,032
Revenue growth on a constant currency basis	6%	11%	13%	18%	36%
Key Operating Metrics (in millions, except revenue per download):
Paid downloads(3)	187.8	179.6	172.0	167.9	147.2
Revenue per download(4)	$3.43	$3.40	$3.13	$2.88	$2.84
Content in our collection (end of period)(5):
Images	314	242	170	116	71
Footage	17	13	9	6	4
_______________________________________________________________________________

(1)
See “Non-GAAP Financial Measures” below as to how we define and calculate adjusted EBITDA, adjusted net income, revenue growth (including by distribution channel) on a constant currency basis and free cash flow and for a reconciliation from net income, net cash from operating activities and revenue growth, the most directly comparable financial measures presented on a GAAP basis, to these non-GAAP financial measures and a discussion about the limitations of these financial measures.

(2)
On January 1, 2017, we adopted Accounting Standard Update 2016-09 (“ASU 2016-09”) which changed the way we report the excess tax benefit related to the exercise and vesting of equity-based compensation awards in the statement of cash flows. As a result of this adoption, we have reclassified amounts that were reported prior to adoption. As a result of this reclassification, the amounts of free cash flow reported is decreased by $0.4 million and increased by $1.7 million for the years ended December 31, 2016 and 2015, respectively, from amounts previously reported.

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

(5)
Represents images (photographs, vectors and illustrations) and footage (in number of clips) at the end of the period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Content in our Collection” for more information as to how we define and calculate images and footage in our collection.

Non-GAAP Financial Measures
These non-GAAP financial measures have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted EBITDA, adjusted net income, revenue growth (including by distribution channel) on a constant currency basis and free cash flow should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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
Management believes that adjusted EBITDA, adjusted net income and revenue growth (including by distribution channel) on a constant currency basis are useful to investors because these measures enable investors to analyze Shutterstock’s operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA and adjusted net income provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to Shutterstock’s underlying operating performance and, with respect to revenue growth (including by distribution channel) on a constant currency basis, provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s business. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing Shutterstock’s financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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
Our method for calculating adjusted EBITDA, adjusted net income, revenue growth (including by distribution channel) on a constant currency basis and free cash flow, as well as a reconciliation of the differences between adjusted EBITDA, adjusted net income, revenue growth (including by distribution channel) on a constant currency basis and free cash flow, and the most comparable financial measures calculated and presented in accordance with GAAP, is presented below.
Adjusted EBITDA
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, foreign currency transaction gains and losses, charges related to the impairment of a long-term investment asset, expenses related to long-term incentives and contingent consideration related to acquisitions, interest income and expense, income taxes and the gain on Sale of Webdam.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Net income	$20,108	$54,687	$16,727	$32,628	$19,552
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	49,915	45,652	35,490	19,946	14,841
Non-cash equity-based compensation	22,815	23,869	24,958	28,080	28,860
Other adjustments, net(1)	(1,332)	8,093	(2,480)	2,940	6,746
Provision for income taxes	4,808	11,426	13,354	11,869	14,720
Gain on Sale of Webdam	—	(38,613)	—	—	—
Adjusted EBITDA	$96,314	$105,114	$88,049	$95,463	$84,719
_______________________________________________________________________________

(1)
Included in other adjustments, net is foreign currency transaction gains and losses, charges related to the impairment of a long-term investment asset, expenses related to long-term incentives and contingent consideration related to acquisitions, and interest income and expense.

Adjusted Net Income
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, expenses related to long-term incentives and contingent consideration related to acquisitions, the gain on Sale of Webdam, charges related to the impairment of a long-term investment asset, the estimated tax impact of such adjustments, and a one-time tax expense due to the TCJA.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Net income	$20,108	$54,687	$16,727	$32,628	$19,552
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	22,815	23,869	24,958	28,080	28,860
Tax effect of non-cash equity-based compensation	(5,363)	(5,434)	(9,175)	(10,048)	(10,148)
Acquisition-related amortization expense	4,691	3,841	4,801	4,309	4,504
Tax effect of acquisition-related amortization expense	(1,034)	(874)	(1,766)	(1,584)	(1,640)
Acquisition-related long-term incentives and contingent consideration(1)	3,430	3,141	1,252	2,925	4,770
Tax effect of acquisition-related long-term incentives and contingent consideration	(910)	(832)	(460)	(1,075)	(1,717)
Gain on Sale of Webdam	—	(38,613)	—	—	—
Tax effect of gain on Sale of Webdam	—	10,996	—	—	—
Impairment of a long-term investment asset	—	5,881	—	—	—
Tax effect of impairment of long-term investment asset	—	(999)	—	—	—
One-time effect of the Tax Cuts and Jobs Act on the provision for income taxes(2)	—	—	4,507	—	—
Adjusted net income	$43,737	$55,663	$40,844	$55,235	$44,181
Adjusted net income per diluted common share	$1.23	$1.57	$1.16	$1.54	$1.22

Weighted average diluted shares	35,581	35,420	35,291	35,861	36,319

(1)	Represents expenses related to long-term incentives and contingent consideration related to the Webdam, PremiumBeat and Flashstock acquisitions.

(2)
Represents approximately $3.7 million of non-cash charges related to a remeasurement of deferred tax assets related to the change in U.S. tax rates from 35% to 21% and approximately $0.8 million of cash charges related to a one-time U.S. transition tax on unrepatriated foreign earnings.

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Year Ended December 31,
	2019	2018	2017	2016	2015

Reported revenue (in thousands)(1)	$650,523	$623,250	$557,111	$494,317	$425,149
Revenue growth	4%	12%	13%	16%	30%
Revenue growth on a constant currency basis	6%	11%	13%	18%	36%

E-commerce reported revenue (in thousands)	$392,241	$365,730	$332,376	$318,916	$300,051
E-commerce revenue growth	7%	10%	4%	6%	14%
E-commerce revenue growth on a constant currency basis	9%	9%	5%	7%	18%

Enterprise reported revenue (in thousands)	$258,282	$254,809	$208,713	$164,384	$118,492
Enterprise revenue growth	1%	22%	27%	39%	90%
Enterprise revenue growth on a constant currency basis	3%	21%	26%	42%	107%
(1) 2015 - 2018 reported revenue also includes amounts from Webdam, which was sold in February 2018. Webdam revenues are predominantly denominated in US Dollars.

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition. The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Net cash provided by operating activities	$102,646	$102,202	$108,037	$100,723	$87,016
Capital expenditures	(26,081)	(34,890)	(55,062)	(39,959)	(14,003)
Content acquisitions	(3,344)	(3,838)	(2,961)	(8,045)	(2,981)
Free Cash Flow	$73,221	$63,474	$50,014	$52,719	$70,032

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
Overview and Recent Developments
Shutterstock is a global technology company offering a creative platform, which provides high-quality content, tools and services to creative professionals. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
The content licensed by our customers include:

•
Images - consisting of photographs, vectors and illustrations. Images are typically used in visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and other similar uses.

•
Footage - consisting of video clips, premium footage filmed by industry experts and cinema grade video effects, available in HD and 4K formats. Footage is often integrated into websites, social media, marketing campaigns and cinematic productions.

•	Music - consisting of high-quality music tracks and sound effects, which are often used to complement images and footage.
Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. For customers seeking specialized content that goes beyond our library of stock content, our platform also connects customers with contributors who can produce custom branded content. Over 1.9 million active, paying customers contributed to our revenue in 2019. As of December 31, 2019, more than 1.1 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 314 million images and more than 17 million footage clips as of December 31, 2019. This makes our collection of content one of the largest of its kind, and we delivered 187.8 million paid downloads to our customers across all of our brands during the year ended December 31, 2019.
In January 2019, we launched our award winning “It’s not stock, it’s Shutterstock” campaign message is designed to showcase the quality and depth of our creative asset library. In addition, in December 2019, we celebrated exceeding $1 billion in cumulative royalties paid to our contributors, since we were founded in 2003.
During 2019, in addition to the increase in content provided by our contributors, we also added to our robust product offering through the following product launches and exclusive partnerships:

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

•
In July 2019, we introduced Shutterstock Elements, a collection consisting of thousands of cinema-grade video effects for filmmakers, including 4K lens flares, transitions and video kits with smoke, fire and explosions.

•	In October 2019, we launched Smart Brief, a new product that dramatically cuts brief drafting time and enables collaboration to meet client needs faster with less upfront effort.

•
In November 2019, we announced an unlimited monthly subscription plan for Shutterstock Music. This plan, geared towards content creators, provides access to a range of track lengths, as well as flexibility to license music tracks as needs arise.

In 2019, we also invested in our customer and contributor experiences by releasing the following product enhancements:

•
In January 2019, we announced that our contributor-facing website and mobile applications are now available in 21 languages, aligning with the languages already available on the Shutterstock customer-facing site and its new developer portal.

•	In March 2019, we launched in-app contributor registration for the mobile-first generation, making it easier than ever for iOS and Android users to sign up as Shutterstock contributors.

•	In April 2019, we launched “View in Room,” our first Augmented Reality (AR) feature, allowing iOS app users to visualize how an image from Shutterstock’s collection would look in real life.
Through our platform, we generate revenue by licensing content to our customers. During the year ended December 31, 2019, 60% of our revenue and the majority of our content licenses came from our E-commerce sales channel. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process. We also offer simple, affordable, smaller subscriptions and those where customers have an option to pay for individual content licenses at the time of delivery. Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. Our dedicated enterprise sales, service, client success and research teams are able to provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform. Customers in our Enterprise sales channel may also benefit from the creation of custom branded content, an offering that launched in 2017. Our Enterprise sales channel provided approximately 40% of our revenue in 2019.
Until February 26, 2018, we also generated revenues by licensing the use of the Webdam digital asset management platform to customers on a contract basis, typically for terms of twelve months. On February 26, 2018, we completed the Sale of Webdam for an aggregate purchase price of $49.1 million.
Each time an image, footage clip or music track is delivered to a customer for use, we record a royalty expense for the amount due to the associated contributor. Depending on the products purchased by our customers, royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue and are typically paid to contributors on a monthly basis, subject to certain payout minimums. Royalties represent the largest component of our operating expenses, are reported within cost of revenue, tend to increase proportionately with revenue and may be impacted by the mix of products sold.
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
We have experienced revenue and operating expense growth over the past three years. Our total revenue has grown to $650.5 million in 2019 from $623.3 million in 2018 and $557.1 million in 2017. Our total operating expenses have grown to $630.4 million in 2019 from $590.8 million in 2018 and $530.8 million in 2017, principally as a result of increased royalties, marketing costs, depreciation and amortization related primarily to our technology and infrastructure and cash employee compensation expenses.
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts and directly through our sales force. Online marketing includes paid search, organic search, online display advertising, brand marketing, email marketing, affiliate marketing, social media and strategic partnerships. At the beginning of 2019, we launched our award-winning “It’s not stock, it’s Shutterstock” campaign, designed to create top-of-funnel awareness and website traffic by showing the creative marketing results that can be achieved with Shutterstock assets. Over the past several years, our investments in marketing have represented a significant percentage of revenue. We manage customer acquisition costs based on the blended average customer lifetime value across our purchase options so that we are able to manage our marketing expenses to achieve certain desired growth targets. Since we believe the market for content is multi-faceted and continually expanding, we plan to continue to invest aggressively in customer acquisition to achieve revenue growth.
We believe that another important driver of growth is the quality of the user experience we provide on our websites, especially the efficiency and speed with which our search interfaces and algorithms help customers find and download the content that they need, the degree to which our websites have been localized for our global user base, the degree to which we make use of the large quantity of data we collect about image, footage and music and search patterns, and the security of user information on our platform. To this end, we have invested aggressively in product development and cloud-based hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features.
We continue to have operating income and positive operating cash flows. In 2019, our net income was $20.1 million and net cash from operating activities was $102.6 million. In the same period, adjusted EBITDA, adjusted net income, and free cash flow were $96.3 million, $43.7 million and $73.2 million, respectively. See Part II, Item 6 of this Annual Report on Form 10-K under the heading “Selected Financial Data—Non-GAAP Financial Measures.”

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017

	(in millions, except revenue per download)
Paid downloads (during the period)	187.8	179.6	172.0
Revenue per download (during the period) (1)	$3.43	$3.40	$3.13
Content in our collection (end of period)
Images	314	242	170
Footage	17	13	9

(1)	Effective January 1, 2018, we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

Paid Downloads
Measuring the number of paid downloads that our customers make in any given period is important because downloads are the primary method of delivering licensed content, which drives a significant portion of our revenue and contributor royalties. We define paid downloads as the number of downloads that our customers make in a given period of our photographs, vectors, illustrations, footage or music tracks. Paid downloads exclude custom content, re-downloads of content that a customer has downloaded in the past (which do not generate incremental revenue or contributor royalty expense) and downloads of content that is offered to customers for no charge, including our free image of the week.
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from custom content and the impact of revenue that is not derived from or associated with content licenses. This metric captures changes in our pricing, if any, as well as the mix of purchase options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. Increases in revenue per download have primarily been driven by the introduction of new product offerings. Revenue per download may be impacted by changes in product mix or competitive pressures.
Content in our Collection
We define content in our collection as the total number of (a) images (photographs, vectors and illustrations) and (b) footage clips (in number of clips) available to customers for commercial license on shutterstock.com at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available for license by our customers through an application program interface, custom content and certain content that may be licensed for editorial use only. We believe that our large selection of high-quality content enables us to attract and retain customers and drives our network effect.

Basis of Presentation
Revenue
The majority of our revenue is earned from licensing content. Content licenses are generally purchased by our customers on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download.  Prior to the Sale of Webdam, we also earned revenue from licensing hosted software services through Webdam’s cloud-based tools for businesses, which were purchased as part of a subscription.
Prior to the adoption of ASU 2014-09 on January 1, 2018, and reflected in the reported revenue amounts for the year ended December 31, 2017, we recognized revenue when all of the following basic criteria were met: there was persuasive evidence of an arrangement, performance or delivery of services had occurred, the sales price was fixed or determinable, and collectability was reasonably assured. We considered persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contained the fixed pricing terms. Performance or delivery for content licenses was considered to have occurred upon the download of the licensed content. Subscription revenue was recognized upon each download using an effective per-license rate and revenue associated with any unused licenses was recognized at the subscription expiration. Revenue attributable to the hosted software services was recognized ratably during the license subscription.
Effective January 1, 2018, subsequent to the adoption of ASU 2014-09, we recognize revenue upon the satisfaction of performance obligations, which occurs when (i) content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For content licenses, we recognize revenue on both our subscription-based and transaction-based sales when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognizes the revenue associated with the unused licenses throughout the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. We expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
Collectability is reasonably assured at the time the electronic order or contract is entered. The majority of our customers purchase products by making an electronic payment at the time of the transaction. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
We recognize revenue gross of contributor royalties because we are the principal in the transaction as we are the party responsible for the performance obligation and control the product or service before transferring it to the customer. We also license content to customers through third-party resellers. Third-party resellers sell our products directly to customers as the principal in those transactions. Accordingly, we recognize revenue net of costs paid to resellers.
Costs and Expenses
Cost of Revenue.    Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, infrastructure and hosting costs related to maintaining our creative platform and cloud-based software platform, depreciation and amortization of capitalized internal-use software, content and technology intangible assets, allocated facility costs and other supporting overhead costs. Cost of revenue also consists of employee compensation, including non-cash equity-based compensation, bonuses and benefits associated with the maintenance of our creative platform and cloud-based software platform.
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
General and Administrative.    General and administrative expenses include employee compensation, including non-cash equity-based compensation, bonuses and benefits for executive, finance, accounting, legal, human resources, internal information technology, internet security, business intelligence and other administrative personnel. In addition, general and administrative expenses include outside legal, tax and accounting services, bad debt expense, insurance, facilities costs, other supporting overhead costs and depreciation and amortization expense.
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

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Consolidated Statements of Operations:
Revenue (1)	$650,523	$623,250	$557,111
Operating expenses:
Cost of revenue	278,176	267,671	233,102
Sales and marketing	181,730	166,448	146,464
Product development	57,216	58,897	52,486
General and administrative	113,246	97,782	98,710
Total operating expenses	630,368	590,798	530,762
Income from operations	20,155	32,452	26,349
Gain on Sale of Webdam	—	38,613	—
Other income / (expense), net	4,761	(4,952)	3,732
Income before income taxes	24,916	66,113	30,081
Provision for income taxes	4,808	11,426	13,354
Net income	$20,108	$54,687	$16,727
(1) Effective January 1, 2018, we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2019	2018	2017
Consolidated Statements of Operations:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	43%	43%	42%
Sales and marketing	28%	27%	26%
Product development	9%	9%	9%
General and administrative	17%	16%	18%
Total operating expenses	97%	95%	95%
Income from operations	3%	5%	5%
Gain on Sale of Webdam	—%	6%	—%
Other income / (expense), net	1%	(1)%	1%
Income before income taxes	4%	11%	5%
Provision for income taxes	1%	2%	2%
Net income	3%	9%	3%

Comparison of the Years Ended December 31, 2019 and December 31, 2018
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2019	2018	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$650,523	$623,250	$27,273	4%
Operating expenses:
Cost of revenue	278,176	267,671	10,505	4
Sales and marketing	181,730	166,448	15,282	9
Product development	57,216	58,897	(1,681)	(3)
General and administrative	113,246	97,782	15,464	16
Total operating expenses	630,368	590,798	39,570	7
Income from operations	20,155	32,452	(12,297)	(38)
Gain on Sale of Webdam	—	38,613	(38,613)	*
Other income / (expense), net	4,761	(4,952)	9,713	*
Income before income taxes	24,916	66,113	(41,197)	(62)
Provision for income taxes	4,808	11,426	(6,618)	(58)
Net income	$20,108	$54,687	$(34,579)	(63)%
_______________________________________________________________________________
*    Not meaningful. See “Other income / (expense), net” and “Gain on Sale of Webdam” below

Revenue
Revenue increased by $27.3 million, or 4%, to $650.5 million in 2019 as compared to 2018. Excluding the impact of foreign currency fluctuations, revenue increased 6% from 2018 to 2019. In addition, the Company’s E-commerce and Enterprise revenues increased by approximately 7% and 1%, respectively, from 2018 to 2019, compared to increases of 10% and 22%, respectively, from 2017 to 2018. On a constant currency basis, the Company’s E-commerce and Enterprise revenues increased by approximately 9% and 3%, respectively, from 2018 to 2019, compared to increases of 9% and 21%, respectively, from 2017 to 2018.
During 2019, we increased sales and marketing efforts to attract more users and promote increased customer engagement across our platform. We continue to focus on product offerings, platform improvements and other initiatives to increase customer engagement. As a result of these initiatives, there was a 5% increase in the number of paid downloads compared to 2018. In 2019 and 2018, we delivered 187.8 million and 179.6 million paid downloads, respectively, and our 2019 revenue per download increased to $3.43 from $3.40 for 2018. The increase in revenue per download is partially driven by our sales of footage clips which have increased as a percentage of overall revenue. Footage clips typically carry a higher revenue per download than other content types.
The increased revenue from our content business was partially offset by the absence of revenue from Webdam, as a result of the Sale of Webdam in February 2018. We did not recognize revenue from Webdam during 2019, compared to $2.7 million for the period from January 1, 2018 through February 26, 2018.
Our revenue growth by region is as follows: revenue from outside Europe and North America increased by $20.2 million, or 11%, to $204.9 million, revenue from Europe increased by $9.8 million, or 5%, to $217.4 million and revenue from North America decreased by $2.7 million, or 1%, to $228.2 million in 2019 compared to 2018.

Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $10.5 million, or 4%, to $278.2 million in 2019 as compared to 2018. Royalty expense, which is primarily incurred as content is downloaded, increased $3.8 million, or 2%, as compared to 2018. The Company’s royalty rate was approximately 26.3% and 26.8% in 2019 and 2018, respectively, and fluctuates based on customer usage and the mix of products sold. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary from period to period as a result of shifts in customer usage and product mix. Depreciation and amortization expense increased by $4.7 million as compared to 2018, to $40.4 million in 2019, driven primarily by the depreciation of our capitalized internal-use software. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future to the extent our revenue grows.
Sales and Marketing.    Sales and marketing expenses increased by $15.3 million, or 9%, to $181.7 million in 2019 as compared to 2018. Expenses related to brand and performance advertising, the largest component of our sales and marketing expenses, increased by $10.8 million, or 12%, in 2019 compared to 2018, as a result of increased spending on affiliate, search advertising and other new channels. Employee-related expenses increased by $2.3 million, as compared to the same period in the prior year, driven by an increase in sales and marketing headcount to support new initiatives. As a percent of revenue, for 2019, sales and marketing expenses increased slightly from the same period in 2018, primarily driven by the increase in customer acquisition costs. As we continue to invest in new customer acquisition, products and geographies, we expect sales and marketing expenses to increase in absolute dollars in the foreseeable future.
Product Development.    Product development expenses decreased by $1.7 million, or 3%, to $57.2 million in 2019 as compared to 2018. This decrease was driven by an approximately $5.5 million reduction in employee related costs, net of capitalized labor. The decline was partially offset by an increase of $4.0 million in software and other technology used to support our product development initiatives in 2019, as compared to 2018. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhancing the functionality of our existing products and technologies.
General and Administrative.    General and administrative expenses increased by $15.5 million, or 16%, to $113.2 million in 2019 as compared to 2018. This increase was driven by (i) higher employee-related costs of $9.9 million in 2019 as compared to 2018, primarily driven by increased headcount associated with ensuring the stability and security of the Company’s technology infrastructure; (ii) severance charges of approximately $2.2 million incurred in 2019; (iii) higher software and other IT-related costs of $5.0 million in 2019, as compared to 2018, related primarily to enhancements to our corporate and technology infrastructure; and (iv) higher professional and consulting fees of $1.4 million, as compared to 2018. These increases were partially offset by a $1.1 million reduction in bad debt expense in 2019 as compared to 2018. In addition, depreciation and amortization expense in 2019 decreased $0.4 million, including the impact of $1.5 million of accelerated amortization expense recorded in connection with the Company’s re-branding of its Editorial product. We expect to continue to incur general and administrative expenses to support our global operational growth and enhancements to support our reporting and planning functions.
Gain on Sale of Webdam. On February 26, 2018, the Company completed the Sale of Webdam, for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million in transaction costs paid, was $44.3 million, inclusive of $2.5 million received during 2019 from the release of funds from escrow. During 2018, management recognized a pre-tax gain on the sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
Other income / (expense), net.    During 2019, approximately $4.2 million of other income consisted of interest income, in addition to $0.5 million of favorable foreign currency fluctuations. During 2018, we recorded a charge of $5.9 million as a result of the impairment of a long-term investment asset. Additionally, during 2018, we recorded an expense of approximately $1.8 million related to unfavorable foreign currency fluctuations, offset by approximately $2.7 million of interest income. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.    Income tax expense decreased by $6.6 million to $4.8 million in 2019 as compared to 2018. The decrease in 2019 income tax expense was primarily driven by the absence of $11.0 million of tax expense associated with the gain on Sale of Webdam, recorded in 2018, partially offset by $3.1 million of expense related to certain provisions of the TCJA and a $1.0 million valuation allowance related to certain foreign net operating loss carryforwards. Our effective tax rates for the years ended December 31, 2019 and 2018 were approximately 19.3% and 17.3%, respectively.
The 2019 effective tax rate includes discrete items, the most significant of which relate to a discrete tax benefit for the release of reserves for uncertain tax positions due to a lapse in the statute of limitations, the effects of the foreign-derived intangible income deduction and the U.S. Research and Development tax credit claimed on the Company’s 2018 tax return, which was completed in 2019. The net effect of these discrete items decreased the effective tax rate for 2019 by 5.2%. Excluding these discrete items, the effective tax rate would have been 24.5% for 2019.
The 2018 effective tax rate includes discrete items, the most significant of which relate to the gain on the Sale of Webdam, partially offset by discrete tax benefits relating to the impairment of a long-term investment asset, the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the U.S. Research and Development tax credit claimed on our 2017 tax return, which was completed in 2018. The net effect of these discrete items increased our effective tax rate for 2018 by 6.2%. Excluding these discrete items, the 2018 effective tax rate would have been 11.1%.
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
_______________________________________________________________________________
(1) Effective January 1, 2018, we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.
*    Not meaningful. See “Other (expense) / income, net” and “Gain on Sale of Webdam” below
Revenue
Revenue increased by $66.1 million, or 12%, to $623.3 million in 2018 as compared to 2017. Excluding the impact of foreign currency fluctuations, revenue increased 11% from 2017 to 2018. In addition, the Company’s E-commerce revenues increased 10% and the Company’s Enterprise revenues increased 22% from 2017 to 2018.
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

The increased revenue from our content business was partially offset by the absence of revenue from Webdam, as a result of the Sale of Webdam in February 2018. Webdam revenues were $2.7 million for the period from January 1, 2018 through February 26, 2018 compared to 16.0 million for the year ended December 31, 2017.
Our revenue growth by region is as follows: revenue from outside Europe and North America increased by $28.2 million, or 18%, to $184.7 million, revenue from Europe increased by $25.9 million, or 14%, to $207.6 million and revenue from North America increased by $12.0 million, or 5%, to $230.9 million in 2018 compared to 2017.
Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $34.6 million, or 15%, to $267.7 million in 2018 as compared to 2017. Royalties expense, which varies in large part by the number of downloads and the revenue earned on each download increased $16.3 million, or 11%, as compared to 2017, which is in line with the increase in revenues during 2018 partially offset by changes in product mix amongst license types that incur differing royalty costs relative to the revenue earned for those license products. We anticipate royalties will continue growing in absolute dollars as long as revenue grows, although royalties as a percentage of revenue may vary somewhat from period to period as a result of further shifts in customer usage and product mix. Costs associated with website hosting, hardware and software licenses and depreciation and amortization expense increased by $13.0 million, to $54.2 million in 2018 as compared to 2017, driven primarily by the depreciation and amortization of infrastructure and software assets acquired, developed and purchased in recent years and other hosting costs. Employee-related costs also increased by $3.1 million, or 23%, driven by increased headcount to support increased customer volume and a more robust website infrastructure.
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
Product Development.    Product development expenses increased by $6.4 million, or 12%, to $58.9 million in 2018 as compared to 2017. Employee related expenses, including stock based compensation, and consulting-related expenses, net of capitalized costs for the development of internal-use software, increased by $1.7 million, or 4%, as compared to 2017, driven by an increase in human capital requirements in product, engineering and quality assurance to support our increasing number of product development initiatives for our web properties, including ongoing efforts to improve our search capabilities and enhancing the features and functionality of the e-commerce platform. The remaining increase in product development costs was attributable to increases in costs related to software, hardware, facilities, consulting and other resources that are not capitalized. We anticipate this level of product development expenses to continue for the foreseeable future, of which a portion will continue to be capitalized, as we continue to invest in developing new products and internal tools and enhancing the functionality of our existing products and technology.
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

Liquidity and Capital Resources
As of December 31, 2019, we had cash and cash equivalents totaling $303.3 million, which primarily consisted of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations.
Historically, our principal uses of cash have been funding our operations, capital expenditures, content acquisition, business combinations that enhance our strategic position, a non-recurring special dividend and share purchases under our share repurchase program. We plan to finance our operations and capital expenses largely through cash generated by our operations. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.
Investment in ZCool Technologies Limited (“ZCool”)
On January 4, 2018, we invested $15 million in convertible preferred shares issued by ZCool, which is equivalent to a 25% fully diluted equity ownership interest, to further expand our presence in fast-growing markets. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. ZCool and its affiliates have been the exclusive distributor of Shutterstock content in China since 2014.
Sale of Digital Asset Management Business
On February 26, 2018, we completed the Sale of Webdam for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million transaction costs paid, was $44.3 million, inclusive of $2.5 million received during the year ended December 31, 2019, from the release of funds from escrow. During 2018,we recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.

Dividends
On August 1, 2018, the Board of Directors declared a Special Dividend of $3.00 per share. The Special Dividend was paid on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The aggregate payment made in connection with this dividend was approximately $104.9 million.
On February 11, 2020, our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on March 19, 2020 to stockholders of record at the close of business on March 5, 2020. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future. Future declaration of dividends are subject to the final determination of our Board of Directors, and will be based on our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of December 31, 2019, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. As of December 31, 2019, we have $100 million of repurchase capacity remaining under this program. We did not repurchase any shares under the share repurchase program in 2019.
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
During the year ended December 31, 2019, shares with an aggregate value of $7.1 million were withheld upon vesting of RSUs and paid in connection with related remittance to taxing authorities. In addition, $5.4 million of proceeds were received during 2019 from the issuance of common stock in connection with the exercise of stock options.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Consistent with previous periods, we expect that future capital expenditures will primarily relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure.
See Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our existing capital commitments as of December 31, 2019.

Historical Trends
The following table summarizes our cash flow data for 2019, 2018 and 2017, respectively.

	Year Ended December 31,
	2019	2018	2017
		(in thousands)
Net cash provided by operating activities	$102,646	$102,202	$108,037
Net cash used in investing activities	$(27,234)	$(12,827)	$(57,365)
Net cash used in financing activities(1)	$(1,696)	$(109,739)	$(33,888)
_______________________________________________________________________________

(1)	Except for the Special Dividend in 2018, no distributions or dividends have been paid during the periods presented. 2017 includes repurchases of common stock under the share repurchase program.
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
Net cash provided by operating activities was $102.6 million in 2019, which remained flat compared to $102.2 million in 2018.
In 2018, net cash provided by operating activities was $102.2 million, compared to $108.0 million in 2017, for a decrease of $5.8 million, or 5%. This decrease was primarily driven by changes in working capital, including collections of accounts receivable and payments of accounts payable and accrued liabilities. The decline in operating cash flows was also impacted by fluctuations in deferred revenues, which increased by $28.7 million in 2017 and $3.7 million in 2018 excluding the effects of the adoption of ASU 2014-09 and the Sale of Webdam.
Cash paid for income taxes was $1.9 million, $0.6 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Investing Activities
Our investing activities have consisted primarily of capital expenditures for internal-use software and website development costs and purchases of software and equipment related to our data centers. Our investing activities have also included content acquisitions, as well as investments, acquisitions and disposals. Cash used in investing activities totaled $27.2 million, $12.8 million and $57.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Cash used in investing activities during 2019, mostly consisted of capital expenditures and content acquisitions of $26.1 million and $3.3 million, respectively, partially offset by $2.5 million net cash received from escrowed funds related to the Sale of Webdam.
Cash used in investing activities during 2018 mostly consisted of $34.9 million of capital expenditures and our $15 million investment in ZCool, partially offset by $41.8 million net cash received from the Sale of Webdam.
Cash used in investing activities during 2017 mostly consisted of $55.1 million related to capital expenditures and $49.6 million, net of cash acquired, related to the acquisition of Flashstock, which was partially offset by $55.3 million of cash provided from the net impact of liquidation and purchase of short-term investments.
Capital expenditures and content acquisition were $26.1 million and $3.3 million in 2019, $34.9 million and $3.8 million in 2018 and $55.1 million and $3.0 million in 2017, respectively. Capital expenditures include internal-use software and website development costs and purchases of software equipment related to our data centers as well as capitalization of leasehold improvements. The increases in capital expenditures in 2017 are primarily attributable to investments in internally developed software. We have invested significantly in product development and hosting infrastructure to enhance our customer experience and increase the efficiency with which we deploy new products and features.

Financing Activities
Our financing activities have consisted primarily of proceeds from stock-based compensation plans and cash paid in settlement of tax withholding obligations related to employee stock-based compensation awards, in addition to cash paid related to the Special Dividend paid in 2018 and the repurchase of common stock under our share repurchase program in 2017. Cash used in financing activities totaled $1.7 million, $109.7 million and $33.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Cash used in financing activities during 2019 primarily consisted of $7.1 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards, partially offset by approximately $5.4 million of proceeds from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities during 2018 primarily consisted of $104.9 million related to the payment of the Special Dividend and $7.3 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards, partially offset by proceeds of approximately $2.5 million from the issuance of common stock in connection with the exercise of stock options.
Cash used in financing activities during 2017 mostly consisted of cash used to repurchase common stock under our share repurchase program of $25.0 million. In 2017, we also used a net $5.2 million related to stock-based compensation programs, primarily related to the settlement of employee taxes.

Contractual Obligations and Commitments
We lease real estate under operating lease agreements that expire on various dates during the period from 2020 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We anticipate expanding our office and co-location facilities as our revenue and customer base continue to grow and diversify. We do not anticipate any difficulties in renewing those leases and co-location agreements that expire within the next several years and that we currently plan to renew, or in leasing other space or hosting facilities, if required. We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. Our future minimum payments under non-cancelable operating leases and purchase obligations are as follows as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$73,957	$10,013	$17,173	$13,403	$33,368
Purchase obligations	55,237	35,757	19,480	—	—
Total	$129,194	$45,770	$36,653	$13,403	$33,368
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in January 2016, which we refer to as the ESB Lease. The ESB Lease will expire in 2029, and the aggregate undiscounted future minimum lease payments, are approximately $62.0 million. We are also party to a $2.6 million letter of credit, as a security deposit for the ESB Lease. As of December 31, 2019, the letter of credit is collateralized by an equivalent amount of cash, and as such is reported as restricted cash as a component of other assets on the Consolidated Balance Sheet as of December 31, 2019.
In connection with our 2017 acquisition of Flashstock, we have performance-based bonus arrangements with certain Flashstock employees who are now employees of Shutterstock. These employees are entitled to additional compensation if: (i) the custom content business achieved certain financial targets for the 2019 calendar year and (ii) the individual was employed by Shutterstock as of December 31, 2019. Approximately $7.8 million of incentives are expected to be paid in 2020 and are included as purchase obligations.
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

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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
Revenue Recognition
The majority of our revenues are earned from the license of content. Content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. Prior to the Sale of Webdam, we also earned revenue from licensing hosted software services through Webdam’s cloud-based tools for businesses, which were purchased as part of a subscription.
Prior to the adoption of ASU 2014-09 on January 1, 2018, and reflected in the reported revenue amounts for the year ended December 31, 2017, we recognized revenue when all of the following basic criteria were met: there was persuasive evidence of an arrangement, performance or delivery of services had occurred, the sales price was fixed or determinable, and collectability was reasonably assured. We considered persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contained the fixed pricing terms. Performance or delivery for content licenses was considered to have occurred upon the download of the licensed content. Subscription revenue was recognized upon each download using an effective per-license rate and revenue associated with any unused licenses was recognized at the subscription expiration. Revenue attributable to the hosted software services was recognized ratably during the license subscription.
Effective January 1, 2018, subsequent to the adoption of ASU 2014-09, we recognize revenues upon the satisfaction of performance obligations, which occurs when (i) content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For content licenses, we recognize revenues on both a subscription-based and transaction-based sales when content is downloaded, at which time the license is provided. In addition, we estimate expected unused licenses for subscription-based products and recognize the revenue associated with unused licenses throughout the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. ASU 2014-09 has resulted in a change in the timing of recognizing revenue on our content license subscription products. ASU 2014-09 did not impact revenue recognition on content licenses sold on a transactional basis or license revenue associated with hosted software services.
Prior to our adoption of ASU 2014-09, we deferred certain acquisition costs that were then amortized over a period of less than one year. Effective January 1, 2018, we expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.

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
We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach, and prior period amounts were not restated. The effect of adoption of this new guidance on the Consolidated Balance Sheet as of January 1, 2018 was to reduce (i) prepaid expenses and other current assets by $3.7 million and (ii) deferred revenues by $9.9 million, with an offsetting $6.2 million increase in 2018 opening retained earnings.
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable consists of customer obligations due under normal trade terms, carried at their fair value less an allowance for doubtful accounts, if required. We determine our allowance for doubtful accounts based on an evaluation of the aging of our accounts receivable and on a customer-by-customer basis where appropriate. Our reserve analysis contemplates our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. As of December 31, 2019 and 2018, we had an allowance for doubtful accounts of $3.6 million and $4.7 million, respectively. The decrease in the allowance for doubtful accounts is a result of write-offs of older receivables determined not to be collectible and improvement of our aging profile resulting from better collections.
Equity-Based Compensation
We measure and recognize non-cash equity-based compensation expense for all stock-based awards granted to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Forfeitures are accounted for as they occur. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Compensation expense related to awards with a market condition is recognized ratably over the requisite service period regardless of the achievement of the market condition. Compensation expense related to awards with a performance condition is recognized ratably over the requisite service period based on the expected levels of achievement. To the extent that the expected levels of achievement change, stock-based compensation expense is adjusted and recorded in the Consolidated Statements of Operations and the remaining unrecognized stock-based compensation is recognized over the remaining requisite service period.
We use the closing price of our common stock on the date of grant to determine the fair value of restricted stock units (“RSUs”), including performance-based restricted stock units (“PRSUs”). We use the Black-Scholes option pricing model, to determine the fair value of stock options on the date of grant. The Monte Carlo simulation model is used if the award has a market condition. All awards are granted pursuant to the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), which are discussed further in Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The determination of the grant date fair value using an option-pricing model and simulation model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include our closing market price at the grant date, the expected stock price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

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

•	Volatility. The volatility is estimated based on historical price volatility of our common stock.

•	Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of each award group.

•	Dividend Yield. The Company determines the dividend yield based on management’s expectations of future dividends. The Company used an expected dividend yield of zero for options granted through 2019.
If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan are subject to a time-based vesting requirement and certain award grants may also include market based or performance based vesting conditions. Stock option awards granted under the 2012 Plan vest over three or four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years.
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
Except as required under U.S. tax laws, we do not provide for U.S. taxes on the undistributed earnings of our foreign subsidiaries. With the enactment of the TCJA, we are required to treat the undistributed earnings and profits of our foreign subsidiaries accumulated through a measurement period that should not extend more than one year beyond the date of the enactment of the TCJA as if they were repatriated to the U.S., and pay a current U.S. tax amount as a result of such “deemed” repatriation. Our tax expense for the year ended December 31, 2017 included provisional amounts for such taxes. We did not record any provision for potential deferred U.S. income taxes or foreign withholding taxes that otherwise may be payable if we were to repatriate such earnings, since we do not intend to repatriate such amounts.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In the first quarter of 2018, we elected to treat any potential GILTI inclusions as a period cost.
During 2017, we recorded provisional estimates for the accounting impacts of the TCJA, including the transition tax, deferred tax re-measurements, and other items, due to the uncertainty regarding how these provisions were to be implemented and additional anticipated forthcoming guidance. We completed our analysis of the TCJA during 2018, and have not made any significant adjustments to estimates previously recorded. We continue to assess the impacts of the TCJA on future fiscal years and monitor the Internal Revenue Service guidance intended to interpret the provisions of the TCJA.

Acquisitions
Business combinations are recorded at fair value and allocated to the assets acquired and liabilities assumed in the transaction. Fair values are based on the exit price (i.e., the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, which may include market data for similar assets and expected future cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit price when evaluating the fair value of our assets. Other assets and liabilities acquired in a business combination are recorded based on the fair value of the assets acquired and liabilities assumed at acquisition date. Changes to these factors could affect the measurement and allocation of fair value.
Goodwill and Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value.
In 2018, our goodwill balance was allocated to four reporting units: Bigstock, Editorial, Images and Music. During the second quarter of 2019, due to changes in our reporting structure and the achievement of key milestones in the continued integration of our operations and technology platform, we changed the way we monitor the business and concluded that we operated with a single reporting unit.
As a result of the change in reporting units, in the second quarter of 2019, we evaluated our goodwill for impairment immediately prior and subsequent to the change in reporting units. The evaluation utilized a qualitative assessment of our Bigstock, Images and Music reporting units to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For our Editorial reporting unit, which represented approximately $12.9 million of the goodwill balance at the assessment date, we performed a quantitative goodwill impairment assessment which included a discounted cash flow analysis and incorporated various estimates and assumptions. The most significant of these assumptions were projected revenue growth rates, future royalty rates, a discount rate of 14.5% and a terminal growth rate of 3%. These estimates were based on our historical experience and projections of future activity, factoring in customer demand and a cost structure necessary to achieve related revenue.
We concluded that, at the time of the change in reporting units, no adjustment to the carrying value of the goodwill balance was necessary, and the aggregate goodwill for the legacy reporting units was assigned to the single content business reporting unit.
We also performed our annual goodwill assessment as of October 1, 2019 and concluded that the fair value of our reporting unit was greater than its carrying amount, and therefore, no adjustment to the carrying value of goodwill was necessary. We utilized a qualitative assessment to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment.

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
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35%, 35% and 34% in 2019, 2018 and 2017, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for 2019, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would impact our revenue by approximately 3%.
We have established foreign subsidiaries in various countries and have concluded that the functional currency of these entities is generally the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. The net impacts of foreign currency transactions on our financial statements were gains of $0.2 million and $2.6 million in 2019 and 2017, respectively, and a loss of $2.2 million in 2018. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.
Our historical revenue by currency is as follows (in thousands):

	Year Ended December 31,
	2019		2018		2017
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$133,341	€117,852	$124,732	€105,327	$102,622	€90,965
British pounds	48,307	£37,658	49,561	£36,965	48,634	£37,752
All other non-U.S. currencies(1)	47,471		44,393		39,376
Total foreign currency	229,119		218,686		190,632

U.S. dollar	421,404		404,564		366,479
Total revenue (2)	$650,523		$623,250		$557,111

(1)	Includes no single currency which exceeded 5% of total revenue for any of the periods presented.

(2)	Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The fair value of our cash and cash equivalents is not particularly sensitive to interest rate changes.
We did not have any long-term borrowings as of December 31, 2019.
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2019. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which begins on page F-2 of this Annual Report on Form 10-K.
Remediation of Previously Disclosed Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
During the third quarter of 2018, management identified a material weakness in our internal control over financial reporting related to the accuracy, cut-off and completeness of sales transactions related to certain enterprise license arrangements. Specifically, as our business strategy related to enterprise license arrangements changed during 2018, we did not design and maintain effective controls to assess the risks of misstatement, and therefore the appropriateness of revenue recognition, associated with product offerings outside of our standard product catalog. The control deficiencies resulted in immaterial errors in recorded revenue, accounts receivable, deferred revenue and related disclosures for the years ended December 31, 2018 and 2017 and the interim periods ended June 30, 2018 and September 30, 2018 and did not result in a material misstatement of our interim or annual consolidated financial statements or disclosures for any historical periods.

In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken comprehensive actions to remediate the material weakness in internal control over financial reporting. These actions included the: (1) creation of a project team to identify the population of enterprise product offerings outside of our standard product catalog; and (2) development and implementation of an enhanced process, focused on the accuracy, cut-off and completeness of the remaining enterprise product offerings.
Based on the results of our testing of the enhanced controls, we have determined that the updated controls and procedures are effective as of December 31, 2019. As a result, we believe this material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2019.
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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2019.
Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2019.
Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2019.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2019.

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
Item 16.    Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterstock, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shutterstock, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Editorial reporting unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $89 million as of December 31, 2019. Goodwill is reviewed for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. During the second quarter of 2019, management concluded that the Company operates with a single reporting unit. The Company’s goodwill balance prior to this change was allocated to its Bigstock, Editorial, Images and Music reporting units and management evaluated goodwill for impairment immediately prior to the change in reporting units. For its Editorial reporting unit, management performed a quantitative goodwill impairment assessment utilizing a discounted cash flow analysis which incorporated various estimates and assumptions. The most significant of these assumptions were projected revenue growth rates, future royalty rates, the discount rate, and the terminal growth rate. These estimates were based on the Company’s historical experience and projections of future activity, factoring in customer demand and a cost structure necessary to achieve related revenue.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Editorial reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value estimate of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s discounted cash flow analysis and significant assumptions, including revenue growth rates, future royalty rates, the discount rate, and the terminal growth rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the fair value of the Editorial reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow analysis; testing the completeness, accuracy, and relevance of underlying data used in the analysis; and evaluating the reasonableness of significant assumptions used by management, including revenue growth rates, future royalty rates, the discount rate, and the terminal growth rate. Evaluating management’s assumptions related to revenue growth rates, future royalty rates, the discount rate, and the terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow analysis and certain significant assumptions, including the discount rate and terminal growth rate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 13, 2020

We have served as the Company’s auditor since 2011.

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$303,261	$230,852
Accounts receivable, net	47,016	41,028
Prepaid expenses and other current assets	26,703	34,841
Total current assets	376,980	306,721
Property and equipment, net	58,834	76,188
Right-of-use assets	45,453	—
Intangible assets, net	26,669	29,540
Goodwill	88,974	88,576
Deferred tax assets, net	14,387	12,375
Other assets	19,215	18,088
Total assets	$630,512	$531,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,104	$7,212
Accrued expenses	53,864	51,385
Contributor royalties payable	25,193	22,971
Deferred revenue	141,922	139,604
Other liabilities	18,811	2,131
Total current liabilities	245,894	223,303
Lease liabilities	47,313	—
Other non-current liabilities	9,160	21,518
Total liabilities	302,367	244,821
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 38,055 and 37,618 shares issued and 35,497 and 35,060 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	381	376
Additional paid-in capital	312,824	291,710
Treasury stock, at cost; 2,558 shares as of December 31, 2019 and December 31, 2018	(100,027)	(100,027)
Accumulated other comprehensive loss	(6,220)	(6,471)
Retained earnings	121,187	101,079
Total stockholders’ equity	328,145	286,667
Total liabilities and stockholders’ equity	$630,512	$531,488

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$650,523	$623,250	$557,111
Operating expenses:
Cost of revenue	278,176	267,671	233,102
Sales and marketing	181,730	166,448	146,464
Product development	57,216	58,897	52,486
General and administrative	113,246	97,782	98,710
Total operating expenses	630,368	590,798	530,762
Income from operations	20,155	32,452	26,349
Gain on Sale of Webdam	—	38,613	—
Other income / (expense), net	4,761	(4,952)	3,732
Income before income taxes	24,916	66,113	30,081
Provision for income taxes	4,808	11,426	13,354
Net income	$20,108	$54,687	$16,727

Earnings per share:
Basic	$0.57	$1.57	$0.48
Diluted	$0.57	$1.54	$0.47
Weighted average shares outstanding:
Basic	35,285	34,935	34,627
Diluted	35,581	35,420	35,291

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$20,108	$54,687	$16,727
Foreign currency translation gain / (loss)	251	(2,914)	13,504
Other comprehensive income / (loss)	251	(2,914)	13,504
Comprehensive income	$20,359	$51,773	$30,231
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2017	36,926	$369	2,110	$(77,567)	$252,869	$(17,061)	$128,412	$287,022
Equity-based compensation	—	—	—	—	24,958	—	—	24,958
Issuance of common stock in connection with employee stock option exercises and RSU vesting	503	6	—	—	1,676	—	—	1,682
Common shares withheld for settlement of taxes in connection with equity-based compensation	(159)	(2)	—	—	(6,846)	—	—	(6,848)
Repurchase of Treasury Shares	—	—	448	(22,460)	—	—	—	(22,460)
Other comprehensive income	—	—	—	—	—	13,504	—	13,504
Net income	—	—	—	—	—	—	16,727	16,727
Balance at December 31, 2017	37,270	373	2,558	(100,027)	272,657	(3,557)	145,139	314,585
Cumulative Effect of Accounting Change (See Note 1)	—	—	—	—	—	—	6,178	6,178
Balance at January 1, 2018	37,270	373	2,558	(100,027)	272,657	(3,557)	151,317	320,763
Equity-based compensation	—	—	—	—	23,869	—	—	23,869
Issuance of common stock in connection with employee stock option exercises and RSU vesting	498	5	—	—	2,450	—	—	2,455
Common shares withheld for settlement of taxes in connection with equity-based compensation	(150)	(2)	—	—	(7,266)	—	—	(7,268)
Payment of Special Dividend	—	—	—	—	—	—	(104,925)	(104,925)
Other comprehensive loss	—	—	—	—	—	(2,914)	—	(2,914)
Net income	—	—	—	—	—	—	54,687	54,687
Balance at December 31, 2018	37,618	376	2,558	(100,027)	291,710	(6,471)	101,079	286,667
Equity-based compensation	—	—	—	—	22,815	—	—	22,815
Issuance of common stock in connection with employee stock option exercises and RSU vesting	601	6	—	—	5,359	—	—	5,365
Common shares withheld for settlement of taxes in connection with equity-based compensation	(164)	(1)	—	—	(7,060)	—	—	(7,061)
Other comprehensive income	—	—	—	—	—	251	—	251
Net income	—	—	—	—	—	—	20,108	20,108
Balance at December 31, 2019	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$121,187	$328,145
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,108	$54,687	$16,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,915	45,652	35,490
Deferred taxes	(2,025)	(6,270)	12,491
Non-cash equity-based compensation	22,815	23,869	24,958
Settlement of contingent consideration liability in excess of acquisition-date fair value	—	—	(6,255)
Gain on Sale of Webdam	—	(38,613)	—
Loss on impairment of long-term investment	—	5,881	—
Bad debt expense	84	1,175	1,292
Changes in operating assets and liabilities:
Accounts receivable	(6,169)	2,641	(10,015)
Prepaid expenses and other current and non-current assets	4,246	113	(6,734)
Accounts payable and other current and non-current liabilities	8,360	6,388	12,044
Contributor royalties payable	2,168	3,021	(685)
Deferred revenue	3,144	3,658	28,724
Net cash provided by operating activities	$102,646	$102,202	$108,037
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,081)	(34,890)	(55,062)
Investment sales, net	—	—	55,286
Acquisitions of businesses, net of cash acquired	—	(845)	(49,571)
Proceeds from Sale of Webdam, net	2,500	41,804	—
Other investments / advances	—	(15,000)	(5,087)
Acquisition of content	(3,344)	(3,838)	(2,961)
Security deposit (payment) / release	(309)	(58)	30
Net cash used in investing activities	$(27,234)	$(12,827)	$(57,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	5,365	2,454	1,682
Cash paid related to settlement of employee taxes related to RSU vesting	(7,061)	(7,268)	(6,848)
Cash paid for Special Dividend	—	(104,925)	—
Settlement of contingent consideration liability	—	—	(3,745)
Repurchase of treasury shares	—	—	(24,977)
Net cash used in financing activities	$(1,696)	$(109,739)	$(33,888)

Effect of foreign exchange rate changes on cash	(1,307)	(2,212)	12,454
Net increase / (decrease) in cash, cash equivalents and restricted cash	72,409	(22,576)	29,238
Cash, cash equivalents and restricted cash, beginning of period	233,465	256,041	226,803
Cash, cash equivalents and restricted cash, end of period	$305,874	$233,465	$256,041

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$1,902	$580	$4,984

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies
Description of Business
Shutterstock (the “Company” or “Shutterstock”) is a global technology company offering a creative platform, which provides high-quality content, tools and services to creative professionals. The content licensed by the Company’s customers includes:

•
Images - consisting of photographs, vectors and illustrations. Images are typically used in visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and other similar uses.

•
Footage - consisting of video clips, premium footage filmed by industry experts and cinema grade video effects, available in HD and 4K formats. Footage is often integrated into websites, social media, marketing campaigns and cinematic productions.

•	Music - consisting of high-quality music tracks and sound effects, which are often used to complement images and footage.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements. Actual results could differ from those estimates. Such estimates include, but are not limited to, the determination of the allowance for doubtful accounts, the volume of expected unused licenses for our subscription-based products, the assessment of recoverability of property and equipment, the fair value of acquired goodwill and intangible assets, the grant-date fair value of non-cash equity-based compensation, the assessment of recoverability of deferred tax assets, the measurement of income tax and contingent non-income tax liabilities and the determination of the incremental borrowing rate used to calculate the lease liability.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Risk
Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable balances. Cash and cash equivalents are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such deposits.
The majority of the Company’s revenues are derived from customers who license content using electronic payments at the time of a transaction. The Company’s accounts receivable are primarily from enterprise customers who require invoicing. The Company performs initial and ongoing credit reviews on these customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. As of December 31, 2019 and 2018, no single customer accounted for or exceeded 10% of accounts receivable.
Additionally, no single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2019, 2018 or 2017.
Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019	As of December 31, 2018
Cash and cash equivalents	$303,261	$230,852
Restricted cash	2,613	2,613
Total cash, cash equivalents and restricted cash	$305,874	$233,465

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$4,697	$4,088	$5,495
Add: bad debt expense	84	1,175	1,292
Less: write-offs, net of recoveries and other adjustments	(1,202)	(566)	(2,699)
Balance, end of period	$3,579	$4,697	$4,088

Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of December 31, 2019 and December 31, 2018, the Company’s combined allowance for chargebacks and sales refunds was $0.3 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
Impairment of Long-Lived Assets
Long-lived assets, inclusive of definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no long-lived asset impairment charges in 2019, 2018 or 2017.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. In 2018, the Company’s goodwill balance was allocated to four reporting units: Bigstock, Editorial, Images and Music. During the second quarter of 2019, due to changes in the Company’s reporting structure, which resulted in a change in the way management monitors the business, as well as key milestones achieved in the continued integration of the Company’s operations and technology platform, management concluded that the Company now operates with a single reporting unit. The Company evaluated its goodwill immediately prior and subsequent to the change in reporting units and concluded that no adjustment to the carrying value of goodwill was necessary. The aggregate goodwill for the legacy reporting units was assigned to the single content business reporting unit. Since inception through December 31, 2019, the Company has not had any goodwill or indefinite lived intangible asset impairment.
Revenue Recognition
The majority of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download.   Prior to the Sale of Webdam, the Company also earned revenue from licensing hosted software services through Webdam’s cloud-based tools for businesses, which were purchased as part of a subscription.
Prior to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) on January 1, 2018, and reflected in the reported revenue amounts for the year ended December 31, 2017, the Company recognized revenue when all of the following basic criteria were met: there was persuasive evidence of an arrangement, performance or delivery of services had occurred, the sales price was fixed or determinable, and collectability was reasonably assured. The Company considered persuasive evidence of an arrangement to be an electronic order form, or a signed contract, which contained the fixed pricing terms. Performance or delivery for content licenses was considered to have occurred upon the download of the licensed content. Subscription revenue was recognized upon each download using an effective per-license rate and revenue associated with any unused licenses was recognized at the subscription expiration. Revenue attributable to the hosted software services was recognized ratably during the license subscription.
Effective January 1, 2018, subsequent to the adoption of ASU 2014-09, the Company recognizes revenue upon the satisfaction of performance obligations, which occurs when (i) content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For content licenses, the Company recognizes revenue on both its subscription-based and transaction-based sales when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognizes the revenue associated with the unused licenses throughout the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. ASU 2014-09 has resulted in a change in the timing of recognizing revenue on the Company’s content license subscription products. ASU 2014-09 did not impact revenue recognition on content licenses sold on a transactional basis or license revenue associated with hosted software services.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer. The Company also licenses content to customers through third-party resellers. Third-party resellers sell the Company’s products directly to customers as the principal in those transactions. Accordingly, the Company recognizes revenue net of costs paid to resellers.
The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach, and prior period amounts were not restated. The effect of adoption of this guidance on the Consolidated Balance Sheet as of January 1, 2018 was to reduce (i) prepaid expenses and other current assets by $3.7 million and (ii) deferred revenues by $9.9 million, with an offsetting $6.2 million increase in 2018 opening retained earnings.
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
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period a customer download occurs and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid weekly or monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2019, 2018 and 2017, the Company deferred $8.4 million, $6.2 million and $4.7 million, respectively, in royalty advances and amortized $9.2 million, $6.1 million and $4.9 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2019 and 2018, the Company has deferred contributor royalties of $1.9 million and $2.6 million, respectively, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.
Internal sales commissions are generally paid in the month following collection or invoicing of the commissioned receivable and is reported in sales and marketing expense. Effective January 1, 2018, upon the adoption of ASU 2014-09, the Company expenses contract acquisition costs, including internal sales commissions as incurred, to the extent that the amortization period would otherwise be one year or less. Prior to the adoption of ASU 2014-09, internal sales commissions were deferred and recognized over the expected future revenue stream which was generally up to 12 months. For the year ended December 31, 2017, the Company deferred $5.5 million, and amortized $5.0 million, in internal sales commission expense which was included in sales and marketing expense on the Consolidated Statements of Operations.
Product Development
The Company expenses product development costs as incurred, except for costs that are capitalized for certain internal software development projects. Product development costs are primarily comprised of development personnel salaries, non-cash equity-based compensation, equipment costs as well as allocated occupancy costs and related overhead.
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $102.3 million, $91.5 million and $76.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in sales and marketing expense in the Consolidated Statements of Operations.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Equity-Based Compensation
The Company measures and recognizes non-cash equity-based compensation expense for all stock-based awards granted to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Forfeitures are accounted for as they occur. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Compensation expense related to awards with a market condition is recognized ratably over the requisite service period regardless of the achievement of the market condition. Compensation expense related to awards with a performance condition is recognized ratably over the requisite service period based on the expected levels of achievement. To the extent that the expected levels of achievement change, stock-based compensation expense is adjusted and recorded in the Consolidated Statements of Operations and the remaining unrecognized stock-based compensation is recognized over the remaining requisite service period.
The Company uses the closing price of the Company’s common stock on the date of grant to determine the fair value of restricted stock units (“RSUs”) including performance-based restricted stock units (“PRSUs”). The Company uses the Black Scholes option pricing model, to determine the fair value of stock options on the date of grant. The Monte Carlo simulation model is used if the award has a market condition. All awards are granted pursuant to the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), which is discussed further in Note 10, Equity-Based Compensation.
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

•	Volatility. The volatility is estimated based on historical price volatility of the Company’s common stock.

•	Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of each award group.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Dividend Yield. The Company determines the dividend yield based on management’s expectations of future dividends. The Company used an expected dividend yield of zero for options granted through 2019.
If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan are subject to a time-based vesting requirement and certain award grants may also include market based or performance based vesting conditions. Stock option awards granted under the 2012 Plan vest over three or four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years.
Employee Benefit Plans
The Company offers a 401(k) defined contribution plan and provides for discretionary employer matching contributions. All matching contributions are recognized as an expense in the Statement of Operations, as incurred. The Company recorded employer matching contributions of $3.7 million, $3.2 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Except as required under U.S. tax laws, the Company does not provide for U.S. taxes on the undistributed earnings and profits of its foreign subsidiaries. With the enactment of the TCJA, the Company is required to treat the undistributed earnings and profits of its foreign subsidiaries accumulated through a measurement period that should not extend more than one year beyond the date of the enactment of the TCJA as if they were repatriated to the U.S., and pay a current U.S. tax amount as a result of such “deemed” repatriation. The Company’s tax expense for the year ended December 31, 2017 included provisional amounts for such taxes. The Company has not recorded any provision for potential deferred U.S. income taxes or foreign withholding taxes that otherwise may be payable if it were to repatriate such earnings, since the Company does not intend to repatriate such amounts.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.
During 2017, the Company recorded provisional estimates for the accounting impacts of the TCJA, including the transition tax, deferred tax re-measurements, and other items, due to the uncertainty regarding how these provisions were to be implemented and additional anticipated forthcoming guidance. Management completed its analysis of the TCJA during 2018, and has not made any significant adjustments to estimates previously recorded. The Company continues to assess the impacts of the TCJA on future fiscal years and is monitoring the Internal Revenue Service guidance intended to interpret the provisions of the TCJA.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Reportable Segments
For the year ended December 31, 2019, the Company has identified one operating segment, which has also been determined to be the Company’s primary reportable business segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The non-reportable segment classified in the Other Category previously included the Company’s digital asset management operating segment, which fails to meet the quantitative or qualitative thresholds for separate segment reporting and was sold on February 26, 2018.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the respective local currency. Monetary assets and liabilities that are denominated in currencies other than each entity’s functional currency are remeasured into the functional currency at the period-end exchange rates and result in transactional gains and losses. The net impact of foreign currency transactional gains and losses on the Company’s results of operations were gains of $0.2 million and $2.6 million in 2019 and 2017, respectively, and a loss of $2.2 million in 2018. Translation adjustments resulting from converting the foreign subsidiaries financial statements into U.S. dollars using the period-end exchange rates for balance sheet accounts and the period average exchange rate for the Statements of Operations are recorded as a component of accumulated other comprehensive income / (loss) within stockholders’ equity.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Issued Accounting Standard Updates
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Adoption of this guidance is required, prospectively, for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. Effective January 1, 2020, the Company will adopt ASU 2016-13 on a prospective basis. Adoption of ASU 2016-13 is not expected to have a material effect on the Company’s consolidated financial statements. The Company is finalizing its evaluation of the impact of this new standard on its financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Adoption of ASU 2018-13 is not expected to have an impact on the Company’s consolidated financial statements. The Company is finalizing its evaluation of the impact of this new standard on its financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting For Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. Adoption of this guidance is required for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. Entities are permitted to choose to adopt the new guidance (1) prospectively for eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. Effective January 1, 2020, the Company will adopt ASU 2018-15 on a prospective basis. Adoption of ASU 2018-15 is not expected to have a material effect on the Company’s consolidated financial statements. The Company is finalizing its evaluation of the impact of this new standard on its financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of this new standard on its financial statements.

(2) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of December 31, 2019 and 2018.
Other Fair Value Measurements

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In June 2018, SHM breached certain provisions of the distribution agreement, which constituted an event of default under the Facility. As a result of the occurrence of one or more events of default, the Company provided notice to SHM to demand immediate payment of all outstanding borrowings under the Facility and the convertible note, including accrued interest. SHM was unable to pay the outstanding borrowings and accrued interest and therefore, an administrator was appointed and SHM entered into United Kingdom administration (bankruptcy) proceedings. The Company has determined that its investments in SHM, including the Facility, the convertible note, accrued interest and a minor equity investment, experienced an other-than-temporary impairment and therefore, the Company recorded a $5.9 million impairment charge during the three months ended June 30, 2018 in order to reduce the fair value of the Company’s investment in SHM to zero. This charge was recorded in Other income / (expense), net in the Consolidated Statements of Operations. The investment was previously reported within Other assets on the Consolidated Balance Sheet.
Investment in ZCool Technologies Limited (“ZCool”)
On January 4, 2018, the Company invested $15.0 million in convertible preferred shares issued by ZCool (the “Preferred Shares”), which is equivalent to a 25% fully diluted equity ownership interest. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. ZCool and its affiliates have been the exclusive distributor of Shutterstock content in China since 2014.
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

(3) Acquisition Activity
Acquisition Activity in 2017
Flashstock Technology, Inc.
On July 7, 2017, the Company acquired all of the shares of Flashstock Technology, Inc. (“Flashstock”) pursuant to a stock purchase agreement. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations commencing from the acquisition date.
Flashstock is a Toronto-based company that enables the creation of custom content through a propriety software platform. The Company believes this acquisition will strengthen its strategic position and facilitate a comprehensive custom content offering in the market.

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
In connection with the acquisition, the Company recorded approximately $0.8 million of professional fees in the year ended December 31, 2017. The professional fees are included in general and administrative expense in the Statement of Operations.
The Company has performance-based bonus arrangements with certain Flashstock employees who are now employees of Shutterstock. These employees are entitled to additional compensation if: (i) the custom content business achieves certain financial targets for the 2019 calendar year and (ii) the individual is employed by Shutterstock as of December 31, 2019. Expense recorded related to these performance-based bonuses amounted to $3.4 million, $3.1 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. These items are reported as period expenses within general and administrative expenses in the Consolidated Statements of Operations and are expected to be paid in 2020. These expenses are not considered part of the Flashstock purchase price.

(4) Sale of Webdam
Sale of Digital Asset Management Business
On February 26, 2018, the Company completed the Sale of Webdam for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million transaction costs paid, was $44.3 million, inclusive of $2.5 million received during the year ended December 31, 2019, from the release of funds from escrow. During 2018, the Company recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.

(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$165,950	$148,104
Furniture and fixtures	10,199	10,020
Leasehold improvements	19,203	18,822
Property and equipment	195,352	176,946
Less: accumulated depreciation	(136,518)	(100,758)
Property and equipment, net	$58,834	$76,188

Depreciation and amortization expense related to property and equipment amounted to $42.9 million, $40.1 million and $29.2 million, for the years ended December 31, 2019, 2018 and 2017, respectively. Of these amounts, $38.1 million, $34.0 million and $23.4 million are included in cost of revenue for the years ended December 31, 2019, 2018 and 2017, respectively, and $4.8 million, $6.1 million and $5.8 million are included in general and administrative expense for the years ended December 31, 2019, 2018 and 2017, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. There was no loss on disposal for the years ended December 31, 2019, 2018 and 2017, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $23.6 million, $27.7 million and $39.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. During 2019, 2018 and 2017, the Company invested significantly in its product development and hosting infrastructure to enhance its customer experience and increase the efficiency with which management deploys new products and features.
The portion of total depreciation expense related to capitalized internal-use software was $30.3 million, $24.9 million and $14.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense based on the nature of the asset.
As of December 31, 2019 and 2018, the Company had capitalized internal-use software of $41.8 million and $48.5 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(6) Goodwill and Intangible Assets
Goodwill
In 2018, the Company’s goodwill balance was allocated to four reporting units: Bigstock, Editorial, Images and Music. During the second quarter of 2019, due to changes in the Company’s reporting structure and the achievement of key milestones in the continued integration of the Company’s operations and technology platform, management changed the way it monitors the business and concluded that the Company operates with a single reporting unit.
As a result of the change in reporting units, in the second quarter of 2019, the Company evaluated its goodwill for impairment immediately prior and subsequent to the change in reporting units. The evaluation utilized a qualitative assessment of its Bigstock, Images and Music reporting units to determine whether a quantitative assessment was necessary and determined

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

there were no indicators of potential impairment. For its Editorial reporting unit, which represented approximately $12.9 million of the goodwill balance at the assessment date, management performed a quantitative goodwill impairment assessment which included a discounted cash flow analysis and incorporated various estimates and assumptions. The most significant of these assumptions were projected revenue growth rates, future royalty rates, a discount rate of 14.5% and a terminal growth rate of 3%. These estimates were based on the Company’s historical experience and projections of future activity, factoring in customer demand and a cost structure necessary to achieve related revenue.
Management concluded that, at the time of the change in reporting units, no adjustment to the carrying value of the goodwill balance was necessary, and the aggregate goodwill for the legacy reporting units was assigned to the single content business reporting unit.
The following table summarizes the changes in the Company’s goodwill balance by reportable and non-reportable segments for the year ended December 31, 2019 (in thousands):

Goodwill
Balance as of December 31, 2018	$88,576
Foreign currency translation adjustment	398
Balance as of December 31, 2019	$88,974

The Company performed its annual goodwill assessment as of October 1, 2019 and concluded that the fair value of its reporting unit was greater than its carrying amount, and therefore, no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment of its content business reporting unit to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment.
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

Intangible Assets
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019				As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,729	$(9,294)	$8,435	9	$17,360	$(7,135)	$10,225
Trade name	6,517	(5,941)	576	7	6,372	(3,719)	2,653
Developed technology	4,841	(4,226)	615	4	4,940	(3,712)	1,228
Contributor content	23,510	(6,626)	16,884	10	19,912	(4,653)	15,259
Patents	259	(100)	159	18	259	(84)	175
Total	$52,856	$(26,187)	$26,669		$48,843	$(19,303)	$29,540

Amortization expense related to the intangible assets was $7.0 million, $5.5 million and $6.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Of these amounts, $2.3 million, $1.7 million and $1.6 million are included in cost of revenue for the years ended December 31, 2019, 2018 and 2017, respectively, and $4.7 million, $3.8 million and $4.7 million are included in general and administrative expense for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $5.5 million in 2020, $4.7 million in 2021, $4.4 million in 2022, $3.5 million in 2023, $3.3 million in 2024 and $5.3 million thereafter.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Compensation	$20,776	$15,153
Non-income taxes	10,420	7,885
Royalty tax withholdings	1,315	5,618
Other expenses	21,353	22,729
Total accrued expenses	$53,864	$51,385

(8) Stockholders’ Equity
Dividends
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
On February 11, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on March 19, 2020 to stockholders of record at the close of business on March 5, 2020. The Company currently expects to continue to pay comparable cash dividends on a quarterly basis in the future. Future declaration of dividends are subject to the final determination of the Board of Directors, and will be based on the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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
The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2019, the Company has not issued and has no plans to issue any shares of preferred stock.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to purchase an additional $100 million of its common stock. As of December 31, 2019, the Company has repurchased approximately 2,558,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $39.09. As of December 31, 2019, there is $100 million of remaining authorization for purchases under the share repurchase program. During 2019, the Company did not repurchase any shares under the share repurchase program.
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

(9) Revenue
The Company distributes its content offerings through two primary channels:
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
Enterprise: The Company also has a base of customers with unique content, licensing and workflow needs. These customers benefit from communication with dedicated sales professionals, service and research teams which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on the e-commerce platform.
In addition to the Company’s content offerings, the Company has historically generated revenue through other channels:
Other: The Company’s Other sales channel previously included revenue from Webdam’s digital asset management offerings which provided tools to help organizations manage, search, distribute and collaborate on creative and other brand-building activities. Effective February 26, 2018, the Company completed the Sale of Webdam. See Note 4 for further information on the Sale of Webdam.

The following table summarizes the Company’s revenue by distribution channel for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
E-commerce	$392,241	$365,730	$332,376
Enterprise	258,282	254,809	208,713
Other (1)	—	2,711	16,022
Total Revenues (2)	$650,523	$623,250	$557,111
(1)As previously discussed in Note 4, on February 26, 2018, the Company completed the Sale of Webdam. 2018 amounts include revenue earned during the period from January 1, 2018 through February 26, 2018.
(2)As previously discussed in Note 1, the Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. Historical revenue amounts reflect those previously reported and have not been restated.
The December 31, 2019 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $136.2 million of total revenue recognized for the year ended December 31, 2019 was reflected in deferred revenue as of January 1, 2019.

(10) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under the 2012 Plan based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$220	$523	$795
Sales and marketing	1,934	2,218	4,452
Product development	4,737	5,815	6,162
General and administrative	15,924	15,313	13,549
Total	$22,815	$23,869	$24,958

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options	$5,721	$6,009	$6,364
Restricted stock units	17,094	17,860	18,594
Total	$22,815	$23,869	$24,958

2012 Omnibus Equity Incentive Plan
On October 10, 2012, the Company’s 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan was initially 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s Board of Directors. Any awards issued under the 2012 Plan that are forfeited by the participant will become available for future grant under the 2012 Plan. The number of shares of common stock available under the 2012 Plan was automatically increased by approximately 1,052,000 and 1,041,000 shares on January 1, 2019 and 2018, respectively, pursuant to the automatic increase provisions of the 2012 Plan.
Stock Option Awards
The following is a summary of stock option awards and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2018	1,128,564	$54.46
Options granted	83,102	39.07
Options exercised	(172,937)	31.03
Options canceled or expired	(49,244)	50.51
Options outstanding at December 31, 2019	989,485	$57.45

Options exercisable at December 31, 2019	293,063	$34.37

Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	As of December 31,
	2019	2018
Stock options outstanding	$4,000	$2,500
Stock options exercisable	3,000	1,800
Stock options vested and expected to vest	$4,000	$2,500

The intrinsic value of stock options exercised for the years ended December 31, 2019, 2018 and 2017 was approximately $1.1 million, $2.0 million and $1.6 million, respectively.

The following weighted average assumptions were used in the fair value calculation for the years ended December 31, 2019, 2018 and 2017:

	Year Ended Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.3	6.3	6.2
Volatility	45.4%	47.8%	50.0%
Risk-free interest rate	1.83%	2.625%	2.15%
Dividend yield	—	—	—
Valuation Data:
Weighted average fair value per share granted	$18.05	$23.64	$24.19

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
As of December 31, 2019, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $3.0 million, which is expected to be recognized through fiscal year 2023.
Restricted Stock Units Awards (including PRSUs)
On March 26, 2019, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company approved a PRSU under the 2012 Plan. On April 1, 2019, the Company awarded approximately 202,000 PRSUs, each with a grant date fair value of $46.69 and corresponding to one target share, to certain of the Company’s officers. The number of shares that may eventually vest will be between 0% and 150% of a recipient’s target shares, depending on both the recipient’s continued service with the Company and the extent to which performance goals will have been achieved.
The following table presents a summary of the Company’s RSUs activity (including PRSUs) for the year ended December 31, 2019:

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2018	1,063,325	$44.23
Units granted	864,990	44.72
Units vested	(427,743)	42.27
Units canceled or forfeited	(386,893)	45.17
Non-vested balance at December 31, 2019	1,113,679	$45.03

Non-vested and deferred balance at December 31, 2019	1,143,088	$45.23

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
As of December 31, 2019, the total unrecognized compensation charge related to the restricted stock units is approximately $26.1 million, which is expected to be recognized through fiscal 2022.

(11) Other Income / (Expense), net
The following table presents a summary of the Company’s other income / (expense) activity included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Foreign currency gain / (loss)	$540	$(1,807)	$2,841
Impairment of a long-term investment asset	—	(5,881)	—
Interest income	4,221	2,736	891
Other income / (expense), net	$4,761	$(4,952)	$3,732

(12) Income Taxes
The Company’s geographical breakdown of its income / (loss) before income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$25,549	$68,596	$24,558
Foreign	(633)	(2,483)	5,523
Income before income taxes	$24,916	$66,113	$30,081

The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current provision (benefit):
Federal	$2,824	$7,670	$(4,813)
State and local	1,127	4,800	112
Foreign	2,882	5,226	5,564
Deferred provision (benefit):
Federal	(2,337)	(2,901)	14,578
State and local	(52)	(164)	523
Foreign	364	(3,205)	(2,610)
Provision for income taxes	$4,808	$11,426	$13,354

The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. income tax at federal statutory rate	21.0%	21.0%	35.0%
Tax credits	(12.6)	(5.4)	(4.0)
State and local taxes, net of federal benefit	1.7	1.9	2.1
Equity-based compensation	2.0	(0.4)	1.9
Foreign rate differential	0.3	0.5	(2.3)
Foreign-derived intangible income deduction	(12.0)	(3.7)	—
Uncertain tax positions	12.4	3.6	5.2
Valuation allowance	3.9	—	—
Transition tax related to TCJA	—	(0.3)	2.6
U.S. Federal rate change related to TCJA	—	—	12.4
Domestic production activities deduction	—	—	(9.8)
Non-deductible—other	2.6	0.1	1.3
Total provision for income taxes	19.3%	17.3%	44.4%

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
The tax effect of the Company’s temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Non-cash equity-based compensation	$9,806	$9,383
Intangible amortization	2,252	3,252
Non-income tax accruals	2,647	3,087
Lease liabilities	12,645	—
Deferred rent	—	2,537
Other liabilities	6,508	6,523
Gross deferred tax assets	33,858	24,782
Valuation allowance	(965)	—
Net deferred tax assets	32,893	24,782
Deferred tax liabilities:
Right-of-use assets	(10,125)	—
Depreciation and amortization	(8,381)	(12,484)
Net deferred tax assets	$14,387	$12,298

The non-cash equity-based compensation for the Company includes a deferred tax asset of $5.9 million associated with the performance-based grant of stock options and restricted stock units to the Company’s Chief Executive Officer. In addition, the $1.0 million valuation allowance relates to certain foreign net operating loss carryforwards, where the Company has determined that there is sufficient uncertainty regarding the future realization of these net operating losses.

The following table summarizes changes to the Company’s unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance of unrecognized tax benefits at January 1	$5,846	$2,966	$1,455
Gross additions for tax positions for prior years	173	332	1,412
Gross additions for tax positions for current year	3,842	3,476	273
Gross expirations	(912)	(928)	(174)
Balance of unrecognized tax benefits at December 31	$8,949	$5,846	$2,966

The total amount of gross unrecognized tax benefits as of December 31, 2019, was $8.5 million, which, if recognized, would impact the Company’s effective tax rate in future periods. The liability for unrecognized tax benefits is included in other non-current liabilities on the Consolidated Balance Sheets.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. Interest and penalties included in the Company’s provision for income taxes were not material in all the periods presented.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service for tax year 2017, the German Tax Office for years 2013 - 2015, New York City for years 2015 - 2017 and Illinois for years 2015 and 2016. The Company is no longer subject to U.S. federal tax examinations for years before 2016, or state and local tax examinations by tax authorities for years before 2014. The Company anticipates that the total unrecognized tax benefits to reverse in the next fiscal year will not be material.
As of December 31, 2019, the Company has $13.7 million in tax net operating loss carryforwards in foreign tax jurisdictions which are available to reduce future income taxes and the majority of this amount relates to jurisdictions with an indefinite carryforward period.
As of December 31, 2019, the Company had approximately $12.4 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. An estimate of the associated unrecognized deferred tax liability related to these undistributed earnings is not material.

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
The following table sets forth the computation of basic and diluted net income per share for fiscal years 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$20,108	$54,687	$16,727
Shares used to compute basic net income per share	35,285	34,935	34,627
Dilutive potential common shares:
Stock options and employee stock purchase plan shares	83	117	388
Unvested restricted stock awards	213	368	276
Shares used to compute diluted net income per share	35,581	35,420	35,291
Basic net income per share	$0.57	$1.57	$0.48
Diluted net income per share	$0.57	$1.54	$0.47

Potentially dilutive shares included in the calculation	917	1,285	1,384
Anti-dilutive shares excluded from the calculation	1,202	1,020	1,325

(14) Segment and Geographic Information
Segment Financial Information
The following table summarizes segment information for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Content Segment	Other and Corporate	Consolidated
December 31, 2019
Revenue	$650,523	$—	$650,523
Operating Expenses(2)	517,122	113,246	630,368
Income from Operations	133,401	(113,246)	20,155
December 31, 2018
Revenue	620,539	2,711	623,250
Operating Expenses(2)	490,985	99,813	590,798
Income from Operations	129,554	(97,102)	32,452
December 31, 2017
Revenue (1)	541,088	16,023	557,111
Operating Expenses(2)	417,507	113,255	530,762
Income from Operations	$123,581	$(97,232)	$26,349

(1)	Effective January 1, 2018 the Company adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

(2)
Other and corporate operating expenses include unallocated corporate expenses of approximately $113.2 million, $97.8 million and $96.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Unallocated corporate expenses primarily relate to shared operational support functions and general and administrative functions of human resources, legal, finance and information technology.

Asset information on a segment basis is not disclosed as this information is not separately identified or internally reported to the Company’s CODM.

Geographic Financial Information
The following represents the Company’s geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2019	2018	2017
North America	$228,185	$230,890	$218,865
Europe	217,397	207,634	181,693
Rest of the world	204,941	184,726	156,553
Total revenue	$650,523	$623,250	$557,111

Included in North America is the United States which comprises approximately 32% of total revenue for the year ended December 31, 2019, and 34% of total revenue for the years ended December 31, 2018 and 2017. Included in Europe is the United Kingdom which accounts for approximately 8% of total revenue for the year ended December 31, 2019. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2019	2018
North America	$51,954	$71,758
Europe	6,541	4,371
Rest of world	339	59
Total long-lived tangible assets	$58,834	$76,188

Included in North America is the United States, which comprises 79% and 88% of total long-lived tangible assets as of December 31, 2019 and 2018, respectively.

(15) Leasing
The Company’s leases relate primarily to office facilities that expire on various dates from 2019 through 2029, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating lease costs, including insignificant costs related to short-term leases were $11.1 million, $9.2 million and $8.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company made cash payments for operating leases of $10.1 million for the year ended December 31, 2019, which were included in cash flows from operating activities within the Consolidated Statements of Cash Flows. In addition, for the year ended December 31, 2019, the Company also recorded right-of-use assets of $5.9 million obtained in exchange for lease obligations. The Company’s operating leases have a weighted average remaining lease term of 8.25 years and a weighted average discount rate of 6.2%.
Balance sheet information for the Company’s leases as of December 31, 2019, is as follows:

December 31,
(in thousands)	2019
Right-of-use assets	$45,453

Lease liabilities, current	$9,573
Lease liabilities, non-current	47,313
Total lease liabilities	$56,886

Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its lease liabilities at December 31, 2019 are as follows (in thousands):

Reconciliation of future undiscounted lease payments to lease liabilities	Lease Commitments
Year ending December 31,
2020	10,013
2021	9,141
2022	8,032
2023	6,558
2024	6,845
Thereafter	33,368
Total undiscounted lease payments	73,957
Less: imputed interest	(17,071)
Total lease liabilities	$56,886

The Company’s most significant lease is for its headquarters in New York City, which was entered into in March 2013 and was amended in January 2016 (“ESB Lease”). As amended, the ESB Lease will expire in 2029, and the undiscounted remaining future minimum lease payments are approximately $62.0 million. The Company is also party to a $2.6 million letter of credit, as a security deposit for the ESB Lease, which is collateralized by an equivalent amount of cash, and is reported as restricted cash within other assets on the Consolidated Balance Sheets as of December 31, 2019 and 2018.
Fiscal year 2018 lease commitments in accordance with prior guidance
Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$9,913
2020	8,762
2021	7,493
2022	6,829
2023	6,082
Thereafter	39,481
Total minimum lease payments	$78,560

(16) Commitments and Contingencies
Other Non-Lease Obligations
As of December 31, 2019, the Company’s other unconditional cash obligations, consisting primarily of unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, are as follows:

Year Ending December 31,	Other Obligations
2020	$35,757
2021	15,438
2022	4,042
2023	—
2024	—
Thereafter	—
Total non-lease unconditional obligations	$55,237

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
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2019, the Company has recorded no liabilities related to indemnification for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

(17) Unaudited Quarterly Financial Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2019. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented.

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018

	(in thousands, except per share data)
Revenue(1) (2)	$166,371	$159,079	$161,741	$163,332	$162,072	$151,575	$156,584	$153,019
Operating expenses(3):
Cost of revenue	71,797	68,635	68,526	69,218	68,829	66,461	67,891	64,490
Sales & marketing	47,182	45,614	44,488	44,446	43,034	41,028	42,018	40,368
Product development	15,103	13,533	13,594	14,986	11,689	14,032	16,728	16,448
General and administrative	26,486	28,114	32,063	26,583	22,881	23,355	24,322	27,224
Total operating expenses	160,568	155,896	158,671	155,233	146,433	144,876	150,959	148,530
Income from operations	5,803	3,183	3,070	8,099	15,639	6,699	5,625	4,489
Gain on Sale of Webdam	—	—	—	—	—	—	—	38,613
Other income / (expense), net(4)	2,816	465	584	896	1,048	217	(7,019)	802
Income / (Loss) before income taxes	8,619	3,648	3,654	8,995	16,687	6,916	(1,394)	43,904
Provision / (Benefit) for income tax(5)	4,266	(1,286)	355	1,473	1,774	(531)	(1,140)	11,323
Net income	$4,353	$4,934	$3,299	$7,522	$14,913	$7,447	$(254)	$32,581
Net income per common share:
Basic	$0.12	$0.14	$0.09	$0.21	$0.43	$0.21	$(0.01)	$0.94
Diluted	$0.12	$0.14	$0.09	$0.21	$0.42	$0.21	$(0.01)	$0.92
Weighted average common shares outstanding:
Basic	35,478	35,309	35,232	35,114	35,047	34,991	34,913	34,784
Diluted	35,786	35,541	35,504	35,491	35,421	35,570	34,913	35,318
____________________________________________________________________________

(1)
The Company has recorded certain immaterial adjustments to its unaudited consolidated financial statements for the correction of errors related to prior periods, as follows: (i) During the third quarter of 2018, to decrease enterprise revenue by approximately $0.8 million; and (ii) During the second quarter of 2018 to increase enterprise revenue by approximately $0.4 million and to increase general and administrative expense by approximately $0.8 million. The Company has concluded that the impact of the adjustments recorded during 2018 but related to prior years is not material to the results of operations or financial position for the periods in which these adjustments were recorded nor any prior period financial statements.

(2)	Effective January 1, 2018 the Company adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.

(3)	Includes non-cash equity-based compensation of $22,815 and $23,869 for the years ended December 31, 2019 and 2018, respectively.

(4)
Includes charges related to the impairment of a long-term investment asset; transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries’ functional currencies; and interest income and expense, which is not material in any period presented.

(5)
Included in the provision for income taxes for the three months ended December 31, 2017 is approximately $3.7 million of non-cash charges related to a remeasurement of deferred tax assets related to the change in U.S. tax rates from 35% to 21% and approximately 0.8 million of cash charges related to a one-time U.S. cash tax for unrepatriated foreign earnings related to the TCJA.

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1	§**	Description of the Registrant’s Securities
10.1	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3	June 29, 2012
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.5(d)	§**	Amendment to Employment Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.
10.5(e)	§**	Amendment to Severance and Change in Control Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.
10.6(a)	§	Employment Agreement by and between Shutterstock, Inc. and Steven Berns dated August 5, 2015.	8-K	001-35669	10.1	August 6, 2015
10.6(b)	§	Amendment to Employment Agreement by and between Shutterstock, Inc. and Steven Berns, effective March 1, 2017.	10-K	001-35669	10.1	February 27, 2017
10.6(c)	§	Separation Agreement and General Release, dated June 22, 2019, between Shutterstock, Inc. and Steven Berns	8-K	001-35669	10.1	July 3, 2019
10.7		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.8		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.9		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.10		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.11	§	Shutterstock, Inc. Director Compensation Policy	10-K	001-35669	10.1	February 26, 2019
10.12	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.13	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.14	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.15	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.16	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016
10.17	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.19	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	8-K	001-35669	10.1	March 27, 2019

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20(a)	§	Employment Agreement, dated August 5, 2019, by and between the Company and Steven Ciardiello	8-K	001-35669	10.1	August 6, 2019
10.20(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Steven Ciardiello	10-Q	001-35669	10.4	November 5, 2019
10.21	§	Employment Agreement, dated December 7, 2016 between the Company and Martin Brodbeck	10-Q	001-35669	10.1	April 26, 2018
10.22	§	Amended and Restated Employment Agreement, dated November 5, 2019, by and between the Company and Lisa Nadler	10-Q	001-35669	10.2	November 5, 2019
10.23	§	Amended and Restated Employment Agreement, dated November 5, 2019, by and between the Company and Louis Weiss	10-Q	001-35669	10.3	November 5, 2019
10.24(a)	§	Employment Agreement, dated March 13, 2019, by and between the Company and Stan Pavlovsky	10-Q	001-35669	10.1	April 25, 2019
10.24(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Stan Pavlovsky	10-Q	001-35669	10.1	November 5, 2019
10.24(c)	§**	Second Amendment to Employment Agreement, dated February 11, 2020, by and between Stan Pavlovsky and Shutterstock, Inc.
10.25	§	Employment Agreement, dated November 7, 2019, by and between the Company and Jarrod Yahes	8-K	001-35669	10.1	November 18, 2019
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

SHUTTERSTOCK, INC.
Dated: February 13, 2020	By:	/s/ JONATHAN ORINGER
Jonathan Oringer Chairman of the Board and Chief Executive Officer
Each person whose individual signature appears below hereby authorizes and appoints Jonathan Oringer, Jarrod Yahes and Heidi Garfield, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JONATHAN ORINGER	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2020
Jonathan Oringer
/s/ JARROD YAHES	Chief Financial Officer (Principal Financial Officer)	February 13, 2020
Jarrod Yahes
/s/ STEVEN CIARDIELLO	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2020
Steven Ciardiello
/s/ RACHNA BHASIN	Director	February 13, 2020
Rachna Bhasin
/s/ DEIRDRE M. BIGLEY	Director	February 13, 2020
Deirdre M. Bigley
/s/ JEFF EPSTEIN	Director	February 13, 2020
Jeff Epstein
/s/ THOMAS R. EVANS	Director	February 13, 2020
Thomas R. Evans
/s/ PAUL J. HENNESSY	Director	February 13, 2020
Paul J. Hennessy