Form 10-Q
period 2020-03-31
Shutterstock, Inc.
filed 2020-04-28
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of April 24, 2020, 35,631,028 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2020

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition, future dividends, new or planned features, products or services, management strategies and the COVID-19 pandemic. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. However, not all forward-looking statements contain these words. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 13, 2020, under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our consolidated financial statements, related notes, and the other information appearing elsewhere in such Annual Report, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$295,711	$303,261
Accounts receivable, net of allowance of $4,553 and $3,579	45,216	47,016
Prepaid expenses and other current assets	28,769	26,703
Total current assets	369,696	376,980
Property and equipment, net	56,896	58,834
Right-of-use assets	43,430	45,453
Intangible assets, net	25,499	26,669
Goodwill	88,144	88,974
Deferred tax assets, net	14,803	14,387
Other assets	16,497	19,215
Total assets	$614,965	$630,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,125	$6,104
Accrued expenses	53,294	53,864
Contributor royalties payable	25,637	25,193
Deferred revenue	138,883	141,922
Other current liabilities	10,367	18,811
Total current liabilities	232,306	245,894
Lease liabilities	45,522	47,313
Other non-current liabilities	9,410	9,160
Total liabilities	287,238	302,367
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 38,119 and 38,055 shares issued and 35,561 and 35,497 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	381	381
Treasury stock, at cost; 2,558 shares as of March 31, 2020 and December 31, 2019	(100,027)	(100,027)
Additional paid-in capital	316,823	312,824
Accumulated comprehensive loss	(8,668)	(6,220)
Retained earnings	119,218	121,187
Total stockholders’ equity	327,727	328,145
Total liabilities and stockholders’ equity	$614,965	$630,512
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$161,285	$163,332

Operating expenses:
Cost of revenue	69,123	69,218
Sales and marketing	42,660	44,446
Product development	13,069	14,986
General and administrative	30,652	26,583
Total operating expenses	155,504	155,233
Income from operations	5,781	8,099
Other income, net	513	896
Income before income taxes	6,294	8,995
Provision for income taxes	1,976	1,473
Net income	$4,318	$7,522

Earnings per share:
Basic	$0.12	$0.21
Diluted	$0.12	$0.21

Weighted average shares outstanding:
Basic	35,521	35,114
Diluted	35,882	35,491
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net income	$4,318	$7,522
Foreign currency translation (loss) / gain	(2,448)	45
Other comprehensive (loss) / gain	(2,448)	45
Comprehensive income	$1,870	$7,567

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended March 31, 2020	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$121,187	$328,145
Cumulative effect of accounting change (Note 1)	—	—	—	—	—	—	(247)	(247)
Balance at January 1, 2020	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$120,940	$327,898
Equity-based compensation	—	—	—	—	5,760	—	—	5,760
Issuance of common stock in connection with employee stock option exercises and RSU vesting	109	1	—	—	(1)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(45)	(1)	—	—	(1,760)	—	—	(1,761)
Cash dividends paid, $0.17 per common share	—	—	—	—	—	—	(6,040)	(6,040)
Other comprehensive loss	—	—	—	—	—	(2,448)	—	(2,448)
Net income	—	—	—	—	—	—	4,318	4,318
Balance at March 31, 2020	38,119	$381	2,558	$(100,027)	$316,823	$(8,668)	$119,218	$327,727

Three Months Ended March 31, 2019
Balance at December 31, 2018	37,618	$376	2,558	$(100,027)	$291,710	$(6,471)	$101,079	$286,667
Equity-based compensation	—	—	—	—	4,624	—	—	4,624
Issuance of common stock in connection with employee stock option exercises and RSU vesting	229	3	—	—	214	—	—	217
Common shares withheld for settlement of taxes in connection with equity-based compensation	(88)	(1)	—	—	(4,090)	—	—	(4,091)
Other comprehensive income	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	7,522	7,522
Balance at March 31, 2019	37,759	$378	2,558	$(100,027)	$292,458	$(6,426)	$108,601	$294,984
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,318	$7,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,519	11,916
Deferred taxes	(386)	699
Non-cash equity-based compensation	5,760	4,624
Bad debt expense	658	(632)
Changes in operating assets and liabilities:
Accounts receivable	673	(3,812)
Prepaid expenses and other current and non-current assets	(2,207)	(2,782)
Accounts payable and other current and non-current liabilities	(2,286)	1,994
Long-term incentives related to acquisitions	(7,759)	—
Contributor royalties payable	551	2,138
Deferred revenue	(2,982)	(1,958)
Net cash provided by operating activities	$6,859	$19,709

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,719)	(7,253)
Proceeds from sale of Webdam, net	—	2,500
Acquisition of content	(723)	(545)
Security deposit release	31	—
Net cash used in investing activities	$(8,411)	$(5,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	214
Cash paid related to settlement of employee taxes related to RSU vesting	(1,761)	(4,090)
Payment of cash dividend	(6,040)	—
Net cash used in financing activities	$(7,801)	$(3,876)

Effect of foreign exchange rate changes on cash	(810)	(1,246)
Net increase in cash, cash equivalents and restricted cash	(10,163)	9,289

Cash, cash equivalents and restricted cash, beginning of period	305,874	233,465
Cash, cash equivalents and restricted cash, end of period	$295,711	$242,754

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$494	$305
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
Shutterstock (the “Company” or “Shutterstock”) is a global technology company offering a creative platform, which provides high-quality content, tools and services to creative professionals. The content licensed by the Company’s customers includes:
•Images - consisting of photographs, vectors and illustrations. Images are typically used in visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and other similar uses.
•Footage - consisting of video clips, premium footage filmed by industry experts and cinema grade video effects, available in HD and 4K formats. Footage is often integrated into websites, social media, marketing campaigns and cinematic productions.
•Music - consisting of high-quality music tracks and sound effects, which are often used to complement images and footage.
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
The interim Consolidated Balance Sheet as of March 31, 2020, and the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for the three months ended March 31, 2020 and 2019, are unaudited. The Consolidated Balance Sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of March 31, 2020, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2020 and 2019. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 13, 2020. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash and cash equivalents and restricted cash balances as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020	As of December 31, 2019
Cash and cash equivalents	$295,711	$303,261
Restricted cash	—	2,613
Total cash, cash equivalents and restricted cash	$295,711	$305,874
The Company’s cash and cash equivalents consist of cash on hand and bank deposits. These assets are stated at cost, which approximates fair value.
As of March 31, 2020, the Company was no longer required to provide cash collateral for its letter of credit for its New York City headquarters, and, accordingly, these funds are no longer restricted.
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
Historically, the Company used an incurred loss model to calculate its allowance for doubtful accounts. Upon the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”) on January 1, 2020, the Company shifted to a current expected credit loss model.
During the three months ended March 31, 2020, the Company recorded bad debt expense of $0.7 million. As of March 31, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was approximately $4.6 million and $3.6 million, respectively, which are included as a reduction of accounts receivable on the Consolidated Balance Sheets.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2020 and December 31, 2019, the Company’s combined allowance for chargebacks and sales refunds was $0.3 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
The Company recognizes revenue upon the satisfaction of performance obligations, which generally occurs when content is downloaded by a customer. The Company recognizes revenue on both its subscription-based and transaction-based sales when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognizes the revenue associated with the unused licenses throughout the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. The Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
Recently Adopted Accounting Standard Updates
In June 2016, the FASB issued ASU 2016-13, which as amended, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Adoption of this guidance is required, prospectively, for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company adopted ASU 2016-13, as amended, effective January 1, 2020 using the modified retrospective method and recorded a cumulative-effect adjustment of $0.2 million, net of tax, in retained earnings as of January 1, 2020.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13, effective January 1, 2020. The impact of adoption of this standard on the consolidated financial statements, including accounting policies, processes and systems, was not material.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting For Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. Adoption of this guidance is required for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. Entities are permitted to choose to adopt the new guidance (1) prospectively for eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company adopted ASU 2018-15 on a prospective basis, effective January 1, 2020. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
Recently Issued Accounting Standard Updates
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU-2019-12”). ASU 2019-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We are currently in the process of evaluating the effect that ASU 2019-12 will have on the Company's Consolidated Financial Statements.

(2) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of March 31, 2020 or December 31, 2019.
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
Notes to Consolidated Financial Statements
(unaudited)

Other Long-term Investments
Investment in ZCool Technologies Limited (“ZCool”)
On January 4, 2018, the Company invested $15.0 million in convertible preferred shares issued by ZCool (the “Preferred Shares”), which is equivalent to a 25% fully diluted equity ownership interest. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. ZCool and its affiliates have been the exclusive distributor of Shutterstock creative content in China since 2014.
ZCool is a variable interest entity that is not consolidated because the Company is not the primary beneficiary. The Preferred Shares are not deemed to be in-substance common stock and are accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Preferred Shares are reported at cost, adjusted for impairments or any observable price changes in orderly transactions for identical or similar investments issued by ZCool.
On a quarterly basis, the Company evaluates the carrying value of the Preferred Shares for impairment, which includes an assessment of ZCool’s revenue growth, earnings performance, working capital and the general regional market conditions. As of March 31, 2020, no adjustments to the carrying value were identified as a result of this assessment. Changes in performance negatively impacting ZCool’s operating results and cash flows could result in the Company recording an impairment charge on the Preferred Shares in future periods.
As of March 31, 2020 and December 31, 2019, the Company’s total investment in ZCool is $15.0 million, which is reported within other assets on the Consolidated Balance Sheets.

(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2020	As of December 31, 2019
Computer equipment and software	$172,931	$165,950
Furniture and fixtures	10,206	10,199
Leasehold improvements	19,260	19,203
Property and equipment	202,397	195,352
Less accumulated depreciation	(145,501)	(136,518)
Property and equipment, net	$56,896	$58,834
Depreciation and amortization expense related to property and equipment was $9.3 million and $10.6 million for the three months ended March 31, 2020 and 2019, respectively. Of these amounts, $8.2 million and $9.3 million are included in cost of revenue for the three months ended March 31, 2020 and 2019, respectively, and $1.1 million and $1.3 million are included in general and administrative expense for the three months ended March 31, 2020 and 2019, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $6.6 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $7.2 million and $7.3 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset.
As of March 31, 2020 and December 31, 2019, the Company had capitalized internal-use software of $41.2 million and $41.8 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(4) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the three months ended March 31, 2020.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the three months ended March 31, 2020 (in thousands):

Goodwill
Balance as of December 31, 2019	$88,974
Foreign currency translation adjustment	(830)
Balance as of March 31, 2020	$88,144

Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$16,960	$(9,290)	9	$17,729	$(9,294)
Trade name	6,229	(5,712)	7	6,517	(5,941)
Developed technology	4,673	(4,214)	4	4,841	(4,226)
Contributor content	23,905	(7,207)	10	23,510	(6,626)
Patents	259	(104)	18	259	(100)
Total	$52,026	$(26,527)		$52,856	$(26,187)
Amortization expense was $1.2 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. Of these amounts, $0.6 million and $0.5 million are included in cost of revenue for the three months ended March 31, 2020 and 2019, respectively, and $0.6 million and $0.8 million are included in general and administrative expense for the three months ended March 31, 2020 and 2019, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $4.2 million for the remaining nine months of 2020, $4.8 million in 2021, $4.5 million in 2022, $3.8 million in 2023, $3.2 million in 2024, $1.9 million in 2025 and $3.1 million thereafter.

(5) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Compensation	$17,300	$20,776
Non-income taxes	15,728	15,332
Website hosting and marketing fees	11,308	8,657
Other expenses	8,958	9,099
Total accrued expenses	$53,294	$53,864

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
During the three months ended March 31, 2020 and 2019, the Company issued approximately 64,000 and 141,000 shares of common stock, respectively, primarily related to the exercise of stock options and the vesting of Restricted Stock Units (“RSUs”).
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock. During the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares of its common stock under the share repurchase program. As of March 31, 2020, the Company had $100 million of remaining authorization for purchases under the share repurchase program.
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
Dividends
The Company declared and paid cash dividends of $0.17 per share of common stock, or $6.0 million during the three months ended March 31, 2020.
On April 20, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on June 18, 2020 to stockholders of record at the close of business on June 4, 2020. Future declaration of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all equity-based payment awards, including employee stock options and RSUs granted under the Company’s Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), based on the fair value of each award on the grant date.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$51	$85
Sales and marketing	460	582
Product development	1,125	1,175
General and administrative	4,124	2,782
Total	$5,760	$4,624
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$1,316	$891
RSUs	4,444	3,733
Total	$5,760	$4,624
Stock Option Awards
During the three months ended March 31, 2020, the Company granted 53,022 options to purchase shares of its common stock with a weighted average exercise price of $42.96. As of March 31, 2020, there were approximately 358,000 options vested and exercisable with a weighted average exercise price of $34.10. As of March 31, 2020, the total unrecognized compensation charge related to non-vested options was approximately $2.7 million, which is expected to be recognized through 2023.
Restricted Stock Unit Awards
During the three months ended March 31, 2020, the Company had RSU grants, net of forfeitures, of approximately 36,000. As of March 31, 2020, there are approximately 1,040,000 non-vested RSUs (including performance-based restricted stock units, or PRSUs) outstanding with a weighted average grant-date fair value of $44.96. As of March 31, 2020, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $23.2 million, which is expected to be recognized through 2023.
During the three months ended March 31, 2020, shares of common stock with an aggregate value of $1.8 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
On April 1, 2020, the Company granted approximately 412,000 RSUs with a grant date fair value of $12.2 million.

(7) Revenue
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on the e-commerce platform.
The Company’s revenues by distribution channel for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
E-commerce	$99,736	$98,113
Enterprise	61,549	65,219
Total Revenues	$161,285	$163,332
The March 31, 2020 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $59.1 million of total revenue recognized for the three months ended March 31, 2020 was reflected in deferred revenue as of December 31, 2019.

(8) Other Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Foreign currency loss	$(598)	$(161)
Interest income	1,111	1,057
Total other income	$513	$896

(9) Income Taxes
The Company’s effective tax rates yielded a net expense of 31.4% and 16.4% for the three months ended March 31, 2020 and 2019, respectively.  During the three months ended March 31, 2020, the effective tax rate increased by 6.9% as a result of a loss jurisdiction with no tax benefit. Discrete items further increased the effective tax rate by 3.0%. During the three months ended March 31, 2019, the impact of discrete items decreased the effective tax rate by 1.2%.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding a loss jurisdiction with no tax benefit and the application of discrete items, if any, in the applicable period.
During the three months ended March 31, 2020 and 2019, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three months ended March 31, 2020 and 2019.
During the three months ended March 31, 2020 and 2019, the Company paid net cash taxes of $0.5 million and $0.3 million, respectively.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(10) Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$4,318	$7,522
Shares used to compute basic net income per share	35,521	35,114
Dilutive potential common shares
Stock options	67	105
Unvested restricted stock awards	294	272
Shares used to compute diluted net income per share	35,882	35,491
Basic net income per share	$0.12	$0.21
Diluted net income per share	$0.12	$0.21

Dilutive shares included in the calculation	856	979
Anti-dilutive shares excluded from the calculation	1,144	1,135

(11) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2020	2019
North America	$57,018	$57,514
Europe	53,796	55,485
Rest of the world	50,471	50,333
Total revenue	$161,285	$163,332
 The United States, included in North America in the above table, accounted for 32% and 32% of consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of March 31,	As of December 31,
	2020	2019
North America	$50,126	$51,954
Europe	6,438	6,541
Rest of the world	332	339
Total long-lived tangible assets	$56,896	$58,834
The United States, included in North America in the above table, accounted for 78% and 79% of total long-lived tangible assets as of March 31, 2020 and December 31, 2019, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(12) Commitments and Contingencies
As of March 31, 2020, the Company had total other non-lease obligations in the amount of approximately $41.3 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2020, the Company’s other non-lease obligations for the remainder of 2020 and for the years ending December 31, 2021 and 2022 were approximately $20.5 million, $16.4 million and $4.4 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of March 31, 2020, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our interim consolidated unaudited financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 13, 2020.
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosures contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and this Quarterly Report on Form 10-Q for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
For a discussion as to how COVID-19 has affected our business, see “COVID-19 Update” below.
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
The content licensed by our customers include:
•Images - consisting of photographs, vectors and illustrations. Images are typically used in visual communications, such as websites, digital and print marketing materials, corporate communications, books, publications and other similar uses.
•Footage - consisting of video clips, premium footage filmed by industry experts and cinema grade video effects, available in HD and 4K formats. Footage is often integrated into websites, social media, marketing campaigns and cinematic productions.
•Music - consisting of high-quality music tracks and sound effects, which are often used to complement images and footage.
Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. For customers seeking specialized content that goes beyond our library of stock content, our platform also connects customers with contributors who can produce custom branded content. Over 1.9 million active, paying customers contributed to our revenue for the twelve-month period ended March 31, 2020. As of March 31, 2020, more than 1.2 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 330 million images and more than 18 million footage clips. This makes our collection of content one of the largest of its kind, and we delivered more than 46 million paid downloads to our customers across all of our brands during the three months ended March 31, 2020.
During the three months ended March 31, 2020, the Company had the following significant events:
•In January 2020, we launched our ninth annual Creative Trends Report, identifying global and local trends that will influence design aesthetics and visual culture in 2020. This data-led report predicts image, video and music styles set to dominate marketing campaigns, advertising creative and video projects throughout the year.
•In January 2020, we announced that Shutterstock has been renewed as the official photographer of the 2020 EE British Academy Film Awards, which recognizes the best in film over the past year.
•In February 2020, we launched our eighth annual Oscar Pop! poster series, which celebrates the best picture nominees in the 92nd Academy Awards.
•In March 2020, we announced Footage library availability for mobile users. Mobile application users can now search, save and license over 17 million videos on-the-go with Shutterstock mobile apps.
Through our platform, we generate revenue by licensing content to our customers. During the three months ended March 31, 2020, 62% of our revenue and the majority of our content licenses came from our E-commerce sales channel. E-commerce customers have the flexibility of choosing content subscription plans that provide a large volume of content for their creative process. We also offer simple, affordable, smaller subscriptions and those where customers have an option to pay for individual content licenses at the time of delivery. Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. Our dedicated Enterprise sales, service, client success and research teams are able to provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our E-commerce platform. Customers in our Enterprise sales channel may also benefit from editorial content and the creation of custom branded content. Our Enterprise sales channel provided approximately 38% of our revenue during the three months ended March 31, 2020.
Each time an image, footage clip or music track is delivered to a customer for use, we record a royalty expense for the amount due to the associated contributor. Depending on the content licensed by our customers, royalties are calculated using either a fixed dollar amount or a fixed percentage of revenue and are typically paid to contributors on a monthly basis, subject to certain payout minimums. Royalties represent the largest component of our operating expenses, are reported within cost of revenue, tend to fluctuate proportionately with revenue and may be impacted by the mix of products sold.
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts and directly through our sales force. Online marketing includes paid search, organic search, online display advertising, brand marketing, email marketing, affiliate marketing, social media and strategic partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. This spend considers, among other things, the blended average customer lifetime value across our various purchase options so we can manage customer acquisition costs and aim to achieve targeted returns.
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
COVID-19 Update
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Our operations have been impacted by office closures globally and restrictions on employee travel and in-person meetings, however, we have generally been able to deliver our services remotely. The economic uncertainty caused by COVID-19 has had an impact on our customers and their ability to spend marketing budgets on our products, which has resulted in an unfavorable impact, to varying degrees geographically, on our revenue growth for the first quarter of 2020. See Item 1A. Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in millions, except revenue per download)
Paid downloads (during the period)	46.8	47.2
Revenue per download (during the period)	$3.42	$3.42
Content in our collection (end of period):
Images	330	260
Footage Clips	18	14

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
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from custom content and the impact of revenue that is not derived from or associated with content licenses. This metric captures any changes in our pricing, including changes resulting from the impact of competitive pressures, as well as the mix of licensing options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. Changes in revenue per download have primarily been driven by the introduction of new product offerings and changes in product mix.
Content in our Collection
We define content in our collection as the total number of (a) images (photographs, vectors and illustrations) and (b) footage clips available to customers for commercial license on shutterstock.com at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available for license by our customers through an application program interface, custom content and certain content that may be licensed for editorial use only. We believe that our large selection of high-quality content enables us to attract and retain customers and drives our network effect.
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
A description of our critical accounting policies that involve significant management judgments appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that was filed with the SEC on February 13, 2020 (our “2019 Form 10-K”), under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
See Note 1 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2019 Form 10-K.

Key Components of Our Results of Operations
Revenue
We distribute our content offerings through two primary channels:
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
Enterprise: We also have a base of customers with unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales professionals, service and research teams which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on the e-commerce platform.
The Company’s revenues by distribution channel for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
E-Commerce	$99,736	$98,113
Enterprise	61,549	65,219
Total Revenues	$161,285	$163,332

Costs and Expenses
Cost of Revenue. Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, infrastructure and hosting costs related to maintaining our creative platform and cloud-based software platform, depreciation and amortization of capitalized internal-use software, content and technology intangible assets, allocated facility costs and other supporting overhead costs. Cost of revenue also includes employee compensation, including non-cash equity-based compensation, bonuses and benefits, associated with the maintenance of our creative platform and cloud-based software platform.
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
Other Income, Net. Other income, net consists of non-operating costs such as foreign currency transaction gains and losses in addition to interest income.
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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Consolidated Statements of Operations:
Revenue	$161,285	$163,332
Operating expenses:
Cost of revenue	69,123	69,218
Sales and marketing	42,660	44,446
Product development	13,069	14,986
General and administrative	30,652	26,583
Total operating expenses	155,504	155,233
Income from operations	5,781	8,099
Other income, net	513	896
Income before income taxes	6,294	8,995
Provision for income taxes	1,976	1,473
Net income	$4,318	$7,522

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2020	2019
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	43%	42%
Sales and marketing	26%	27%
Product development	8%	9%
General and administrative	19%	16%
Total operating expenses	96%	95%
Income from operations	4%	5%
Other income, net	—%	1%
Income before income taxes	4%	6%
Provision for income taxes	1%	1%
Net income	3%	5%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended March 31, 2020 and 2019
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$161,285	$163,332	$(2,047)	(1)%
Operating expenses:
Cost of revenue	69,123	69,218	(95)	—
Sales and marketing	42,660	44,446	(1,786)	(4)
Product development	13,069	14,986	(1,917)	(13)
General and administrative	30,652	26,583	4,069	15
Total operating expenses	155,504	155,233	271	—
Income from operations	5,781	8,099	(2,318)	(29)
Other income, net	513	896	(383)	(43)
Income before income taxes	6,294	8,995	(2,701)	(30)
Benefit for income taxes	1,976	1,473	503	34
Net income	$4,318	$7,522	$(3,204)	(43)%
__________________________________
* Percentage change is not meaningful
Revenue
Revenue decreased by $2.0 million, or 1%, to $161.3 million in the three months ended March 31, 2020 compared to the same period in 2019. On a constant currency basis, revenue decreased approximately 0.5%, in the three months ended March 31, 2020, compared to the same period in 2019.
The Company’s E-commerce revenues increased by 2%, to $99.7 million in the three months ended March 31, 2020, compared to the same period in 2019, and was not significantly impacted by foreign currency fluctuations. During the three months ended March 31, 2020, growth in our E-commerce sales channel was driven by shifting resources to more efficient performance marketing channels as well as expanding free trial offerings, which tend to drive new customers toward recurring subscription products.
The Company’s Enterprise revenues decreased by 6%, to $61.5 million in the three months ended March 31, 2020, compared to the same period in 2019. On a constant currency basis, the Company’s Enterprise revenues decreased by approximately 5% in the three months ended March 31, 2020, compared to the same period in 2019. We continue to face headwinds in our Enterprise sales channel and we are implementing changes, including optimizing the sales organization and making revisions to compensation plans, which we believe will improve our Enterprise sales channel operations.
Revenue growth for the three months ended March 31, 2020 was also unfavorably affected by the global COVID-19 pandemic and its impact on our customers and their ability to spend marketing budgets on our products. We expect COVID-19 to continue to have an unfavorable impact on our 2020 revenues.
In the three months ended March 31, 2020 and 2019, we delivered 46.8 million and 47.2 million paid downloads, respectively, and our revenue per download remained flat at $3.42 for the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020, the 0.8% decrease in the number of paid downloads compared to the same period in 2019, is correlated with the year over year decline in revenues.
Changes in our revenue by region were as follows: revenue from North America decreased by $0.5 million, or 1%, to $57.0 million, revenue from Europe decreased by $1.7 million, or 3%, to $53.8 million and revenue from outside Europe and North America remained relatively flat at $50.5 million, in the three months ended March 31, 2020 compared to the same period in 2019.

Costs and Expenses
Cost of Revenue. Cost of revenue decreased by $0.1 million, to $69.1 million in the three months ended March 31, 2020 compared to the same period in 2019. Royalties expense, which is primarily incurred as content is downloaded, decreased $2.2 million, or 5% for the three months ended March 31, 2020, compared to the same period in 2019. The Company’s royalty rate was approximately 25.6% and 26.6% for the three months ended March 31, 2020 and 2019, respectively, and fluctuates based on customer usage and the mix of products sold. These declines were partially offset by $1.1 million in higher employee related costs, substantially consisting of severance charges. We expect that our cost of revenue will fluctuate in line with changes in revenue.
Sales and Marketing. Sales and marketing expenses decreased by $1.8 million, or 4%, to $42.7 million in the three months ended March 31, 2020 compared to the same period in 2019. As a percent of revenue, sales and marketing expenses decreased to 26% for the three months ended March 31, 2020, from 27% for the same period in 2019. This decrease was primarily driven by a $1.4 million decline in marketing spend as we focused resources on more efficient customer acquisition and improved marketing return on investment. We expect sales and marketing expenses to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $1.9 million, or 13%, to $13.1 million in the three months ended March 31, 2020 compared to the same period in 2019. This decrease was primarily driven by a reduction in software and other technology costs for the three months ended March 31, 2020, as compared to the same period in the prior year. Employee and third-party contractor related costs, net of capitalized labor, remained relatively flat for the three months ended March 31, 2020 compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $4.1 million, or 15%, to $30.7 million in the three months ended March 31, 2020 compared to the same period in 2019. This increase was primarily driven by: (i) higher employee-related costs of $3.1 million for the three months ended March 31, 2020 as compared to the same period in 2019, primarily associated with increased headcount related to ensuring the stability and security of the Company’s technology infrastructure; (ii) severance charges of approximately $1.2 million incurred during the three months ended March 31, 2020; and (iii) a year over year increase of $1.3 million in bad debt expense, driven by $0.7 million of bad debt expense recorded for the three months ended March 31, 2020 and a benefit of $0.6 million recorded in the same quarter in 2019. The increase in general and administrative expenses was partially offset by a reduction in expense of $0.9 million, associated with the 2019 accrual of long-term incentives, related to our 2017 acquisition of Flashstock Technology, Inc. (“Flashstock”). We expect to continue to incur general and administrative expenses to support our global operational growth and enhancements to support our reporting and planning functions.
Other Income, Net. In the three months ended March 31, 2020, approximately $1.1 million of other income consisted of interest income which was partially offset by $0.6 million of unfavorable foreign currency fluctuations.
During the three months ended March 31, 2019, approximately $1.1 million of other income consisted of interest income which was partially offset by $0.2 million of unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $0.5 million for the three months ended March 31, 2020 as compared to the same period in 2019. Our effective tax rates yielded an expense of 31.4% and 16.4% for the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020, the effective tax rate increased by 6.9% as a result of a loss jurisdiction with no tax benefit. Discrete items further increased the effective tax rate by 3.0%. Excluding these items, our effective tax rate would have been 21.5% for the three months ended March 31, 2020. For the three months ended March 31, 2019, the net effect of discrete items decreased the effective tax rate by 1.2%.
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
In addition, customers’ expenditure on content tends to be discretionary in nature and has been impacted by COVID-19. We cannot estimate when a recovery will occur and therefore, the results of any prior quarterly or annual period should not be relied upon as indicators of our future operating performance. See Part II, “Item 1A.—Risk Factors—The effect of the COVID-19 pandemic on our operations, and the operations of our customers, partners and suppliers, could have a material adverse effect on our business, financial condition, cash flows and results of operations.”

Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents totaling $295.7 million which primarily consisted of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations.
Historically, our principal uses of cash have included funding our operations, capital expenditures, content acquisitions, business combinations that enhance our strategic position, cash dividend payments and share purchases under our share repurchase program. We plan to finance our operations and capital expenses largely through cash generated by our operations. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.
Dividends
We declared and paid cash dividends of $0.17 per share of common stock, or $6.0 million during the three months ended March 31, 2020.
On April 20, 2020, our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on June 18, 2020 to stockholders of record at the close of business on June 4, 2020. Future declaration of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
Share Repurchase Program
In October 2015, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $100 million of our common stock, and in February 2017, our Board of Directors approved an increase to the share repurchase program, authorizing us to repurchase up to an additional $100 million of our outstanding common stock. We expect to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our share repurchase program is subject to us having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares of our common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of March 31, 2020, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. During the three months ended March 31, 2020, we did not repurchase any shares of our common stock under the share repurchase program. As of March 31, 2020, we had $100 million of remaining authorization for share repurchases under the share repurchase program.
Equity-Based Compensation
Upon the vesting of restricted stock units (“RSUs”), the Company has a practice of net share settlement, to cover any required withholding taxes by retaining the number of shares with a value equal to the amount of the tax and remitting an equal amount of cash to the appropriate taxing authorities, rather than requiring employees to sell a portion of the shares that they receive upon vesting to fund the required withholding taxes (“sell-to-cover”). The net share settlement approach has increased our cash outflows compared to the cash outflows under the sell-to-cover approach. In addition, as compared to the sell-to-cover approach, net share settlement has resulted in fewer shares being issued into the market as employees’ RSUs vest, thereby reducing the dilutive impact of our equity-based compensation programs on stockholders.

During the three months ended March 31, 2020, shares with an aggregate value of $1.8 million were withheld upon vesting of RSUs and paid in connection with related remittance to taxing authorities.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Future capital expenditures could relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure. See Note 12 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of March 31, 2020.
Cash Flows
The following table summarizes our cash flow data for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$6,859	$19,709
Net cash used in investing activities	$(8,411)	$(5,298)
Net cash used in financing activities	$(7,801)	$(3,876)
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
Net cash provided by operating activities was $6.9 million for the three months ended March 31, 2020, compared to $19.7 million for the three months ended March 31, 2019. In the three months ended March 31, 2020, operating cash flows were unfavorably impacted by $7.8 million of one-time payments associated with long-term incentives related to our 2017 acquisition of Flashstock. Operating cash flows were also unfavorably impacted by the reduction in revenues and other changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period.
In addition, the Company paid net cash taxes of $0.5 million and $0.3 million, for the three months ended March 31, 2020 and 2019, respectively.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2020 was $8.4 million, consisting primarily of capital expenditures of $7.7 million for internal-use software and website development costs and purchases of software and equipment and $0.7 million paid to acquire the rights to distribute certain digital content in perpetuity.
Cash used in investing activities in the three months ended March 31, 2019 was $5.3 million, consisting primarily of capital expenditures of $7.3 million for internal-use software and website development costs and purchases of software and equipment, partially offset by $2.5 million of cash received during the three months ended March 31, 2019 from escrowed funds related to the sale of Webdam, our former digital asset management business, which was sold in February 2018.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2020 was $7.8 million, consisting primarily of $6.0 million related to the payment of the quarterly cash dividend and $1.8 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $60.6 million. We are also party to a letter of credit as a security deposit for this leased facility, which was reduced from $2.6 million to $1.7 million in February 2020. As of March 31, 2020, the Company is no longer required to provide cash collateral for its letter of credit, and, accordingly, these funds are no longer restricted.
Additionally, as of March 31, 2020, aggregate undiscounted future minimum lease payments under other operating leases are approximately $9.9 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of March 31, 2020, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2020 and for the fiscal years ending December 31, 2021 and 2022 were approximately $20.5 million, $16.4 million and $4.4 million, respectively.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 36% and 35% for the three months ended March 31, 2020 and 2019, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the three months ended March 31, 2020, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended March 31,
	2020		2019
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$33,692	€30,378	$33,075	€28,671
British pounds	12,203	£9,470	12,114	£9,256
All other non-U.S. currencies(1)	11,795		11,761
Total foreign currency	57,690		56,950

U.S. dollar	103,595		106,382
Total revenue	$161,285		$163,332

(1)Includes no single currency which exceeded 5% of total revenue for any of the periods presented.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The fair value of our cash and cash equivalents is not particularly sensitive to interest rate changes.
We did not have any long-term borrowings as of March 31, 2020.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2020, there were no material changes to these risk factors as described in our 2019 Form 10-K except as noted below.

The effect of the COVID-19 pandemic on our operations, and the operations of our customers, partners and suppliers, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The duration and severity of COVID-19 and the degree of its impact on our business is uncertain and difficult to predict. The continued spread of the outbreak could result in one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: decreased business spending by our customers and prospective customers, reduced demand for our products, lower renewal rates by our customers; increased customer losses/churn; increased challenges in or cost of acquiring new customers; reduction in the amount of content uploaded by our contributors and/or reduction in the number of contributors on our site because of reduced royalties earned by our contributors; inability of our Custom contributors to complete assignments because of travel restrictions; increased competition; increased risk in collectability of accounts receivable; reduced productivity due to remote work arrangements; lost productivity due to illness and/or illness of family members; inability to hire key roles; adverse effects on our strategic partners’ businesses; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; business continuity concerns for us and our third-party vendors; increased risk of privacy and cybersecurity breaches from increased remote working; and challenges with Internet infrastructure due to high loads. If we are not able to respond to and manage the potential impact of such events effectively, our business could be harmed.
As we generally recognize revenue from our customers as content is downloaded, the impact to our reported revenue resulting from recent and near-term changes in our sales activity due to COVID-19 may not be fully apparent until future periods. Our efforts to help mitigate the negative impact of the outbreak on our business may not be effective, and we may be affected by a protracted economic downturn. Furthermore, while many governmental authorities around the world have and continue to enact legislation to address the impact of COVID-19, including measures intended to mitigate some of the more severe anticipated economic effects of the virus, we may not benefit from such legislation or such legislation may prove to be ineffective in addressing COVID-19’s impact on our and our customer’s businesses and operations. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the coronavirus’ global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.
In addition, the overall uncertainty regarding the economic impact of the COVID-19 pandemic and the impact on our revenue growth, could impact our cash flows from operations and liquidity. Material changes to our cash flows, liquidity and the volatility of the stock market and our stock price could impact our capital allocation strategy, including our recently introduced quarterly dividend program and our outstanding authorization under our stock repurchase program.

Item 6.  Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Mutual Separation Agreement and General Release, dated February 25, 2020, between the Company and Lisa Nadler
10.2
Mutual Separation Agreement and General Release, dated March 23, 2020, between the Company and Lou Weiss (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2020 (File No. 001-35699))

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

SHUTTERSTOCK, INC.

Dated: April 28, 2020	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: April 28, 2020	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)