Form 10-Q
period 2020-06-30
Shutterstock, Inc.
filed 2020-07-28
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
As of July 24, 2020, 35,695,665 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2020

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition, future dividends, new or planned features, products or services, management strategies and the COVID-19 pandemic. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. However, not all forward-looking statements contain these words. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 13, 2020, under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on April 28, 2020, and in our consolidated financial statements, related notes, and the other information appearing elsewhere in such Annual Report, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$311,157	$303,261
Accounts receivable, net of allowance of $3,608 and $3,579	48,744	47,016
Prepaid expenses and other current assets	26,590	26,703
Total current assets	386,491	376,980
Property and equipment, net	54,240	58,834
Right-of-use assets	42,097	45,453
Intangible assets, net	25,182	26,669
Goodwill	88,167	88,974
Deferred tax assets, net	13,727	14,387
Other assets	16,427	19,215
Total assets	$626,331	$630,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,504	$6,104
Accrued expenses	51,554	53,864
Contributor royalties payable	24,248	25,193
Deferred revenue	138,229	141,922
Other current liabilities	10,347	18,811
Total current liabilities	228,882	245,894
Lease liabilities	44,280	47,313
Other non-current liabilities	9,669	9,160
Total liabilities	282,831	302,367
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 38,245 and 38,055 shares issued and 35,687 and 35,497 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	382	381
Treasury stock, at cost; 2,558 shares as of June 30, 2020 and December 31, 2019	(100,027)	(100,027)
Additional paid-in capital	319,412	312,824
Accumulated comprehensive loss	(8,414)	(6,220)
Retained earnings	132,147	121,187
Total stockholders’ equity	343,500	328,145
Total liabilities and stockholders’ equity	$626,331	$630,512
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$159,230	$161,741	$320,515	$325,073

Operating expenses:
Cost of revenue	63,811	68,526	132,934	137,744
Sales and marketing	35,557	44,488	78,217	88,934
Product development	12,485	13,594	25,554	28,580
General and administrative	24,832	32,063	55,484	58,646
Total operating expenses	136,685	158,671	292,189	313,904
Income from operations	22,545	3,070	28,326	11,169
Other income, net	149	584	662	1,480
Income before income taxes	22,694	3,654	28,988	12,649
Provision for income taxes	3,707	355	5,683	1,828
Net income	$18,987	$3,299	$23,305	$10,821

Earnings per share:
Basic	$0.53	$0.09	$0.65	$0.31
Diluted	$0.53	$0.09	$0.65	$0.30

Weighted average shares outstanding:
Basic	35,652	35,232	35,587	35,174
Diluted	35,906	35,504	35,894	35,499
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$18,987	$3,299	$23,305	$10,821
Foreign currency translation gain / (loss)	254	(1,027)	(2,194)	(982)
Other comprehensive gain / (loss)	254	(1,027)	(2,194)	(982)
Comprehensive income	$19,241	$2,272	$21,111	$9,839

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended June 30, 2020	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2020	38,119	$381	2,558	$(100,027)	$316,823	$(8,668)	$119,218	$327,727
Equity-based compensation	—	—	—	—	3,636	—	—	3,636
Issuance of common stock in connection with employee stock option exercises and RSU vesting	180	2	—	—	627	—	—	629
Common shares withheld for settlement of taxes in connection with equity-based compensation	(54)	(1)	—	—	(1,674)	—	—	(1,675)
Cash dividends paid	—	—	—	—	—	—	(6,058)	(6,058)
Other comprehensive loss	—	—	—	—	—	254	—	254
Net income	—	—	—	—	—	—	18,987	18,987
Balance at June 30, 2020	38,245	$382	2,558	$(100,027)	$319,412	$(8,414)	$132,147	$343,500

Three Months Ended June 30, 2019
Balance at March 31, 2019	37,759	$378	2,558	$(100,027)	$292,458	$(6,426)	$108,601	$294,984
Equity-based compensation	—	—	—	—	7,751	—	—	7,751
Issuance of common stock in connection with employee stock option exercises and RSU vesting	83	1	—	—	4	—	—	5
Common shares withheld for settlement of taxes in connection with equity-based compensation	(26)	—	—	—	(1,091)	—	—	(1,091)
Other comprehensive income	—	—	—	—	—	(1,027)	—	(1,027)
Net income	—	—	—	—	—	—	3,299	3,299
Balance at June 30, 2019	37,816	$379	2,558	$(100,027)	$299,122	$(7,453)	$111,900	$303,921

Six Months Ended June 30, 2020
Balance at December 31, 2019	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$121,187	$328,145
Cumulative effect of accounting change (Note 1)	—	—	—	—	—	—	(247)	(247)
Balance at January 1, 2020	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$120,940	$327,898
Equity-based compensation	—	—	—	—	9,396	—	—	9,396
Issuance of common stock in connection with employee stock option exercises and RSU vesting	289	3	—	—	626	—	—	629
Common shares withheld for settlement of taxes in connection with equity-based compensation	(99)	(2)	—	—	(3,434)	—	—	(3,436)
Cash dividends paid	—	—	—	—	—	—	(12,098)	(12,098)
Other comprehensive income	—	—	—	—	—	(2,194)	—	(2,194)
Net income	—	—	—	—	—	—	23,305	23,305
Balance at June 30, 2020	38,245	$382	2,558	$(100,027)	$319,412	$(8,414)	$132,147	$343,500

Six Months Ended June 30, 2019
Balance at December 31, 2018	37,618	$376	2,558	$(100,027)	$291,710	$(6,471)	$101,079	$286,667
Equity-based compensation	—	—	—	—	12,375	—	—	12,375
Issuance of common stock in connection with employee stock option exercises and RSU vesting	312	4	—	—	218	—	—	222
Common shares withheld for settlement of taxes in connection with equity-based compensation	(114)	(1)	—	—	(5,181)	—	—	(5,182)
Other comprehensive income	—	—	—	—	—	(982)	—	(982)
Net income	—	—	—	—	—	—	10,821	10,821
Balance at June 30, 2019	37,816	$379	2,558	$(100,027)	$299,122	$(7,453)	$111,900	$303,921
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,305	$10,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,370	25,319
Deferred taxes	693	(1,312)
Non-cash equity-based compensation	9,396	12,375
Bad debt expense	1,086	(635)
Changes in operating assets and liabilities:
Accounts receivable	(3,279)	(2,746)
Prepaid expenses and other current and non-current assets	49	1,944
Accounts payable and other current and non-current liabilities	(4,045)	1,899
Long-term incentives related to acquisitions	(7,759)	—
Contributor royalties payable	(840)	1,059
Deferred revenue	(3,633)	(1,981)
Net cash provided by operating activities	$36,343	$46,743

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,966)	(13,726)
Proceeds from sale of Webdam, net	—	2,500
Acquisition of content	(1,577)	(1,277)
Security deposit release	105	25
Net cash used in investing activities	$(15,438)	$(12,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	629	218
Cash paid related to settlement of employee taxes related to RSU vesting	(3,436)	(5,181)
Payment of cash dividend	(12,098)	—
Net cash used in financing activities	$(14,905)	$(4,963)

Effect of foreign exchange rate changes on cash	(717)	(1,085)
Net increase in cash, cash equivalents and restricted cash	5,283	28,217

Cash, cash equivalents and restricted cash, beginning of period	305,874	233,465
Cash, cash equivalents and restricted cash, end of period	$311,157	$261,682

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$927	$1,480
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
The interim Consolidated Balance Sheet as of June 30, 2020, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, are unaudited. The Consolidated Balance Sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of June 30, 2020, and its consolidated results of operations, comprehensive income, stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other future annual or interim period.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash and cash equivalents and restricted cash balances as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020	As of December 31, 2019
Cash and cash equivalents	$311,157	$303,261
Restricted cash	—	2,613
Total cash, cash equivalents and restricted cash	$311,157	$305,874
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
During the six months ended June 30, 2020, the Company recorded bad debt expense of $1.1 million. As of June 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was approximately $3.6 million. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2020 and December 31, 2019, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
Revenue Recognition
The majority of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download.
The Company recognizes revenue upon the satisfaction of performance obligations, which generally occurs when content is downloaded by a customer. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognizes the estimated revenue associated with the unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. The Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
Recently Adopted Accounting Standard Updates
In June 2016, the FASB issued ASU 2016-13, which as amended, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Adoption of this guidance was required, prospectively, for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company adopted ASU 2016-13, as amended, effective January 1, 2020 using the modified retrospective method and recorded a cumulative-effect adjustment of $0.2 million, net of tax, in retained earnings as of January 1, 2020.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance was required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13, effective January 1, 2020. The impact of adoption of this standard on the consolidated financial statements, including accounting policies, processes and systems, was not material.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting For Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. Adoption of this guidance was required for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. Entities are permitted to choose to adopt the new guidance (1) prospectively for eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company adopted ASU 2018-15 on a prospective basis, effective January 1, 2020. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of June 30, 2020 or December 31, 2019.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Other Fair Value Measurements
The carrying amounts of cash, accounts receivable, restricted cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate a non-financial asset for impairment, whether due to certain triggering events or because annual impairment testing is required, a resulting asset impairment would require that the non-financial asset be recorded at fair value.
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
On a quarterly basis, the Company evaluates the carrying value of the Preferred Shares for impairment, which includes an assessment of ZCool’s revenue growth, earnings performance, working capital and the general regional market conditions. As of June 30, 2020, no adjustments to the carrying value were identified as a result of this assessment. Changes in performance negatively impacting ZCool’s operating results and cash flows could result in the Company recording an impairment charge on the Preferred Shares in future periods.
As of June 30, 2020 and December 31, 2019, the Company’s total investment in ZCool is $15.0 million, which is reported within other assets on the Consolidated Balance Sheets.

(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2020	As of December 31, 2019
Computer equipment and software	$179,580	$165,950
Furniture and fixtures	10,211	10,199
Leasehold improvements	19,260	19,203
Property and equipment	209,051	195,352
Less accumulated depreciation	(154,811)	(136,518)
Property and equipment, net	$54,240	$58,834
Depreciation expense related to property and equipment was $9.6 million and $10.5 million for the three months ended June 30, 2020 and 2019, respectively, and $18.9 million and $21.1 million for the six months ended June 30, 2020 and 2019, respectively. Cost of revenues includes depreciation expense of $8.6 million and $9.3 million for the three months ended June 30, 2020 and 2019, respectively, and $16.8 million and $18.6 million for the six months ended June 30, 2020 and 2019, respectively. General and administrative expense includes depreciation expense of $1.0 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $2.1 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $6.5 million and $5.8 million for the three months ended June 30, 2020 and 2019, respectively, and $13.1 million and $12.3 million for the six months ended June 30, 2020 and 2019, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.

The portion of total depreciation expense related to capitalized internal-use software was $7.8 million and $7.5 million for the three months ended June 30, 2020 and 2019, respectively, and $14.9 million and $14.8 million for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of June 30, 2020 and December 31, 2019, the Company had capitalized internal-use software of $39.9 million and $41.8 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(4) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the six months ended June 30, 2020.
The following table summarizes the changes in the Company’s goodwill balance during the six months ended June 30, 2020 (in thousands):

Goodwill
Balance as of December 31, 2019	$88,974
Foreign currency translation adjustment	(807)
Balance as of June 30, 2020	$88,167

Intangible Assets
Intangible assets consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$16,982	$(9,648)	9	$17,729	$(9,294)
Trade name	6,237	(5,778)	7	6,517	(5,941)
Developed technology	4,677	(4,368)	4	4,841	(4,226)
Contributor content	24,812	(7,883)	9	23,510	(6,626)
Patents	259	(108)	18	259	(100)
Total	$52,967	$(27,785)		$52,856	$(26,187)
Amortization expense was $1.2 million and $2.9 million for the three months ended June 30, 2020 and 2019, respectively, and $2.5 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively. Cost of revenue includes amortization expense of $0.7 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. General and administrative expense includes amortization expense of $0.5 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $2.9 million for the remaining six months of 2020, $5.1 million in 2021, $4.8 million in 2022, $4.1 million in 2023, $3.2 million in 2024, $1.9 million in 2025 and $3.2 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Compensation	$18,902	$20,776
Non-income taxes	16,316	15,332
Website hosting and marketing fees	8,343	8,657
Other expenses	7,993	9,099
Total accrued expenses	$51,554	$53,864

(6) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 126,000 and 57,000 shares of common stock during the three months ended June 30, 2020 and 2019, respectively, and 190,000 and 198,000 for the six months ended June 30, 2020 and 2019, respectively, primarily related to the exercise of stock options and the vesting of Restricted Stock Units (“RSUs”).
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock. During the six months ended June 30, 2020 and 2019, the Company did not repurchase any shares of its common stock under the share repurchase program. As of June 30, 2020, the Company had $100 million of remaining authorization for purchases under the share repurchase program.
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
Dividends
The Company declared and paid cash dividends of $0.17 and $0.34 per share of common stock, or $6.1 million and $12.1 million, during the three and six months ended June 30, 2020.
On July 20, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on September 17, 2020 to stockholders of record at the close of business on September 3, 2020. Future declaration of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all equity-based payment awards, including employee stock options and RSUs granted under the Company’s Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), based on the fair value of each award on the grant date.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$99	$105	$150	$190
Sales and marketing	374	675	834	1,257
Product development	1,068	1,252	2,193	2,427
General and administrative	2,095	5,719	6,219	8,501
Total	$3,636	$7,751	$9,396	$12,375
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$414	$2,176	$1,730	$3,067
RSUs	3,222	5,575	7,666	9,308
Total	$3,636	$7,751	$9,396	$12,375
Stock Option Awards
During the six months ended June 30, 2020, the Company granted 53,000 options to purchase shares of its common stock with a weighted average exercise price of $42.96. As of June 30, 2020, there were approximately 338,000 options vested and exercisable with a weighted average exercise price of $34.59. As of June 30, 2020, the total unrecognized compensation charge related to non-vested options was approximately $2.0 million, which is expected to be recognized through 2023.
Restricted Stock Unit Awards
During the six months ended June 30, 2020, the Company had RSU grants, net of forfeitures, of approximately 292,000. As of June 30, 2020, there are approximately 1,139,000 non-vested RSUs (including performance-based restricted stock units, or PRSUs) outstanding with a weighted average grant-date fair value of $39.83. As of June 30, 2020, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $26.6 million, which is expected to be recognized through 2023.
During the six months ended June 30, 2020, shares of common stock with an aggregate value of $3.4 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
On July 20, 2020, the Company granted approximately 332,000 PRSUs with a grant date fair value of $12.7 million.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s revenues by distribution channel for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
E-commerce	$98,164	$96,993	$197,900	$195,106
Enterprise	61,066	64,748	122,615	129,967
Total Revenues	$159,230	$161,741	$320,515	$325,073
The June 30, 2020 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $91.0 million of total revenue recognized for the six months ended June 30, 2020 was reflected in deferred revenue as of December 31, 2019.

(8) Other Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency gain / (loss)	$132	$(569)	$(466)	$(730)
Interest income	17	1,153	1,128	2,210
Total other income	$149	$584	$662	$1,480

(9) Income Taxes
The Company’s effective tax rates yielded a net expense of 16.3% and 9.7% for the three months ended June 30, 2020 and 2019, respectively, and a net expense of 19.6% and 14.5% for the six months ended June 30, 2020 and 2019, respectively.
During the three months ended June 30, 2020, the net effect of discrete items decreased the effective tax rate by 0.3%. For the six months ended June 30, 2020, the effective tax rate increased by 1.6% as a result of a loss jurisdiction with no tax benefit. Discrete items further increased the effective tax rate by 1.4%. Excluding the discrete items, our effective tax rate would have been 16.6% for the three and six months ended June 30, 2020. In the three and six months ended June 30, 2019, the impact of discrete tax items decreased the effective tax rate by 3.4% and 1.8%, respectively.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding a loss jurisdiction with no tax benefit and the application of discrete items, if any, in the applicable period. The estimated annual effective tax rate differs from the statutory tax rate due primarily to the effect of the foreign-derived intangible income deduction and the U.S. Research and Development tax credit.
During the three and six months ended June 30, 2020 and during the three months ended June 30, 2019, uncertain tax positions recorded by the Company were not significant. During the six months ended June 30, 2019, uncertain tax positions recorded by the Company resulted in an expense of $1.0 million. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2020 and 2019.
During the six months ended June 30, 2020 and 2019, the Company paid net cash taxes of $0.9 million and $1.5 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$18,987	$3,299	$23,305	$10,821
Shares used to compute basic net income per share	35,652	35,232	35,587	35,174
Dilutive potential common shares
Stock options	39	102	53	104
Unvested restricted stock awards	215	170	254	221
Shares used to compute diluted net income per share	35,906	35,504	35,894	35,499
Basic net income per share	$0.53	$0.09	$0.65	$0.31
Diluted net income per share	$0.53	$0.09	$0.65	$0.30

Dilutive shares included in the calculation	1,304	1,005	1,080	992
Anti-dilutive shares excluded from the calculation	1,152	1,206	1,148	1,171

(11) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$56,211	$57,657	$113,229	$115,171
Europe	52,207	53,647	106,003	109,132
Rest of the world	50,812	50,437	101,283	100,770
Total revenue	$159,230	$161,741	$320,515	$325,073
 The United States, included in North America in the above table, accounted for 32% of consolidated revenue for the six months ended June 30, 2020 and 2019. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of June 30,	As of December 31,
	2020	2019
North America	$47,361	$51,954
Europe	6,557	6,541
Rest of the world	322	339
Total long-lived tangible assets	$54,240	$58,834
The United States, included in North America in the above table, accounted for 77% and 79% of total long-lived tangible assets as of June 30, 2020 and December 31, 2019, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(12) Commitments and Contingencies
As of June 30, 2020, the Company had total non-lease obligations in the amount of approximately $39.2 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2020, the Company’s non-lease obligations for the remainder of 2020 and for the years ending December 31, 2021 and 2022 were approximately $18.2 million, $16.5 million and $4.4 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of June 30, 2020, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosures contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 13, 2020, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on April 28, 2020 for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
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
Over 1.9 million active, paying customers contributed to our revenue for the twelve-month period ended June 30, 2020. As of June 30, 2020, more than 1.4 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 340 million images and more than 19 million footage clips. This makes our collection of content one of the largest of its kind, and we delivered approximately 90.8 million paid downloads to our customers across all of our brands during the six months ended June 30, 2020.
Through our platform, we generate revenue by licensing content to our customers. During the six months ended June 30, 2020, 62% of our revenue and the majority of our content licenses came from our E-commerce sales channel.
E-commerce customers have the flexibility of choosing content plans that provide a large volume of content for their creative process. We also offer simple, affordable, smaller plans and other products where customers have an option to pay for individual content licenses at the time of delivery. Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. Our dedicated Enterprise sales, service, client success and research teams are able to provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our E-commerce platform. Our Enterprise sales channel provided approximately 38% of our revenue during the six months ended June 30, 2020.
Each time an image, footage clip or music track is delivered to a customer for use, we record a royalty expense for the amount due to the associated contributor. Depending on the content licensed by our customers, royalties are calculated using either a fixed dollar amount or a fixed percentage of the price per asset downloaded and are typically paid to contributors on a monthly basis, subject to certain payout minimums. Royalties represent the largest component of our operating expenses, are reported within cost of revenue, tend to fluctuate proportionately with revenue and paid downloads and may be impacted by the mix of products sold.
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
COVID-19 Update
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Our operations have been impacted by office closures globally and restrictions on employee travel and in-person meetings, however, we have generally been able to deliver our services remotely. The economic uncertainty caused by COVID-19 has had an impact on our customers and their ability to spend marketing budgets on our products, which has resulted in an unfavorable impact, to varying degrees geographically, on our revenue growth for the six months ended June 30, 2020. See Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on April 28, 2020, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Operating Metrics
We regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Subscribers (end of period)	223,000	173,000	223,000	173,000
Subscriber revenue (in millions)	$62.7	$57.9	$126.6	$115.8

Average revenue per customer (trailing twelve months)	$326	$325	$326	$325
Paid downloads (in millions)	44.0	46.6	90.8	93.8
Revenue per download	$3.61	$3.44	$3.51	$3.43
Content in our collection (end of period, in millions):
Images	340	280	340	280
Footage clips	19	15	19	15

Subscribers
We define subscribers as those customers who purchase one or more of our monthly recurring products for a continuous period of at least three months, measured as of the end of the reporting period. We believe the number of subscribers is an important metric that provides insight into our monthly recurring business and its growth. We believe that an increase in our number of subscribers is an indicator of engagement in our platform and potential for future growth.
Subscriber Revenue
We define subscriber revenue as the revenue generated from subscribers during the period. We believe subscriber revenue, together with our number of subscribers, provide insight into the portion of our business and growth driven by our monthly recurring products.
Average Revenue Per Customer
Average revenue per customer is calculated by dividing total revenue for the trailing twelve month period by customers. We define customers as total active, paying customers that contributed to total revenue over the trailing twelve month period. Changes in our average revenue per customer will be driven by changes in the mix of our subscription-based products and the pricing in our transactional business.
Paid Downloads
We define paid downloads as the number of downloads that our customers make in a given period of our content. Paid downloads exclude custom content and downloads of content that are offered to customers for no charge, including our free image of the week. Measuring the number of paid downloads that our customers make in a given period is important because they are the primary method of delivering licensed content, which drives a significant portion of the Company’s revenue and contributor royalties.
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from custom content and revenue that is not derived from or associated with content licenses. This metric captures any changes in our pricing, including changes resulting from the impact of competitive pressures, as well as the mix of licensing options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. Changes in revenue per download are primarily driven by the introduction of new product offerings, changes in product mix and the customer utilization of our products.
Content in our Collection
We define content in our collection as the total number of approved images (photographs, vectors and illustrations) and footage (in number of clips) in our library on shutterstock.com at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available for license by our customers through an application program interface, custom content and certain content that may be licensed for editorial use only. We believe that our large selection of high-quality content enables us to attract and retain customers and drives our network effect.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, the volume of expected unused licenses for our subscription-based products, equity-based compensation and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
We believe that the policies, assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, equity-based compensation and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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
The Company’s revenues by distribution channel for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
E-commerce	$98,164	$96,993	$197,900	$195,106
Enterprise	61,066	64,748	122,615	129,967
Total Revenues	$159,230	$161,741	$320,515	$325,073

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statements of Operations:
Revenue	$159,230	$161,741	$320,515	$325,073
Operating expenses:
Cost of revenue	63,811	68,526	132,934	137,744
Sales and marketing	35,557	44,488	78,217	88,934
Product development	12,485	13,594	25,554	28,580
General and administrative	24,832	32,063	55,484	58,646
Total operating expenses	136,685	158,671	292,189	313,904
Income from operations	22,545	3,070	28,326	11,169
Other income, net	149	584	662	1,480
Income before income taxes	22,694	3,654	28,988	12,649
Provision for income taxes	3,707	355	5,683	1,828
Net income	$18,987	$3,299	$23,305	$10,821

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	40%	42%	41%	42%
Sales and marketing	22%	28%	24%	27%
Product development	8%	8%	8%	9%
General and administrative	16%	20%	17%	18%
Total operating expenses	86%	98%	91%	97%
Income from operations	14%	2%	9%	3%
Other income, net	—%	—%	—%	—%
Income before income taxes	14%	2%	9%	4%
Provision for income taxes	2%	—%	2%	1%
Net income	12%	2%	7%	3%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended June 30, 2020 and 2019
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$159,230	$161,741	$(2,511)	(2)%
Operating expenses:
Cost of revenue	63,811	68,526	(4,715)	(7)
Sales and marketing	35,557	44,488	(8,931)	(20)
Product development	12,485	13,594	(1,109)	(8)
General and administrative	24,832	32,063	(7,231)	(23)
Total operating expenses	136,685	158,671	(21,986)	(14)
Income from operations	22,545	3,070	19,475	634
Other income, net	149	584	(435)	(74)
Income before income taxes	22,694	3,654	19,040	521
Provision for income taxes	3,707	355	3,352	*
Net income	$18,987	$3,299	$15,688	476%
__________________________________
* Percentage change is not meaningful
Revenue
Revenue decreased by $2.5 million, or 2%, to $159.2 million in the three months ended June 30, 2020 compared to the same period in 2019. On a constant currency basis, revenue decreased approximately 1%, in the three months ended June 30, 2020, compared to the same period in 2019.
The Company’s E-commerce revenues increased by 1%, to $98.2 million in the three months ended June 30, 2020, compared to the same period in 2019. On a constant currency basis, the Company’s E-commerce revenues increased by 2% in the three months ended June 30, 2020, compared to the same period in 2019. During the three months ended June 30, 2020, growth in our E-commerce sales channel was driven by shifting resources to more efficient performance marketing channels.
The Company’s Enterprise revenues decreased by 6%, to $61.1 million in the three months ended June 30, 2020, compared to the same period in 2019. On a constant currency basis, the Company’s Enterprise revenues decreased by 5% in the three months ended June 30, 2020, compared to the same period in 2019. We continue to face headwinds in our Enterprise sales channel, and are in the midst of implementing changes to improve performance, including optimizing the sales organization, updating product offerings and making further platform investments, which we believe will improve our Enterprise sales channel operations.
Revenue growth for the three months ended June 30, 2020 was also unfavorably affected by the global COVID-19 pandemic and its impact on our customers and their ability to spend marketing budgets on our products. We expect COVID-19 to continue to have an unfavorable impact on our 2020 revenues.
In the three months ended June 30, 2020 and 2019, we delivered 44.0 million and 46.6 million paid downloads, respectively, and our revenue per download was $3.61 and $3.44 for the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, the 6% decrease in the number of paid downloads compared to the same period in 2019, is due to lower customer utilization of our products. We believe that COVID-19 is a leading driver of the decline in usage during the quarter.
Changes in our revenue by region were as follows: revenue from North America decreased by $1.4 million, or 3%, to $56.2 million, revenue from Europe decreased by $1.4 million, or 3%, to $52.2 million and revenue from outside Europe and North America increased by $0.4 million, or 1%, to $50.8 million, in the three months ended June 30, 2020 compared to the same period in 2019.

Costs and Expenses
Cost of Revenue. Cost of revenue decreased by $4.7 million, or 7% to $63.8 million in the three months ended June 30, 2020 compared to the same period in 2019, due to lower royalty expense, content procurement costs and depreciation and amortization expense, partially offset by higher costs associated with website hosting, hardware and software licenses as well as increased credit card fees. The reduction in royalty expenses was driven by the 6% decline in paid downloads due to the impact of COVID-19 as well as a change in the way we remunerate contributors. We expect that our cost of revenue will fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing. Sales and marketing expenses decreased by $8.9 million, or 20%, to $35.6 million in the three months ended June 30, 2020 compared to the same period in 2019. As a percent of revenue, sales and marketing expenses decreased to 22% for the three months ended June 30, 2020, from 28% for the same period in 2019. This decrease was primarily driven by a $9.7 million decline in marketing spend as we focused resources on more efficient customer acquisition and improved marketing return on investment. In addition, travel and related expense costs declined by $0.7 million due to travel restrictions resulting from COVID-19. These declines were partially offset by severance charges of approximately $1.5 million incurred during the three months ended June 30, 2020. We expect sales and marketing expenses to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $1.1 million, or 8%, to $12.5 million in the three months ended June 30, 2020 compared to the same period in 2019. This decrease was primarily driven by a reduction in software and other IT-related costs for the three months ended June 30, 2020, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses decreased by $7.2 million, or 23%, to $24.8 million in the three months ended June 30, 2020 compared to the same period in 2019. This decrease was primarily driven by: (i) lower non-cash compensation expense of $3.6 million, resulting from the Company recognizing non-cash compensation expense for the acceleration of equity awards associated with the departure of an executive officer in the three months ended June 30, 2019, three months of expense recognized in the second quarter of 2019 for certain performance-based stock awards compared to only one month of expense in the same period in 2020 since these awards became fully expensed in April 2020, and the recognition of forfeitures, reducing the non-cash compensation expense in three months ended June 30, 2020; (ii) lower depreciation and amortization expense of $2.1 million, driven by the recognition of $1.5 million of accelerated amortization expense in the second quarter of 2019 in conjunction with the Company’s re-branding of its Editorial product; (iii) lower professional and consulting fees of $1.1 million, during the three months ended June 30, 2020, compared to the same period in 2019; and (iv) a reduction in expense of $0.9 million, associated with the 2019 accrual of long-term incentives, related to our 2017 acquisition of Flashstock Technology, Inc. (“Flashstock”). These declines were partially offset by higher employee-related costs, excluding non-cash compensation, of $1.0 million and an increase in bad debt expense of $0.4 million. Employee-related costs included $0.7 million of severance expense during the three months ended June 30, 2020, compared to $2.0 million in the same period in 2019.
Other Income, Net. In the three months ended June 30, 2020, other income substantially consisted of $0.1 million of unfavorable foreign currency fluctuations.
During the three months ended June 30, 2019, approximately $1.2 million of other income consisted of interest income which was partially offset by $0.6 million of unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $3.4 million for the three months ended June 30, 2020 as compared to the same period in 2019. Our effective tax rates yielded a net expense of 16.3% and 9.7% for the three months ended June 30, 2020 and 2019, respectively.
For the three months ended June 30, 2020, the net effect of discrete items decreased the effective tax rate by 0.3%. Excluding these items, our effective tax rate would have been 16.6% for the three months ended June 30, 2020. For the three months ended June 30, 2019, the net effect of discrete items decreased the effective tax rate by 3.4%.
As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

Comparison of the Six Months Ended June 30, 2020 and 2019
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$320,515	$325,073	$(4,558)	(1)%
Operating expenses:
Cost of revenue	132,934	137,744	(4,810)	(3)%
Sales and marketing	78,217	88,934	(10,717)	(12)%
Product development	25,554	28,580	(3,026)	(11)%
General and administrative	55,484	58,646	(3,162)	(5)%
Total operating expenses	292,189	313,904	(21,715)	(7)%
Income from operations	28,326	11,169	17,157	154%
Other income, net	662	1,480	(818)	*
Income before income taxes	28,988	12,649	16,339	129%
Provision for income taxes	5,683	1,828	3,855	*
Net income	$23,305	$10,821	$12,484	115%
______________________________________
* Not meaningful
Revenue
Revenue decreased by $4.6 million, or 1%, to $320.5 million in the six months ended June 30, 2020 compared to the same period in 2019. On a constant currency basis, revenue decreased approximately 1% in the six months ended June 30, 2020, compared to the same period in 2019.
The Company’s E-Commerce revenues increased by 1%, to $197.9 million in the six months ended June 30, 2020, compared to the same period in 2019. On a constant currency basis, the Company’s E-commerce revenues increased 2% in the six months ended June 30, 2020, compared to the same period in 2019. During the six months ended June 30, 2020, growth in our E-commerce sales channel was driven by shifting resources to more efficient performance marketing channels.
The Company’s Enterprise revenues decreased by 6%, to $122.6 million in the six months ended June 30, 2020, compared to the same period in 2019. On a constant currency basis, the Company’s Enterprise revenues decreased by 5% in the six months ended June 30, 2020, compared to the same period in 2019. We continue to face headwinds in our Enterprise sales channel, and are in the midst of implementing changes to improve performance, including optimizing the sales organization, updating product offerings and making further platform investments, which we believe will improve our Enterprise sales channel operations.
Revenue growth for the six months ended June 30, 2020 was also unfavorably affected by the global COVID-19 pandemic and its impact on our customers and their ability to spend marketing budgets on our products. We expect COVID-19 to continue to have an unfavorable impact on our 2020 revenues.
In the six months ended June 30, 2020 and 2019, we delivered 90.8 million and 93.8 million paid downloads, respectively, and our revenue per download increased to $3.51 for the six months ended June 30, 2020, from $3.43 for the six months ended June 30, 2019. During the six months ended June 30, 2020, the 3% decrease in the number of paid downloads compared to the same period in 2019, is due to lower customer utilization of our products. We believe that COVID-19 is a leading driver of the decline in usage during the quarter.
Changes in our revenue by region were as follows: revenue from North America decreased by $1.9 million, or 2%, to $113.2 million, revenue from Europe decreased by $3.1 million, or 3%, to $106.0 million and revenue from outside Europe and North America increased by $0.5 million, or 1%, to $101.3 million, in the six months ended June 30, 2020 compared to the same period in 2019.

Costs and Expenses
Cost of Revenue.   Cost of revenue decreased by $4.8 million, or 3%, to $132.9 million in the six months ended June 30, 2020 compared to the same period in 2019, due to lower royalty expense, content procurement costs and depreciation and amortization expense, partially offset by higher costs associated with website hosting, hardware and software licenses as well as increased credit card fees. In addition, severance charges of $1.2 million were recorded during the six months ended June 30, 2020. The reduction in royalty expenses was driven by the 3% decline in paid downloads due to the impact of COVID-19 as well as a change in the way we remunerate contributors. We expect that our cost of revenue will fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing.   Sales and marketing expenses decreased by $10.7 million, or 12%, to $78.2 million in the six months ended June 30, 2020 compared to the same period in 2019. As a percent of revenue, sales and marketing expenses decreased to 24% for the three months ended June 30, 2020, from 27% for the same period in 2019. This decrease was primarily driven by a $11.2 million decline in marketing spend as we focused resources on more efficient customer acquisition and improved marketing return on investment. In addition, travel and related expense costs declined by $1.0 million due to travel restrictions resulting from COVID-19. These declines were partially offset by $1.8 million in higher employee-related costs, substantially consisting of severance charges. We expect sales and marketing expenses to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses decreased by $3.0 million, or 11%, to $25.6 million in the six months ended June 30, 2020 as compared to $28.6 million for the same period in 2019. This decrease was primarily driven by a$3.7 million reduction in software and other IT-related costs for the six months ended June 30, 2020, as compared to the same period in the prior year, partially offset by $1.4 million of higher employee-related costs, including severance charges. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses decreased by $3.2 million, or 5%, to $55.5 million in the six months ended June 30, 2020 compared to the same period in 2019. This decrease was primarily driven by: (i) lower depreciation and amortization expense of $2.5 million, driven by recognition of $1.5 million of accelerated amortization expense in the second quarter of 2019 in conjunction with the Company’s re-branding of its Editorial product; (ii) lower non-cash compensation expense of $2.2 million, resulting from the Company recognizing non-cash compensation expense for the acceleration of equity awards associated with the departure of an executive officer in the six months ended June 30, 2019, and six months of expense recognized in the six months ended June 30, 2019 for certain performance-based stock awards compared to only four months of expense in the same period in 2020 since these awards became fully expensed in April 2020; (iii) a reduction in expense of $1.8 million, associated with the 2019 accrual of long-term incentives, related to our 2017 acquisition of Flashstock; and (iv) lower professional and consulting fees of $1.8 million for the six months ended June 30, 2020, compared to the same period in 2019. These declines were partially offset by (i) higher employee-related costs of $3.9 million, primarily associated with increased headcount related to ensuring the stability and security of the Company’s technology infrastructure and (ii) a year over year increase of $1.7 million in bad debt expense, driven by $1.1 million of bad debt expense recorded for the six months ended June 30, 2020 and a benefit of $0.6 million recorded in the same period in 2019. We expect to continue to incur general and administrative expenses to support our global operational growth and enhancements to support our reporting and planning functions.
Other Income, Net. During the six months ended June 30, 2020, approximately $1.1 million of other income consisted of interest income which was partially offset by $0.5 million of unfavorable foreign currency fluctuations.
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
Income Taxes.   Income tax expense increased by $3.9 million for the six months ended June 30, 2020 as compared to the same period in 2019. Our effective tax rates for the six months ended June 30, 2020 and 2019 were 19.6% and 14.5%, respectively.
For the six months ended June 30, 2020, the effective tax rate increased by 1.6% as a result of a loss jurisdiction with no tax benefit. Discrete items further increased the effective tax rate by 1.4%. Excluding the discrete items, our effective tax rate would have been 16.6% for the six months ended June 30, 2020. For the six months ended June 30, 2019, the impact of discrete tax items decreased the effective tax rate by 1.8%.
As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

Quarterly Trends
Our operating results may fluctuate from quarter to quarter as a result of a variety of factors, including the effects of some seasonal trends in customer behavior. For example, we expect certain customers’ usage may decrease during the third quarter of each calendar year and may increase in the fourth quarter of each calendar year as demand is generally higher to support marketing campaigns in advance of the fourth quarter holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth trajectory may have overshadowed these effects to date.
In addition, customers’ expenditure on content tends to be discretionary in nature and has been impacted by COVID-19. We cannot estimate when a recovery will occur and therefore, the results of any prior quarterly or annual period should not be relied upon as indicators of our future operating performance.
See Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on April 28, 2020, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents totaling $311.2 million which primarily consisted of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Dividends
We declared and paid cash dividends of $0.34 per share of common stock, or $12.1 million during the six months ended June 30, 2020.
On July 20, 2020, our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on September 17, 2020 to stockholders of record at the close of business on September 3, 2020. Future declaration of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of June 30, 2020, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. During the six months ended June 30, 2020, we did not repurchase any shares of our common stock under the share repurchase program. As of June 30, 2020, we had $100 million of remaining authorization for share repurchases under the share repurchase program.
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

During the six months ended June 30, 2020, shares with an aggregate value of $3.4 million were withheld upon vesting of RSUs and paid in connection with related remittance to taxing authorities.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Future capital expenditures could relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure. See Note 12 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of June 30, 2020.
Cash Flows
The following table summarizes our cash flow data for the six months ended June 30, 2020 and 2019 (in thousands).

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$36,343	$46,743
Net cash used in investing activities	$(15,438)	$(12,478)
Net cash used in financing activities	$(14,905)	$(4,963)
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
Net cash provided by operating activities was $36.3 million for the six months ended June 30, 2020, compared to $46.7 million for the six months ended June 30, 2019. In the six months ended June 30, 2020, operating cash flows were unfavorably impacted by $7.8 million of one-time payments associated with long-term incentives related to our 2017 acquisition of Flashstock. Operating cash flows were also unfavorably impacted by the reduction in revenues and other changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period.
In addition, the Company paid net cash taxes of $0.9 million and $1.5 million, for the six months ended June 30, 2020 and 2019, respectively.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2020 was $15.4 million, consisting primarily of capital expenditures of $14.0 million for internal-use software and website development costs and purchases of software and equipment and $1.6 million paid to acquire the rights to distribute certain digital content in perpetuity.
Cash used in investing activities in the six months ended June 30, 2019 was $12.5 million, consisting primarily of capital expenditures of $13.7 million for internal-use software and website development costs and purchases of software and equipment, and $1.3 million paid to acquire the rights to distribute certain digital content into perpetuity, partially offset by $2.5 million of cash received during the six months ended June 30, 2019 from escrowed funds related to the sale of Webdam, our former digital asset management business, which was sold in February 2018.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2020 was $14.9 million, consisting primarily of $12.1 million related to the payment of the quarterly cash dividend and $3.4 million, which was paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by proceeds of approximately $0.6 million from the issuance of common stock in connection with the exercise of stock options.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $59.2 million. We are also party to a letter of credit as a security deposit for this leased facility, which was reduced from $2.6 million to $1.7 million in February 2020. As of March 31, 2020, the Company is no longer required to provide cash collateral for its letter of credit, and, accordingly, these funds are no longer restricted.
Additionally, as of June 30, 2020, aggregate undiscounted future minimum lease payments under other operating leases are approximately $9.2 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of June 30, 2020, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2020 and for the fiscal years ending December 31, 2021 and 2022 were approximately $18.2 million, $16.5 million and $4.4 million, respectively.

Non-GAAP Financial Measures
To supplement our consolidated financial statements presented in accordance with the accounting principles generally accepted in the United States, or GAAP, our management considers certain financial measures that are not prepared in accordance with GAAP, collectively referred to as non-GAAP financial measures, including adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage), and free cash flow. These non-GAAP financial measures are included solely to provide investors with additional information regarding our financial results and are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Non-GAAP Financial Measures:	(in thousands)
Adjusted EBITDA	$37,032	$25,106	$59,092	$50,648
Adjusted net income	22,162	11,785	31,321	24,189
Free cash flow	$22,383	$19,829	$28,559	$31,740
Revenue growth on a constant currency basis	(1)%	5%	(1)%	7%

These non-GAAP financial measures have not been calculated in accordance with GAAP, should be considered only in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP measures. In addition, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis and free cash flow should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing the business and to, among other things: (i) monitor and evaluate the performance of our business operations, financial performance and overall liquidity; (ii) facilitate management’s internal comparisons of the historical operating performance of its business operations; (iii) facilitate management’s external comparisons of the results of its overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (iv) review and assess the operating performance of our management team and, together with other operational objectives, as a measure in evaluating employee compensation and bonuses; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

Management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share and revenue growth (including by distribution channel) on a constant currency basis are useful to investors because these measures enable investors to analyze our operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to our underlying operating performance; and that revenue growth (including by distribution channel) on a constant currency basis, provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to our business. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing our financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and after excluding the impact of nonrecurring payments associated with long-term incentives related to our 2017 acquisition of Flashstock, and provides them with the same measures that management uses as the basis for making resource allocation decisions.
Our use of non-GAAP financial measures has limitations as an analytical tool, and these measures should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP, as the excluded items may have significant effects on our operating results and financial condition. When evaluating our performance, these non-GAAP financial measures should be considered in addition to other financial performance measures, including various cash flow metrics, net income and our other GAAP results.
Our method for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis and free cash flow, as well as a reconciliation of the differences between adjusted EBITDA, adjusted net income, revenue growth (including by distribution channel) on a constant currency basis and free cash flow, and the most comparable financial measures calculated and presented in accordance with GAAP, are presented below.
Adjusted EBITDA
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, foreign currency transaction gains and losses, expenses related to long-term incentives and contingent consideration related to acquisitions, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)

Net income	$18,987	$3,299	$23,305	$10,821
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	10,851	13,403	21,370	25,319
Non-cash equity-based compensation	3,636	7,751	9,396	12,375
Other adjustments, net(1)	(149)	298	(662)	305
Provision for income taxes	3,707	355	5,683	1,828
Adjusted EBITDA	$37,032	$25,106	$59,092	$50,648
Adjusted EBITDA margin	23.3%	15.5%	18.4%	15.6%
_______________________________________________________________________________
(1)Included in other adjustments, net is foreign currency transaction gains and losses, expenses related to long-term incentives and contingent consideration related to acquisitions, and interest income and expense.

Adjusted Net Income
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, expenses related to long-term incentives and contingent consideration related to acquisitions and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)

Net income	$18,987	$3,299	$23,305	$10,821
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	3,636	7,751	9,396	12,375
Tax effect of non-cash equity-based compensation	(854)	(1,822)	(2,208)	(2,909)
Acquisition-related amortization expense	514	2,407	1,082	3,297
Tax effect of acquisition-related amortization expense	(121)	(498)	(254)	(707)
Acquisition-related long-term incentives and contingent consideration(1)	—	882	—	1,786
Tax effect of acquisition-related long-term incentives and contingent consideration	—	(234)	—	(474)
Adjusted net income	$22,162	$11,785	$31,321	$24,189

Adjusted net income per diluted common share	$0.62	$0.33	$0.87	$0.68
(1)Represents expenses related to long-term incentives and contingent consideration related to our 2017 acquisition of Flashstock.

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)

Reported revenue (in thousands)	$159,230	$161,741	$320,515	$325,073
Revenue growth	(2)%	3%	(1)%	5%
Revenue growth on a constant currency basis	(1)%	5%	(1)%	7%

E-commerce reported revenue (in thousands)	$98,164	$96,993	$197,900	$195,106
E-commerce revenue growth	1%	6%	1%	8%
E-commerce revenue growth on a constant currency basis	2%	7%	2%	10%

Enterprise reported revenue (in thousands)	$61,066	$64,748	$122,615	$129,967
Enterprise revenue growth	(6)%	—%	(6)%	4%
Enterprise revenue growth on a constant currency basis	(5)%	2%	(5)%	6%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition, and, with respect to the three months ended March 31, 2020, a payment associated with long-term incentives related to our 2017 acquisition of Flashstock.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)

Net cash provided by operating activities	$36,343	$46,743
Capital expenditures	(13,966)	(13,726)
Content acquisitions	(1,577)	(1,277)
Payments related to long-term incentives related to acquisitions	7,759	—
Free Cash Flow	$28,559	$31,740

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35% for the six months ended June 30, 2020 and 2019. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the six months ended June 30, 2020, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$32,756	€29,717	$33,460	€29,467	$66,448	€60,095	$66,535	€58,138
British pounds	11,274	£9,039	11,918	£9,191	23,477	£18,509	24,032	£18,447
All other non-U.S. currencies(1)	11,408		11,752		23,203		23,514
Total foreign currency	55,438		57,130		113,128		114,081

U.S. dollar	103,792		104,611		207,387		210,992
Total revenue	$159,230		$161,741		$320,515		$325,073

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
We did not have any long-term borrowings as of June 30, 2020.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Form 10-K, and Part II, “Item 1. Risk Factors” in our first quarter 2020 Form 10-Q, which could materially affect our business, financial condition or future results. During the three months ended June 30, 2020, there were no material changes to these risk factors as described in our 2019 Form 10-K and first quarter 2020 Form 10-Q.

Item 6.  Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1#	Offer Letter, dated February 11, 2020, between the Company and Abraham Muchnick
10.2#	Employment Agreement, dated November 4, 2019, between the Company and Pietro Silvio
10.3
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

SHUTTERSTOCK, INC.

Dated: July 28, 2020	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: July 28, 2020	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)