Form 10-Q
period 2020-09-30
Shutterstock, Inc.
filed 2020-10-27
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-35669
 _____________________________________________________________________
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
As of October 23, 2020, 36,222,746 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2020

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
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat” and “Shutterstock Editor” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$383,127	$303,261
Accounts receivable, net of allowance of $4,051 and $3,579	48,225	47,016
Prepaid expenses and other current assets	19,309	26,703
Total current assets	450,661	376,980
Property and equipment, net	52,686	58,834
Right-of-use assets	40,856	45,453
Intangible assets, net	24,459	26,669
Goodwill	88,727	88,974
Deferred tax assets, net	14,665	14,387
Other assets	16,228	19,215
Total assets	$688,282	$630,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,109	$6,104
Accrued expenses	61,377	53,864
Contributor royalties payable	24,976	25,193
Deferred revenue	144,657	141,922
Other current liabilities	10,111	18,811
Total current liabilities	245,230	245,894
Lease liabilities	42,954	47,313
Other non-current liabilities	9,858	9,160
Total liabilities	298,042	302,367
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 38,776 and 38,055 shares issued and 36,218 and 35,497 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	387	381
Treasury stock, at cost; 2,558 shares as of September 30, 2020 and December 31, 2019	(100,027)	(100,027)
Additional paid-in capital	350,428	312,824
Accumulated comprehensive loss	(9,128)	(6,220)
Retained earnings	148,580	121,187
Total stockholders’ equity	390,240	328,145
Total liabilities and stockholders’ equity	$688,282	$630,512
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$165,227	$159,079	$485,742	$484,152

Operating expenses:
Cost of revenue	60,331	68,635	193,265	206,379
Sales and marketing	36,655	45,614	114,872	134,548
Product development	10,617	13,533	36,171	42,113
General and administrative	28,277	28,114	83,761	86,760
Total operating expenses	135,880	155,896	428,069	469,800
Income from operations	29,347	3,183	57,673	14,352
Other (expense) / income, net	(1,168)	465	(506)	1,945
Income before income taxes	28,179	3,648	57,167	16,297
Provision / (Benefit) for income taxes	5,597	(1,286)	11,280	542
Net income	$22,582	$4,934	$45,887	$15,755

Earnings per share:
Basic	$0.63	$0.14	$1.28	$0.45
Diluted	$0.62	$0.14	$1.27	$0.44

Weighted average shares outstanding:
Basic	35,962	35,309	35,713	35,219
Diluted	36,494	35,541	36,095	35,512
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$22,582	$4,934	$45,887	$15,755
Foreign currency translation loss	(714)	(1,296)	(2,908)	(2,278)
Other comprehensive loss	(714)	(1,296)	(2,908)	(2,278)
Comprehensive income	$21,868	$3,638	$42,979	$13,477

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2020	38,245	$382	2,558	$(100,027)	$319,412	$(8,414)	$132,147	$343,500
Equity-based compensation	—	—	—	—	8,285	—	—	8,285
Issuance of common stock, net of issuance costs	516	5	—	—	23,148	—	—	23,153
Issuance of common stock in connection with employee stock option exercises and RSU vesting	25	—	—	—	—	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(10)	—	—	—	(417)	—	—	(417)
Cash dividends paid	—	—	—	—	—	—	(6,149)	(6,149)
Other comprehensive loss	—	—	—	—	—	(714)	—	(714)
Net income	—	—	—	—	—	—	22,582	22,582
Balance at September 30, 2020	38,776	$387	2,558	$(100,027)	$350,428	$(9,128)	$148,580	$390,240

Three Months Ended September 30, 2019
Balance at June 30, 2019	37,816	$379	2,558	$(100,027)	$299,122	$(7,453)	$111,900	$303,921
Equity-based compensation	—	—	—	—	5,509	—	—	5,509
Issuance of common stock in connection with employee stock option exercises and RSU vesting	222	2	—	—	4,372	—	—	4,374
Common shares withheld for settlement of taxes in connection with equity-based compensation	(32)	(1)	—	—	(1,188)	—	—	(1,189)
Other comprehensive loss	—	—	—	—	—	(1,296)	—	(1,296)
Net income	—	—	—	—	—	—	4,934	4,934
Balance at September 30, 2019	38,006	$380	2,558	$(100,027)	$307,815	$(8,749)	$116,834	$316,253

Nine Months Ended September 30, 2020
Balance at December 31, 2019	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$121,187	$328,145
Cumulative effect of accounting change (Note 1)	—	—	—	—	—	—	(247)	(247)
Balance at January 1, 2020	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$120,940	$327,898
Equity-based compensation	—	—	—	—	17,681	—	—	17,681
Issuance of common stock, net of issuance costs	516	5	—	—	23,148	—	—	23,153
Issuance of common stock in connection with employee stock option exercises and RSU vesting	314	3	—	—	626	—	—	629
Common shares withheld for settlement of taxes in connection with equity-based compensation	(109)	(2)	—	—	(3,851)	—	—	(3,853)
Cash dividends paid	—	—	—	—	—	—	(18,247)	(18,247)
Other comprehensive loss	—	—	—	—	—	(2,908)	—	(2,908)
Net income	—	—	—	—	—	—	45,887	45,887
Balance at September 30, 2020	38,776	$387	2,558	$(100,027)	$350,428	$(9,128)	$148,580	$390,240

Nine Months Ended September 30, 2019
Balance at December 31, 2018	37,618	$376	2,558	$(100,027)	$291,710	$(6,471)	$101,079	$286,667
Equity-based compensation	—	—	—	—	17,884	—	—	17,884
Issuance of common stock in connection with employee stock option exercises and RSU vesting	534	6	—	—	4,590	—	—	4,596
Common shares withheld for settlement of taxes in connection with equity-based compensation	(146)	(2)	—	—	(6,369)	—	—	(6,371)
Other comprehensive loss	—	—	—	—	—	(2,278)	—	(2,278)
Net income	—	—	—	—	—	—	15,755	15,755
Balance at September 30, 2019	38,006	$380	2,558	$(100,027)	$307,815	$(8,749)	$116,834	$316,253
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,887	$15,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,120	37,311
Deferred taxes	(206)	(1,480)
Non-cash equity-based compensation	17,681	17,884
Bad debt expense	1,586	(486)
Changes in operating assets and liabilities:
Accounts receivable	(3,135)	(5,598)
Prepaid expenses and other current and non-current assets	7,184	(655)
Accounts payable and other current and non-current liabilities	5,297	13,284
Long-term incentives related to acquisitions	(7,759)	—
Contributor royalties payable	(183)	2,348
Deferred revenue	2,753	(1,343)
Net cash provided by operating activities	$100,225	$77,020

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,277)	(19,547)
Proceeds from sale of Webdam, net	—	2,500
Acquisition of content	(2,107)	(1,896)
Security deposit release	296	—
Net cash used in investing activities	$(22,088)	$(18,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	23,153	—
Proceeds from exercise of stock options	629	4,596
Cash paid related to settlement of employee taxes related to RSU vesting	(3,861)	(6,371)
Payment of cash dividend	(18,247)	—
Net cash provided by / (used in) financing activities	$1,674	$(1,775)

Effect of foreign exchange rate changes on cash	(2,558)	(1,758)
Net increase in cash, cash equivalents and restricted cash	77,253	54,544

Cash, cash equivalents and restricted cash, beginning of period	305,874	233,465
Cash, cash equivalents and restricted cash, end of period	$383,127	$288,009

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$2,767	$1,487
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
The interim Consolidated Balance Sheet as of September 30, 2020, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, are unaudited. The Consolidated Balance Sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of September 30, 2020, and its consolidated results of operations, comprehensive income and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other future annual or interim period.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements. Actual results could differ from those estimates. Such estimates include, but are not limited to, the determination of the allowance for doubtful accounts, the volume of expected unused licenses for our subscription-based products, the assessment of recoverability of property and equipment, the fair value of acquired goodwill and intangible assets, the amount of non-cash equity-based compensation, the assessment of recoverability of deferred tax assets, the measurement of income tax and contingent non-income tax liabilities and the determination of the incremental borrowing rate used to calculate the lease liability.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash and cash equivalents and restricted cash balances as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020	As of December 31, 2019
Cash and cash equivalents	$383,127	$303,261
Restricted cash	—	2,613
Total cash, cash equivalents and restricted cash	$383,127	$305,874
The Company’s cash and cash equivalents consist of cash on hand, bank deposits and money market funds. These assets are stated at cost, which approximates fair value.
Effective February 2020, the Company was no longer required to provide cash collateral for its letter of credit for its New York City headquarters, and, accordingly, these funds are no longer restricted.
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
During the nine months ended September 30, 2020, the Company recorded bad debt expense of $1.6 million. As of September 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was approximately $4.1 million and $3.6 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2020 and December 31, 2019, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million and $0.3 million, respectively, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
Recently Issued Accounting Standard Updates
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU-2019-12”). ASU 2019-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We are currently in the process of evaluating the effect that ASU 2019-12 will have on the Company’s Consolidated Financial Statements.

(2) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of September 30, 2020 or December 31, 2019.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Other Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate a non-financial asset for impairment, whether due to certain triggering events or because annual impairment testing is required, a resulting asset impairment would require that the non-financial asset be recorded at fair value.
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
On a quarterly basis, the Company evaluates the carrying value of the Preferred Shares for impairment, which includes an assessment of ZCool’s revenue growth, earnings performance, working capital and the general regional market conditions. As of September 30, 2020, no adjustments to the carrying value were identified as a result of this assessment. Changes in performance negatively impacting ZCool’s operating results and cash flows could result in the Company recording an impairment charge on the Preferred Shares in future periods.
As of September 30, 2020 and December 31, 2019, the Company’s total investment in ZCool is $15.0 million, which is reported within other assets on the Consolidated Balance Sheets.

(3) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2020	As of December 31, 2019
Computer equipment and software	$186,364	$165,950
Furniture and fixtures	10,223	10,199
Leasehold improvements	19,310	19,203
Property and equipment	215,897	195,352
Less accumulated depreciation	(163,211)	(136,518)
Property and equipment, net	$52,686	$58,834

Depreciation expense related to property and equipment was $8.4 million and $10.8 million for the three months ended September 30, 2020 and 2019, respectively, and $27.3 million and $31.9 million for the nine months ended September 30, 2020 and 2019, respectively. Cost of revenues includes depreciation expense of $7.5 million and $9.6 million for the three months ended September 30, 2020 and 2019, respectively, and $24.3 million and $28.2 million for the nine months ended September 30, 2020 and 2019, respectively. General and administrative expense includes depreciation expense of $0.9 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $3.0 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $6.1 million and $5.6 million for the three months ended September 30, 2020 and 2019, respectively, and $19.3 million and $17.8 million for the nine months ended September 30, 2020 and 2019, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.

The portion of total depreciation expense related to capitalized internal-use software was $7.1 million and $7.7 million for the three months ended September 30, 2020 and 2019, respectively, and $22.0 million and $22.5 million for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of September 30, 2020 and December 31, 2019, the Company had capitalized internal-use software of $39.0 million and $41.8 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(4) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the nine months ended September 30, 2020.
The following table summarizes the changes in the Company’s goodwill balance during the nine months ended September 30, 2020 (in thousands):

Goodwill
Balance as of December 31, 2019	$88,974
Foreign currency translation adjustment	(247)
Balance as of September 30, 2020	$88,727

Intangible Assets
Intangible assets consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Customer relationships	$17,499	$(10,293)	9	$17,729	$(9,294)
Trade name	6,432	(6,031)	7	6,517	(5,941)
Developed technology	4,791	(4,636)	4	4,841	(4,226)
Contributor content	25,548	(8,998)	9	23,510	(6,626)
Patents	259	(112)	18	259	(100)
Total	$54,529	$(30,070)		$52,856	$(26,187)

Amortization expense was $1.3 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $3.8 million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively. Cost of revenue includes amortization expense of $0.7 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $2.0 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. General and administrative expense includes amortization expense of $0.6 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $1.8 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $1.5 million for the remaining three months of 2020, $5.0 million in 2021, $4.7 million in 2022, $4.3 million in 2023, $3.4 million in 2024, $2.0 million in 2025 and $3.6 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Compensation	$26,613	$20,776
Non-income taxes	17,168	15,332
Website hosting and marketing fees	9,566	8,657
Other expenses	8,030	9,099
Total accrued expenses	$61,377	$53,864

(6) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Stock Offering
On August 14, 2020, the Company completed an offering (the “Stock Offering”), whereby 2,580,000 shares of its common stock were sold to the public at a price to the public of $48.50 per share. The Company sold 516,000 shares of common stock in the Stock Offering and the Company’s Founder and Executive Chairman of the Board sold 2,064,000 shares of common stock in the Stock Offering. The Company received net proceeds from the shares it sold, after deducting underwriting discounts and commissions and offering expenses payable by the Company, of approximately $23.2 million. The Company did not receive any proceeds from the shares sold by the Company’s Founder and Executive Chairman of the Board.
Common Stock
During the three and nine months ended September 30, 2020, the Company issued 516,000 shares of common stock in connection with the Stock Offering. Additionally, the Company issued approximately 15,000 and 191,000 shares of common stock during the three months ended September 30, 2020 and 2019, respectively, and 206,000 and 389,000 for the nine months ended September 30, 2020 and 2019, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock. During the nine months ended September 30, 2020 and 2019, the Company did not repurchase any shares of its common stock under the share repurchase program. As of September 30, 2020, the Company had $100 million of remaining authorization for purchases under the share repurchase program.
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
Dividends
The Company declared and paid cash dividends of $0.17 and $0.51 per share of common stock, or $6.1 million and $18.2 million, during the three and nine months ended September 30, 2020.
On October 19, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on December 16, 2020 to stockholders of record at the close of business on December 3, 2020. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all equity-based payment awards, including employee Restricted Stock Units and Performance-based Restricted Stock Units (“PRSUs” and, collectively with Restricted Stock Units, “RSUs”) and stock options granted under the Company’s Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$125	$55	$275	$245
Sales and marketing	467	366	1,301	1,623
Product development	1,263	1,395	3,456	3,822
General and administrative	6,430	3,693	12,649	12,194
Total	$8,285	$5,509	$17,681	$17,884
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$179	$1,327	$1,909	$4,394
RSUs	8,106	4,182	15,772	13,490
Total	$8,285	$5,509	$17,681	$17,884
Stock Option Awards
During the nine months ended September 30, 2020, the Company granted 53,000 options to purchase shares of its common stock with a weighted average exercise price of $42.96. As of September 30, 2020, there were approximately 346,000 options vested and exercisable with a weighted average exercise price of $34.49. As of September 30, 2020, the total unrecognized compensation charge related to non-vested options was approximately $1.8 million, which is expected to be recognized through 2023.
Restricted Stock Unit Awards
During the nine months ended September 30, 2020, the Company had RSU grants, net of forfeitures, of approximately 603,000. As of September 30, 2020, there are approximately 1,425,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $39.61. As of September 30, 2020, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $35.8 million, which is expected to be recognized through 2023.
During the nine months ended September 30, 2020, shares of common stock with an aggregate value of $3.9 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
E-commerce	$102,816	$96,233	$300,716	$291,339
Enterprise	62,411	62,846	185,026	192,813
Total Revenues	$165,227	$159,079	$485,742	$484,152
The September 30, 2020 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $114.2 million of total revenue recognized for the nine months ended September 30, 2020 was reflected in deferred revenue as of December 31, 2019.

(8) Other (Expense) / Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency loss	$(1,170)	$(626)	$(1,636)	$(1,356)
Interest income, net	2	1,091	1,130	3,301
Total other (expense) / income	$(1,168)	$465	$(506)	$1,945

(9) Income Taxes
The Company’s effective tax rates yielded a net expense of 19.9% for the three months ended September 30, 2020 and a net benefit of 35.3% for the three months ended September 30, 2019. The Company’s effective tax rates yielded a net expense of 19.7% and 3.3% for the nine months ended September 30, 2020 and 2019, respectively.
During the three months ended September 30, 2020, the net effect of discrete items increased the effective tax rate by 2.9%. For the nine months ended September 30, 2020, the effective tax rate increased by 0.9% as a result of a loss jurisdiction with no tax benefit. Discrete items further increased the effective tax rate by 1.8%. Excluding the discrete items, our effective tax rate would have been 17.0% for the three and nine months ended September 30, 2020.
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
During the three and nine months ended September 30, 2020 and during the three months ended September 30, 2019, uncertain tax positions recorded by the Company were not significant. During the nine months ended September 30, 2019, uncertain tax positions recorded by the Company resulted in an expense of $1.0 million. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2020 and 2019.
During the nine months ended September 30, 2020 and 2019, the Company paid net cash taxes of $2.8 million and $1.5 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$22,582	$4,934	$45,887	$15,755
Shares used to compute basic net income per share	35,962	35,309	35,713	35,219
Dilutive potential common shares
Stock options	104	65	70	91
Unvested restricted stock awards	428	167	312	202
Shares used to compute diluted net income per share	36,494	35,541	36,095	35,512
Basic net income per share	$0.63	$0.14	$1.28	$0.45
Diluted net income per share	$0.62	$0.14	$1.27	$0.44

Dilutive shares included in the calculation	1,385	844	1,182	942
Anti-dilutive shares excluded from the calculation	778	1,322	1,024	1,222

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(11) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$59,252	$56,151	$172,481	$171,322
Europe	53,291	51,683	159,294	160,815
Rest of the world	52,684	51,245	153,967	152,015
Total revenue	$165,227	$159,079	$485,742	$484,152
 The United States, included in North America in the above table, accounted for 32% of consolidated revenue for the nine months ended September 30, 2020 and 2019. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of September 30,	As of December 31,
	2020	2019
North America	$45,435	$51,954
Europe	6,942	6,541
Rest of the world	309	339
Total long-lived tangible assets	$52,686	$58,834
The United States, included in North America in the above table, accounted for 76% and 79% of total long-lived tangible assets as of September 30, 2020 and December 31, 2019, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(12) Commitments and Contingencies
As of September 30, 2020, the Company had total non-lease obligations in the amount of approximately $35.5 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2020, the Company’s non-lease obligations for the remainder of 2020 and for the years ending December 31, 2021 and 2022 were approximately $12.9 million, $18.2 million and $4.4 million, respectively.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of September 30, 2020, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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
Over 1.9 million active, paying customers contributed to our revenue for the twelve-month period ended September 30, 2020. As of September 30, 2020, more than 1.5 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 350 million images and more than 20 million footage clips. This makes our collection of content one of the largest of its kind, and we delivered approximately 134.2 million paid downloads to our customers across all of our brands during the nine months ended September 30, 2020.
Through our platform, we generate revenue by licensing content to our customers. During the nine months ended September 30, 2020, 62% of our revenue and the majority of our content licenses came from our E-commerce sales channel.
E-commerce customers have the flexibility of choosing content plans that provide a large volume of content for their creative process. We also offer simple, affordable, smaller plans and other products where customers have an option to pay for individual content licenses at the time of delivery. Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. Our dedicated Enterprise sales, service, client success and research teams are able to provide a number of enhancements to their creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our E-commerce platform. Our Enterprise sales channel provided approximately 38% of our revenue during the nine months ended September 30, 2020.
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
COVID-19 Update
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Our operations have been impacted by office closures globally and restrictions on employee travel and in-person meetings, however, we have generally been able to deliver our services remotely. The economic uncertainty caused by COVID-19 has had an impact on our customers and their ability to spend marketing budgets on our products, which has resulted in an unfavorable impact, to varying degrees geographically, on our revenue growth and number of paid downloads for the nine months ended September 30, 2020. See Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on April 28, 2020, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Operating Metrics
We regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Subscribers (end of period)	255,000	184,000	255,000	184,000
Subscriber revenue (in millions)	$67.6	$60.1	$194.2	$176.0

Average revenue per customer (trailing twelve months)	$328	$327	$328	$327
Paid downloads (in millions)	43.4	46.3	134.2	140.1
Revenue per download	$3.79	$3.40	$3.60	$3.42
Content in our collection (end of period, in millions):
Images	350	297	350	297
Footage clips	20	16	20	16

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
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from custom content and revenue that is not derived from or associated with content licenses. This metric captures any changes in our pricing, including changes resulting from the impact of competitive pressures, as well as the mix of licensing options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. Changes in revenue per download are primarily driven by the introduction of new product offerings, changes in product mix and customer utilization of our products.
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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
E-commerce	$102,816	$96,233	$300,716	$291,339
Enterprise	62,411	62,846	185,026	192,813
Total Revenues	$165,227	$159,079	$485,742	$484,152

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
Other (Expense) / Income, Net. Other (expense) / income, net consists of non-operating costs such as foreign currency transaction gains and losses in addition to interest income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statements of Operations:
Revenue	$165,227	$159,079	$485,742	$484,152
Operating expenses:
Cost of revenue	60,331	68,635	193,265	206,379
Sales and marketing	36,655	45,614	114,872	134,548
Product development	10,617	13,533	36,171	42,113
General and administrative	28,277	28,114	83,761	86,760
Total operating expenses	135,880	155,896	428,069	469,800
Income from operations	29,347	3,183	57,673	14,352
Other (expense) / income, net	(1,168)	465	(506)	1,945
Income before income taxes	28,179	3,648	57,167	16,297
Provision / (Benefit) for income taxes	5,597	(1,286)	11,280	542
Net income	$22,582	$4,934	$45,887	$15,755

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	37%	43%	40%	43%
Sales and marketing	22%	29%	24%	28%
Product development	6%	9%	7%	9%
General and administrative	17%	18%	17%	18%
Total operating expenses	82%	98%	88%	97%
Income from operations	18%	2%	12%	3%
Other (expense) / income, net	(1)%	—%	—%	—%
Income before income taxes	17%	2%	12%	3%
Provision / (Benefit) for income taxes	3%	(1)%	2%	—%
Net income	14%	3%	9%	3%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended September 30, 2020 and 2019
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$165,227	$159,079	$6,148	4%
Operating expenses:
Cost of revenue	60,331	68,635	(8,304)	(12)
Sales and marketing	36,655	45,614	(8,959)	(20)
Product development	10,617	13,533	(2,916)	(22)
General and administrative	28,277	28,114	163	1
Total operating expenses	135,880	155,896	(20,016)	(13)
Income from operations	29,347	3,183	26,164	822
Other (expense) / income, net	(1,168)	465	(1,633)	*
Income before income taxes	28,179	3,648	24,531	672
Provision / (Benefit) for income taxes	5,597	(1,286)	6,883	*
Net income	$22,582	$4,934	$17,648	358%
__________________________________
*    Percentage change is not meaningful
Revenue
Revenue increased by $6.1 million, or 4%, to $165.2 million in the three months ended September 30, 2020 compared to the same period in 2019. On a constant currency basis, revenue increased approximately 3%, in the three months ended September 30, 2020, compared to the same period in 2019.
The Company’s E-commerce revenues increased by 7%, to $102.8 million in the three months ended September 30, 2020, compared to the same period in 2019. On a constant currency basis, the Company’s E-commerce revenues increased by 6% in the three months ended September 30, 2020, compared to the same period in 2019. During the three months ended September 30, 2020, growth in our E-commerce sales channel was primarily driven by increased subscriber revenue.
The Company’s Enterprise revenues decreased by 1%, to $62.4 million in the three months ended September 30, 2020, compared to the same period in 2019. Foreign currency fluctuations did not have a significant impact on Enterprise revenues in the three months ended September 30, 2020, compared to the same period in 2019. We are in the midst of implementing changes to improve performance, including optimizing the sales organization, updating product offerings and making further platform investments, which we believe will improve our Enterprise sales channel operations.
Revenue growth for the three months ended September 30, 2020 was also unfavorably affected by the global COVID-19 pandemic and its impact on our customers and their ability to spend marketing budgets on our products. We expect COVID-19 to continue to have an unfavorable impact on our 2020 revenues.
In the three months ended September 30, 2020 and 2019, we delivered 43.4 million and 46.3 million paid downloads, respectively, and our revenue per download was $3.79 and $3.40 for the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, the 6% decrease in the number of paid downloads compared to the same period in 2019, is due to lower customer utilization of our products. We believe that the decline in usage during the quarter is partially attributable to COVID-19.
Changes in our revenue by region were as follows: revenue from North America increased by $3.1 million, or 6%, to $59.3 million, revenue from Europe increased by $1.6 million, or 3%, to $53.3 million and revenue from outside Europe and North America increased by $1.4 million, or 3%, to $52.7 million, in the three months ended September 30, 2020 compared to the same period in 2019.

Costs and Expenses
Cost of Revenue. Cost of revenue decreased by $8.3 million, or 12% to $60.3 million in the three months ended September 30, 2020 compared to the same period in 2019, due to lower royalty expense, content procurement costs and depreciation and amortization expense, partially offset by higher costs associated with hardware and software licenses as well as increased credit card fees. The reduction in royalty expenses was driven by the 6% decline in paid downloads as well as a modification in the way we compensate contributors. We expect that our cost of revenue will fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing. Sales and marketing expenses decreased by $9.0 million, or 20%, to $36.7 million in the three months ended September 30, 2020 compared to the same period in 2019. As a percent of revenue, sales and marketing expenses decreased to 22% for the three months ended September 30, 2020, from 29% for the same period in 2019. This decrease was primarily driven by a $7.7 million decline in marketing spend as we focused resources on more efficient customer acquisition and improved marketing return on investment. In addition, travel and related expense costs declined by $0.5 million due to travel restrictions resulting from COVID-19. We expect sales and marketing expenses to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $2.9 million, or 22%, to $10.6 million in the three months ended September 30, 2020 compared to the same period in 2019. This decrease was driven by (i) a reduction in software and other IT-related costs and (ii) lower employee and third-party contractor related costs, net of capitalized labor, for the three months ended September 30, 2020, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $0.2 million, to $28.3 million in the three months ended September 30, 2020 compared to the same period in 2019. This increase was primarily driven by higher non-cash compensation expense of $2.6 million, attributable to certain performance-based awards, and an increase in bad debt expense of $0.4 million. These increases were partially offset by: (i) lower professional and consulting fees of $1.0 million, during the three months ended September 30, 2020, compared to the same period in 2019; (ii) a reduction in expense of $0.9 million, associated with the 2019 accrual of long-term incentives, related to our 2017 acquisition of Flashstock Technology, Inc. (“Flashstock”), and (iii) lower depreciation and amortization expense of $0.4 million.
Other (Expense) / Income, Net. In the three months ended September 30, 2020, other (expense) / income, net substantially consisted of $1.2 million of unfavorable foreign currency fluctuations.
During the three months ended September 30, 2019, approximately $1.1 million of other (expense) / income, net consisted of interest income which was partially offset by $0.6 million of unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $6.9 million for the three months ended September 30, 2020 as compared to the same period in 2019. Our effective tax rates yielded a net expense of 19.9% and a net benefit of 35.3% for the three months ended September 30, 2020 and 2019, respectively.
For the three months ended September 30, 2020, the net effect of discrete items increased the effective tax rate by 2.9%. Excluding these items, our effective tax rate would have been 17.0% for the three months ended September 30, 2020.
For the three months ended September 30, 2019, the net effect of discrete items decreased the effective tax rate by 51.6%. For the three months ended September 30, 2019, we incurred a discrete tax benefit related primarily to the release of reserves for uncertain tax positions due to a lapse in the statute of limitations and the effect of the foreign-derived intangible income deduction claimed on the Company’s 2018 tax return, which was substantially completed in the third quarter of 2019. Excluding the discrete items, our effective tax rate would have been 16.3% for the three months ended September 30, 2019.
As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$485,742	$484,152	$1,590	—%
Operating expenses:
Cost of revenue	193,265	206,379	(13,114)	(6)%
Sales and marketing	114,872	134,548	(19,676)	(15)%
Product development	36,171	42,113	(5,942)	(14)%
General and administrative	83,761	86,760	(2,999)	(3)%
Total operating expenses	428,069	469,800	(41,731)	(9)%
Income from operations	57,673	14,352	43,321	302%
Other (expense) / income, net	(506)	1,945	(2,451)	*
Income before income taxes	57,167	16,297	40,870	251%
Provision for income taxes	11,280	542	10,738	1,981%
Net income	$45,887	$15,755	$30,132	191%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $1.6 million, or 0.3%, to $485.7 million in the nine months ended September 30, 2020 compared to the same period in 2019. On a constant currency basis, revenue increased approximately 1% in the nine months ended September 30, 2020, compared to the same period in 2019.
The Company’s E-commerce revenues increased by 3%, to $300.7 million in the nine months ended September 30, 2020, compared to the same period in 2019. Foreign currency fluctuations did not have a significant impact on E-commerce revenues in the nine months ended September 30, 2020, compared to the same period in 2019. During the nine months ended September 30, 2020, growth in our E-commerce sales channel was primarily driven by increased subscriber revenue.
The Company’s Enterprise revenues decreased by 4%, to $185.0 million in the nine months ended September 30, 2020, compared to the same period in 2019. Foreign currency fluctuations did not have a significant impact on Enterprise revenues in the nine months ended September 30, 2020, compared to the same period in 2019. We are in the midst of implementing changes to improve performance, including optimizing the sales organization, updating product offerings and making further platform investments, which we believe will improve our Enterprise sales channel operations.
Revenue growth for the nine months ended September 30, 2020 was also unfavorably affected by the global COVID-19 pandemic and its impact on our customers and their ability to spend marketing budgets on our products. We expect COVID-19 to continue to have an unfavorable impact on our 2020 revenues.
In the nine months ended September 30, 2020 and 2019, we delivered 134.2 million and 140.1 million paid downloads, respectively, and our revenue per download increased to $3.60 for the nine months ended September 30, 2020, from $3.42 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the 4% decrease in the number of paid downloads compared to the same period in 2019, is due to lower customer utilization of our products. We believe that the decline in usage during the nine months ended September 30, 2020, compared to the same period in 2019, is partially attributable to COVID-19.
Changes in our revenue by region were as follows: revenue from North America increased by $1.2 million, or 1%, to $172.5 million, revenue from Europe decreased by $1.5 million, or 1%, to $159.3 million and revenue from outside Europe and North America increased by $2.0 million, or 1%, to $154.0 million, in the nine months ended September 30, 2020 compared to the same period in 2019.

Costs and Expenses
Cost of Revenue.   Cost of revenue decreased by $13.1 million, or 6%, to $193.3 million in the nine months ended September 30, 2020 compared to the same period in 2019, due to lower royalty expense, content procurement costs and depreciation and amortization expense, partially offset by higher costs associated with website hosting, hardware and software licenses as well as increased credit card fees. In addition, severance charges of $1.2 million were recorded during the nine months ended September 30, 2020. The reduction in royalty expenses was driven by the 4% decline in paid downloads as well as a modification in the way we compensate contributors. We expect that our cost of revenue will fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing.   Sales and marketing expenses decreased by $19.7 million, or 15%, to $114.9 million in the nine months ended September 30, 2020 compared to the same period in 2019. As a percent of revenue, sales and marketing expenses decreased to 24% for the nine months ended September 30, 2020, from 28% for the same period in 2019. This decrease was primarily driven by a $18.9 million decline in marketing spend as we focused resources on more efficient customer acquisition and improved marketing return on investment. In addition, travel and related expense costs declined by $1.6 million due to travel restrictions resulting from COVID-19. These declines were partially offset by $1.8 million in higher employee-related costs, substantially consisting of severance charges. We expect sales and marketing expenses to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses decreased by $5.9 million, or 14%, to $36.2 million in the nine months ended September 30, 2020 as compared to $42.1 million for the same period in 2019. This decrease was primarily driven by a $4.7 million reduction in software and other IT-related costs for the nine months ended September 30, 2020, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses decreased by $3.0 million, or 3%, to $83.8 million in the nine months ended September 30, 2020 compared to the same period in 2019. This decrease was primarily driven by: (i) lower depreciation and amortization expense of $2.9 million, driven by recognition of $1.5 million of accelerated amortization expense in the second quarter of 2019 in conjunction with the Company’s re-branding of its Editorial product; (ii) lower professional and consulting fees of $2.8 million for the nine months ended September 30, 2020, compared to the same period in 2019; and (iii) a reduction in expense of $2.7 million, associated with the 2019 accrual of long-term incentives, related to our 2017 acquisition of Flashstock. These declines were partially offset by (i) higher employee-related costs of $4.4 million for the nine months ended September 30, 2020 as compared to the same period in 2019; and (ii) a year over year increase of $2.1 million in bad debt expense, driven by $1.6 million of bad debt expense recorded for the nine months ended September 30, 2020 and a benefit of $0.5 million recorded in the same period in 2019.
Other (Expense) / Income, Net. During the nine months ended September 30, 2020, approximately $1.1 million of other (expense) / income, net consisted of interest income and $1.6 million of unfavorable foreign currency fluctuations.
During the nine months ended September 30, 2019, approximately $3.3 million of other (expense) / income, net consisted of interest income which was partially offset by $1.4 million of unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.   Income tax expense increased by $10.7 million for the nine months ended September 30, 2020 as compared to the same period in 2019. Our effective tax rates for the nine months ended September 30, 2020 and 2019 were 19.7% and 3.3%, respectively.
For the nine months ended September 30, 2020, the effective tax rate increased by 0.9% as a result of a loss jurisdiction with no tax benefit. Discrete items further increased the effective tax rate by 1.8%. Excluding the discrete items, our effective tax rate would have been 17.0% for the nine months ended September 30, 2020.
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

Liquidity and Capital Resources
As of September 30, 2020, we had cash and cash equivalents totaling $383.1 million which primarily consisted of bank balances and money market funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Stock Offering
On August 14, 2020, we completed the Stock Offering, whereby 2,580,000 shares of our common stock were sold to the public at a price to the public of $48.50 per share. We sold 516,000 shares of common stock in the Stock Offering and our Founder and Executive Chairman of the Board sold 2,064,000 shares of common stock in the Stock Offering. We received net proceeds from the shares sold, of approximately $23.2 million, after deducting underwriting discounts and commissions and offering expenses payable. We did not receive any proceeds from the shares sold by the Company’s Founder and Executive Chairman of the Board.
Dividends
We declared and paid cash dividends of $0.51 per share of common stock, or $18.2 million during the nine months ended September 30, 2020.
On October 19, 2020, our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on December 16, 2020 to stockholders of record at the close of business on December 3, 2020. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of September 30, 2020, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. During the nine months ended September 30, 2020, we did not repurchase any shares of our common stock under the share repurchase program. As of September 30, 2020, we had $100 million of remaining authorization for share repurchases under the share repurchase program.

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
During the nine months ended September 30, 2020, shares with an aggregate value of $3.9 million were withheld upon vesting of RSUs and paid in connection with related remittance to taxing authorities.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Future capital expenditures could relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure. See Note 12 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of September 30, 2020.
Cash Flows
The following table summarizes our cash flow data for the nine months ended September 30, 2020 and 2019 (in thousands).

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$100,225	$77,020
Net cash used in investing activities	$(22,088)	$(18,943)
Net cash provided by / (used in) financing activities	$1,674	$(1,775)
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
Net cash provided by operating activities was $100.2 million for the nine months ended September 30, 2020, compared to $77.0 million for the nine months ended September 30, 2019. In the nine months ended September 30, 2020, operating cash flows were favorably impacted from our increased operating income, partially offset by $7.8 million in one-time payments associated with long-term incentives related to our 2017 acquisition of Flashstock, and changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period.
In addition, the Company paid net cash taxes of $2.8 million and $1.5 million, for the nine months ended September 30, 2020 and 2019, respectively.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2020 was $22.1 million, consisting primarily of capital expenditures of $20.3 million for internal-use software and website development costs and purchases of software and equipment and $2.1 million paid to acquire the rights to distribute certain digital content in perpetuity.
Cash used in investing activities in the nine months ended September 30, 2019 was $18.9 million, consisting primarily of capital expenditures of $19.5 million for internal-use software and website development costs and purchases of software and equipment, and $1.9 million paid to acquire the rights to distribute certain digital content into perpetuity, partially offset by $2.5 million of cash received during the nine months ended September 30, 2019 from escrowed funds related to the sale of Webdam, our former digital asset management business, which was sold in February 2018.

Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2020 was $1.7 million, consisting primarily of $23.2 million of proceeds from our Stock Offering, after deducting underwriting discounts, commissions and offering expenses paid and approximately $0.6 million received from the issuance of common stock in connection with the exercise of stock options. These amounts were partially offset by $18.2 million, related to the payment of the quarterly cash dividend, and $3.9 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $57.8 million. We are also party to a letter of credit as a security deposit for this leased facility, which was reduced from $2.6 million to $1.7 million in February 2020. As of March 31, 2020, the Company is no longer required to provide cash collateral for its letter of credit, and, accordingly, these funds are no longer restricted.
Additionally, as of September 30, 2020, aggregate undiscounted future minimum lease payments under other operating leases are approximately $8.6 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of September 30, 2020, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2020 and for the fiscal years ending December 31, 2021 and 2022 were approximately $12.9 million, $18.2 million and $4.4 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Non-GAAP Financial Measures:	(in thousands)
Adjusted EBITDA	$47,382	$21,566	$106,474	$72,214
Adjusted net income	29,326	10,324	60,647	34,513
Free cash flow	$57,041	$23,837	$85,600	$55,577
Revenue growth on a constant currency basis	3%	6%	1%	7%

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

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Net income	$22,582	$4,934	$45,887	$15,755
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	9,750	11,992	31,120	37,311
Non-cash equity-based compensation	8,285	5,509	17,681	17,884
Other adjustments, net(1)	1,168	417	506	722
Provision / (Benefit) for income taxes	5,597	(1,286)	11,280	542
Adjusted EBITDA	$47,382	$21,566	$106,474	$72,214
Adjusted EBITDA margin	28.7%	13.6%	21.9%	14.9%
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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Net income	$22,582	$4,934	$45,887	$15,755
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	8,285	5,509	17,681	17,884
Tax effect of non-cash equity-based compensation(2)	(1,947)	(1,295)	(4,155)	(4,204)
Acquisition-related amortization expense	531	690	1,613	3,987
Tax effect of acquisition-related amortization expense(2)	(125)	(162)	(379)	(869)
Acquisition-related long-term incentives and contingent consideration(1)	—	882	—	2,668
Tax effect of acquisition-related long-term incentives and contingent consideration(2)	—	(234)	—	(708)
Adjusted net income	$29,326	$10,324	$60,647	$34,513

Adjusted net income per diluted common share	$0.80	$0.29	$1.68	$0.97
(1)Represents expenses related to long-term incentives and contingent consideration related to our 2017 acquisition of Flashstock.
(2)Tax effect reflects the estimated impact of the adjustment on the provision for income taxes.

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Reported revenue (in thousands)	$165,227	$159,079	$485,742	$484,152
Revenue growth	4%	5%	—%	5%
Revenue growth on a constant currency basis	3%	6%	1%	7%

E-commerce reported revenue (in thousands)	$102,816	$96,233	$300,716	$291,339
E-commerce revenue growth	7%	8%	3%	8%
E-commerce revenue growth on a constant currency basis	6%	10%	3%	10%

Enterprise reported revenue (in thousands)	$62,411	$62,846	$185,026	$192,813
Enterprise revenue growth	(1)%	—%	(4)%	2%
Enterprise revenue growth on a constant currency basis	(1)%	1%	(4)%	4%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition, and, with respect to the nine months ended September 30, 2020, a payment associated with long-term incentives related to our 2017 acquisition of Flashstock.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)

Net cash provided by operating activities	$63,882	$30,277	$100,225	$77,020
Capital expenditures	(6,311)	(5,821)	(20,277)	(19,547)
Content acquisitions	(530)	(619)	(2,107)	(1,896)
Payments related to long-term incentives related to acquisitions	—	—	7,759	—
Free Cash Flow	$57,041	$23,837	$85,600	$55,577

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35% for the nine months ended September 30, 2020 and 2019. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the nine months ended September 30, 2020, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$32,949	€28,940	$31,716	€28,190	$99,397	€60,095	$98,251	€86,328
British pounds	12,439	£9,743	11,933	£9,549	35,916	£18,509	35,965	£27,996
All other non-U.S. currencies(1)	12,567		11,620		35,770		35,133
Total foreign currency	57,955		55,269		171,083		169,349

U.S. dollar	107,272		103,810		314,659		314,803
Total revenue	$165,227		$159,079		$485,742		$484,152

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
We did not have any long-term borrowings as of September 30, 2020.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Form 10-K, and Part II, “Item 1. Risk Factors” in our first quarter 2020 Form 10-Q, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2020, there were no material changes to these risk factors as described in our 2019 Form 10-K and first quarter 2020 Form 10-Q.

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

SHUTTERSTOCK, INC.

Dated: October 27, 2020	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: October 27, 2020	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)