Form 10-K
period 2020-12-31
Shutterstock, Inc.
filed 2021-02-11
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-35669
__________________________________________________________________________________________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates was $683,773,306, based on the last reported sale price of the registrant’s common stock on that date. This calculation excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the outstanding common stock of the registrant at June 30, 2020. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On February 5, 2021, 36,256,136 shares of the registrant’s common stock were outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Form 10-K
For the Fiscal Year Ended December 31, 2020

PART I

FORWARD-LOOKING STATEMENTS
        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future dividends, new or planned features, products or services, management strategies and the COVID-19 pandemic. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “anticipates,” “believes,” “estimates,” “intends,” “plans” and other similar expressions. However, not all forward-looking statements contain these words. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Shutterstock Editorial,” “Shutterstock Select,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat” and “Shutterstock Editor” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.    Business.
Overview
Shutterstock, Inc. is a leading global creative platform offering full-service solutions, high-quality content, and tools for brands, businesses and media companies. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
The content licensed by our customers includes:
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
•3D Models - following our acquisition of TurboSquid, Inc. on February 1, 2021, we now offer 3D models, used in industries such as advertising, media & video production, gaming, retail, education, design and architecture.
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
We believe that we benefit from scale and network effects between customers and contributors. We have managed to build a world class library of images, footage clips and music, sourced from our vast network of contributors. Our extensive content library and contributor network enables us to attract a global and diverse customer base representing businesses of all sizes and from all major industries. Our robust content and rich database continue to attract more customers and draw more contributors, which enhances our network effects and global reach. We believe the success of this network effect is facilitated by the trust that users place in Shutterstock to maintain the quality and integrity of our branded marketplace, and our commitment to seamless integration into users’ creative workflows.
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
Our high-quality content is distributed to customers under the following brands: Shutterstock, our flagship brand, Bigstock, Offset and PremiumBeat. Our Shutterstock brand includes various content types and offerings such as image, footage, editorial, music and studios. Bigstock maintains a separate content library tailored for creators seeking to incorporate cost-effective imagery into their projects. Our Offset brand provides authentic and exceptional content for high-impact use cases that require extraordinary images, featuring work from top assignment photographers and illustrators from around the world. PremiumBeat’s library of exclusive high-quality music tracks provides producers, filmmakers and marketers the ability to search handpicked production music from the world’s leading composers.

Our tools are provided to enhance our customers’ project management needs and to enable efficient search capabilities. These include:
•Our robust search engine, with highly sophisticated search capabilities, leverages our artificial intelligence (“AI”) based search algorithms to enhance the speed and curation of images, footage and audio files. We obtain a high volume of data generated from these user searches and content downloads, which enables us to continuously improve our search algorithms. Our behavioral and keyword data, along with our investments in technology and our experience in developing AI-based search algorithms, enable us to deliver a rich user experience by increasing the chances that our users can efficiently find the content they require.
•Shutterstock Editor and Editor Pro are feature-filled cloud-based workflow tools that provide a robust solution for creators to quickly size, edit and enhance images for immediate use in presentations, social media posts or advertisements. These tools are designed to simplify the process of editing Shutterstock’s millions of photos and illustrations into compelling presentations.
Also, our Application Programming Interface (API) driven infrastructure further enhances and streamlines our customers’ workflow and project management needs by allowing businesses to gain access to our content without leaving their platform. Through our API, content can be integrated into the platforms of our Enterprise sales channel customers and can also be distributed to end users through our partnerships with several social media, software and marketing technology platforms including Microsoft Audience Network, Facebook Ads, Hubspot, Google Ads and Wix. In addition, we have developed plug-ins that our customers can use to seamlessly access our content directly from Apple’s Final Cut Pro® X video editing application, several Microsoft applications, Adobe Creative Cloud® desktop applications and Google SlidesTM.
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
Customer sales are diversified across the following channels:
•E-commerce: The majority of our customers license content directly through our self-service web properties, including our Shutterstock.com, bigstock.com and premiumbeat.com websites. We offer a variety of subscription plans across images, footage and music content. Customers in our e-commerce sales channel have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. Customers in our e-commerce sales channel generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
•Enterprise: We offer tailored and turnkey solutions to customers with unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from our API platform as well as access to Shutterstock Editorial, which includes our library of editorial images and videos and Shutterstock Studios, our offering which provides custom, high-quality content matched with production tools and services. Our range of solutions, including the depth of our API integration, appeals to a broad and diverse customer base and enables us to adapt and evolve with the needs of our more high touch clients to deliver capabilities that embed deep within their workflows.
•Other: Our Other sales channel historically included revenue from Webdam’s digital asset management offerings which were made available through annual software-as-a-service subscription plans. On February 26, 2018, we completed a sale transaction of our digital asset management business (the “Sale of Webdam”) for an aggregate purchase price of $49.1 million.

Revenues generated from each of the sales channels are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
E-commerce	$412,521	$392,241	$365,730	$332,376	$318,916
Enterprise	254,165	258,282	254,809	208,713	164,384
Other	—	—	2,711	16,022	11,017
Total Revenue (1)	$666,686	$650,523	$623,250	$557,111	$494,317
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
Our Customers
We serve a diverse array of customers across a variety of industries, organizational sizes and geographies. For the year ended December 31, 2020, over 2.0 million customers in more than 150 countries licensed revenue-generating content, with approximately 35%, 33% and 31% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Our top 25 customers in the aggregate accounted for less than 7% of our revenue in 2020. Our customers are typically classified among three categories, as follows:
•Corporate Professionals and Organizations.    Marketing and communications professionals incorporate licensed content in the work they produce for their organizational or clients’ business communications. Whether providing graphic design, web design, interactive design, advertising, public relations, communications or marketing materials, these professional users and teams support organizations of various sizes including the largest global agencies, large not-for-profit organizations and Fortune 500 companies.
•Media and Broadcast Companies.    Media organizations and professionals incorporate licensed content into their work, which includes digital publications, newspapers, books, magazines, television and film, as well as to market their products effectively. Our media and broadcast users range from independent bloggers to multi-national publishing, broadcast and production organizations.
•Small and Medium-Sized Businesses and Individual Creators.    Organizations of all sizes utilize creative content for a wide range of internal- and external-use communications such as websites, print and digital advertisements, merchandise, brochures, employee communications, newsletters, social media, email marketing campaigns and other presentations. These organizations and users vary in size and type of organization and include prosumers ranging from sole proprietors to social media influencers.

As the use cases for our creative solutions expand, we believe our customers are seeking alternative means to consume our offerings. As a result, we have seen strong growth in customers purchasing monthly subscription products. Our subscriptions provide for a fixed number of content licenses that may be downloaded during the month. Our subscription-based pricing model makes the creative process easier because customers can download content in our collection for use in their creative process without incremental costs, which provides greater creative freedom and helps improve work product. Customers may also purchase licenses through other contractual plans where the customer commits to buy a predetermined quantity of content licenses that may be downloaded over a period of time, generally between one month to one year. For users who need less content, individual content licenses may also be purchased on a transactional basis, paid for at the time of download.

Customers that purchase one of our monthly recurring products for a continuous period of at least three months are considered subscribers. Our number of subscribers and our subscriber revenue have grown by 45% and 12%, respectively, as of December 31, 2020 compared to December 31, 2019. Subscriber growth has outpaced subscriber revenue growth due to the popularity and expansion of our smaller subscription plans. Our quarterly number of subscribers and subscriber revenue are as follows:

Content Contributors and Content Review Process
Our collection of content is provided by a community of contributors from around the world and is vetted through our proprietary technology and by a specialized team of reviewers to ensure that it meets our standards of quality and licensability. Whether photographers, videographers, illustrators, designers or musicians, our community of more than 1.6 million approved contributors as of December 31, 2020 ranges from part-time enthusiasts to full-time professionals, and all content from our contributors is reviewed to ensure it meets our quality standards. The content contributed by our five highest-earning contributors was together responsible for less than 5% of downloads in 2020, demonstrating the breadth and depth of our contributor population.
The breadth and quality of our content offerings are critical to our success, and we have created an easy-to-use online and mobile account creation process, where we enable contributors to create an account, become verified, submit content, and once approved for submission, upload content onto our platform for licensing. Our contributor website and mobile application operate in 21 languages and contributors can register and upload content directly within the mobile application.
We use proprietary computer vision technology along with a trained team of reviewers to complete a comprehensive evaluation of all content submissions.  Our content review process is highly efficient, and our content review team generally evaluates and processes images and footage within 24 hours of submission to make them available for license on our sites, while working to continually improve our process to reduce review time.
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
We evaluate submissions based on certain technical and legal criteria to ensure we maintain the quality and integrity of our content library, including whether applicable releases have been obtained, whether third-party intellectual property is excluded and seeking to minimize other technical concerns such as excess noise or focus issues. As of December 31, 2020, over 575 million images and footage clips have been submitted from verified contributor accounts. For each content submission that is not approved during the review process, we notify the contributor by email with an explanation why the image was not published, including guidance on our standards and insight into customers’ expectations. We believe that this feedback is valuable to contributors and enhances the quality of future content submissions as well as our customers’ experience.

Content accepted into our collection is added to our web properties where it is available for search, selection, license and download. Contributors are paid based on how many times their content has been licensed in the previous month. Contributors may choose to remove their content from our collection, subject to the terms of service that govern our contributor relationships.
We provide valuable tools and insights to our contributors. Our contributors can monitor download activity by content type and geography, as well as by self-defined imagery themes. We also provide data on search trends, allowing content creators to see which images and subjects are popular on our site, and to plan new content themes accordingly. We operate a forum for the photographers, videographers, illustrators and composers that make up our contributor community, allowing them to share tips with one another and to showcase their work. Our rigorous acceptance standards for new submissions provide contributors with a sense of challenge, accomplishment and exclusivity that makes our forums more useful and valuable.
Contributors of content typically earn a royalty each time their work is licensed. Contributors earn royalties based on our published earnings schedule that is based on annual licensing volume, which determines the contributor’s earnings tier and the purchase option under which the content was licensed.
In addition to content sourced through direct submission to our e-commerce platform, we also obtain all types of content through exclusive distribution agreements with strategic partners or through the direct acquisition of content, content libraries or archives. In certain cases, we enter into arrangements with contributors or strategic partners whereby we guarantee a minimum royalty, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. When we license content that has been obtained through direct acquisition, we pay no royalties. We continuously enhance our collection through the direct acquisition of content and by entering into other strategic agreements and partnerships and we continue to seek opportunities for direct acquisition and strategic partnerships to enhance our collection and provide customers with relevant and high-quality content.
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
Our customer-facing software enables users to search the millions of images, vectors, illustrations, footage and music tracks available in our collection or request custom branded content and then select, organize, pay for, license and download the content that suits their individual needs. Our search platform evolves automatically based on behavioral data, with each search and download that a user performs on our platform providing our search engine with additional information to improve search results in subsequent queries. We consider the data that we have collected and the search technology that it powers to be an important proprietary asset and competitive advantage that allows us to provide exceptional service to our customers and enable our business. We continuously invest in the localization of our creative platform across many countries and regions, allowing customers to search and make purchases in a variety of languages and currencies.
Further, we have continued to build and launch innovations to the customer experience. Over the last few years, we have launched additional tools on our platform, such as our image editing tools, Shutterstock Editor and our Shutterstock Editor software development kit (SDK), as well as integrations with third party creative tools, content management systems (CMS) and workflow platforms to further improve the customer’s workflow and eliminate time-consuming steps in the creative process. We continued to improve the features, functionality and availability of these tools during 2020. We also maintain an API driven infrastructure, enabling integration of our content platform with various other software tools and services, which enables businesses, and their customers, to gain access to our content without leaving their platform.
We have developed contributor-facing web properties, which operate in 21 languages and enable individuals and creative professionals to become contributors, upload and tag content, receive feedback on their submissions from our review team, see reports on earnings and payouts, and participate in online discussion forums with other contributors, among other activities. We have also developed proprietary tools to enable our contributors to improve their success on our web properties, including our keyword trends tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time, which, in turn, allows contributors to anticipate demand and generate content that customers may want to license. Our contributor-facing web properties are powered by proprietary technology which supports a content review system that allows our review team to efficiently and effectively review content submissions. Our combination of proprietary technology and large-scale datasets allows us to deliver value to our users and enhances their experience on our platform, which drives growth on our marketplace.

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
Marketing
We market to new customers through a diverse set of performance and brand marketing channels including paid search, online display advertising, print advertising, trade shows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. We also use customer relationship management (CRM) marketing to grow the lifetime value of our existing customers. Our marketing activities aim to raise awareness of our brands and attract paying customers to our websites and our direct sales organization by promoting the key value propositions of our offerings: diverse and high-quality content, intuitive and efficient interfaces and economical content options.
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
We own a portfolio of trademarks, including “Shutterstock,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “Shutterstock Editorial,” “Shutterstock Select” and “Shutterstock Editor” and associated logos. We will pursue additional trademark registrations to the extent that we create any additional material and registrable trademarks or logos. We are the registered owner of a variety of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com, and rexfeatures.com internet domain names and various other related domain names. We have successfully recovered infringing domain names in the past and intend to continue to enforce our rights in the future. We also own copyrights, including certain content on our web properties, publications and designs, as well as patents, including with respect to our display systems and search capabilities. These intellectual property rights are important to our business and marketing efforts. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. With respect to our trademarks, trade names and patents, laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be canceled or invalidated if challenged by others based on certain use requirements or other limited grounds. We believe the duration of our patents is adequate, relative to the expected lives of our products.
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
Government Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business on the internet as well as companies that provide access to content. Many of these laws and regulations are still evolving and are being tested in courts, and the manner in which existing laws and regulations will be applied to the internet and online content in general, and how the foregoing will relate to our business in particular, is still unclear in many cases. These laws and regulations may involve privacy, data management and protection (including with respect to personal information), cybersecurity, content regulation, intellectual property ownership and infringement, defamation, publicity rights, advertising, marketing, employment, taxation, e-commerce, subscription-based billing, quality of products and services, internet neutrality, antitrust, outsourcing, securities law compliance, and online payment services. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including data privacy and security, anti-money laundering, sanctions, anti-corruption and export control laws. A number of U.S. federal and state and foreign laws that could have an impact on our business practices and e-commerce generally have already been adopted, including, for example:
•The Digital Millennium Copyright Act (the “DMCA”), which regulates digital material and created updated copyright laws to address the unique challenges of regulating the use of digital content.
•The Directive on Copyright in the Digital Single Market, which governs a marketplace for copyright in the European Union.

•The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and similar laws adopted by a number of states, which regulate the format, functionality and distribution of commercial solicitation e-mails, create criminal penalties for unmarked sexually-oriented material, and control other online marketing practices.
•The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, which regulate the collection or use of information, and restrict the distribution of certain materials, as related to certain protected age groups. In addition, the Protection of Children From Sexual Predators Act of 1998 provides for reporting and other obligations by online service providers in the area of child pornography.
•The Federal Trade Commission Act and numerous state “mini-FTC” acts, which bar “deceptive” and “unfair” trade practices, including in the contexts of online advertising and representations made in privacy policies and other online representations.
•The European Union General Data Protection Regulation (“GDPR”), which governs how we can collect and process the personal data of, primarily, European Union residents.
•The California Consumer Privacy Act of 2018 (“CCPA”), which governs how we can collect and process the personal data of California residents.
In particular, we are subject to U.S. federal and state, and foreign laws regarding privacy and data protection as well as foreign, federal and state regulation. Foreign data protection, privacy, content regulation, consumer protection, and other laws and regulations can be more restrictive than those in the United States and often have extraterritorial application, and the interpretation and application of these laws are continuously evolving, still uncertain and remain in flux. For example, the GDPR, which took effect on May 25, 2018, includes more stringent operational requirements for entities using, processing, and transferring personal information and significant penalties for non-compliance. Several other foreign jurisdictions, such as Brazil and India, have adopted, are considering adopting, or have updated comprehensive privacy legislation to offer additional data privacy protections for individuals. In the U.S., data protection legislation is also becoming increasingly common at both the federal and state level. There are a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning privacy, security, content regulation, data protection and other consumer issues that could affect us. For example, the State of California has enacted the CCPA, which became effective in January 2020. The CCPA, among other things, requires companies that collect personal information about California residents to make disclosures to those residents about data collection, use and sharing practices, allows residents to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Moreover, a new privacy law passed in California, the California Privacy Rights Act (“CPRA”), which is scheduled to take effect on January 1, 2023 (with a lookback to January 1, 2022), will significantly modify the CCPA, and will impose additional data protection obligations on companies such as ours doing business in California.
In addition, from a taxation perspective, there are applicable and potential government regulatory matters that may impact us. In particular, certain provisions of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) have had and will continue to have a significant impact on our financial position and results of operations. The TCJA continues to be subject to further regulatory interpretation and technical corrections by the U.S. Treasury Department and the I.R.S. and therefore, the full impact of the TCJA on our tax provision may continue to evolve. Further, we continue to remain subject to uncertainty related to foreign jurisdictions’ potential reactions to the TCJA, as well as evolving regulatory views and legislation regarding taxation of e-commerce businesses such as the Organization for Economic Cooperation and Development (OECD) Base Erosion and Profit Shifting (BEPS) proposals and other country specific digital tax initiatives. As these and other tax laws and related regulations continue to evolve, our financial results could prospectively be materially impacted.
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

Competition
We seek to be an integral component of the creative process for our customers based on a number of factors including the quality, relevance and breadth of content; ability to source new content; accessibility of content; distribution capabilities; ease and speed of search and fulfillment; content pricing models and practices; content licensing options and the degree to which users are protected from legal risk; brand recognition and reputation; the effective use of current and emerging technology; the global nature of our interfaces and marketing efforts, including the degree of localization; and customer service. We also compete for contributors on the basis of several similar factors including ease and speed of the upload and content review process; the volume of customers who license their submitted content; contributor commission models and practices; the degree to which contributors are protected from legal risk; brand recognition and reputation; the effective use of technology; the global nature of our interfaces; and customer service.
The industry in which we operate is extremely competitive and rapidly evolving, with low barriers to entry. Some of our currently and potentially significant competitors include:
•other online platforms that feature marketplaces for stock content or creative workflow tools such as Getty Images and its iStockphoto offering, AdobeStock, VimeoStock, Canva and Pond5;
•specialized visual content companies that are established in local, content or product-specific market segments, such as Visual China Group;
•providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing and Warner/Chappell Music;
•websites focused on image search and discovery such as Google Images;
•websites for image hosting, art and related products such as Flickr;
•providers of free images, photography, music, footage and related tools;
•social networking and social media services; and
•commissioned photographers and photography agencies.
In addition, we compete with the alternative of creating one’s own content or choosing not to consume licensed content due to price considerations or because the user is not aware of how to access licensed content.
Human Capital
The Company and its consolidated subsidiaries have 967 full-time employees as of December 31, 2020, as compared to 1,116 as of December 31, 2019. Approximately 64% of our global workforce is located in North America and 29% are located in Europe with the remainder located in the rest of the world. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Italy, Canada, France, and Brazil, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and / or termination requirements. We consider our employee relations to be satisfactory. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists and other technical staff.
Our people are critical to our success. We have implemented certain strategies with respect to our employees, to provide a safe, rewarding and respectful workplace. We adhere to our Code of Business Conduct and Ethics, which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect. We also incorporate safety principles into every aspect of our business. We have well-developed health and safety programs, which are reinforced through policies, education and engagement of our employees.
We strive to create an outstanding employee experience by creating a culture aligned with our principles by providing our employees access to the programs and initiatives that promote their career growth and development, recognize and reward their performance and support their overall well-being. Our Total Rewards program focuses on developing and implementing policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among the Company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. Through our Total Rewards program, we provide our employees with competitive fixed and/or variable pay, and for eligible employees we currently provide access to medical, dental and life insurance benefits, disability coverage, a 401(k) plan, equity-based compensation and employee assistance programs, among other benefits. We encourage employee engagement through regular employee events, productive communication, our global recognition program and by creating a culture of belonging. Our Diversity, Equity and Inclusion (“DEI”) mission is supported by the work of our employee resource groups, our DEI Council, senior leadership and our employees across the globe.

During the COVID-19 pandemic, our commitment to our employees has been put into action. One of the principles that has guided and continues to guide our decision-making during the COVID-19 pandemic is to safeguard the health of our employees. We are following all local and national government guidance in implementing mandatory work-from-home policies and in March 2020, our global workforce effectively transitioned to working remotely. While we re-opened certain office spaces by the end of 2020, in order to ensure the safety of our employees, our voluntary work-from-home program has been extended through June 2021, and a one-time stipend was paid in December 2020 to employees who are below the level of Vice President, to offset any remote working expenses. For those employees who voluntarily elect to work from the office (where local law and public health authorities permit offices to operate), we have taken steps to ensure their safety, including providing training, deep cleaning our facilities on a regular basis, installing hand sanitizer stations, providing face masks, installing plexi-glass where appropriate, encouraging hygiene practices advised by health authorities, implementing social distancing policies and restricting business travel and site visitors. We continue to enhance our practices to remain aligned with federal, state, local and international regulations and guidelines.
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
In addition, expenditures on content by customers tend to be discretionary in nature, reflecting overall economic conditions, the economic prospects of specific industries, budgeting constraints, buying patterns and a variety of other factors, many of which are outside our control, including any impacts from COVID-19. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indicators of our future operating performance.

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
Our corporate headquarters and principal executive offices are located at 350 Fifth Avenue, 21st Floor, New York, NY 10118, and our telephone number is (646) 710-3417. We maintain a website at investor.shutterstock.com, where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. The information on or accessible through our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the SEC maintains a website, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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
Risk Factors Summary
Risks Related to the Coronavirus (COVID-19) Pandemic
•The effect of the COVID-19 pandemic on our operations, and the operations of our customers, partners and suppliers, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Risks Related to Industry Dynamics and Competition
•The success of our business depends on our ability to continue to attract and retain customers of, and contributors to, our creative platform. If customers reduce or cease their spending with us, or if content contributors reduce or end their participation on our platform, our business will be harmed.
•The industry in which we operate is highly competitive with low barriers to entry and if we do not compete effectively, our operating results could suffer.
•Our marketing efforts to acquire new, and retain existing, customers may not be effective or cost-efficient, and may be affected by external factors beyond our control.
•If we cannot continue to innovate technologically or develop, market and offer new products and services, or enhance existing technology and products and services to meet customer requirements, our ability to grow our revenue could be impaired.
•Unless we increase market awareness of our brand and our existing and new products and services, our revenue may not continue to grow.
•In order to continue to attract large corporate customers, we may encounter greater pricing pressure, and increased service, indemnification and working capital requirements, each of which could increase our costs and harm our business and operating results.
•Expansion of our operations into new products, services and technologies, including content categories, is inherently risky and may subject us to additional business, legal, financial and competitive risks.
•The impact of worldwide economic, political and social conditions, including effects on advertising and marketing budgets, may adversely affect our business and operating results.
Risks Related to Operating our Business
•We may not continue to grow our revenues at historical rates.
•If we do not effectively expand, train, manage changes to, and retain our sales force, we may be unable to add new customers or increase sales to our existing customers, and our revenue growth and business could be adversely affected.
•We have continued to grow in recent periods and if we fail to effectively manage our growth, our business and operating results may suffer.
•If we do not successfully make, integrate and maintain acquisitions and investments, our business could be adversely impacted.
•We rely on highly skilled personnel and if we are unable to retain and motivate key personnel, attract qualified personnel, integrate new members of our management team or maintain our corporate culture, we may not be able to grow effectively.
•We may be exposed to risks related to our use of independent contractors.
•The non-payment or late payments of amounts due to us from certain customers may negatively impact our financial condition.
•We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our financial condition and results of operations.
•If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
•We may need to raise additional capital in the future and may be unable to do so on acceptable terms or at all.
Risks Related to our Intellectual Property and Security Vulnerabilities
•We rely on information technologies and systems to operate our business and maintain our competitiveness, and any failures in our technology infrastructure could harm our reputation and brand and adversely affect our business.
•Technological interruptions that impair access to our web properties or the efficiency of our marketplace could harm our reputation and brand and adversely affect our business and results of operations.

•We face risks resulting from the content in our collection such as unforeseen costs related to infringement claims, potential liability arising from indemnification claims, changes to intellectual property content regulations and laws and the inability to prevent or monitor misuse.
•Assertions by third parties of infringement of intellectual property rights related to our technology could result in significant costs and substantially harm our business and operating results.
•We collect, store, process, transmit and use personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection in many jurisdictions. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.
•Cybersecurity breaches and improper access to or disclosure of data or confidential information we maintain, or hacking or phishing attacks on our systems, could expose us to liability, protracted and costly litigation and damage our reputation.
•Failure to protect our intellectual property could substantially harm our business and operating results.
•Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software, which may restrict how we use or distribute our services or require that we publicly release certain portions of our source code.
•Catastrophic events or other interruptions or failures of our information technology systems could hurt our ability to effectively provide our products and services, which could harm our reputation and brand and adversely affect our business and operating results.
Risks Related to our International Operations
•Our international operations and our continued expansion internationally expose us to many risks.
•The uncertainty caused by the U.K.’s exit from the European Union (Brexit) on January 31, 2020 may negatively impact our operations.
•We are subject to foreign exchange risk.
Risks Related to Regulatory and Tax Challenges
•Government regulation of the internet, both in the United States and abroad, is evolving and unfavorable changes could have a negative impact on our business.
•Action by governments to restrict access to, or operation of, our services or the content we distribute in their countries could substantially harm our reputation, business and financial results.
•Our operations may expose us to greater than anticipated income, non-income and transactional tax liabilities, which could harm our financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
•Our operating results may fluctuate, which could cause our results to fall short of expectations and our stock price to decline.
•Our stock price has been and will likely continue to be volatile.
•Jonathan Oringer, our founder and Executive Chairman of the Board, owns and controls approximately 36.8% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
•Purchases of shares of our common stock pursuant to our share repurchase program may affect the value of our common stock, and there can be no assurance that our share repurchase program will enhance stockholder value.
•If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
•Future sales of our common stock in the public market could cause our share price to decline.
•Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our Company and may affect the trading price of our common stock.
•There can be no assurance that we will declare dividends in the future.
•We have incurred and expect to continue to incur increased costs and our management will continue to face increased demands as a result of continuously improving our operations as a public company.
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Risks Related to the Coronavirus (COVID-19) Pandemic
The effect of the COVID-19 pandemic on our operations, and the operations of our customers, partners and suppliers, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. Despite recent developments of vaccines, the duration and severity of COVID-19 and possible mutations and the degree of its impact on our business is uncertain and difficult to predict. The continued spread of the outbreak could result in one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: decreased business spending by our customers and prospective customers, reduced demand for our products, lower renewal rates by our customers; increased customer losses/churn and turnover of talent; increased challenges in or cost of acquiring new customers and talent; reduction in the amount of content uploaded by our contributors and/or reduction in the number of contributors on our site because of reduced royalties earned by our contributors; inability of our Custom contributors and editorial photographers to complete assignments because of travel and in-person event restrictions; increased competition; increased risk in collectability of accounts receivable; reduced productivity due to remote work arrangements; lost productivity due to illness and/or illness of family members; inability to hire key roles; adverse effects on our strategic partners’ businesses; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; business continuity concerns for us and our third-party vendors; inability of counterparties to perform under their agreements with us; increased risk of vulnerability to cybersecurity attacks or breaches resulting from a greater number of our employees working remotely for extended periods of time; and challenges with Internet infrastructure due to high loads. If we are not able to respond to and manage the potential impact of such events effectively, our business could be harmed.
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
In addition, the overall uncertainty regarding the economic impact of the COVID-19 pandemic and the impact on our revenue growth, could impact our cash flows from operations and liquidity. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Material changes to our cash flows, liquidity and the volatility of the stock market and our stock price could impact our capital allocation strategy, including our recently introduced quarterly dividend program and our outstanding authorization under our stock repurchase program.

Risks Related to Industry Dynamics and Competition
The success of our business depends on our ability to continue to attract and retain customers of, and contributors to, our creative platform. If customers reduce or cease their spending with us, or if content contributors reduce or end their participation on our platform, our business will be harmed.
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
Our ability to attract new customers and contributors, and to incentivize our customers to continue purchasing our products and our contributors to add new content to our platform depends on several factors, including:
•the scope of content available for licensing;

•the effectiveness of our marketing efforts;
•the features and functionality of our platform;
•competitive pricing of our products;
•our current products and services and ability to expand our offerings;
•our customers’ and contributors’ experience in using our platform; and
•the quality and accuracy of our search algorithms.
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
While we believe that there are obstacles to creating a meaningful network effect between customers and contributors, the barriers to creating a platform that allows for the licensing of content or provides workflow tools are low. If competitors offer higher royalties or more favorable royalty earning potential, easier submission workflows, or less rigorous vetting processes or incentivize contributors to distribute their content on an exclusive basis, contributors may choose to stop distributing new content with us or remove their existing content from our collection. Further, as technology advances or other market dynamics make creating, sourcing, archiving, indexing, reviewing, searching or delivering content easier or more affordable, our existing and potential competitors may also seek to develop new products, technologies or capabilities that could render many of the products, services and content types that we offer obsolete or less competitive. For any of these reasons, we may not be able to compete successfully against our current and future competitors.

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
Maintaining and promoting awareness of our platform and services is important to our ability to attract and retain customers. We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers. For example, in 2020, 2019 and 2018 our marketing expenses were approximately $81.2 million, $102.3 million and $91.5 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search engine portals. Our primary marketing efforts currently are search engine marketing (“SEM”), search engine optimization (“SEO”), affiliate marketing and display advertising, as well as, social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.
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
Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, footage represents significantly more data as compared to a still image, and if the proportion of our business related to footage licensing and our footage library continues to grow, we will need to expand and enhance our technological capabilities to ingest, store and search footage and music tracks in ways that are similar to our management of images. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow website or application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure supporting our customer and contributor facing web properties and software platforms and to evolve our information processes and computer systems to more efficiently run our business and remain competitive. For example, in 2020, 2019 and 2018 our product and development costs (which exclude costs that are capitalized related to internal-use software development projects), were approximately $46.0 million, $57.2 million and $58.9 million, respectively, and may continue to increase in the future as we continue to innovate. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be harmed.
Our growth also depends, in part, on our ability to identify and develop new products and services and enhance existing products and services. The process of developing new products and services and enhancing existing products and services and bringing products or enhancements to market in a timely manner is complex, costly and uncertain and we may not execute successfully on our vision or strategy because of challenges such as product planning and timing, technical hurdles, or a lack of resources. The success of our products depends on several factors, including our ability to:

•anticipate customers’ and contributors’ changing needs or emerging technological trends;
•timely develop, complete and introduce innovative new products and enhancements;
•differentiate our products from those of our competitors;
•effectively market our products and gain market acceptance;
•price our products competitively; and
•provide timely, effective and accurate support to our customers and contributors.
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

Risks Related to Operating our Business
We may not continue to grow our revenues at historical rates.
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
Customers in our Enterprise sales channel provided approximately 38%, 40% and 41% of our revenues in 2020, 2019 and 2018, respectively. These customers have unique content, licensing and workflow needs and we have a dedicated sales, service and research team to provide a number of enhancements to those customers’ creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform. We have been optimizing our sales team and refining the manner in which our products and services are sold through this channel. However, we are continuing to build our sales leadership team and sales strategy. We also periodically adjust our sales organization as part of our efforts to optimize our sales operation to grow revenue.
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
In the last several years, we have continued to experience revenue growth and may continue to experience such growth in the future. For example, our revenues increased from $623.3 million in 2018 to $650.5 million in 2019 and to $666.7 million in 2020. Our continued growth has placed significant demands on our management and our administrative, operational and financial infrastructure and our success will depend in part on our ability to manage this growth efficiently. Specifically, as our operations have grown in size, scope and complexity, we have made and expect to continue to make significant expenditures and allocate valuable management resources to improve and upgrade our technology, customer service, sales and marketing infrastructure and product offerings, including new product offerings, and to continue developing or acquiring new and relevant content and product offerings. Growth may also strain our ability to maintain reliable operation of our platform, enhance our operational, financial and management controls and reporting systems and recruit, train and retain highly skilled personnel. If we fail to effectively allocate our limited resources within our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition may suffer.
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
We have acquired, invested in and entered into strategic relationships with companies, and we may acquire, invest in or enter into strategic relationships with additional companies to complement our existing business and the breadth of our offerings. These transactions are inherently risky and expose us to risks which include:
•disruption of our ongoing business, including diverting management’s attention from existing businesses and operations;
•risks inherent in launching or acquiring new products or extending our existing platform, particularly in market segments or geographies where we have limited or no experience;
•difficulties integrating acquired technology and assets, including content collections, into our systems and offerings;
•risks associated with any acquired liabilities;
•difficulties integrating personnel;
•information security vulnerabilities;
•difficulties integrating accounting, financial reporting, management, infrastructure and information security, human resources and other administrative and operational systems;
•potential impairment resulting from the recording of goodwill and intangible assets that are subject to impairment testing;
•the potential damage to employee, customer, contributor and other supplier relationships;
•additional exposure to economic, political and social risks related to geographies where we have limited or no experience; and
•other unknown liabilities.
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
We rely on independent third parties to provide certain services for our Company. The state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and is subject to change based on court decisions and regulation. For example, on April 30, 2018, the California Supreme Court adopted a new standard for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders in its decision in the Dynamex Operations West, Inc. v. Superior Court case. This standard was expanded and codified in California via Assembly Bill 5, which was signed into law in September 2019 and became effective as of January 1, 2020. The Dynamex decision and Assembly Bill 5 altered the analysis of whether an individual, who is classified by a hiring entity as an independent contractor in California, has been properly classified as an independent contractor. Under the new test, an individual is considered an employee under the California Wage Orders unless the hiring entity establishes three criteria: (i) the worker is free from the control and direction of the hiring entity in connection with the performance of the work, both under the contract for the performance of such work and in fact; (ii) the worker performs work that is outside the usual course of the hiring entity’s business; and (iii) the worker is customarily engaged in an independently established trade, occupation, or business of the same nature as the work performed for the hiring entity. Assembly Bill 5 is subject to ongoing scrutiny and amendments. In addition, independent workers have been the subject of widespread national discussion and it is possible that other jurisdictions may enact laws similar to Assembly Bill 5 or that otherwise impact our business and our relationships with independent third parties. As a result, there is significant uncertainty regarding the future of the worker classification regulatory landscape.
From time to time, we may be involved in lawsuits and claims that assert that certain independent contractors should be classified as our employees. Adverse determinations regarding the status of any of our independent contractors could, among other things, entitle such individuals to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, and could result in the Company being liable for income taxes, employment, social security, and withholding taxes and benefits for such individuals. Any such adverse determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could adversely affect our business, financial condition and results of operations.

The non-payment or late payments of amounts due to us from certain customers may negatively impact our financial condition.
Our revenue generated through sales to enterprise customers represented approximately 38% of our total revenue for the year ended December 31, 2020 and approximately 40% of our total revenue for the year ended December 31, 2019. A portion of these customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. Further, in certain jurisdictions, we contract with third-party resellers that may collect payment from customers and remit such payment to us. Therefore, we are subject to the third-party resellers’ ability to collect and remit payment to us. We evaluate the credit-worthiness of new customers and resellers and perform ongoing financial condition evaluations of our existing customers and resellers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2020, our allowance for doubtful accounts was $4.9 million. If the volume of sales to enterprise customers grows, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms or through resellers.
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

Risks Related to our Intellectual Property and Security Vulnerabilities

We rely on information technologies and systems to operate our business and maintain our competitiveness, and any failures in our technology infrastructure could harm our reputation and brand and adversely affect our business.
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
We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers, and our reliance on these third-parties can be expected to increase as we expand our infrastructure in the future. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although our use of multiple production data centers enables us to provide rapid content delivery to our customers and is intended to mitigate the risks associated with supporting business continuity in the event of an emergency, a system disruption at an active data center or third-party hosting service provider could result in a noticeable disruption and performance degradation to our websites.
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
Technological interruptions that impair access to our web properties or the efficiency of our marketplace could harm our reputation and brand and adversely affect our business and results of operations.
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

We collect, store, process, transmit and use personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection in many jurisdictions. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.
We currently provide content licensing to customers in more than 150 countries and license content from contributors located in over 100 countries. In connection with providing content licensing, we collect, store, process and use our customers’ and contributors’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. We also collect, store, process, transmit and use our employees’ personally identifiable information and other data in connection with their employment. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. There have been a number of reported incidents where third-party service providers or partners have used software to access the personal data of their customers’ or partners’ customers for marketing and other purposes. While our privacy policies prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third-party service providers or partners were to experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without authorization, our brand and reputation could be adversely affected, use of our products could decrease, we could experience business interruption and we could be exposed to a risk of loss, litigation and regulatory proceedings. Depending on the nature of the information compromised in a cybersecurity incident, data breach or disruption or unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, we may also have obligations to notify customers, contributors, employees or governmental bodies about the incident and we may need to provide some form of remedy and compensation for the individuals affected. Complying with these obligations could cause us to incur substantial costs, including compliance, crisis management and remediation costs, and receive negative publicity. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access or failure of systems.
Regulatory scrutiny of privacy, data collection, use of data and data protection continues to intensify both within the United States and globally. The personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and some laws may be in conflict with one another. This may significantly increase our cost of doing business, particularly as we expand our localization efforts. For example, the GDPR imposes stringent operational requirements for controllers and processors of personal data of individuals in the European Economic Area (the “EEA”), and noncompliance can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, following the U.K.’s formal exit from the E.U. in January 2020, we became subject to the GDPR as incorporated into U.K. law. In December 2020, the Brexit Trade and Cooperation Agreement (“TCA”) established a four- to six-month grace period during which transfers of personal data from the E.U. to the U.K. can continue without additional safeguards, provided that the U.K. maintains its pre-TCA data protection laws. The exit creates uncertainty with regard to the regulation of data protection in the U.K. In particular, it is unclear how data transfers to and from the U.K. will be regulated after the grace period expires and whether or not the U.K. will receive an adequacy decision from the European Commission permitting cross-border data transfer prior to leaving the E.U. Additionally, although we are making use of the E.U. Standard Contractual Clauses with regard to the transfer of certain personal data to countries outside the EEA recent legal developments in Europe have created complexity and regulatory compliance uncertainty regarding certain transfers of personal information from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal information could be transferred from the E.U. to U.S. entities who had self-certified under the Privacy Shield program. While the CJEU upheld the adequacy of E.U.-specified standard contractual clauses as an adequate mechanism for cross-border transfers of personal data, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws in and the right of individuals afforded by, the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. We rely on a mixture of mechanisms to transfer personal data from our E.U. business to the U.S. (having previously relied on Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.
Several other foreign jurisdictions, such as Brazil, where a General Data Privacy Law that imposes detailed rules for the collection, use, processing and storage of personal data in Brazil was signed into law in August 2018 and took effect in 2020, with enforcement beginning in August 2021; and India, where in July 2018 a committee formed by the Indian government issued a report and draft data protection bill that was updated in December 2019 by the Ministry of Electronics and Information Technology and remains subject to continuing joint parliamentary review, have adopted or are considering adopting new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals. Similarly, data privacy laws have been enacted in a number of jurisdictions, including, but not limited to, the European Union, Illinois and California, which regulate the collection of certain biometric data regarding individuals, including their facial images, and the use of such data, including in facial recognition systems. Similar laws have also been introduced in several additional states. We have entered into certain contractual agreements that may implicate or make use of such technology. Such laws may have the effect of adversely impacting our ability to grow our business in that area. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the CCPA, which came into effect on January 1, 2020. The CCPA requires, among other things, companies that collect personal information about California residents to make new disclosures to those residents about their data collection, use and sharing practices, allows residents to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. However, the California Privacy Rights Act (“CPRA”), certified by the California Secretary of State to appear as a ballot initiative, was passed by Californians during the November 3, 2020 election. The CPRA, which will come into effect on January 1, 2023 (with a look back to January 2022), amends and expands the CCPA to add additional disclosure obligations (including an obligation to disclose retention periods or criteria for categories of personal information), grant consumers additional rights (including rights to correct their data, limit the use and disclosure of sensitive personal information, and opt out of the sharing of personal information for certain targeted behavioral advertising purposes), and establishes a privacy enforcement agency known as the California Privacy Protection Agency (“CPPA”). The CPPA will serve as California’s chief privacy regulator, which will likely result in greater regulatory activity and enforcement in the privacy area. Other states have also considered or are considering privacy laws similar to the CCPA. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The scope and interpretation of data privacy and cybersecurity regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely in the near future within the U.S. at both state and federal levels. The burdens imposed by the CCPA, the CPRA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial costs in order to investigate, comply and defend against potential private class-action litigation.
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
We use third-party service providers, including payment processors and co-location and cloud service vendors for our data centers and application hosting, to operate our business, and their security measures may not prevent cybersecurity incidents and other disruptions that may jeopardize their networks and the security of information stored in and transmitted by their networks. Some of the software and services that we use to operate our business, including our internal e-mail, payment processor and customer relationship management software, are also hosted by third parties. It is possible that our security measures or the security measures of our third-party service providers might be breached due to employee error, inadequate use of cybersecurity controls by customers, contributors or employees, malfeasance, system errors or vulnerabilities, or otherwise. Any such breach or unauthorized access could result in the loss of control of confidential or personal information, disruption to our business operations and significant legal and financial exposure, as well as damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. In addition, a significant cybersecurity breach or cyber-attack could result in payment networks prohibiting us from processing transactions on their networks.
Although cybersecurity and the continued development and enhancement of the processes, practices and controls that are designed to protect our systems, computers, software, data and networks from attack, damage, disruption or unauthorized access are a high priority for us, because the techniques used to attack, damage, disrupt or obtain unauthorized access are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, our efforts may not be enough to anticipate or prevent a party from circumventing our security measures, or the security measures of our third-party service providers, and accessing and misusing the confidential or personal information of our employees, customers and contributors. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. We may also be required to expend significant capital and other resources to protect against such cybersecurity incidents to alleviate problems caused by such incidents. While we continually work to safeguard our internal network systems and validate the security of our third-party providers, to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or cybersecurity breaches. Any actual or perceived breach or the perceived threat of an attack or breach, could cause our customers, contributors and other third parties to cease doing business with us, or subject us to lawsuits, regulatory fines, criminal penalties, statutory damages, and other costs, including for provision of breach notices and credit monitoring to our customers, and other action or liability, and could lead to business interruption, any of which could harm our reputation, business, financial condition and results of operations.

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
Catastrophic events or other interruptions or failures of our information technology systems could hurt our ability to effectively provide our products and services, which could harm our reputation and brand and adversely affect our business and operating results.
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

Risks Related to our International Operations
Our international operations and our continued expansion internationally expose us to many risks.
Revenues derived from customers outside of the United States comprise a significant portion of our revenues and we seek to expand our international operations to attract customers and contributors in countries other than the United States as a critical element of our business strategy. For each of the years ended December 31, 2020, 2019 and 2018, approximately two-thirds of our revenue, respectively, was derived from customers located outside of the United States. While a significant portion of our customers reside outside of the United States, we have limited experience operating as a company outside the United States. We expect to continue to devote significant resources to international expansion through, for example, the possibility of establishing additional offices, hiring additional overseas personnel, entering into strategic arrangements with local partners, and exploring acquisition opportunities. In addition, we expect to increase marketing for our foreign language offerings and to further localize our collection and user experience for foreign markets. Our ability to expand our business and attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we fail to deploy, manage or oversee our international operations successfully, our business may suffer.
Additionally, expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:
•modifying our technology and marketing and localizing our offerings for customers’ and contributors’ preferences, customs and language;
•legal, political or systemic restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control (“OFAC”) on the ability of U.S. companies to do business in certain specified foreign countries or with certain specified organizations and individuals;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other jurisdictions;
•compliance with foreign laws and regulations, including with respect to disclosure requirements, privacy, consumer and data protection, marketing restrictions, human rights, rights of publicity, intellectual property, technology and content;
•government regulation of e-commerce and other services and restrictive governmental actions on the distribution of content, such as filtering or removal of content;
•disturbances in a specific country’s or region’s political, economic or military conditions, including potential sanctions (e.g., civil, political and economic conditions in markets including but not limited to Russia, Ukraine and the Crimean peninsula);
•lower levels of consumer spending in foreign countries or lack of adoption of the internet as a medium of commerce;
•longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud;
•reduced protection for our or our contributors’ intellectual property rights in certain countries;
•laws that grant rights that may conflict with our business operations;
•enhanced difficulties of integrating any foreign acquisitions;
•difficulty in staffing, developing, managing and overseeing foreign operations as a result of travel distance, language and cultural differences as well as infrastructure, human resources and legal compliance costs;
•difficulty enforcing contractual rights in our license agreements;
•potential adverse global tax consequences, especially those that may result from the expected proactive global development of greater efforts to identify, capture and subject to income and transactional tax, e-commerce revenue earned solely via the internet;
•currency exchange fluctuations, hyperinflation, or devaluation;

•strains on our financial and other systems to properly comply with, and administer, VAT, withholdings, sales and other taxes; and
•higher costs associated with doing business internationally.
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
The uncertainty caused by the U.K.’s exit from the European Union (Brexit) on January 31, 2020 may negatively impact our operations.
On January 31, 2020, the United Kingdom (the “U.K.”) withdrew from the European Union (the “E.U.”), commonly referred to as “Brexit,” following a July 2016 referendum in which Brexit was approved by U.K. voters. Following a transition period during which existing trade rules continued to apply through December 31, 2020, the U.K. and the E.U. entered into a EU-UK trade and cooperation agreement that details the future economic relationship between the U.K. and the E.U. The EU-UK trade and cooperation agreement went into effect on January 1, 2021, however, there is still uncertainty on the application and interpretation of many of the provisions, including with respect to the relationship between the Republic of Ireland, where the Company recently established and maintains significant technology operations, and Northern Ireland that could have adverse effects on our operations.
In 2020, sales to customers in the U.K. accounted for approximately 8% of our total revenue and sales to customers in Europe, including the U.K., accounted for approximately 33% of our total revenue. The impact of Brexit on our business will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. It is possible that economic activity in the U.K. and the E.U. will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. Such changes could be costly and potentially disruptive to our operations and business relationships in these markets. In addition, Brexit could lead to economic uncertainty and instability, including significant volatility in global stock markets and currency exchange rates, that may adversely impact our business or that of our customers. Currency volatility could weaken the British pound, decreasing income from our U.K. operations translated to dollars as well as decreasing the profitability of our U.K. operations. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
We are subject to foreign exchange risk.
As of December 31, 2020, we had operations based in a number of territories outside of the United States and a significant portion of our business may be transacted in currencies other than the U.S. dollar, including the euro, the British pound, the Australian dollar and the Japanese yen. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro, British pound, Australian dollar, Japanese yen and other currencies against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances.
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
Risks Related to Regulatory and Tax Challenges
Government regulation of the internet, both in the United States and abroad, is evolving and unfavorable changes could have a negative impact on our business.
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
In addition, tax law and regulatory changes in the U.S., E.U. and other jurisdictions, including tax law and regulatory changes that may be enacted by U.S. President Biden’s administration or otherwise enacted as a result of tax policy recommendations from organizations such as the Organization for Economic Co-operation and Development (the “OECD”) have and may continue to have an impact on our financial condition and results of operations.
Specifically, the enactment of the TCJA has had a significant impact on our financial statements and we believe may potentially have a significant ongoing impact on our financial condition and results of operations in future years. Certain provisions of the TCJA are likely to undergo revisions (in some cases, certain changes are already specifically enumerated in the statute) or by their terms are set to expire on certain specified future dates, unless such provisions are further modified by subsequent legislation. There continue to be unresolved questions regarding how certain provisions of the TCJA are to be interpreted and implemented. Potential regulatory and/or legislative action to address questions that have arisen or may arise because of the TCJA as well as any potential changes in accounting standards for income taxes or related interpretations in response to the TCJA could cause uncertainty with respect to the ultimate impact of the TCJA on our tax provisions.
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
There is also heightened scrutiny by fiscal authorities in virtually every sovereign foreign jurisdiction on the potential taxation of e-commerce businesses. The OECD has issued guidelines, referred to as the Base Erosion and Profit Shifting project, or BEPS, to its member-nations aimed at encouraging broad-based legislative initiatives intended to prevent perceived base erosion transactions and income shifting in a tax-advantaged manner. Further, for the past several years, the OECD has had a specific focus on the taxation implications of e-commerce business, generally referred by the OECD as the “digital economy.” In the fourth quarter of 2019, the OECD released details on its proposed approach which would, among other changes, create a new right to tax certain “digital economy” income not necessarily based on traditional nexus concepts nor on the “arm’s length principle.” Further, in the fall of 2020, the OECD released details on their BEPS Pillars I & II proposals for comment with implementation delayed until mid-year 2021 at the earliest. At this point, there is a lack of consensus agreement among the key members, specifically by the U.S., with the latest OECD proposal. The U.S. has expressed that it would generally support a solution along the lines proposed by the OECD only if the solution was in the form of a “safe-harbor” rather than a mandatory requirement. A failure to reach full consensus on an executable plan within the tight timeframe under which the OECD is operating could result in individual jurisdictions legislating digital tax provisions in an uncoordinated and unilateral manner, and further result in greater or even double taxation that companies may not have sufficient means to remedy. For example, a number of jurisdictions, including the UK, France and Italy, have already adopted or have formally proposed legislation to effect the taxation of certain e-commerce business based on differing criteria and metrics. Efforts to alleviate this increased tax burden will increase the cost of structuring and compliance as well as the cost of doing business internationally.  Any changes to the taxation of our international activities may increase our worldwide effective tax rate and adversely impact our financial position and results of operations.
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

Risks Related to Ownership of Our Common Stock
Our operating results may fluctuate, which could cause our results to fall short of expectations and our stock price to decline.
Our revenue and operating results could vary significantly from quarter to quarter and year to year due to a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period to period basis may not be meaningful. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to retain our current customers and to attract new customers and contributors;
•our ability to provide new and relevant content to our customers;
•our ability to effectively manage our growth;
•the effects of increased competition on our business;
•our ability to keep pace with changes in technology or our competitors;
•changes in our pricing policies or the pricing policies of our competitors;
•interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation and brand;
•costs associated with litigation or other claims, suits, investigations, audits or proceedings, including those related to our indemnification of our customers, intellectual property, tax matters, privacy matters, labor and employment matters, and/or commercial claims;
•our ability to pursue, and the timing of, entry into new geographies or markets and, if pursued, our management of such expansion;
•the impact of general economic conditions on our revenue and expenses;
•changes in government regulation affecting our business; and
•costs related to potential acquisitions of technology or businesses.
Because of these risks and others, it is possible that our future results may be below our expectations and the expectations of analysts and investors. In such an event, the price of our common stock may decline significantly.
Our stock price has been and will likely continue to be volatile.
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since 2015, the reported high and low sales prices per share of our common stock have ranged from $25.44 to $77.07 through February 5, 2021. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price at which they purchased such shares.
The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:
•changes in projected operational and financial results;
•announcements about our share repurchase program, including purchases or the suspension of purchases under the program;
•issuance of new or updated research or reports by securities analysts;
•the use by investors or analysts of third-party data regarding our business that may not reflect our actual performance;
•fluctuations in the valuation of companies perceived by investors or analysts to be comparable to us;
•the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;
•a reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding dividends;
•additions or departures of key senior management;

•our capital allocation strategy;
•fluctuations in the trading volume of our common stock;
•limited “public float” in the hands of a small number of investors whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock; and
•general economic and market conditions.
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
Jonathan Oringer, our founder and Executive Chairman of the Board, owns and controls approximately 36.8% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
As of February 5, 2021, Jonathan Oringer, our founder, Executive Chairman of the Board, and our largest stockholder, beneficially owned approximately 36.8% of our outstanding shares of common stock. This concentration of ownership may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Mr. Oringer, regardless of the impact of such transaction on our other stockholders. Additionally, Mr. Oringer has significant influence over management and major strategic investments as a result of his position as Executive Chairman of the Board.
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
Pursuant to our share repurchase program which was publicly announced in November 2015, we were authorized to repurchase up to $100 million of our outstanding common stock. In February 2017, our Board authorized us to repurchase up to an additional $100 million of our outstanding common stock. We had approximately $100 million of remaining authorization for purchases under the share repurchase program as of December 31, 2020 and February 5, 2021. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors and we may not repurchase any shares under this authorization. This activity could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Our board has the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Additionally, repurchases under our share repurchase program have diminished and would continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value, as the market price of our common stock may nevertheless decline.

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
As of February 5, 2021, we had 36,256,136 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
We filed a registration statement on Form S-8 under the Securities Act covering shares of common stock issuable pursuant to options and shares reserved for future issuance under our 2012 Omnibus Equity Incentive Plan and our Amended and Restated 2012 Employee Stock Purchase Plan. Shares issued pursuant to such options and plans can be freely sold in the public market upon issuance and vesting, subject to the terms of the award agreements delivered under such plans, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.
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
Our amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions that:
•authorize blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
•limit the liability of, and provide indemnification to, our directors and officers;
•limit the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
•require advance notice of stockholder proposals and the nomination of candidates for election to our board of directors;
•establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;
•require that directors only be removed from office for cause; and
•limit the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our board of directors then in office.
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
On February 11, 2020, our Board of Directors approved the initiation of a quarterly dividend policy and declared the Company’s first quarterly cash dividend of $0.17 per share, which was paid in the first quarter of 2020. On January 12, 2021, we announced that our Board of Directors approved an increase to the quarterly dividend to $0.21 per share, to be paid in the first quarter of 2021. We currently expect to declare and pay cash dividends on a quarterly basis in the future. Any future dividend payments, however, will be within the discretion of our Board of Directors and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not have sufficient liquidity in the future to pay dividends on our common stock. As a result, in the future, we may not choose to, or be able to, declare or pay a cash dividend, and we may not achieve an annual dividend rate in any particular amount. In such event, the return, if any, on any investment in our common stock could depend solely on an increase, if any, in the market value of our common stock.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support, technology services and customer service under operating lease agreements that expire on various dates during the period from 2021 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased with cash.
We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms to meet our future needs.
For additional information regarding obligations under operating leases, see Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
Stockholders
As of February 5, 2021, there were 4 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the three months ended December 31, 2020.
Dividend Policy
On February 11, 2020, our Board of Directors approved the initiation of a quarterly cash dividend. We currently expect to continue to pay cash dividends on a quarterly basis in the future. Future declaration of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant. The dividend policy may be suspended or canceled at the discretion of our Board of Directors at any time.
Issuer Purchases of Equity Securities
None.
Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 6.    Selected Financial Data.
We have derived the Consolidated Statements of Operations data for the years ended December 31, 2020, 2019 and 2018 and the Consolidated Balance Sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this filing. We have derived the Consolidated Statements of Operations data for the years ended December 31, 2017 and 2016 and the Consolidated Balance Sheet data as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements not included in this filing. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per-share data)
Consolidated Statements of Operations Data:
Revenue (1)	$666,686	$650,523	$623,250	$557,111	$494,317
Operating expenses:(2)
Cost of revenue	259,573	278,176	267,671	233,102	203,129
Sales and marketing	159,241	181,730	166,448	146,464	126,626
Product development	46,038	57,216	58,897	52,486	47,789
General and administrative	116,568	113,246	97,782	98,710	70,987
Total operating expenses	581,420	630,368	590,798	530,762	448,531
Income from operations	85,266	20,155	32,452	26,349	45,786
Gain on Sale of Webdam	—	—	38,613	—	—
Other income / (expense), net(3)	4,257	4,761	(4,952)	3,732	(1,289)
Income before income taxes	89,523	24,916	66,113	30,081	44,497
Provision for income taxes(4)	17,757	4,808	11,426	13,354	11,869
Net income	$71,766	$20,108	$54,687	$16,727	$32,628

Net income per common share (basic)	$2.00	$0.57	$1.57	$0.48	$0.93
Net income per common share (diluted)	$1.97	$0.57	$1.54	$0.47	$0.91
Weighted-average common shares outstanding (basic)	35,844	35,285	34,935	34,627	35,114
Weighted-average common shares outstanding (diluted)	36,369	35,581	35,420	35,291	35,861
_______________________________________________________________________________
(1)Effective January 1, 2018 we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.
(2)Includes non-cash equity-based compensation of $28.3 million, $22.8 million, $23.9 million, $25.0 million, and $28.1 million for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(3)Includes non-operating changes in fair value of contingent consideration related to the PremiumBeat (2016) acquisition; charges related to the impairment of a long-term investment asset (2018); transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries’ functional currencies; and interest income and expense, which is not material in any period presented.
(4)Included in the 2017 provision for income taxes were provisional amounts for the specific tax effects of the TCJA, as it related to changes to existing United States tax law which included numerous provisions that affect businesses. These provisional amounts represented the Company’s reasonable estimates at that time. During 2018, the Company completed its analysis of certain income tax effects of the TCJA and did not make any significant adjustments to estimates previously recorded.

	As of December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$428,574	$303,261	$230,852	$253,428	$224,190
Short term investments (1)	—	—	—	—	54,972
Working capital	232,141	131,086	83,418	94,727	136,341
Property and equipment, net	50,906	58,834	76,188	85,698	56,101
Total assets	729,644	630,512	531,488	577,776	501,778
Deferred revenue	149,843	141,922	139,604	157,803	122,235
Total liabilities	307,719	302,367	244,821	263,191	215,082
Total stockholders’ equity	$421,925	$328,145	$286,667	$314,585	$286,696
___________________________________________________________________________________________________________________________________
(1)During the year ended December 31, 2017, we liquidated our short-term investments, which consisted primarily of short-term commercial paper.

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
Key Operating Metrics

	Year Ended December 31,
	2020	2019	2018	2017	2016
Key Operating Metrics:
Subscribers (end of period)(1)	281,000	194,000	*	*	*
Subscriber revenue (in millions)(2)	$265.3	$236.5	*	*	*

Average revenue per customer (trailing twelve months)(3)	$333	$330	*	*	*
Paid downloads (in millions)(4)	180.0	187.8	179.6	172.0	167.9
Revenue per download(5)	$3.68	$3.43	$3.40	$3.13	$2.88
Content in our collection (end of period, in millions)(6):
Images	360	314	242	170	116
Footage	21	17	13	9	6
_______________________________________________________________________________
(1)Subscribers is defined as those customers who purchase one or more of our monthly recurring products for a continuous period of at least three months, measured as of the end of the reporting period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Subscribers” for more information as to how we define and calculate subscribers.
(2)Subscriber revenue is defined as the revenue generated from subscribers during the period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Subscriber Revenue” for more information as to how we define and calculate subscriber revenue.
(3)Average revenue per customer is calculated by dividing total revenue for the trailing twelve-month period by customers. Customers is defined as total active, paying customers that contributed to total revenue over the trailing twelve-month period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Average Revenue per Customer” for more information as to how we define and calculate average revenue per customer.
(4)Paid downloads is the number of downloads that our customers make in a given period of our photographs, vectors, illustrations, footage or music tracks. Paid downloads exclude custom content and downloads of content that are offered to customers for no charge, including our free image of the week. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Paid Downloads” for more information as to how we define and calculate paid downloads.
(5)Revenue per download is the amount of content-related revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from custom content and the impact of revenue that is not derived from or associated with content licenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Revenue per Download” for more information as to how we define and calculate revenue per download. Effective January 1, 2018 we adopted ASU 2014-09 using the modified retrospective approach. Historical revenue totals reflect those previously reported and have not been restated.
(6)Represents approved images (photographs, vectors and illustrations) and footage (in number of clips) in our library on shutterstock.com at the end of the period. This collection metric excludes content that is not uploaded directly to our site but is available for license by our customers through an application program interface, custom content and certain content that may be licensed for editorial use only. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics—Content in our Collection” for more information as to how we define and calculate images and footage in our collection.
* Information not available
Non-GAAP Financial Measures
These non-GAAP financial measures have not been calculated in accordance with GAAP and should be considered only in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP measures. In addition, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) and free cash flow should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

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
Management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) and free cash flow are useful to investors because these measures enable investors to analyze Shutterstock’s operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to Shutterstock’s underlying operating performance and revenue growth (including by distribution channel) on a constant currency basis, provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s operating performance. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing Shutterstock’s financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and after excluding the impact of nonrecurring payments associated with long-term incentives related to our 2017 acquisition of Flashstock, and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Net income	$71,766	$20,108	$54,687	$16,727	$32,628
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	41,359	49,915	45,652	35,490	19,946
Non-cash equity-based compensation	28,309	22,815	23,869	24,958	28,080
Other adjustments, net(1)	(4,257)	(1,332)	8,093	(2,480)	2,940
Provision for income taxes	17,757	4,808	11,426	13,354	11,869
Gain on Sale of Webdam	—	—	(38,613)	—	—
Adjusted EBITDA	$154,934	$96,314	$105,114	$88,049	$95,463
Adjusted EBITDA margin	23.2%	14.8%	16.9%	15.8%	19.3%
_______________________________________________________________________________
(1)Included in other adjustments, net is foreign currency transaction gains and losses, charges related to the impairment of a long-term investment asset, expenses related to long-term incentives and contingent consideration related to acquisitions, and interest income and expense.
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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Net income	$71,766	$20,108	$54,687	$16,727	$32,628
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	28,309	22,815	23,869	24,958	28,080
Tax effect of non-cash equity-based compensation	(6,653)	(5,363)	(5,434)	(9,175)	(10,048)
Acquisition-related amortization expense	2,261	4,691	3,841	4,801	4,309
Tax effect of acquisition-related amortization expense	(531)	(1,034)	(874)	(1,766)	(1,584)
Acquisition-related long-term incentives and contingent consideration(1)	—	3,430	3,141	1,252	2,925
Tax effect of acquisition-related long-term incentives and contingent consideration	—	(910)	(832)	(460)	(1,075)
Gain on Sale of Webdam	—	—	(38,613)	—	—
Tax effect of gain on Sale of Webdam	—	—	10,996	—	—
Impairment of a long-term investment asset	—	—	5,881	—	—
Tax effect of impairment of long-term investment asset	—	—	(999)	—	—
One-time effect of the Tax Cuts and Jobs Act on the provision for income taxes(2)	—	—	—	4,507	—
Adjusted net income	$95,152	$43,737	$55,663	$40,844	$55,235
Adjusted net income per diluted common share	$2.62	$1.23	$1.57	$1.16	$1.54

Weighted average diluted shares	36,369	35,581	35,420	35,291	35,861
(1)Represents expenses related to long-term incentives and contingent consideration related to the Webdam, PremiumBeat and Flashstock acquisitions.
(2)Represents approximately $3.7 million of non-cash charges related to a remeasurement of deferred tax assets related to the change in U.S. tax rates from 35% to 21% and approximately $0.8 million of cash charges related to a one-time U.S. transition tax on unrepatriated foreign earnings.

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Year Ended December 31,
	2020	2019	2018	2017	2016

Reported revenue (in thousands)(1)	$666,686	$650,523	$623,250	$557,111	$494,317
Revenue growth	2%	4%	12%	13%	16%
Revenue growth on a constant currency basis	2%	6%	11%	13%	18%

E-commerce reported revenue (in thousands)	$412,521	$392,241	$365,730	$332,376	$318,916
E-commerce revenue growth	5%	7%	10%	4%	6%
E-commerce revenue growth on a constant currency basis	5%	9%	9%	5%	7%

Enterprise reported revenue (in thousands)	$254,165	$258,282	$254,809	$208,713	$164,384
Enterprise revenue growth	(2)%	1%	22%	27%	39%
Enterprise revenue growth on a constant currency basis	(2)%	3%	21%	26%	42%
(1) 2016 - 2018 reported revenue also includes amounts from Webdam, which was sold in February 2018. Webdam revenues are predominantly denominated in US Dollars.
Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition, and, with respect to the twelve months ended December 31, 2020, a payment associated with long-term incentives related to our 2017 acquisition of Flashstock.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Net cash provided by operating activities	$165,072	$102,646	$102,202	$108,037	$100,723
Capital expenditures	(25,630)	(26,081)	(34,890)	(55,062)	(39,959)
Content acquisitions	(2,970)	(3,344)	(3,838)	(2,961)	(8,045)
Payments related to long-term incentives related to acquisitions	7,759	—	—	—	—
Free Cash Flow(1)	$144,231	$73,221	$63,474	$50,014	$52,719
(1)On January 1, 2017, we adopted Accounting Standard Update 2016-09 (“ASU 2016-09”) which changed the way we report the excess tax benefit related to the exercise and vesting of equity-based compensation awards in the statement of cash flows. As a result of this adoption, we have reclassified amounts that were reported prior to adoption. As a result of this reclassification, free cash flow reported decreased by $0.4 million for the year ended December 31, 2016, from amounts previously reported.

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

Overview and Recent Developments
Shutterstock is a leading global creative platform offering full-service solutions, high-quality content, and tools for brands, businesses and media companies. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
The content licensed by our customers includes:
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
•3D Models - following our acquisition of TurboSquid, Inc. on February 1, 2021, we now offer 3D models, used in industries such as advertising, media & video production, gaming, retail, education, design and architecture.
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
Over 2.0 million active, paying customers contributed to our revenue in 2020. As of December 31, 2020, more than 1.6 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 360 million images and more than 21 million footage clips as of December 31, 2020. This makes our collection of content one of the largest of its kind, and we delivered 180.0 million paid downloads to our customers across all of our brands during the year ended December 31, 2020.
Through our platform, we generate revenue by licensing content to our customers. During the year ended December 31, 2020, 62% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties, including our Shutterstock.com, bigstock.com and premiumbeat.com websites. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from our API platform as well as access to Shutterstock Editorial, which includes our library of editorial images and videos and Shutterstock Studios, our offering which provides custom, high-quality content matched with production tools and services. Our Enterprise sales channel provided approximately 38% of our revenue in 2020.

As the use cases for our creative solutions expand, we believe our customers are seeking alternative means to consume our offerings. As a result, we have seen strong growth in customers purchasing monthly subscription products. Our monthly subscriptions provide for a fixed number of content licenses that may be downloaded during the period. Our subscription-based pricing model makes the creative process easier because customers can download content in our collection for use in their creative process without incremental costs, which provides greater creative freedom and helps improve work product. In addition, customers may also purchase licenses through other contractual plans where the customer commits to buy a predetermined quantity of content licenses that may be downloaded over a period of time, generally between one month to one year. For users who need less content, individual content licenses may also be purchased on a transactional basis, paid for at the time of download.
Contributors of content typically earn a royalty each time their work is licensed. Contributors earn royalties based on our published earnings schedule that is based on annual licensing volume, which determines the contributor’s earnings tier and the purchase option under which the content was licensed. Royalties represent the largest component of our operating expenses, are reported within cost of revenue, tend to fluctuate proportionately with revenue and paid downloads and may be impacted by the mix of products sold.
In addition to content sourced through direct submission to our e-commerce platform, we also obtain all types of content through exclusive distribution agreements with strategic partners or through the direct acquisition of content, content libraries or archives. In certain cases, we enter into arrangements with contributors or strategic partners whereby we guarantee a minimum royalty, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. When we license content that has been obtained through direct acquisition, we pay no royalties. In recent years, we have made a number of enhancements to our content libraries through the direct acquisition of content and through entering into several such agreements and partnerships.
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts and directly through our sales force. Online marketing includes paid search, online display advertising, print advertising, trade shows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. This spend considers, among other things, the blended average customer lifetime value across our various purchase options so we can manage customer acquisition costs and aim to achieve targeted returns.
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
We continue to have operating income and positive operating cash flows. In 2020, our net income was $71.8 million and net cash from operating activities was $165.1 million. In the same period, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, and free cash flow were $154.9 million, 23.2%, $95.2 million and $144.2 million, respectively.
See Part II, Item 6 of this Annual Report on Form 10-K under the heading “Selected Financial Data—Non-GAAP Financial Measures.”

COVID-19 Update
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Our operations have been impacted by office closures globally and restrictions on employee travel and in-person meetings, however, we have generally been able to deliver our services remotely. The economic uncertainty caused by COVID-19 has had an impact on our customers and their ability to spend marketing budgets on our products, which has resulted in an unfavorable impact, to varying degrees geographically, on our revenue growth and number of paid downloads for the twelve months ended December 31, 2020. See Item 1A. Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

Subscribers (end of period)	281,000	194,000	*
Subscriber revenue (in millions)	$265.3	$236.5	*

Average revenue per customer (trailing twelve months)	$333	$330	*
Paid downloads (in millions)	180.0	187.8	179.6
Revenue per download	$3.68	$3.43	$3.40
Content in our collection (end of period, in millions)
Images	360	314	242
Footage clips	21	17	13
* Information not available

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
We recognize revenue upon the satisfaction of performance obligations, which occurs when (i) content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For content licenses, we recognize revenue on both our subscription-based and transaction-based products when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognizes the estimated revenue associated with the unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. We expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
Collectability is reasonably assured at the time the electronic order or contract is entered. The majority of our customers purchase products by making an electronic payment with a credit card at the time of the transaction. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
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
Product Development.    Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to vendors engaged in product management, design, development and testing of our websites and products. Product development costs also includes software and other IT equipment costs, allocated facility expenses and other supporting overhead costs.
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

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Consolidated Statements of Operations:
Revenue	$666,686	$650,523	$623,250
Operating expenses:
Cost of revenue	259,573	278,176	267,671
Sales and marketing	159,241	181,730	166,448
Product development	46,038	57,216	58,897
General and administrative	116,568	113,246	97,782
Total operating expenses	581,420	630,368	590,798
Income from operations	85,266	20,155	32,452
Gain on Sale of Webdam	—	—	38,613
Other income / (expense), net	4,257	4,761	(4,952)
Income before income taxes	89,523	24,916	66,113
Provision for income taxes	17,757	4,808	11,426
Net income	$71,766	$20,108	$54,687

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	39%	43%	43%
Sales and marketing	24%	28%	27%
Product development	7%	9%	9%
General and administrative	17%	17%	16%
Total operating expenses	87%	97%	95%
Income from operations	13%	3%	5%
Gain on Sale of Webdam	—%	—%	6%
Other income / (expense), net	1%	1%	(1)%
Income before income taxes	13%	4%	11%
Provision for income taxes	3%	1%	2%
Net income	11%	3%	9%

Comparison of the Years Ended December 31, 2020 and December 31, 2019
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$666,686	$650,523	$16,163	2%
Operating expenses:
Cost of revenue	259,573	278,176	(18,603)	(7)
Sales and marketing	159,241	181,730	(22,489)	(12)
Product development	46,038	57,216	(11,178)	(20)
General and administrative	116,568	113,246	3,322	3
Total operating expenses	581,420	630,368	(48,948)	(8)
Income from operations	85,266	20,155	65,111	323
Other income, net	4,257	4,761	(504)	(11)
Income before income taxes	89,523	24,916	64,607	259
Provision for income taxes	17,757	4,808	12,949	269
Net income	$71,766	$20,108	$51,658	257%

Revenue
Revenue increased by $16.2 million, or 2%, to $666.7 million in 2020 as compared to 2019. Foreign currency fluctuations did not have a significant impact on revenues in 2020, as compared to 2019. Our revenue growth in 2020 is primarily driven by our subscription business. From 2019 to 2020, subscribers grew by 45% to 281,000 and subscriber revenue grew by 12% to $265.3 million. During 2020, the majority of our subscriber revenue growth is attributed to our E-commerce sales channel.
E-commerce revenues increased by 5%, to $412.5 million in 2020 as compared to 2019. Foreign currency fluctuations did not have a significant impact on E-commerce revenues in 2020, as compared to 2019. During 2020, growth in our E-commerce sales channel was primarily driven by increased subscriber revenue.
Enterprise revenues decreased by 2%, to $254.2 million in 2020 as compared to 2019. Foreign currency fluctuations did not have a significant impact on Enterprise revenues in 2020, as compared to 2019. During 2020, the Company identified and implemented certain changes to improve performance, updated product offerings and made further platform investments. We believe these enhancements impacted our Enterprise sales operations at the end of 2020 and is one of the drivers of the increased deferred revenue balance as of December 31, 2020.
In addition, we believe our revenue for the year ended December 31, 2020 was unfavorably affected by the global COVID-19 pandemic and its impact on our customers and their ability to spend marketing budgets on our products.
In the years ended December 31, 2020 and 2019, we delivered 180.0 million and 187.8 million paid downloads, respectively, and our revenue per download increased to $3.68 for the year ended December 31, 2020, from $3.43 for the year ended December 31, 2019. During the year ended December 31, 2020, the 4% decrease in the number of paid downloads compared to 2019, is due to lower customer utilization of our products. We believe that the decline in usage during 2020, compared to 2019, is partially attributable to COVID-19.
Changes in our revenue by region were as follows: revenue from North America increased by $8.4 million, or 4%, to $236.6 million, revenue from Europe increased by $3.3 million, or 2%, to $220.7 million and revenue from outside Europe and North America increased by $4.5 million, or 2%, to $209.4 million, in the year ended December 31, 2020 compared to 2019.

Cost and Expenses
Cost of Revenue.    Cost of revenue decreased by $18.6 million, or 7%, to $259.6 million in 2020 as compared to 2019, due to lower royalty expense, content procurement costs and depreciation and amortization expense, partially offset by higher costs associated with website hosting, hardware and software licenses as well as increased credit card fees. In addition, cost of revenue includes severance charges of $1.2 million for the year ended December 31, 2020. The reduction in royalty expense was driven by the 4% decline in paid downloads as well as a modification in the way we compensate contributors. We expect that our cost of revenue will fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing.    Sales and marketing expenses decreased by $22.5 million, or 12%, to $159.2 million in 2020 as compared to 2019. As a percent of revenue, sales and marketing expenses decreased to 24% for the year ended December 31, 2020, from 28% for 2019. This decrease was primarily driven by a $21.1 million decline in marketing spend as we focused resources on more efficient customer acquisition and improved marketing return on investment. In addition, travel and related expense costs declined by $2.2 million due to travel restrictions resulting from COVID-19. These declines were partially offset by $2.3 million in higher employee-related costs. For the year ended December 31, 2020, sales and marketing expense includes severance charges of $1.7 million. We expect sales and marketing expenses to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.    Product development expenses decreased by $11.2 million, or 20%, to $46.0 million in 2020 as compared to 2019. This decrease was primarily driven by a $7.6 million reduction in software and other IT-related costs for the year ended December 31, 2020, compared to the prior year. In addition, employee and consulting related expenses decreased by $1.4 million in 2020 as compared to 2019. For the year ended December 31, 2020, product and development expense includes severance charges of $1.1 million. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.    General and administrative expenses increased by $3.3 million, or 3%, to $116.6 million in 2020 as compared to 2019. This increase was primarily driven by (i) higher non-cash compensation expense of $5.6 million, attributable to certain performance-based awards; (ii) higher employee-related costs of $4.2 million in 2020 as compared to 2019; and (iii) an increase in bad debt expense of $2.5 million in 2020 compared to 2019. These increases were partially offset by (i) a reduction in expense of $3.4 million, associated with the 2019 accrual of long-term incentives, related to our 2017 acquisition of Flashstock; (ii) lower depreciation and amortization expense of $3.2 million, driven by the recognition of $1.5 million of accelerated amortization expense in 2019 in conjunction with the Company’s re-branding of its Editorial product, in addition to lower depreciation driven by assets which became fully depreciated in prior periods; and (iii) lower professional and consulting fees of $1.6 million in 2020 compared to 2019. For the years ended December 31, 2020 and 2019, general and administrative expenses include severance charges of $1.4 million and $1.3 million, respectively.
Other income, net.    During 2020, $3.1 million of other income related to favorable foreign currency fluctuations, in addition to $1.2 million of interest income.
During 2019, $4.2 million of other income consisted of interest income, in addition to $0.5 million related to favorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.    Income tax expense increased by $12.9 million, or 269%, to $17.8 million in 2020 as compared to 2019. The increase in 2020 income tax expense was primarily driven by the increase in pre-tax income from $24.9 million in 2019 to $89.5 million in 2020. Our effective tax rates for the years ended December 31, 2020 and 2019 were approximately 19.8% and 19.3%, respectively.
The 2020 effective tax rate includes certain discrete items and the net effect of these discrete items increased the effective tax rate for 2020 by 0.8%. Excluding these discrete items, the effective tax rate would have been 19.0% for 2020.
The 2019 effective tax rate includes discrete items, the most significant of which relate to a discrete tax benefit for the release of reserves for uncertain tax positions due to a lapse in the statute of limitations, the effects of the foreign-derived intangible income deduction and the U.S. Research and Development tax credit claimed on the Company’s 2018 tax return, which was completed in 2019. The net effect of these discrete items decreased our effective tax rate for 2019 by 5.2%. Excluding these discrete items, the 2019 effective tax rate would have been 24.5%.
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
_______________________________________________________________________________
*    Not meaningful. See “Other (expense) / income, net” and “Gain on Sale of Webdam” below
Revenue
Revenue increased by $27.3 million, or 4%, to $650.5 million in 2019 as compared to 2018. Excluding the impact of foreign currency fluctuations, revenue increased 6% from 2018 to 2019. The increase was partially offset by the absence of revenue from Webdam, which contributed $2.7 million for the period from January 1, 2018 through February 26, 2018. The Company completed the Sale of Webdam in February 2018.
The Company’s E-commerce revenues increased by 7%, to $392.2 million in 2019 as compared to 2018. On a constant currency basis, the Company’s E-commerce revenues increased by approximately 9% in 2019 as compared to 2018. The Company’s Enterprise revenues increased by 1%, to $258.3 million in 2019 as compared to 2018. On a constant currency basis, the Company’s Enterprise revenues increased by approximately 3% in 2019 as compared to 2018. The Company faced headwinds in its Enterprise sales channel which resulted in the implementation of changes, including sales force optimization and compensation plan revisions.
During 2019, we continued to grow our customer base and continued with initiatives focused on broadening our product offerings and adding functionality to our creative platform, enhancing our workflow tools and increasing sales and marketing efforts to attract more users and promote increased customer engagement across our platform. As a result of these initiatives, there was a 5% increase in the number of paid downloads compared to 2018. Changes in our product mix drove a 1% increase in revenue per download as compared to the prior year. In 2019 and 2018, we delivered 188 million and 180 million paid downloads, respectively, and our revenue per download increased to $3.43 from $3.40, respectively.
Our revenue growth by region is as follows: revenue from outside Europe and North America increased by $20.2 million, or 11%, to $204.9 million, revenue from Europe increased by $9.8 million, or 5%, to $217.4 million and revenue from North America increased by $2.7 million, or 1%, to $228.2 million in 2019 compared to 2018.

Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $10.5 million, or 4%, to $278.2 million in 2019 as compared to 2018. Royalty expense, which is primarily incurred as content is downloaded, increased $3.8 million, or 2%, as compared to 2018. Depreciation and amortization expense increased by $4.7 million as compared to 2018, to $40.5 million in 2019, driven primarily by the depreciation of our capitalized internal-use software. We expect that our cost of revenue will increase in absolute dollars in the foreseeable future to the extent our revenue grows. We expect that our cost of revenue will fluctuate in line with changes in revenue and paid downloads.
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
Gain on Sale of Webdam. On February 26, 2018, the Company completed the Sale of Webdam, for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million in transaction costs paid, was $44.3 million, inclusive of $2.5 million received during 2019 from the release of escrowed funds. During 2018, management recognized a pre-tax gain on the sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.
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
The 2019 effective tax rate includes discrete items, the most significant of which relate to a discrete tax benefit for the release of reserves for uncertain tax positions due to a lapse in the statute of limitations, the effects of the foreign-derived intangible income deduction and the U.S. Research and Development tax credit claimed on the Company’s 2018 tax return,which was completed in 2019. The net effect of these discrete items decreased the effective tax rate for 2019 by 5.2%. Excluding these discrete items, the effective tax rate would have been 24.5% for 2019.

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

Liquidity and Capital Resources
As of December 31, 2020, we had cash and cash equivalents totaling $428.6 million, which primarily consisted of bank balances and money market funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
Historically, our principal uses of cash have included funding our operations, capital expenditures, content acquisition, business combinations that enhance our strategic position, cash dividend payments and share purchases under our share repurchase program. We plan to finance our operations and capital expenses largely through cash generated by our operations.
Stock Offering
On August 14, 2020, we completed an offering (the “Stock Offering”), whereby 2,580,000 shares of our common stock were sold to the public at a price to the public of $48.50 per share. We sold 516,000 shares of common stock in the Stock Offering and our Founder and Executive Chairman of the Board sold 2,064,000 shares of common stock in the Stock Offering. We received net proceeds from the shares sold, of approximately $23.2 million, after deducting underwriting discounts and commissions and offering expenses payable. We did not receive any proceeds from the shares sold by the Company’s Founder and Executive Chairman of the Board.
Dividends
We declared and paid cash dividends of $0.68 per share of common stock, or $24.4 million during the year ended December 31, 2020.
On January 12, 2021, our Board of Directors declared a quarterly cash dividend of $0.21 per share of outstanding common stock payable on March 18, 2021 to stockholders of record at the close of business on March 4, 2021. The Company currently expects to continue to pay comparable cash dividends on a quarterly basis in the future. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
On August 1, 2018, the Board of Directors declared a Special Dividend of $3.00 per share. The Special Dividend was paid on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The aggregate payment made in connection with this dividend was approximately $104.9 million.
Long-Term Investments
In 2020, we invested $5.0 million in preferred shares of an entity with a creative production and analytics platform. These preferred shares do not have a readily determinable fair value, and provide us less than a 2% fully diluted ownership interest.
In 2018, we invested $15 million in convertible preferred shares issued by ZCool Technologies Limited (“ZCool”), which is equivalent to a 25% fully diluted equity ownership interest, to further expand our presence in fast-growing markets. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. ZCool and its affiliates have been the exclusive distributor of Shutterstock content in China since 2014.
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

Share Repurchase Program
In October 2015, our board of directors approved a share repurchase program, authorizing us to repurchase up to $100 million of our common stock and in February 2017, our Board of Directors approved an increase to the share repurchase program, authorizing us to repurchase up to an additional $100 million of our outstanding common stock. We expect to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our share repurchase program is subject to us having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares of our common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of December 31, 2020, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. As of December 31, 2020, we have $100 million of repurchase capacity remaining under this program. We did not repurchase any shares under the share repurchase program in 2020.
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
During the year ended December 31, 2020, shares with an aggregate value of $4.5 million were withheld upon vesting of RSUs and paid in connection with related remittance to taxing authorities. In addition, $1.2 million of proceeds were received during 2020 from the issuance of common stock in connection with the exercise of stock options.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Future capital expenditures will generally relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure.
See Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our existing capital commitments as of December 31, 2020.
Cash Flows
The following table summarizes our cash flow data for 2020, 2019 and 2018, respectively.

	Year Ended December 31,
	2020	2019	2018
		(in thousands)
Net cash provided by operating activities	$165,072	$102,646	$102,202
Net cash used in investing activities	$(35,310)	$(27,234)	$(12,827)
Net cash used in financing activities	$(4,587)	$(1,696)	$(109,739)

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
Net cash provided by operating activities was $165.1 million for the year ended December 31, 2020, compared to $102.6 million for the year ended December 31, 2019. In the year ended December 31, 2020, operating cash flows were favorably impacted from our increased operating income, partially offset by $7.8 million in one-time payments associated with long-term incentives related to our 2017 acquisition of Flashstock, and changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period.
Net cash provided by operating activities was $102.6 million in 2019, which remained flat compared to $102.2 million in 2018.
Investing Activities
Our investing activities have consisted primarily of capital expenditures for internal-use software and website development costs and purchases of software and equipment. Our investing activities have also included content acquisitions, as well as investments, acquisitions and disposals. Capital expenditures include internal-use software and website development costs and purchases of software equipment as well as capitalization of leasehold improvements. Capital expenditures are primarily attributable to investments in internally developed software. We continue to invest significantly in product development and hosting infrastructure to enhance our customer experience and increase the efficiency with which we deploy new products and features. Cash used in investing activities totaled $35.3 million, $27.2 million and $12.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Cash used in investing activities for the year ended December 31, 2020 was $35.3 million, consisting primarily of capital expenditures of $25.6 million for internal-use software and website development costs and purchases of software and equipment, an investment of $5.0 million in a creative production and analytics platform, $3.0 million paid to acquire the rights to distribute certain digital content and $1.9 million associated with the acquisition of AI driven music technology.
Cash used in investing activities during 2019, mostly consisted of capital expenditures and content acquisitions of $26.1 million and $3.3 million, respectively, partially offset by $2.5 million net cash received from escrowed funds related to the Sale of Webdam.
Cash used in investing activities during 2018 mostly consisted of $34.9 million of capital expenditures and our $15.0 million investment in ZCool, partially offset by $41.8 million net cash received from the Sale of Webdam.
Financing Activities
Our financing activities have consisted primarily of payments associated with cash dividends and cash paid in settlement of tax withholding obligations related to employee stock-based compensation awards in addition to proceeds from our Stock Offering and proceeds received in connection with the exercise of stock options. Cash used in financing activities totaled $4.6 million, $1.7 million and $109.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Cash used in financing activities during 2020 primarily consisted of $24.4 million related to the payment of the quarterly cash dividends and $4.5 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by $23.2 million of proceeds from our Stock Offering, after deducting underwriting discounts, commissions and offering expenses paid and approximately $1.2 million in proceeds received in connection with the exercise of stock options.
Cash used in financing activities during 2019 primarily consisted of $7.1 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards, partially offset by approximately $5.4 million of proceeds received in connection with the exercise of stock options.
Cash used in financing activities during 2018 primarily consisted of $104.9 million related to the payment of the Special Dividend and $7.3 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards, partially offset by proceeds of approximately $2.5 million in proceeds received in connection with the exercise of stock options.

Contractual Obligations and Commitments
We lease real estate under operating lease agreements that expire on various dates during the period from 2021 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space or hosting facilities, if required. We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. Our future minimum payments under non-cancelable operating leases and purchase obligations are as follows as of December 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$64,317	$9,334	$14,725	$14,607	$25,651
Purchase obligations	38,637	26,524	12,113	—	—
Total	$102,954	$35,858	$26,838	$14,607	$25,651
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in January 2016, which we refer to as the ESB Lease. The ESB Lease will expire in 2029, and the aggregate undiscounted future minimum lease payments, are approximately $56.3 million. We are also party to a letter of credit as a security deposit for this leased facility, which was reduced from $2.6 million to $1.7 million in February 2020. As of March 31, 2020, the Company is no longer required to provide cash collateral for its letter of credit, and, accordingly, these funds are no longer restricted.
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

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, the volume of expected unused licenses used in revenue recognition for our subscription-based products and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
We recognize revenues upon the satisfaction of performance obligations, which generally occurs when (i) content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For content licenses, we recognize revenues on both a subscription-based and transaction-based products when content is downloaded, at which time the license is provided. In addition, we estimate expected unused licenses for subscription-based products and recognize the estimated revenue associated with unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. We expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
Collectability is reasonably assured at the time the electronic order or contract is entered. The majority of our customers purchase products by making electronic payments with a credit card at the time of the transaction. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
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
As of December 31, 2020 and 2019, we had an allowance for doubtful accounts of $4.9 million and $3.6 million, respectively. Fluctuations in our allowance for doubtful accounts are primarily attributable to changes in the aging profile of our gross accounts receivable balances and specific customer situations arising during the year.
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

On a quarterly basis, we assess the realizability of deferred tax assets, based on the available evidence including a history of taxable income, estimates of future taxable income and planning strategies and a valuation allowance is recorded to the extent that it is not more likely than not that the deferred tax assets will be realized. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates, we will adjust these estimates in future periods which may result in a change in the effective tax rate in a future period.
Except as required under U.S. tax laws, we do not provide for U.S. taxes on the undistributed earnings of our foreign subsidiaries. With the enactment of the TCJA, we are required to treat the undistributed earnings and profits of our foreign subsidiaries accumulated through a measurement period that should not extend more than one year beyond the date of the enactment of the TCJA as if they were repatriated to the U.S., and pay a current U.S. tax amount as a result of such “deemed” repatriation. We do not record provisions for potential deferred U.S. income taxes or foreign withholding taxes that otherwise may be payable if we were to repatriate such earnings, since we do not intend to repatriate such amounts.
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
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 36%, 35% and 35% in 2020, 2019 and 2018, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for 2020, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would impact our revenue by approximately 3%.
We have established foreign subsidiaries in various countries and have concluded that the functional currency of these entities is generally the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. The net impacts of foreign currency transactions on our financial statements were gains of $2.4 million and $0.2 million in 2020 and 2019, respectively, and a loss of $2.2 million in 2018. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.

Our historical revenue by currency is as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$138,128	€122,287	$133,341	€117,852	$124,732	€105,327
British pounds	49,402	£38,570	48,307	£37,658	49,561	£36,965
All other non-U.S. currencies(1)	49,630		47,471		44,393
Total foreign currency	237,160		229,119		218,686

U.S. dollar	429,526		421,404		404,564
Total revenue	$666,686		$650,523		$623,250

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
We did not have any long-term borrowings as of December 31, 2020.
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

Item 8.    Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-2 through F-32 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which begins on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2020.
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

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)The following documents are included as part of this Annual Report on Form 10-K:
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

Item 16.    Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterstock, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shutterstock, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Notes 1 and 8 to the consolidated financial statements, the majority of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. The Company recognizes revenue upon the satisfaction of performance obligations, which generally occurs when content is downloaded by a customer. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded, at which time the license is provided. For the year ended December 31, 2020, the Company’s total revenue was $666.7 million.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence related to content license arrangements and customer download activity.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the completeness, accuracy and existence of revenue recognized. These procedures also included, among others, evaluating the completeness, accuracy and existence of revenue recognized on a sample basis by inspecting content license arrangements and evaluating the appropriateness of the revenue recognized based on the terms of each arrangement and customer download activity.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 11, 2021

We have served as the Company’s auditor since 2011.

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$428,574	$303,261
Accounts receivable, net of allowance of $4,942 and $3,579	43,846	47,016
Prepaid expenses and other current assets	16,650	26,703
Total current assets	489,070	376,980
Property and equipment, net	50,906	58,834
Right-of-use assets	39,552	45,453
Intangible assets, net	25,765	26,669
Goodwill	89,413	88,974
Deferred tax assets, net	13,566	14,387
Other assets	21,372	19,215
Total assets	$729,644	$630,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,442	$6,104
Accrued expenses	67,909	53,864
Contributor royalties payable	26,336	25,193
Deferred revenue	149,843	141,922
Other current liabilities	10,399	18,811
Total current liabilities	256,929	245,894
Lease liabilities	41,620	47,313
Other non-current liabilities	9,170	9,160
Total liabilities	307,719	302,367
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 38,803 and 38,055 shares issued and 36,245 and 35,497 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	389	381
Additional paid-in capital	360,939	312,824
Treasury stock, at cost; 2,558 shares as of December 31, 2020 and December 31, 2019	(100,027)	(100,027)
Accumulated other comprehensive loss	(7,681)	(6,220)
Retained earnings	168,305	121,187
Total stockholders’ equity	421,925	328,145
Total liabilities and stockholders’ equity	$729,644	$630,512

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$666,686	$650,523	$623,250
Operating expenses:
Cost of revenue	259,573	278,176	267,671
Sales and marketing	159,241	181,730	166,448
Product development	46,038	57,216	58,897
General and administrative	116,568	113,246	97,782
Total operating expenses	581,420	630,368	590,798
Income from operations	85,266	20,155	32,452
Gain on Sale of Webdam	—	—	38,613
Other income / (expense), net	4,257	4,761	(4,952)
Income before income taxes	89,523	24,916	66,113
Provision for income taxes	17,757	4,808	11,426
Net income	$71,766	$20,108	$54,687

Earnings per share:
Basic	$2.00	$0.57	$1.57
Diluted	$1.97	$0.57	$1.54
Weighted average shares outstanding:
Basic	35,844	35,285	34,935
Diluted	36,369	35,581	35,420

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$71,766	$20,108	$54,687
Foreign currency translation (loss) / gain	(1,461)	251	(2,914)
Other comprehensive (loss) / income	(1,461)	251	(2,914)
Comprehensive income	$70,305	$20,359	$51,773
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	37,270	$373	2,558	$(100,027)	$272,657	$(3,557)	$145,139	$314,585
Cumulative Effect of Accounting Change (See Note 1)	—	—	—	—	—	—	6,178	6,178
Balance at January 1, 2018	37,270	$373	2,558	$(100,027)	$272,657	$(3,557)	$151,317	$320,763
Equity-based compensation	—	—	—	—	23,869	—	—	23,869
Issuance of common stock in connection with employee stock option exercises and RSU vesting	498	5	—	—	2,450	—	—	2,455
Common shares withheld for settlement of taxes in connection with equity-based compensation	(150)	(2)	—	—	(7,266)	—	—	(7,268)
Payment of Special Dividend	—	—	—	—	—	—	(104,925)	(104,925)
Other comprehensive income	—	—	—	—	—	(2,914)	—	(2,914)
Net income	—	—	—	—	—	—	54,687	54,687
Balance at December 31, 2018	37,618	376	2,558	(100,027)	291,710	(6,471)	101,079	286,667
Equity-based compensation	—	—	—	—	22,815	—	—	22,815
Issuance of common stock in connection with employee stock option exercises and RSU vesting	601	6	—	—	5,359	—	—	5,365
Common shares withheld for settlement of taxes in connection with equity-based compensation	(164)	(1)	—	—	(7,060)	—	—	(7,061)
Other comprehensive loss	—	—	—	—	—	251	—	251
Net income	—	—	—	—	—	—	20,108	20,108
Balance at December 31, 2019	38,055	381	2,558	(100,027)	312,824	(6,220)	121,187	328,145
Cumulative Effect of Accounting Change (See Note 1)	—	—	—	—	—	—	(247)	(247)
Balance at January 1, 2020	38,055	381	2,558	(100,027)	312,824	(6,220)	120,940	327,898
Equity-based compensation	—	—	—	—	28,309	—	—	28,309
Issuance of common stock, net of issuance costs	516	5	—	—	23,148	—	—	23,153
Issuance of common stock in connection with employee stock option exercises and RSU vesting	351	4	—	—	1,167	—	—	1,171
Common shares withheld for settlement of taxes in connection with equity-based compensation	(119)	(1)	—	—	(4,509)	—	—	(4,510)
Cash dividends paid	—	—	—	—	—	—	(24,401)	(24,401)
Other comprehensive income	—	—	—	—	—	(1,461)	—	(1,461)
Net income	—	—	—	—	—	—	71,766	71,766
Balance at December 31, 2020	38,803	$389	2,558	$(100,027)	$360,939	$(7,681)	$168,305	$421,925
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,766	$20,108	$54,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,359	49,915	45,652
Deferred taxes	1,019	(2,025)	(6,270)
Non-cash equity-based compensation	28,309	22,815	23,869
Gain on Sale of Webdam	—	—	(38,613)
Loss on impairment of long-term investment	—	—	5,881
Bad debt expense	2,580	84	1,175
Changes in operating assets and liabilities:
Accounts receivable	513	(6,169)	2,641
Prepaid expenses and other current and non-current assets	9,775	4,246	113
Accounts payable and other current and non-current liabilities	8,587	8,360	6,388
Long-term incentives related to acquisitions	(7,759)	—	—
Contributor royalties payable	1,075	2,168	3,021
Deferred revenue	7,848	3,144	3,658
Net cash provided by operating activities	$165,072	$102,646	$102,202

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,630)	(26,081)	(34,890)
Business and asset acquisitions	(1,850)	—	(845)
Proceeds from Sale of Webdam, net	—	2,500	41,804
Long term investments	(5,000)	—	(15,000)
Acquisition of content	(2,970)	(3,344)	(3,838)
Security deposit release / (payment)	140	(309)	(58)
Net cash used in investing activities	$(35,310)	$(27,234)	$(12,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	23,153	—	—
Proceeds from exercise of stock options	1,171	5,365	2,454
Cash paid related to settlement of employee taxes related to RSU vesting	(4,510)	(7,061)	(7,268)
Payment of cash dividends	(24,401)	—	(104,925)
Net cash used in financing activities	$(4,587)	$(1,696)	$(109,739)

Effect of foreign exchange rate changes on cash	(2,475)	(1,307)	(2,212)
Net increase / (decrease) in cash, cash equivalents and restricted cash	122,700	72,409	(22,576)
Cash, cash equivalents and restricted cash, beginning of period	305,874	233,465	256,041
Cash, cash equivalents and restricted cash, end of period	$428,574	$305,874	$233,465

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$8,751	$1,902	$580

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies
Description of Business
Shutterstock (the “Company” or “Shutterstock”) is a leading creative platform offering full-service solutions, high-quality content, and tools for brands, businesses and media companies. The Company’s platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
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
•3D Models - following the Company’s acquisition of TurboSquid, Inc. on February 1, 2021, Shutterstock now offer 3D models, used in industries such as advertising, media & video production, gaming, retail, education, design and architecture. See Note 17 Subsequent Events.
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
The majority of the Company’s revenues are derived from customers who license content using electronic payments at the time of a transaction. The Company’s accounts receivable are primarily from enterprise customers who require invoicing. The Company performs initial and ongoing credit reviews on these customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. As of December 31, 2020 and 2019, no single customer accounted for or exceeded 10% of accounts receivable.
Additionally, no single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2020, 2019 or 2018.
Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020	As of December 31, 2019
Cash and cash equivalents	$428,574	$303,261
Restricted cash	—	2,613
Total cash, cash equivalents and restricted cash	$428,574	$305,874
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
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable consists of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts based on an evaluation of (i) the aging of its accounts receivable considering historical receivables loss rates, (ii) on a customer-by-customer basis, where appropriate, and (iii) the economic environments in which the Company operates.
Historically, the Company used an incurred loss model to calculate its allowance for doubtful accounts. Upon the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”) on January 1, 2020, the Company shifted to a current expected credit loss model.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$3,579	$4,697	$4,088
Add: bad debt expense	2,580	84	1,175
Less: write-offs, net of recoveries and other adjustments[1]	(1,217)	(1,202)	(566)
Balance, end of period	$4,942	$3,579	$4,697
1 - Other adjustments includes the adoption of ASU 2016-13, which increased the allowance for doubtful accounts by $0.3M.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of December 31, 2020 and December 31, 2019, the Company’s combined allowance for chargebacks and sales refunds was $0.5 million, and $0.3 million, respectively, which is included as a component of other current liabilities on the Consolidated Balance Sheets.
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
Impairment of Long-Lived Assets
Long-lived assets, inclusive of definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no long-lived asset impairment charges in 2020, 2019 or 2018.

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
In 2020, the Company’s goodwill balance was allocated to a single reporting unit. Since inception through December 31, 2020, the Company has not had any impairment of goodwill.
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
The Company recognizes revenue upon the satisfaction of performance obligations, which generally occurs when (i) content is downloaded by a customer or (ii) hosted software services are provisioned and available to a customer. For content licenses, the Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded, at which time the license is provided. In addition, the Company estimates expected unused licenses for subscription-based products and recognizes the revenue associated with the unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. Revenue associated with hosted software services is recognized ratably over the term of the license. The Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
Collectability is reasonably assured at the time the electronic order or contract is entered. The majority of the Company’s customers purchase products by making electronic payments with a credit card at the time of the transaction. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
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
The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) on January 1, 2018 using the modified retrospective approach, and prior period amounts were not restated. The effect of adoption of this guidance on the Consolidated Balance Sheet as of January 1, 2018 was to reduce (i) prepaid expenses and other current assets by $3.7 million and (ii) deferred revenues by $9.9 million, with an offsetting $6.2 million increase in 2018 opening retained earnings.
Cost of Revenue
The Company’s cost of revenue includes royalties paid to contributors, credit card processing fees, content reviewer costs, customer service expenses, infrastructure and hosting costs, content personnel salaries, non-cash equity-based compensation, amortization of content and technology intangible assets, and depreciation of network equipment, which are the direct costs related to providing content and service to customers. Additionally, the Company includes an allocation of overhead costs primarily related to payroll, insurance, and facilities expenses based on headcount.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period a customer download occurs and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2020, 2019 and 2018, the Company deferred $3.6 million, $8.4 million and $6.2 million, respectively, in royalty advances and amortized $5.5 million, $9.2 million and $6.1 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2020, the balance of deferred contributor royalties was not significant. As of December 31, 2019, the Company has deferred contributor royalties of $1.9 million, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.
Internal sales commissions are generally paid in the month following collection or invoicing of the commissioned receivable and is reported in sales and marketing expense on the Consolidated Statements of Operations. The Company expenses contract acquisition costs, including internal sales commissions, as incurred, to the extent that the amortization period would otherwise be one year or less.
Product Development
The Company expenses product development costs as incurred, except for costs that are capitalized for certain internal software development projects. Product development costs are primarily comprised of development personnel salaries, non-cash equity-based compensation, software and other IT equipment costs as well as allocated facility costs and related overhead.
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $81.2 million, $102.3 million and $91.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are included in sales and marketing expense in the Consolidated Statements of Operations.
Leasing
The Company records rent expense on a straight-line basis over the term of the related lease. In accordance with FASB ASU 2016-02, Leases (Topic 842), as amended (“ASC 842”), which the Company adopted effective January 1, 2019, the Company first determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. This standard requires the recognition of right-of-use (“ROU”) assets and lease liabilities for the Company’s operating leases. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. The Company has also elected not to recognize a lease liability or ROU asset for leases with a term of 12 months or less, and recognize lease payments for those short-term leases on a straight-line basis over the lease term in the Consolidated Statements of Operations. Operating leases are included in ROU assets, other current liabilities and lease liabilities (net of current portion) on the Consolidated Balance Sheets.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity-Based Compensation
The Company grants Restricted Stock Units, Performance-based Restricted Stock Units (“PRSUs” and, collectively with Restricted Stock Units, “RSUs”) and Stock Options to directors and officers and certain other employees of the Company. All awards are granted pursuant to the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), which is discussed further in Note 9, Equity-Based Compensation.
The Company measures and recognizes non-cash equity-based compensation expense for all stock-based awards granted to employees based on estimated fair values. The value portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Forfeitures are accounted for as they occur. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Compensation expense related to awards with a market condition is recognized over the requisite service period regardless of the achievement of the market condition. Compensation expense related to awards with a performance condition is recognized over the requisite service period based on the expected levels of achievement. To the extent that the expected levels of achievement change, stock-based compensation expense is adjusted and recorded in the Consolidated Statements of Operations and the remaining unrecognized stock-based compensation is recognized over the remaining requisite service period.
The Company uses the closing price of the Company’s common stock on the date of grant to determine the fair value of RSUs. The Company uses the Black Scholes option pricing model, to determine the fair value of stock options on the date of grant. The Monte Carlo simulation model is used if the award has a market condition.
The determination of the grant date fair value using an option-pricing model and simulation model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include the Company’s closing market price at the grant date, the expected stock price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:
•Fair Value of Common Stock.  The grant date fair value for stock-based awards is based on the closing price of the Company’s common stock on the NYSE on the date of grant and fair value for all other purposes related to stock-based awards shall be the closing price of the Company’s common stock on the NYSE on the relevant date.
•Expected Term.  The expected term is estimated using the simplified method allowed under Securities and Exchange Commission (“SEC”) guidance. In certain cases for market based awards, the Company’s expected term is based on a combination of historical data and estimates of the period of time the award will be outstanding.
•Volatility.  The volatility is estimated based on historical price volatility of the Company’s common stock.
•Risk-free Interest Rate.  The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of each award group.
•Dividend Yield.  The Company determines the dividend yield based on management’s expectations of future dividends. The Company has historically used an expected dividend yield of zero for options granted.
If any of the assumptions used in the Black-Scholes pricing model or Monte Carlo simulation model changes significantly, the fair value for future awards may differ materially compared with the awards granted previously. The awards granted pursuant to the 2012 Plan are subject to a time-based vesting requirement and certain award grants may also include market based or performance based vesting conditions. While each PRSU corresponds to one target share of the Company’s stock, the number of shares that may eventually vest will be between 0% and 150% of a recipient’s target shares, depending on both the recipient’s continued service with the Company and the extent to which performance goals will have been achieved. Stock option awards granted under the 2012 Plan vest over three or four years while the majority of the restricted stock units granted under the 2012 Plan vest over three years.
Employee Benefit Plans
The Company offers a 401(k) defined contribution plan and provides for discretionary employer matching contributions. All matching contributions are recognized as an expense in the Statement of Operations, as incurred. The Company recorded employer matching contributions of $3.8 million, $3.7 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On a quarterly basis, the Company assesses the realizability of deferred tax assets, based on the available evidence including a history of taxable income, estimates of future taxable income and planning strategies and a valuation allowance is recorded to the extent that it is not more likely than not that the deferred tax assets will be realized. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates, the Company will adjust these estimates in future periods which may result in a change in the effective tax rate in a future period.
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
Net Income Per Share
Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, is excluded from basic weighted average number of common shares outstanding.
Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average common shares outstanding and all potential common shares, if they are dilutive.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reportable Segments
For the year ended December 31, 2020, the Company has identified one operating segment, which has also been determined to be the Company’s primary reportable business segment. Prior to the Sale of Webdam on February 26, 2018, the Company had also identified a non-reportable segment which was classified in the Other Category, included the Company’s digital asset management operating segment and failed to meet the quantitative or qualitative thresholds for separate segment reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the respective local currency. Monetary assets and liabilities that are denominated in currencies other than each entity’s functional currency are remeasured into the functional currency at the period-end exchange rates and result in transactional gains and losses. The net impact of foreign currency transactional gains and losses on the Company’s results of operations were gains of $2.4 million and $0.2 million in 2020 and 2019, respectively, and a loss of $2.2 million in 2018. Translation adjustments resulting from converting the foreign subsidiaries financial statements into U.S. dollars using the period-end exchange rates for balance sheet accounts and the period average exchange rate for the Statements of Operations are recorded as a component of accumulated other comprehensive income / (loss) within stockholders’ equity.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recently Issued Accounting Standard Updates
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU-2019-12”). ASU 2019-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Adoption of ASU 2019-12 is not expected to have a material effect on the Company’s consolidated financial statements. The Company is finalizing its evaluation of the impact of this new standard on the consolidated financial statements.

(2) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of December 31, 2020 and 2019, except as noted below.
Money Market Accounts
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of December 31, 2020, the Company had a balance of $250.0 million in money market accounts. The Company did not have any money market accounts as of December 31, 2019.
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
Long-Term Investments
As of December 31, 2020 and 2019, the Company’s Long-Term Investments totaled $20.0 million and $15.0 million, respectively, which is reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for equity investments with no readily determinable fair value and are reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its Long-Term Investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and the general market conditions. As of December 31, 2020, no adjustments to the carrying values of the Company’s Long-Term Investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.
Investment in ZCool Technologies Limited (“ZCool”)
In 2018, the Company invested $15.0 million in convertible preferred shares issued by ZCool (the “Preferred Shares”), which is equivalent to a 25% fully diluted equity ownership interest. ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. ZCool and its affiliates have been the exclusive distributor of Shutterstock content in China since 2014.
ZCool is a variable interest entity that is not consolidated because the Company is not the primary beneficiary. The Preferred Shares are not deemed to be in-substance common stock and are accounted for using the measurement alternative for equity investments with no readily determinable fair value.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Equity Investments
In 2020, the Company invested $5.0 million in preferred shares of an entity with a creative production and analytics platform. These preferred shares do not have a readily determinable fair value, and give the Company less than a 2% fully diluted ownership interest.
Long-term Lending Facility and Note Receivable
In 2016, as amended in 2017, the Company entered into a multi-part investment with SilverHub Media Limited (“SHM”), an unrelated third-party contributor, which resulted in the Company investing $5.9 million into SHM. During 2018, the Company determined that its investment in SHM experienced an other-than-temporary impairment and therefore, the Company recorded a $5.9 million impairment charge in order to reduce the fair value of the Company’s investment in SHM to zero. This charge was recorded in Other income / (expense), net in the Consolidated Statements of Operations.

(3) Sale of Webdam
Sale of Digital Asset Management Business
On February 26, 2018, the Company completed the Sale of Webdam for an aggregate purchase price of $49.1 million. Total cash received, net of $4.6 million transaction costs paid, was $44.3 million, inclusive of $2.5 million received during the year ended December 31, 2019, from the release of escrowed funds. During 2018, the Company recognized a pre-tax gain on sale of approximately $38.6 million, which represents the excess of the net purchase price over the net assets transferred, less transaction costs.

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	December 31,
	2020	2019
Computer equipment and software	$193,141	$165,950
Furniture and fixtures	10,235	10,199
Leasehold improvements	19,382	19,203
Property and equipment	222,758	195,352
Less: accumulated depreciation	(171,852)	(136,518)
Property and equipment, net	$50,906	$58,834
Depreciation and amortization expense related to property and equipment amounted to $35.6 million, $42.9 million and $40.1 million, for the years ended December 31, 2020, 2019 and 2018, respectively. Of these amounts, $31.6 million, $38.1 million and $34.0 million are included in cost of revenue for the years ended December 31, 2020, 2019 and 2018, respectively, and $4.0 million, $4.8 million and $6.1 million are included in general and administrative expense for the years ended December 31, 2020, 2019 and 2018, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. There was no loss on disposal for the years ended December 31, 2020, 2019 and 2018, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $25.1 million, $23.6 million and $27.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. During 2020, 2019 and 2018, the Company invested significantly in its product development and hosting infrastructure to enhance its customer experience and increase the efficiency with which management deploys new products and features.
The portion of total depreciation expense related to capitalized internal-use software was $28.9 million, $30.3 million and $24.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statement of Operations.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020 and 2019, the Company had capitalized internal-use software of $38.0 million and $41.8 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(5) Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the Company’s goodwill balance for the year ended December 31, 2020 (in thousands):

Goodwill
Balance as of December 31, 2019	$88,974
Foreign currency translation adjustment	439
Balance as of December 31, 2020	$89,413

In 2020, the Company’s goodwill balance was allocated to a single reporting unit. The Company performed its annual goodwill assessment as of October 1, 2020 and concluded that the fair value of its reporting unit was greater than its carrying amount, and therefore, no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment of its content business reporting unit to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment.
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

Intangible Assets
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020				As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$18,132	$(11,032)	$7,100	9	$17,729	$(9,294)	$8,435
Trade name	6,669	(6,328)	341	7	6,517	(5,941)	576
Developed technology	6,930	(5,039)	1,891	4	4,841	(4,226)	615
Contributor content	26,669	(10,378)	16,291	9	23,510	(6,626)	16,884
Patents	259	(117)	142	18	259	(100)	159
Total	$58,659	$(32,894)	$25,765		$52,856	$(26,187)	$26,669
Amortization expense related to the intangible assets was $5.8 million, $7.0 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Of these amounts, $3.4 million, $2.3 million and $1.7 million are included in cost of revenue for the years ended December 31, 2020, 2019 and 2018, respectively, and $2.4 million, $4.7 million and $3.8 million are included in general and administrative expense for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $5.7 million in 2021, $5.4 million in 2022, $5.1 million in 2023, $3.6 million in 2024, $2.1 million in 2025 and $3.9 million thereafter.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Compensation	$31,499	$20,776
Non-income taxes	17,164	15,332
Website hosting and marketing fees	9,991	8,657
Other expenses	9,255	9,099
Total accrued expenses	$67,909	$53,864

(7) Stockholders’ Equity
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
The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2020, the Company has not issued and has no plans to issue any shares of preferred stock.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to purchase an additional $100 million of its common stock. As of December 31, 2020, the Company has repurchased approximately 2,558,000 shares of its common stock under the share repurchase program at an average per-share cost of approximately $39.09. As of December 31, 2020, there is $100 million of remaining authorization for purchases under the share repurchase program. During 2020, the Company did not repurchase any shares under the share repurchase program.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Dividends
On February 11, 2020, the Board of Directors approved the initiation of a quarterly cash dividend. The Company declared and paid cash dividends totaling $0.68 per share of common stock, or $24.4 million, during the year ended December 31, 2020.
On January 12, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share of outstanding common stock payable on March 18, 2021 to stockholders of record at the close of business on March 4, 2021. Future declaration of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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

(8) Revenue
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s revenue by distribution channel for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
E-commerce	$412,521	$392,241	$365,730
Enterprise	254,165	258,282	254,809
Other (1)	—	—	2,711
Total Revenues	$666,686	$650,523	$623,250
(1)As previously discussed in Note 3, on February 26, 2018, the Company completed the Sale of Webdam. 2018 amounts include revenue earned during the period from January 1, 2018 through February 26, 2018.
The December 31, 2020 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $136.8 million of total revenue recognized for the year ended December 31, 2020 was reflected in deferred revenue as of January 1, 2020.

(9) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under the 2012 Plan based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$430	$220	$523
Sales and marketing	1,887	1,934	2,218
Product development	4,494	4,737	5,815
General and administrative	21,498	15,924	15,313
Total	$28,309	$22,815	$23,869

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	$2,088	$5,721	$6,009
RSUs	26,221	17,094	17,860
Total	$28,309	$22,815	$23,869
2012 Omnibus Equity Incentive Plan
On October 10, 2012, the Company’s 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan was initially 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s Board of Directors. Any awards issued under the 2012 Plan that are forfeited by the participant will become available for future grant under the 2012 Plan. The number of shares of common stock available under the 2012 Plan was automatically increased by approximately 1,065,000 and 1,052,000 shares on January 1, 2020 and 2019, respectively, pursuant to the automatic increase provisions of the 2012 Plan.
Stock Option Awards
The following is a summary of stock option awards and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2019	989,485	$57.45
Options granted	53,022	42.96
Options exercised	(33,755)	34.69
Options canceled or expired	(31,719)	43.70
Options outstanding at December 31, 2020	977,033	$57.90

Options exercisable at December 31, 2020	334,199	$34.06

Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	As of December 31,
	2020	2019
Stock options outstanding	$16,100	$4,000
Stock options exercisable	$12,600	$3,000
Stock options vested and expected to vest	$16,100	$4,000
The intrinsic value of stock options exercised for the years ended December 31, 2020, 2019 and 2018 was approximately $0.5 million, $1.1 million and $2.0 million, respectively.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following weighted average assumptions were used in the fair value calculation for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	6.0	6.3	6.3
Volatility	43.8%	45.4%	47.8%
Risk-free interest rate	1.73%	1.83%	2.63%
Dividend yield	—	—	—
Valuation Data:
Weighted average fair value per share granted	$18.86	$18.05	$23.64

On April 24, 2014, the Company granted 500,000 stock options with a market-based condition to its Founder and Executive Chairman. The stock options have an exercise price of $80.94 per share and will not vest or become exercisable unless (i) the Founder and Executive Chairman remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company’s common stock equals or exceeds $161.88 per share for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive provided that the Founder and Executive Chairman remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $21.6 million and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion of the requisite service period, no charge will be reversed. In conjunction with the Special Dividend Adjustment, the Company adjusted the number of stock options to approximately 527,000 from 500,000 and the exercise price of each option to $76.73, from $80.94 pursuant to the anti-dilution provisions of the 2012 Plan.  The market-based conditions required for vesting remain unchanged.
As of December 31, 2020, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $1.6 million, which is expected to be recognized through fiscal year 2023.
Restricted Stock Units Awards (including PRSUs)
The following table presents a summary of the Company’s RSUs activity for the year ended December 31, 2020:

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2019	1,113,679	$45.03
Units granted	900,422	36.42
Units vested	(317,240)	43.84
Units canceled or forfeited	(288,838)	40.50
Non-vested balance at December 31, 2020	1,408,023	$40.72

Non-vested and deferred balance at December 31, 2020	1,452,245	$40.94

On April 24, 2014, the Company granted 100,000 restricted stock units with a market-based condition to its Founder and Executive Chairman. The restricted stock units will vest only if (i) the reporting person remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company's common stock equals or exceeds $161.88 for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive; provided that the reporting person remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $5.8 million and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the requisite service period, no charge will be reversed. In conjunction with the Special Dividend Adjustment, the Company adjusted the number of restricted stock units to approximately 105,000 from 100,000, pursuant to the anti-dilution provisions of the 2012 Plan.  The market-based conditions required for vesting remain unchanged.
As of December 31, 2020, the total unrecognized compensation charge related to the restricted stock units is approximately $30.0 million, which is expected to be recognized through fiscal 2023.

(10) Other Income / (Expense), net
The following table presents a summary of the Company’s other income / (expense) activity included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Foreign currency gain / (loss)	$3,067	$540	$(1,807)
Impairment of a long-term investment asset	—	—	(5,881)
Interest income	1,190	4,221	2,736
Other income / (expense), net	$4,257	$4,761	$(4,952)

(11) Income Taxes
The Company’s geographical breakdown of its income / (loss) before income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$83,255	$25,549	$68,596
Foreign	6,268	(633)	(2,483)
Income before income taxes	$89,523	$24,916	$66,113

The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current provision:
Federal	$11,287	$2,824	$7,670
State and local	2,294	1,127	4,800
Foreign	3,158	2,882	5,226
Deferred provision (benefit):
Federal	(1,147)	(2,337)	(2,901)
State and local	149	(52)	(164)
Foreign	2,016	364	(3,205)
Provision for income taxes	$17,757	$4,808	$11,426

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. income tax at federal statutory rate	21.0%	21.0%	21.0%
Tax credits	(1.7)	(12.6)	(5.4)
State and local taxes, net of federal benefit	1.5	1.7	1.9
Equity-based compensation	2.4	2.0	(0.4)
Foreign rate differential	0.5	0.3	0.5
Foreign-derived intangible income deduction	(6.0)	(12.0)	(3.7)
Uncertain tax positions	1.0	12.4	3.6
Valuation allowance	0.9	3.9	—
Transition tax related to TCJA	—	—	(0.3)
Non-deductible—other	0.2	2.6	0.1
Total provision for income taxes	19.8%	19.3%	17.3%

The tax effect of the Company’s temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Non-cash equity-based compensation	$11,508	$9,806
Intangible amortization	850	2,252
Non-income tax accruals	2,499	2,647
Lease liabilities	10,995	12,645
Other liabilities	5,804	6,508
Gross deferred tax assets	31,656	33,858
Valuation allowance	(1,861)	(965)
Net deferred tax assets	29,795	32,893
Deferred tax liabilities:
Right-of-use assets	(8,557)	(10,125)
Depreciation and amortization	(7,672)	(8,381)
Net deferred tax assets	$13,566	$14,387

The non-cash equity-based compensation for the Company includes a deferred tax asset of $6.2 million associated with the performance-based grant of stock options and restricted stock units to the Company’s Founder and Executive Chairman. In addition, the $1.9 million valuation allowance relates to certain foreign net operating loss carryforwards, where the Company has determined that there is sufficient uncertainty regarding the future realization of these net operating losses.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes changes to the Company’s unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance of unrecognized tax benefits at January 1	$8,949	$5,846	$2,966
Gross additions for tax positions for prior years	—	173	332
Gross additions for tax positions for current year	724	3,842	3,476
Gross reductions for tax positions of prior years	(81)	—	—
Gross expirations	—	(912)	(928)
Balance of unrecognized tax benefits at December 31	$9,592	$8,949	$5,846

The total amount of unrecognized tax benefits as of December 31, 2020, was $8.7 million, which, if recognized, would impact the Company’s effective tax rate in future periods. Unrecognized tax benefits is included within prepaid expenses and other current assets and other non-current liabilities on the Consolidated Balance Sheets.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. Interest and penalties included in the Company’s provision for income taxes were not material in all the periods presented.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service for tax year 2017 and 2018, Wisconsin for years 2015 - 2018 and New York State for years 2016 - 2018. The Company is no longer subject to U.S. federal tax examinations for years before 2016, or state and local tax examinations by tax authorities for years before 2015. The Company has determined that it is reasonably possible that there will be a reversal of unrecognized tax benefits by as much as $1.6 million in the next fiscal year due to the expected resolution of prior year tax matters.
As of December 31, 2020, the Company has $16.5 million in tax net operating loss carryforwards in foreign tax jurisdictions which are available to reduce future income taxes and the majority of this amount relates to jurisdictions with an indefinite carryforward period.
As of December 31, 2020, the Company had approximately $12.1 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. An estimate of the associated unrecognized deferred tax liability related to these undistributed earnings is not material.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) Net Income Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested RSUs and stock options. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested RSUs and stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for fiscal years 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$71,766	$20,108	$54,687
Shares used to compute basic net income per share	35,844	35,285	34,935
Dilutive potential common shares:
Stock options and employee stock purchase plan shares	99	83	117
Unvested restricted stock awards	426	213	368
Shares used to compute diluted net income per share	36,369	35,581	35,420
Basic net income per share	$2.00	$0.57	$1.57
Diluted net income per share	$1.97	$0.57	$1.54

Potentially dilutive shares included in the calculation	1,286	917	1,285
Anti-dilutive shares excluded from the calculation	931	1,202	1,020

(13) Segment and Geographic Information
Segment Financial Information
As of December 31, 2020, 2019 and 2018, the Company identified one operating and reportable segment for purposes of allocating resources and evaluating financial performance. Prior to the Sale of Webdam on February 26, 2018, the Company also identified a non-reportable segment which was classified in the Other Category, included the Company’s digital asset management operating segment and failed to meet the quantitative or qualitative thresholds for separate segment reporting.
During the year ended December 31, 2018, which includes the period from January 1 through February 26, 2018, prior to the Sale of Webdam, Revenue, Operating Expenses and Income from Operations related to the Company’s reportable content segment were $620.5 million, $491.0 million and $129.6 million, respectively. Revenue, Operating Expense and Loss from Operations related to Other and Corporate category were $2.7 million, $99.8 million and $97.1 million, respectively. Other and corporate operating expenses include unallocated corporate expenses of $97.8 million for the year ended December 31, 2018 and primarily relate to shared operational support functions and general and administrative functions of human resources, legal, finance and information technology.
Asset information on a segment basis is not disclosed as this information is not separately identified or internally reported to the Company’s CODM.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic Financial Information
The following represents the Company’s geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America	$236,599	$228,185	$230,890
Europe	220,665	217,397	207,634
Rest of the world	209,422	204,941	184,726
Total revenue	$666,686	$650,523	$623,250
Included in North America is the United States which comprises approximately 33% of total revenue for the year ended December 31, 2020, and 32% of total revenue for the years ended December 31, 2019 and 2018. Included in Europe is the United Kingdom which accounts for approximately 8% of total revenue for the year ended December 31, 2020. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2020	2019
North America	$43,451	$51,954
Europe	7,192	6,541
Rest of world	263	339
Total long-lived tangible assets	$50,906	$58,834
Included in North America is the United States, which comprises 75% and 79% of total long-lived tangible assets as of December 31, 2020 and 2019, respectively.

(14) Leasing
The Company’s leases relate primarily to office facilities that expire on various dates from 2019 through 2029, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating lease costs, including insignificant costs related to short-term leases, were $10.5 million, $11.1 million and $9.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company made cash payments for operating leases of $10.0 million for the year ended December 31, 2020, which were included in cash flows from operating activities within the Consolidated Statements of Cash Flows. In addition, for the year ended December 31, 2020, the Company also recorded right-of-use assets of $0.2 million obtained in exchange for lease obligations. The Company’s operating leases have a weighted average remaining lease term of 7.5 years and a weighted average discount rate of 6.2%.
Balance sheet information for the Company’s leases as of December 31, 2020, is as follows:

	December 31,
(in thousands)	2020	2019
Right-of-use assets	$39,552	$45,453

Lease liabilities, current	$9,097	$9,573
Lease liabilities, non-current	41,620	47,313
Total lease liabilities	$50,717	$56,886

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its lease liabilities at December 31, 2020 are as follows (in thousands):

Reconciliation of future undiscounted lease payments to lease liabilities	Lease Commitments
Year ending December 31,
2020	9,334
2021	8,131
2022	6,594
2023	6,879
2024	7,728
Thereafter	25,651
Total undiscounted lease payments	64,317
Less: imputed interest	(13,600)
Total lease liabilities	$50,717

The Company’s most significant lease is for its headquarters in New York City, which was entered into in March 2013 and was amended in January 2016 (“ESB Lease”). As amended, the ESB Lease will expire in 2029, and the undiscounted remaining future minimum lease payments are approximately $56.3 million. The Company is also party to a letter of credit as a security deposit for this leased facility, which was reduced from $2.6 million to $1.7 million in February 2020. As of March 31, 2020, the Company is no longer required to provide cash collateral for its letter of credit, and, accordingly, these funds are no longer restricted.

(15) Commitments and Contingencies
Other Non-Lease Obligations
As of December 31, 2020, the Company’s other unconditional cash obligations, consisting primarily of unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, are as follows:

Year Ending December 31,	Other Obligations
2021	$26,524
2022	7,988
2023	4,125
2024	—
2025	—
Thereafter	—
Total non-lease unconditional obligations	$38,637

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2020, the Company has recorded no liabilities related to indemnification for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(16) Unaudited Quarterly Financial Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2020. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented.

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019

	(in thousands, except per share data)
Revenue	$180,944	$165,227	$159,230	$161,285	$166,371	$159,079	$161,741	$163,332
Operating expenses(1):
Cost of revenue	66,308	60,331	63,811	69,123	71,797	68,635	68,526	69,218
Sales & marketing	44,369	36,655	35,557	42,660	47,182	45,614	44,488	44,446
Product development	9,867	10,617	12,485	13,069	15,103	13,533	13,594	14,986
General and administrative	32,807	28,277	24,832	30,652	26,486	28,114	32,063	26,583
Total operating expenses	153,351	135,880	136,685	155,504	160,568	155,896	158,671	155,233
Income from operations	27,593	29,347	22,545	5,781	5,803	3,183	3,070	8,099
Other income / (expense), net(2)	4,763	(1,168)	149	513	2,816	465	584	896
Income before income taxes	32,356	28,179	22,694	6,294	8,619	3,648	3,654	8,995
Provision / (Benefit) for income tax	6,477	5,597	3,707	1,976	4,266	(1,286)	355	1,473
Net income	$25,879	$22,582	$18,987	$4,318	$4,353	$4,934	$3,299	$7,522
Net income per common share:
Basic	$0.71	$0.63	$0.53	$0.12	$0.12	$0.14	$0.09	$0.21
Diluted	$0.70	$0.62	$0.53	$0.12	$0.12	$0.14	$0.09	$0.21
Weighted average common shares outstanding:
Basic	36,234	35,962	35,652	35,521	35,478	35,309	35,232	35,114
Diluted	37,183	36,494	35,906	35,882	35,786	35,541	35,504	35,491
____________________________________________________________________________
(1)Includes non-cash equity-based compensation of $28,309 and $22,815 for the years ended December 31, 2020 and 2019, respectively.
(2)Includes transaction gains and losses primarily related to cash balances of subsidiaries denominated in a currency other than the subsidiaries’ functional currencies; and interest income and expense, which is not material in any period presented.

(17) Subsequent Events
On February 1, 2021, the Company completed its acquisition of all of the outstanding shares of TurboSquid, Inc. (“TurboSquid”), a company that offers a marketplace for 3D models, for approximately $75 million, subject to customary working capital and other adjustments, paid from existing cash on hand. The purchase accounting is not complete due to the timing of the availability of information. The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed and expects to complete its initial purchase price allocation in the first quarter of 2021.

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Specimen Stock Certificate of the Registrant	S-3ASR	333-243706	4.1	August 10, 2020
4.2	§	Description of the Registrant’s Securities	10-K	001-35669	4.1	February 13, 2020
10.1	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3	June 29, 2012
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.5(d)	§	Amendment to Employment Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(d)	February 13, 2020
10.5(e)	§	Amendment to Severance and Change in Control Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(e)	February 13, 2020
10.6		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.7		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.8		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.9		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.10	§	Shutterstock, Inc. Director Compensation Policy	10-K	001-35669	10.1	February 26, 2019
10.11	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.12	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.13	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.14	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.15	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016
10.16	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.17	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	8-K	001-35669	10.1	February 11, 2020

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19(a)	§	Employment Agreement, dated August 5, 2019, by and between the Company and Steven Ciardiello	8-K	001-35669	10.1	August 6, 2019
10.19(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Steven Ciardiello	10-Q	001-35669	10.4	November 5, 2019
10.20	§	Employment Agreement, dated December 7, 2016 between the Company and Martin Brodbeck	10-Q	001-35669	10.1	April 26, 2018
10.21(a)	§	Amended and Restated Employment Agreement, dated November 5, 2019, by and between the Company and Lisa Nadler	10-Q	001-35669	10.2	November 5, 2019
10.21(b)	§	Mutual Separation Agreement and General Release, dated February 25, 2020, between the Company and Lisa Nadler	10-Q	001-35669	10.1	April 28, 2020
10.22(a)	§	Amended and Restated Employment Agreement, dated November 5, 2019, by and between the Company and Louis Weiss	10-Q	001-35669	10.3	November 5, 2019
10.22(b)	§	Separation Agreement and General Release, dated March 23, 2020, by and between Lou Weiss and Shutterstock, Inc.	8-K	001-35669	10.1	April 15, 2020
10.23(a)	§	Employment Agreement, dated March 13, 2019, by and between the Company and Stan Pavlovsky	10-Q	001-35669	10.1	April 25, 2019
10.23(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Stan Pavlovsky	10-Q	001-35669	10.1	November 5, 2019
10.23(c)	§	Second Amendment to Employment Agreement, dated February 11, 2020, by and between Stan Pavlovsky and Shutterstock, Inc.	10-K	001-35669	10.25(c)	February 13, 2020
10.24	§	Employment Agreement, dated November 7, 2019, by and between the Company and Jarrod Yahes	8-K	001-35669	10.1	November 18, 2019
10.25	§	Employment Agreement, dated November 4, 2019, between the Company and Pietro Silvio	10-Q	001-35669	10.2	July 28, 2020
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

SHUTTERSTOCK, INC.
Dated: February 11, 2021	By:	/s/ STAN PAVLOVSKY
Stan Pavlovsky Chief Executive Officer
Each person whose individual signature appears below hereby authorizes and appoints Stan Pavlovsky and Jarrod Yahes, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JONATHAN ORINGER	Founder and Executive Chairman of the Board	February 11, 2021
Jonathan Oringer
/s/ STAN PAVLOVSKY	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2021
Stan Pavlovsky
/s/ JARROD YAHES	Chief Financial Officer (Principal Financial Officer)	February 11, 2021
Jarrod Yahes
/s/ STEVEN CIARDIELLO	Chief Accounting Officer (Principal Accounting Officer)	February 11, 2021
Steven Ciardiello
/s/ RACHNA BHASIN	Director	February 11, 2021
Rachna Bhasin
/s/ DEIRDRE M. BIGLEY	Director	February 11, 2021
Deirdre M. Bigley
/s/ JEFF EPSTEIN	Director	February 11, 2021
Jeff Epstein
/s/ THOMAS R. EVANS	Director	February 11, 2021
Thomas R. Evans
/s/ PAUL J. HENNESSY	Director	February 11, 2021
Paul J. Hennessy
/s/ ALFONSE UPSHAW	Director	February 11, 2021
Alfonse Upshaw