Form 10-Q
period 2021-03-31
Shutterstock, Inc.
filed 2021-04-27
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
As of April 23, 2021, 36,555,123 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2021

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition, future dividends, new or planned features, products or services, management strategies and the COVID-19 pandemic. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. However, not all forward-looking statements contain these words. Forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 11, 2021 (our “2020 Form 10-K”), under the caption “Risk Factors” and in our consolidated financial statements, related notes, and the other information appearing elsewhere in such Annual Report, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” Shutterstock Editorial,” “Shutterstock Select,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid” and “Shutterstock Editor” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$363,926	$428,574
Accounts receivable, net of allowance of $5,487 and $4,942	49,261	43,846
Prepaid expenses and other current assets	27,401	16,650
Total current assets	440,588	489,070
Property and equipment, net	50,366	50,906
Right-of-use assets	37,908	39,552
Intangible assets, net	45,762	25,765
Goodwill	149,040	89,413
Deferred tax assets, net	10,156	13,566
Other assets	21,324	21,372
Total assets	$755,144	$729,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,088	$2,442
Accrued expenses	65,453	67,909
Contributor royalties payable	28,228	26,336
Deferred revenue	153,630	149,843
Other current liabilities	11,924	10,399
Total current liabilities	265,323	256,929
Lease liabilities	40,062	41,620
Other non-current liabilities	9,255	9,170
Total liabilities	314,640	307,719
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,010 and 38,803 shares issued and 36,452 and 36,245 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	391	389
Treasury stock, at cost; 2,558 shares as of March 31, 2021 and December 31, 2020	(100,027)	(100,027)
Additional paid-in capital	357,422	360,939
Accumulated comprehensive loss	(7,455)	(7,681)
Retained earnings	190,173	168,305
Total stockholders’ equity	440,504	421,925
Total liabilities and stockholders’ equity	$755,144	$729,644
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue	$183,281	$161,285

Operating expenses:
Cost of revenue	61,832	69,123
Sales and marketing	41,921	42,660
Product development	10,731	13,069
General and administrative	30,679	30,652
Total operating expenses	145,163	155,504
Income from operations	38,118	5,781
Other (expense) / income, net	(2,462)	513
Income before income taxes	35,656	6,294
Provision for income taxes	6,142	1,976
Net income	$29,514	$4,318

Earnings per share:
Basic	$0.81	$0.12
Diluted	$0.79	$0.12

Weighted average shares outstanding:
Basic	36,336	35,521
Diluted	37,249	35,882
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$29,514	$4,318
Foreign currency translation gain / (loss)	226	(2,448)
Other comprehensive gain / (loss)	226	(2,448)
Comprehensive income	$29,740	$1,870

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended March 31, 2021	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2020	38,803	$389	2,558	$(100,027)	$360,939	$(7,681)	$168,305	$421,925
Equity-based compensation	—	—	—	—	8,210	—	—	8,210
Issuance of common stock in connection with employee stock option exercises and RSU vesting	357	4	—	—	1,305	—	—	1,309
Common shares withheld for settlement of taxes in connection with equity-based compensation	(150)	(2)	—	—	(13,032)	—	—	(13,034)
Cash dividends paid	—	—	—	—	—	—	(7,646)	(7,646)
Other comprehensive income	—	—	—	—	—	226	—	226
Net income	—	—	—	—	—	—	29,514	29,514
Balance at March 31, 2021	39,010	$391	2,558	$(100,027)	$357,422	$(7,455)	$190,173	$440,504

Three Months Ended March 31, 2020
Balance at December 31, 2019	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$121,187	$328,145
Cumulative effect of accounting change (Note 1)	—	—	—	—	—	—	(247)	(247)
Balance at January 1, 2020	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$120,940	$327,898
Equity-based compensation	—	—	—	—	5,760	—	—	5,760
Issuance of common stock in connection with employee stock option exercises and RSU vesting	109	1	—	—	(1)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(45)	(1)	—	—	(1,760)	—	—	(1,761)
Cash dividends paid	—	—	—	—	—	—	(6,040)	(6,040)
Other comprehensive loss	—	—	—	—	—	(2,448)	—	(2,448)
Net income	—	—	—	—	—	—	4,318	4,318
Balance at March 31, 2020	38,119	$381	2,558	$(100,027)	$316,823	$(8,668)	$119,218	$327,727
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,514	$4,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,091	10,519
Deferred taxes	(433)	(386)
Non-cash equity-based compensation	8,210	5,760
Bad debt expense	526	658
Changes in operating assets and liabilities:
Accounts receivable	(5,892)	673
Prepaid expenses and other current and non-current assets	(9,306)	(2,207)
Accounts payable and other current and non-current liabilities	(72)	(2,286)
Long-term incentives related to acquisitions	—	(7,759)
Contributor royalties payable	(369)	551
Deferred revenue	3,559	(2,982)
Net cash provided by operating activities	$35,828	$6,859

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,548)	(7,719)
Business combination, net of cash acquired	(72,165)	—
Acquisition of content	(489)	(723)
Security deposit (payment) / release	(11)	31
Net cash used in investing activities	$(81,213)	$(8,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,309	—
Cash paid related to settlement of employee taxes related to RSU vesting	(13,034)	(1,761)
Payment of cash dividend	(7,646)	(6,040)
Net cash used in financing activities	$(19,371)	$(7,801)

Effect of foreign exchange rate changes on cash	108	(810)
Net decrease in cash, cash equivalents and restricted cash	(64,648)	(10,163)

Cash, cash equivalents and restricted cash, beginning of period	428,574	305,874
Cash, cash equivalents and restricted cash, end of period	$363,926	$295,711

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$3,363	$494
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
•3D Models - following the Company’s acquisition of TurboSquid, Inc. on February 1, 2021, Shutterstock now offers 3D models, used in industries such as advertising, media & video production, gaming, retail, education, design and architecture. See Note 3 Acquisition.
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
The interim Consolidated Balance Sheet as of March 31, 2021, and the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for the three months ended March 31, 2021 and 2020, are unaudited. The Consolidated Balance Sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of March 31, 2021, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2021 and 2020. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 11, 2021. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.

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
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist primarily of cash on hand, bank deposits, money market funds and commercial paper.
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
During the three months ended March 31, 2021, the Company recorded bad debt expense of $0.5 million. As of March 31, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was approximately $5.5 million and $4.9 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”) on January 1, 2020, using the modified retrospective method and recorded a cumulative-effect adjustment of $0.2 million, net of tax, in retained earnings as of January 1, 2020.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2021 and December 31, 2020, the Company’s combined allowance for chargebacks and sales refunds was $0.5 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
Recently Adopted Accounting Standard Updates
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU-2019-12”). ASU 2019-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company adopted ASU 2019-12, effective January 1, 2021. The impact of adoption of this standard on the consolidated financial statements, including accounting policies, processes and systems, was not material.

(2) Fair Value Measurements and Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of March 31, 2021 or December 31, 2020, except as noted below.
Cash Equivalents
Cash equivalents include money market accounts and short-term commercial paper and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of March 31, 2021 and December 31, 2020, the Company had cash equivalent balances of $255.0 million and $250.0 million, respectively.
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
Long-term Investments
As of March 31, 2021 and December 31, 2020, the Company’s long-term investments are in equity securities with no readily determinable fair value, totaled $20.0 million, and is reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of March 31, 2021, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(3) Acquisition
TurboSquid, Inc.
On February 1, 2021, the Company completed its acquisition of all of the outstanding shares of TurboSquid, Inc. (“TurboSquid”), for approximately $77.3 million, subject to customary working capital adjustments. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date. In connection with the acquisition, the Company incurred approximately $1.6 million of transaction costs.
TurboSquid is a Louisiana-based company that operates a marketplace offering more than one million 3D models, a marketplace for 2D images derived from 3D objects and a digital asset management solution. The Company believes this acquisition establishes Shutterstock as the premium destination for 3D models as well as 3D models in an easy-to-use 2D format.
The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill.
The total purchase price was paid with existing cash on hand in the three months ended March 31, 2021, subject to working capital adjustments which are expected to be settled during the second quarter of 2021. The Company is in the process of finalizing the working capital adjustments. Accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements.
The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Fair Value at Acquisition Date
Cash and cash equivalents	$5,165
Other assets	1,553
Property and equipment	472
Intangible assets	21,500
Goodwill	59,491
Total assets acquired	$88,181

Accounts payable, accrued expenses and other liabilities	(4,685)
Contributor royalties payable	(2,243)
Deferred tax liability	(3,923)
Total liabilities assumed	(10,851)
Net assets acquired	$77,330

The identifiable intangible assets, which include customer relationships, developed technology, trade names and contributor content, have a weighted average life of approximately 8.2 years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade names and developed technology were determined using the relief-from-royalty method and the fair value of the contributor content was determined using the cost-to-recreate method.
The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three months ended March 31, 2021 and 2020, as if the TurboSquid acquisition had been completed on January 1, 2020, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period:

	Three Months Ended March 31,
	2021	2020
Revenue
As Reported	$183,281	$161,285
Pro Forma	185,344	166,723
Income before income taxes
As Reported	$35,656	$6,294
Pro Forma	36,957	4,841

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2021	As of December 31, 2020
Computer equipment and software	$200,493	$193,141
Furniture and fixtures	10,245	10,235
Leasehold improvements	19,368	19,382
Property and equipment	230,106	222,758
Less accumulated depreciation	(179,740)	(171,852)
Property and equipment, net	$50,366	$50,906
Depreciation and amortization expense related to property and equipment was $8.0 million and $9.3 million for the three months ended March 31, 2021 and 2020, respectively. Of these amounts, $7.1 million and $8.2 million are included in cost of revenue for the three months ended March 31, 2021 and 2020, respectively, and $0.9 million and $1.1 million are included in general and administrative expense for the three months ended March 31, 2021 and 2020, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $7.0 million and $6.6 million for the three months ended March 31, 2021 and 2020, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $6.7 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset.
As of March 31, 2021 and December 31, 2020, the Company had capitalized internal-use software of $38.3 million and $38.0 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the three months ended March 31, 2021.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the three months ended March 31, 2021 (in thousands):

Goodwill
Balance as of December 31, 2020	$89,413
Goodwill related to acquisitions	$59,491
Foreign currency translation adjustment	136
Balance as of March 31, 2021	$149,040

Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021				As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$27,258	$(11,601)	$15,657	9	$18,132	$(11,032)	$7,100
Trade name	8,917	(6,469)	2,448	8	6,669	(6,328)	341
Developed technology	14,757	(5,519)	9,238	4	6,930	(5,039)	1,891
Contributor content	29,706	(11,426)	18,280	8	26,669	(10,378)	16,291
Patents	259	(120)	139	18	259	(117)	142
Total	$80,897	$(35,135)	$45,762		$58,659	$(32,894)	$25,765
Amortization expense was $2.1 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. Of these amounts, $1.2 million and $0.6 million are included in cost of revenue for the three months ended March 31, 2021 and 2020, respectively, and $0.9 million and $0.6 million are included in general and administrative expense for the three months ended March 31, 2021 and 2020, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $6.6 million for the remaining nine months of 2021, $8.6 million in 2022, $8.2 million in 2023, $7.3 million in 2024, $3.9 million in 2025, $2.8 million in 2026 and $8.4 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Compensation	$21,311	$31,499
Non-income taxes	20,630	17,164
Website hosting and marketing fees	12,484	9,991
Other expenses	11,028	9,255
Total accrued expenses	$65,453	$67,909

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 207,000 and 64,000 shares of common stock during the three months ended March 31, 2021 and 2020, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock. During the three months ended March 31, 2021 and 2020, the Company did not repurchase any shares of its common stock under the share repurchase program. As of March 31, 2021, the Company had $100 million of remaining authorization for purchases under the share repurchase program.
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
Dividends
The Company declared and paid cash dividends of $0.21 per share of common stock, or $7.6 million, during the three months ended March 31, 2021.
On April 19, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share of outstanding common stock payable on June 17, 2021 to stockholders of record at the close of business on June 3, 2021. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$164	$51
Sales and marketing	467	460
Product development	1,229	1,125
General and administrative	6,350	4,124
Total	$8,210	$5,760
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$175	$1,316
RSUs	8,035	4,444
Total	$8,210	$5,760
Stock Option Awards
During the three months ended March 31, 2021, no options to purchase shares of its common stock were granted. As of March 31, 2021, there were approximately 325,000 options vested and exercisable with a weighted average exercise price of $33.29. As of March 31, 2021, the total unrecognized compensation charge related to non-vested options was approximately $1.4 million, which is expected to be recognized through 2023.
Restricted Stock Unit Awards
During the three months ended March 31, 2021, the Company had RSU grants, net of forfeitures, of approximately 92,000. As of March 31, 2021, there are approximately 1,169,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $42.70. As of March 31, 2021, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $30.4 million, which is expected to be recognized through 2024.
During the three months ended March 31, 2021, shares of common stock with an aggregate value of $13.0 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
On April 1, 2021, the Company granted approximately 350,000 RSUs with a grant date fair value of $31.4 million.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s revenues by distribution channel for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
E-commerce	$118,400	$99,736
Enterprise	64,881	61,549
Total Revenues	$183,281	$161,285
The March 31, 2021 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $64.4 million of total revenue recognized for the three months ended March 31, 2021 was reflected in deferred revenue as of December 31, 2020.

(9) Other (Loss) / Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Foreign currency loss	$(2,510)	$(598)
Interest income, net	48	1,111
Total other (loss) / income	$(2,462)	$513

(10) Income Taxes
The Company’s effective tax rates yielded a net expense of 17.2% and 31.4% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, net effect of discrete items decreased the effective tax rate by 1.8%. Excluding these items, the Company’s effective tax rate would have been 19.0% for the three months ended March 31, 2021.
For the three months ended March 31, 2020, the effective tax rate increased by 9.9%, primarily as a result of a loss jurisdiction with no tax benefit. Excluding these items, the Company’s effective tax rate would have been 21.5% for the three months ended March 31, 2020.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding a loss jurisdiction with no tax benefit and the application of discrete items, if any, in the applicable period.
During the three months ended March 31, 2021 and 2020, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021 and 2020, the Company paid net cash taxes of $3.4 million and $0.5 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$29,514	$4,318
Shares used to compute basic net income per share	36,336	35,521
Dilutive potential common shares
Stock options	224	67
Unvested restricted stock awards	689	294
Shares used to compute diluted net income per share	37,249	35,882
Basic net income per share	$0.81	$0.12
Diluted net income per share	$0.79	$0.12

Dilutive shares included in the calculation	1,436	856
Anti-dilutive shares excluded from the calculation	18	1,144

(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2021	2020
North America	$64,309	$57,018
Europe	62,277	53,796
Rest of the world	56,695	50,471
Total revenue	$183,281	$161,285
 The United States, included in North America in the above table, accounted for 32% of consolidated revenue for the three months ended March 31, 2021 and 2020. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of March 31,	As of December 31,
	2021	2020
North America	$43,010	$43,451
Europe	7,132	7,192
Rest of the world	224	263
Total long-lived tangible assets	$50,366	$50,906
The United States, included in North America in the above table, accounted for 76% and 75% of total long-lived tangible assets as of March 31, 2021 and December 31, 2020, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(13) Commitments and Contingencies
As of March 31, 2021, the Company had total non-lease obligations in the amount of approximately $48.8 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2021, the Company’s non-lease obligations for the remainder of 2021 and for the years ending December 31, 2022, 2023, 2024 and 2025 were approximately $24.3 million, $12.5 million, $8.0 million, $3.2 million and $0.8 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of March 31, 2021, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our interim consolidated unaudited financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our 2020 Form 10-K.
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosures contained in our 2020 Form 10-K for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
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
•3D Models - following our acquisition of TurboSquid, Inc. (“TurboSquid”) on February 1, 2021, we now offer 3D models, used in industries such as advertising, media & video production, gaming, retail, education, design and architecture.
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
Over 2.0 million active, paying customers contributed to our revenue for the twelve-month period ended March 31, 2021. As of March 31, 2021, more than 1.7 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 370 million images and more than 21 million footage clips as of March 31, 2021. This makes our collection of content one of the largest of its kind, and we delivered 45.8 million paid downloads to our customers across all of our brands during the three months ended March 31, 2021.
Through our platform, we generate revenue by licensing content to our customers. During the three months ended March 31, 2021, 65% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties, including our Shutterstock.com, bigstock.com, premiumbeat.com and turbosquid.com websites. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from our API platform as well as access to Shutterstock Editorial, which includes our library of editorial images and videos and Shutterstock Studios, our offering which provides custom, high-quality content matched with production tools and services. Our Enterprise sales channel provided approximately 35% of our revenue for the three months ended March 31, 2021.
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
COVID-19 Update
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Our operations have been impacted by office closures globally and restrictions on employee travel and in-person meetings, however, we have generally been able to deliver our services remotely. We believe the economic uncertainty caused by COVID-19 has had an impact on our customers and their ability to spend marketing budgets on our products, which we believe has resulted in an unfavorable impact, to varying degrees geographically, on our revenue growth and number of paid downloads for the three months ended March 31, 2021. See Item 1A. Risk Factors in our 2020 Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Operating Metrics
We regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Subscribers (end of period)	306,000	209,000
Subscriber revenue (in millions)	$76.5	$63.9

Average revenue per customer (last twelve months)	$342	$329
Paid downloads (in millions)	45.8	46.8
Revenue per download	$3.96	$3.42
Content in our collection (end of period, in millions):
Images	370	330
Footage clips	21	18

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
Average Revenue Per Customer
Average revenue per customer is calculated by dividing total revenue for the last twelve month period by customers. We define customers as total active, paying customers that contributed to total revenue over the last twelve month period. Changes in our average revenue per customer will be driven by changes in the mix of our subscription-based products and the pricing in our transactional business.
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

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, the volume of expected unused licenses used in revenue recognition for our subscription-based products, the fair value of acquired goodwill and intangible assets and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
We believe that the policies, assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, goodwill and intangible assets and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

A description of our critical accounting policies that involve significant management judgments appears in our 2020 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
See Note 1 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2020 Form 10-K.

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
The Company’s revenues by distribution channel for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
E-commerce	$118,400	$99,736
Enterprise	64,881	61,549
Total Revenues	$183,281	$161,285

Costs and Expenses
Cost of Revenue. Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, infrastructure and hosting costs related to maintaining our creative platform and cloud-based software platform, depreciation and amortization of capitalized internal-use software, content and technology intangible assets, allocated facility costs and other supporting overhead costs. Cost of revenue also includes employee compensation, including non-cash equity-based compensation, bonuses and benefits associated with the maintenance of our creative platform and cloud-based software platform.
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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Consolidated Statements of Operations:
Revenue	$183,281	$161,285
Operating expenses:
Cost of revenue	61,832	69,123
Sales and marketing	41,921	42,660
Product development	10,731	13,069
General and administrative	30,679	30,652
Total operating expenses	145,163	155,504
Income from operations	38,118	5,781
Other (expense) / income, net	(2,462)	513
Income before income taxes	35,656	6,294
Provision for income taxes	6,142	1,976
Net income	$29,514	$4,318

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	34%	43%
Sales and marketing	23%	26%
Product development	6%	8%
General and administrative	17%	19%
Total operating expenses	79%	96%
Income from operations	21%	4%
Other (expense) / income, net	(1)%	—%
Income before income taxes	19%	4%
Provision for income taxes	3%	1%
Net income	16%	3%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended March 31, 2021 and 2020
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$183,281	$161,285	$21,996	14%
Operating expenses:
Cost of revenue	61,832	69,123	(7,291)	(11)
Sales and marketing	41,921	42,660	(739)	(2)
Product development	10,731	13,069	(2,338)	(18)
General and administrative	30,679	30,652	27	—
Total operating expenses	145,163	155,504	(10,341)	(7)
Income from operations	38,118	5,781	32,337	559
Other (expense) / income, net	(2,462)	513	(2,975)	*
Income before income taxes	35,656	6,294	29,362	467
Provision for income taxes	6,142	1,976	4,166	211
Net income	$29,514	$4,318	$25,196	584%
__________________________________
*    Percentage change is not meaningful
Revenue
Revenue increased by $22.0 million, or 14%, to $183.3 million in the three months ended March 31, 2021 compared to the same period in 2020. On a constant currency basis, revenue increased approximately 11%, in the three months ended March 31, 2021, compared to the same period in 2020.
The Company’s E-commerce revenues increased by 19%, to $118.4 million in the three months ended March 31, 2021, compared to the same period in 2020. On a constant currency basis, the Company’s E-commerce revenues increased by 16% in the three months ended March 31, 2021, compared to the same period in 2020. During the three months ended March 31, 2021, growth in our E-commerce sales channel was primarily driven by increased subscriber revenue. E-commerce revenues also benefited from our acquisition of TurboSquid on February 1, 2021.
The Company’s Enterprise revenues increased by 5%, to $64.9 million in the three months ended March 31, 2021, compared to the same period in 2020. On a constant currency basis, the Company’s Enterprise revenues increased by 3% in the three months ended March 31, 2021, compared to the same period in 2020. During the quarter, the Company has continued to identify and implement changes to respond to market trends including making updates to product offerings and continuously improving our platform. We believe these enhancements impacted our Enterprise sales operations during the period and is one of the drivers of the increased deferred revenue balance as of March 31, 2021.
In addition, we believe our revenue growth for the three months ended March 31, 2021 was unfavorably affected by the global COVID-19 pandemic and its impact on our customers and their ability to spend marketing budgets on our products.
In the three months ended March 31, 2021 and 2020, we delivered 45.8 million and 46.8 million paid downloads, respectively, and our revenue per download was $3.96 and $3.42 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the 2% decrease in the number of paid downloads compared to the same period in 2020, is due to lower customer utilization of our products. We believe that the decline in usage during the quarter is partially attributable to COVID-19.
Changes in our revenue by region were as follows: revenue from North America increased by $7.3 million, or 13%, to $64.3 million, revenue from Europe increased by $8.5 million, or 16%, to $62.3 million and revenue from outside Europe and North America increased by $6.2 million, or 12%, to $56.7 million, in the three months ended March 31, 2021 compared to the same period in 2020.

Costs and Expenses
Cost of Revenue. Cost of revenue decreased by $7.3 million, or 11% to $61.8 million in the three months ended March 31, 2021 compared to the same period in 2020, due to lower royalty expense, content procurement costs and depreciation and amortization expense, partially offset by higher costs associated with hardware and software licenses as well as increased credit card fees. In addition, for the three months ended March 31, 2020, cost of revenue includes severance charges of $1.1 million. The reduction in royalty expense was driven by the 2% decline in paid downloads as well as a modification in the way we compensate contributors. We expect that our cost of revenue will fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing. Sales and marketing expenses decreased by $0.7 million, or 2%, to $41.9 million in the three months ended March 31, 2021 compared to the same period in 2020. As a percent of revenue, sales and marketing expenses decreased to 23% for the three months ended March 31, 2021, from 26% for the same period in 2020. This decrease was primarily driven by a $1.7 million decline in marketing spend as we focused resources on more efficient customer acquisition and improved marketing return on investment. In addition, travel and related expense costs declined by $0.5 million due to travel restrictions resulting from COVID-19. These declines were partially offset by $1.3 million in higher employee-related costs. We expect sales and marketing expenses to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $2.3 million, or 18%, to $10.7 million in the three months ended March 31, 2021 compared to the same period in 2020. This decrease was driven by (i) lower employee and third-party contractor related costs, net of capitalized labor, and (ii) a reduction in software and other IT-related costs, for the three months ended March 31, 2021, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses remained flat at $30.7 million in the three months ended March 31, 2021 compared to the same period in 2020. During the three months ended March 31, 2021, general and administrative expenses included higher non-cash compensation expense of $2.1 million, attributable to certain performance-based awards, partially offset by a $1.4 million reduction in employee-related costs and other reductions resulting from our ongoing vendor management initiatives. For the three months ended March 31, 2020, general and administrative expenses includes severance charges of $0.7 million.
Other (Expense) / Income, Net. In the three months ended March 31, 2021, other (expense) / income, net substantially consisted of $2.5 million of unfavorable foreign currency fluctuations.
During the three months ended March 31, 2020, approximately $1.1 million of other (expense) / income, net consisted of interest income which was partially offset by $0.6 million of unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $4.2 million for the three months ended March 31, 2021 as compared to the same period in 2020. Our effective tax rates yielded a net expense of 17.2% and 31.4% for the three months ended March 31, 2021 and 2020, respectively.
For the three months ended March 31, 2021, the net effect of discrete items decreased the effective tax rate by 1.8%. Excluding these items, our effective tax rate would have been 19.0% for the three months ended March 31, 2021.
For the three months ended March 31, 2020, the effective tax rate increased by 9.9%, primarily as a result of a loss jurisdiction with no tax benefit. Excluding these items, our effective tax rate would have been 21.5% for the three months ended March 31, 2020.
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
See “Risks Related to the Coronavirus (COVID-19) Pandemic, The effect of the COVID-19 pandemic on our operations, and the operations of our customers, partners and suppliers, could have a material adverse effect on our business, financial condition, cash flows and results of operations” in Part I, Item 1A, “Risk Factors” in our 2020 Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents totaling $363.9 million which primarily consisted of bank balances, money market funds and commercial paper. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Dividends
We declared and paid cash dividends of $0.21 per share of common stock, or $7.6 million during the three months ended March 31, 2021.
On April 19, 2021, our Board of Directors declared a quarterly cash dividend of $0.21 per share of outstanding common stock payable on June 17, 2021 to stockholders of record at the close of business on June 3, 2021. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of March 31, 2021, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under the share repurchase program. As of March 31, 2021, we had $100 million of repurchase capacity remaining under the share repurchase program.

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
During the three months ended March 31, 2021, shares with an aggregate value of $13.0 million were withheld upon vesting of RSUs and paid in connection with related remittance to taxing authorities.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Future capital expenditures could relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure. See Note 13 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of March 31, 2021.
Cash Flows
The following table summarizes our cash flow data for the three months ended March 31, 2021 and 2020 (in thousands).

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$35,828	$6,859
Net cash used in investing activities	$(81,213)	$(8,411)
Net cash used in financing activities	$(19,371)	$(7,801)
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
Net cash provided by operating activities was $35.8 million for the three months ended March 31, 2021, compared to $6.9 million for the three months ended March 31, 2020. In the three months ended March 31, 2021, operating cash flows were favorably impacted from our increased operating income and changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. In addition, the three months ended March 31, 2020 were impacted by $7.8 million in one-time payments associated with long-term incentives related to our 2017 acquisition of Flashstock.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2021 was $81.2 million, consisting primarily of cash used in the acquisition of TurboSquid of $72.2 million, net of cash acquired and capital expenditures of $8.5 million for internal-use software and website development costs and purchases of software and equipment.
Cash used in investing activities in the three months ended March 31, 2020 was $8.4 million, consisting primarily of capital expenditures of $7.7 million for internal-use software and website development costs and purchases of software and equipment, and $0.7 million paid to acquire the rights to distribute certain digital content into perpetuity.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2021 was $19.4 million, consisting primarily of $13.0 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards and $7.6 million, related to the payment of the quarterly cash dividend. These amounts were partially offset by approximately $1.3 million received from the issuance of common stock in connection with the exercise of stock options.

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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $54.9 million. We are also party to a letter of credit as a security deposit for this leased facility in the amount of $1.7 million. As of March 31, 2020, the Company is no longer required to provide cash collateral for its letter of credit, and, accordingly, these funds are no longer restricted.
Additionally, as of March 31, 2021, aggregate undiscounted future minimum lease payments under other operating leases are approximately $6.9 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of March 31, 2021, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2021 and for the fiscal years ending December 31, 2022, 2023, 2024 and 2025 were approximately $24.3 million, $12.5 million, $8.0 million, $3.2 million and $0.8 million, respectively.

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

	Three Months Ended March 31,
	2021	2020
Non-GAAP Financial Measures:	(in thousands)
Adjusted EBITDA	$56,419	$22,060
Adjusted net income	36,636	9,159
Free cash flow	$26,791	$6,176
Revenue growth on a constant currency basis	11%	(1)%

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
Management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) and free cash flow are useful to investors because these measures enable investors to analyze our operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to our underlying operating performance; and that revenue growth (including by distribution channel) on a constant currency basis, provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to our operating performance. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing our financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and after excluding the impact of nonrecurring payments associated with long-term incentives related to our 2017 acquisition of Flashstock, and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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

Adjusted EBITDA
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, foreign currency transaction gains and losses, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)

Net income	$29,514	$4,318
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	10,091	10,519
Non-cash equity-based compensation	8,210	5,760
Other adjustments, net(1)	2,462	(513)
Provision for income taxes	6,142	1,976
Adjusted EBITDA	$56,419	$22,060
Adjusted EBITDA margin	30.8%	13.7%
_______________________________________________________________________________
(1)Included in other adjustments, net is foreign currency transaction gains and losses and interest income and expense.
Adjusted Net Income
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)

Net income	$29,514	$4,318
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	8,210	5,760
Tax effect of non-cash equity-based compensation(1)	(1,929)	(1,354)
Acquisition-related amortization expense	1,099	568
Tax effect of acquisition-related amortization expense(1)	(258)	(133)
Adjusted net income	$36,636	$9,159

Adjusted net income per diluted common share	$0.98	$0.26
(1)Tax effect reflects the estimated impact of the adjustment on the provision for income taxes.

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended March 31,
	2021	2020
	(in thousands)

Reported revenue (in thousands)	$183,281	$161,285
Revenue growth	14%	(1)%
Revenue growth on a constant currency basis	11%	(1)%

E-commerce reported revenue (in thousands)	$118,400	$99,736
E-commerce revenue growth	19%	2%
E-commerce revenue growth on a constant currency basis	16%	2%

Enterprise reported revenue (in thousands)	$64,881	$61,549
Enterprise revenue growth	5%	(6)%
Enterprise revenue growth on a constant currency basis	3%	(5)%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition, and, with respect to the three months ended March 31, 2020, a payment associated with long-term incentives related to our 2017 acquisition of Flashstock.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)

Net cash provided by operating activities	$35,828	$6,859
Capital expenditures	(8,548)	(7,719)
Content acquisitions	(489)	(723)
Payments related to long-term incentives related to acquisitions	—	7,759
Free Cash Flow	$26,791	$6,176

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 36% for the three months ended March 31, 2021 and 2020. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the three months ended March 31, 2021, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended March 31,
	2021		2020
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$37,890	€31,955	$33,692	€30,378
British pounds	13,994	£10,315	12,203	£9,470
All other non-U.S. currencies(1)	13,946		11,795
Total foreign currency	65,830		57,690

U.S. dollar	117,451		103,595
Total revenue	$183,281		$161,285

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
We did not have any long-term borrowings as of March 31, 2021.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We acquired TurboSquid, Inc. during the first quarter of 2021 and are in the process of integrating the acquired business into our overall internal control over financial reporting process.

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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2021, there were no material changes to these risk factors as described in our 2020 Form 10-K.

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1#	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, for grants subsequent to April 2020.
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: April 27, 2021	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: April 27, 2021	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)