Form 10-Q
period 2021-06-30
Shutterstock, Inc.
filed 2021-07-27
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
As of July 23, 2021, 36,622,833 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2021

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding guidance, industry prospects, future business, future results of operations or financial condition, future dividends, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies, our competitive position and the COVID-19 pandemic. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “predict,” “project,” “seek,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2021 (our “2020 Form 10-K”), and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2020 Form 10-K. such Annual Report, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid” and “Shutterstock Editor” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$411,046	$428,574
Accounts receivable, net of allowance of $2,425 and $4,942	49,756	43,846
Prepaid expenses and other current assets	23,615	16,650
Total current assets	484,417	489,070
Property and equipment, net	49,990	50,906
Right-of-use assets	36,336	39,552
Intangible assets, net	46,409	25,765
Goodwill	149,069	89,413
Deferred tax assets, net	7,867	13,566
Other assets	21,764	21,372
Total assets	$795,852	$729,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,402	$2,442
Accrued expenses	73,889	67,909
Contributor royalties payable	30,317	26,336
Deferred revenue	161,935	149,843
Other current liabilities	10,993	10,399
Total current liabilities	282,536	256,929
Lease liabilities	38,678	41,620
Other non-current liabilities	9,304	9,170
Total liabilities	330,518	307,719
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,173 and 38,803 shares issued and 36,615 and 36,245 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	392	389
Treasury stock, at cost; 2,558 shares as of June 30, 2021 and December 31, 2020	(100,027)	(100,027)
Additional paid-in capital	360,404	360,939
Accumulated comprehensive loss	(7,391)	(7,681)
Retained earnings	211,956	168,305
Total stockholders’ equity	465,334	421,925
Total liabilities and stockholders’ equity	$795,852	$729,644
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$189,912	$159,230	$373,193	$320,515

Operating expenses:
Cost of revenue	67,757	63,811	129,589	132,934
Sales and marketing	45,896	35,557	87,817	78,217
Product development	11,993	12,485	22,724	25,554
General and administrative	31,041	24,832	61,720	55,484
Total operating expenses	156,687	136,685	301,850	292,189
Income from operations	33,225	22,545	71,343	28,326
Other income / (expense), net	1,323	149	(1,139)	662
Income before income taxes	34,548	22,694	70,204	28,988
Provision for income taxes	5,094	3,707	11,236	5,683
Net income	$29,454	$18,987	$58,968	$23,305

Earnings per share:
Basic	$0.81	$0.53	$1.62	$0.65
Diluted	$0.79	$0.53	$1.58	$0.65

Weighted average shares outstanding:
Basic	36,570	35,652	36,453	35,587
Diluted	37,189	35,906	37,218	35,894
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$29,454	$18,987	$58,968	$23,305
Foreign currency translation gain / (loss)	64	254	290	(2,194)
Other comprehensive gain / (loss)	64	254	290	(2,194)
Comprehensive income	$29,518	$19,241	$59,258	$21,111

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended June 30, 2021	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2021	39,010	$391	2,558	$(100,027)	$357,422	$(7,455)	$190,173	$440,504
Equity-based compensation	—	—	—	—	9,686	—	—	9,686
Issuance of common stock in connection with employee stock option exercises and RSU vesting	244	2	—	—	490	—	—	492
Common shares withheld for settlement of taxes in connection with equity-based compensation	(81)	(1)	—	—	(7,194)	—	—	(7,195)
Cash dividends paid	—	—	—	—	—	—	(7,671)	(7,671)
Other comprehensive income	—	—	—	—	—	64	—	64
Net income	—	—	—	—	—	—	29,454	29,454
Balance at June 30, 2021	39,173	$392	2,558	$(100,027)	$360,404	$(7,391)	$211,956	$465,334

Three Months Ended June 30, 2020
Balance at March 31, 2020	38,119	$381	2,558	$(100,027)	$316,823	$(8,668)	$119,218	$327,727
Equity-based compensation	—	—	—	—	3,636	—	—	3,636
Issuance of common stock in connection with employee stock option exercises and RSU vesting	180	2	—	—	627	—	—	629
Common shares withheld for settlement of taxes in connection with equity-based compensation	(54)	(1)	—	—	(1,674)	—	—	(1,675)
Cash dividends paid	—	—	—	—	—	—	(6,058)	(6,058)
Other comprehensive loss	—	—	—	—	—	254	—	254
Net income	—	—	—	—	—	—	18,987	18,987
Balance at June 30, 2020	38,245	$382	2,558	$(100,027)	$319,412	$(8,414)	$132,147	$343,500

Six Months Ended June 30, 2021
Balance at December 31, 2020	38,803	$389	2,558	$(100,027)	$360,939	$(7,681)	$168,305	$421,925
Equity-based compensation	—	—	—	—	17,896	—	—	17,896
Issuance of common stock in connection with employee stock option exercises and RSU vesting	601	6	—	—	1,795	—	—	1,801
Common shares withheld for settlement of taxes in connection with equity-based compensation	(231)	(3)	—	—	(20,226)	—	—	(20,229)
Cash dividends paid	—	—	—	—	—	—	(15,317)	(15,317)
Other comprehensive loss	—	—	—	—	—	290	—	290
Net income	—	—	—	—	—	—	58,968	58,968
Balance at June 30, 2021	39,173	$392	2,558	$(100,027)	$360,404	$(7,391)	$211,956	$465,334

Six Months Ended June 30, 2020
Balance at December 31, 2019	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$121,187	$328,145
Cumulative effect of accounting change (Note 1)	—	—	—	—	—	—	(247)	(247)
Balance at January 1, 2020	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$120,940	$327,898
Equity-based compensation	—	—	—	—	9,396	—	—	9,396
Issuance of common stock in connection with employee stock option exercises and RSU vesting	289	3	—	—	626	—	—	629
Common shares withheld for settlement of taxes in connection with equity-based compensation	(99)	(2)	—	—	(3,434)	—	—	(3,436)
Cash dividends paid	—	—	—	—	—	—	(12,098)	(12,098)
Other comprehensive loss	—	—	—	—	—	(2,194)	—	(2,194)
Net income	—	—	—	—	—	—	23,305	23,305
Balance at June 30, 2020	38,245	$382	2,558	$(100,027)	$319,412	$(8,414)	$132,147	$343,500
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,968	$23,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,243	21,370
Deferred taxes	1,782	693
Non-cash equity-based compensation	17,896	9,396
Bad debt expense	213	1,086
Changes in operating assets and liabilities:
Accounts receivable	(6,056)	(3,279)
Prepaid expenses and other current and non-current assets	(5,892)	49
Accounts payable and other current and non-current liabilities	6,359	(4,045)
Long-term incentives related to acquisitions	—	(7,759)
Contributor royalties payable	1,750	(840)
Deferred revenue	11,953	(3,633)
Net cash provided by operating activities	$107,216	$36,343

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,337)	(13,966)
Business combination, net of cash acquired	(72,165)	—
Acquisition of content	(3,396)	(1,577)
Security deposit (payment) / release	(65)	105
Net cash used in investing activities	$(90,963)	$(15,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,801	629
Cash paid related to settlement of employee taxes related to RSU vesting	(20,229)	(3,436)
Payment of cash dividend	(15,317)	(12,098)
Net cash used in financing activities	$(33,745)	$(14,905)

Effect of foreign exchange rate changes on cash	(36)	(717)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(17,528)	5,283

Cash, cash equivalents and restricted cash, beginning of period	428,574	305,874
Cash, cash equivalents and restricted cash, end of period	$411,046	$311,157

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$9,495	$927
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc. (the “Company” or “Shutterstock”) is a leading global creative platform offering full-service solutions, high-quality content, and tools for brands, businesses and media companies. The Company’s platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
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
The interim Consolidated Balance Sheet as of June 30, 2021, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, are unaudited. The Consolidated Balance Sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of June 30, 2021, and its consolidated results of operations, comprehensive income and stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other future annual or interim period.
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
During the six months ended June 30, 2021, the Company recorded bad debt expense of $0.2 million. As of June 30, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was approximately $2.4 million and $4.9 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”) on January 1, 2020, using the modified retrospective method and recorded a cumulative-effect adjustment of $0.2 million, net of tax, in retained earnings as of January 1, 2020.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2021 and December 31, 2020, the Company’s combined allowance for chargebacks and sales refunds was $0.5 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
Revenue Recognition
The majority of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download.
The Company recognizes revenue upon the satisfaction of performance obligations, which generally occurs when content is downloaded by a customer. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognizes the estimated revenue associated with the unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity, and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. The Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company recognizes revenue gross of contributor royalties because the Company is the principal in the transaction, as it is the party responsible for the performance obligation and it controls the product or service before transferring it to the customer. The Company also licenses content to customers through third-party resellers. Third-party resellers sell the Company’s products directly to customers as the principal in those transactions. Accordingly, the Company recognizes revenue net of costs paid to resellers.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of June 30, 2021 or December 31, 2020, except as noted below.
Cash Equivalents
Cash equivalents includes money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of June 30, 2021 and December 31, 2020, the Company had cash equivalent balances of $280.1 million and $250.0 million, respectively.
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
Long-term Investments
As of June 30, 2021 and December 31, 2020, the Company’s long-term investments were in equity securities with no readily determinable fair value, totaled $20.0 million, and were reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of June 30, 2021, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(3) Acquisition
TurboSquid, Inc.
On February 1, 2021, the Company completed its acquisition of all of the outstanding shares of TurboSquid, Inc. (“TurboSquid”), for approximately $77.3 million. The total purchase price was paid with existing cash on hand in the three months ended March 31, 2021. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date. In connection with the acquisition, the Company incurred approximately $1.6 million of transaction costs.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three and six months ended June 30, 2021 and 2020, as if the TurboSquid acquisition had been completed on January 1, 2020, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
As Reported	$189,912	$159,230	$373,193	$320,515
Pro Forma	189,912	164,762	375,256	331,485
Income before income taxes
As Reported	$34,548	$22,694	$70,204	$28,988
Pro Forma	34,548	22,728	71,505	27,569

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2021	As of December 31, 2020
Computer equipment and software	$208,018	$193,141
Furniture and fixtures	10,246	10,235
Leasehold improvements	19,380	19,382
Property and equipment	237,644	222,758
Less accumulated depreciation	(187,654)	(171,852)
Property and equipment, net	$49,990	$50,906

Depreciation expense related to property and equipment was $7.9 million and $9.6 million for the three months ended June 30, 2021 and 2020, respectively, and $15.9 million and $18.9 million for the six months ended June 30, 2021 and 2020, respectively. Cost of revenues included depreciation expense of $7.1 million and $8.6 million for the three months ended June 30, 2021 and 2020, respectively, and $14.2 million and $16.8 million for the six months ended June 30, 2021 and 2020, respectively. General and administrative expense included depreciation expense of $0.8 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $7.2 million and $6.5 million for the three months ended June 30, 2021 and 2020, respectively, and $14.2 million and $13.1 million for the six months ended June 30, 2021 and 2020, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $6.6 million and $7.8 million for the three months ended June 30, 2021 and 2020, respectively, and $13.3 million and $14.9 million for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of June 30, 2021 and December 31, 2020, the Company had capitalized internal-use software of $38.9 million and $38.0 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the six months ended June 30, 2021.
The following table summarizes the changes in the Company’s goodwill balance during the six months ended June 30, 2021 (in thousands):

Goodwill
Balance as of December 31, 2020	$89,413
Goodwill related to acquisitions	$59,491
Foreign currency translation adjustment	165
Balance as of June 30, 2021	$149,069

Intangible Assets
Intangible assets consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021				As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$27,282	$(12,181)	$15,101	10	$18,132	$(11,032)	$7,100
Trade name	8,926	(6,592)	2,334	8	6,669	(6,328)	341
Developed technology	14,763	(6,131)	8,632	4	6,930	(5,039)	1,891
Contributor content	32,623	(12,416)	20,207	8	26,669	(10,378)	16,291
Patents	259	(124)	135	18	259	(117)	142
Total	$83,853	$(37,444)	$46,409		$58,659	$(32,894)	$25,765

Amortization expense was $2.3 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $4.4 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. Cost of revenue included amortization expense of $1.2 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. General and administrative expense included amortization expense of $1.1 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $4.6 million for the remaining six months of 2021, $8.9 million in 2022, $8.6 million in 2023, $7.6 million in 2024, $4.3 million in 2025, $3.2 million in 2026 and $9.2 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Compensation	$27,016	$31,499
Non-income taxes	20,937	17,164
Website hosting and marketing fees	12,831	9,991
Other expenses	13,105	9,255
Total accrued expenses	$73,889	$67,909

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 163,000 and 126,000 shares of common stock during the three months ended June 30, 2021 and 2020, respectively, and 370,000 and 190,000 for the six months ended June 30, 2021 and 2020, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock. During the six months ended June 30, 2021 and 2020, the Company did not repurchase any shares of its common stock under the share repurchase program. As of June 30, 2021, the Company had $100 million of remaining authorization for purchases under the share repurchase program.
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
Dividends
The Company declared and paid cash dividends of $0.21 and $0.42 per share of common stock, or $7.7 million and $15.3 million, during the three and six months ended June 30, 2021, respectively, and $0.17 and $0.34 per share of common stock, or $6.1 million and $12.1 million, during the three and six months ended June 30, 2020, respectively.
On July 19, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share of outstanding common stock payable on September 16, 2021 to stockholders of record at the close of business on September 2, 2021. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$194	$99	$358	$150
Sales and marketing	926	374	1,393	834
Product development	1,799	1,068	3,028	2,193
General and administrative	6,767	2,095	13,117	6,219
Total	$9,686	$3,636	$17,896	$9,396
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$177	$414	$352	$1,730
RSUs	9,509	3,222	17,544	7,666
Total	$9,686	$3,636	$17,896	$9,396
Stock Option Awards
During the six months ended June 30, 2021, no options to purchase shares of its common stock were granted. As of June 30, 2021, there were approximately 300,000 options vested and exercisable with a weighted average exercise price of $34.43. As of June 30, 2021, the total unrecognized compensation charge related to non-vested options was approximately $1.3 million, which is expected to be recognized through 2023.
Restricted Stock Unit Awards
During the six months ended June 30, 2021, the Company had RSU grants, net of forfeitures, of approximately 382,000. As of June 30, 2021, there are approximately 1,242,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $56.89. As of June 30, 2021, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $56.7 million, which is expected to be recognized through 2024.
During the six months ended June 30, 2021 and 2020, shares of common stock with an aggregate value of $20.2 million and $3.4 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s revenues by distribution channel for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
E-commerce	$120,715	$98,164	$239,115	$197,900
Enterprise	69,197	61,066	134,078	122,615
Total Revenues	$189,912	$159,230	$373,193	$320,515
The June 30, 2021 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $99.2 million of total revenue recognized for the six months ended June 30, 2021 was reflected in deferred revenue as of December 31, 2020.

(9) Other Income / (Loss), net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency gain / (loss)	$1,277	$132	$(1,233)	$(466)
Interest income, net	46	17	94	1,128
Total other income / (loss)	$1,323	$149	$(1,139)	$662

(10) Income Taxes
The Company’s effective tax rates yielded a net expense of 14.7% and 16.3% for the three months ended June 30, 2021 and 2020, respectively, and a net expense of 16.0% and 19.6% for the six months ended June 30, 2021 and 2020, respectively.
During the three months ended June 30, 2021, the net effect of discrete items decreased the effective tax rate by 5.3%. For the six months ended June 30, 2021, the net effect of discrete items decreased the effective tax rate by 4.0%. The discrete items for the three and six months ended June 30, 2021, primarily relate to windfall tax benefits associated with equity-based compensation. Excluding discrete items, the Company’s effective tax rate would have been 20.0% for the three and six months ended June 30, 2021.
During the three months ended June 30, 2020, the net effect of discrete items decreased the effective tax rate by 0.3%. For the six months ended June 30, 2020, the effective tax rate increased by 1.6% as a result of a loss jurisdiction with no tax benefit. Discrete items further increased the effective tax rate by 1.4%. Excluding the discrete items, the Company’s effective tax rate would have been 16.6% for the three and six months ended June 30, 2020.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding a loss jurisdiction with no tax benefit and the application of discrete items, if any, in the applicable period.
During the three and six months ended June 30, 2021 and 2020, uncertain tax positions recorded by the Company were not significant. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2021 and 2020.
During the six months ended June 30, 2021 and 2020, the Company paid net cash taxes of $9.5 million and $0.9 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$29,454	$18,987	$58,968	$23,305
Shares used to compute basic net income per share	36,570	35,652	36,453	35,587
Dilutive potential common shares
Stock options	242	39	233	53
Unvested restricted stock awards	377	215	532	254
Shares used to compute diluted net income per share	37,189	35,906	37,218	35,894
Basic net income per share	$0.81	$0.53	$1.62	$0.65
Diluted net income per share	$0.79	$0.53	$1.58	$0.65

Dilutive shares included in the calculation	1,221	1,304	1,328	1,080
Anti-dilutive shares excluded from the calculation	2	1,152	10	1,148

(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$68,954	$56,211	$133,263	$113,229
Europe	64,778	52,207	127,055	106,003
Rest of the world	56,180	50,812	112,875	101,283
Total revenue	$189,912	$159,230	$373,193	$320,515
 The United States, included in North America in the above table, accounted for 31% and 32% of consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of June 30,	As of December 31,
	2021	2020
North America	$42,324	$43,451
Europe	7,470	7,192
Rest of the world	196	263
Total long-lived tangible assets	$49,990	$50,906
The United States, included in North America in the above table, accounted for 75% of total long-lived tangible assets as of June 30, 2021 and December 31, 2020. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(13) Commitments and Contingencies
As of June 30, 2021, the Company had total non-lease obligations in the amount of approximately $45.4 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2021, the Company’s non-lease obligations for the remainder of 2021 and for the years ending December 31, 2022, 2023, 2024 and 2025 were approximately $14.2 million, $14.2 million, $9.9 million, $4.7 million and $2.1 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of June 30, 2021, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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

(14) Subsequent Events
In July 2021, the Company acquired Pattern89 Inc., Datasine Limited and assets from Shotzr, Inc. The aggregate cash consideration was approximately $35 million, and is subject to customary working capital and other adjustments, paid from existing cash on hand. These three entities provide data driven insights through their artificial intelligence platforms. The Company is currently evaluating the accounting model for these transactions.

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
For customers seeking specialized solutions, we also create custom, on-brand content by matching our global contributor network to the unique needs of our customers. This solution allows us to offer customers a fast and scalable way to produce cost-effective content that is in line with the visual footprint of their brand. We typically offer a royalty-free, non-exclusive license, and the processes we maintain to properly license content and the indemnification protections we provide allow individuals and businesses of all sizes, including media agencies, publishers, production companies and creative service providers, to confidently utilize such content for their unique commercial or editorial needs.
Over 2.0 million active, paying customers contributed to our revenue for the twelve-month period ended June 30, 2021. As of June 30, 2021, more than 1.8 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 380 million images and more than 22 million footage clips as of June 30, 2021. This makes our collection of content one of the largest of its kind, and we delivered 90.7 million paid downloads to our customers across all of our brands during the six months ended June 30, 2021.
Through our platform, we generate revenue by licensing content to our customers. During the six months ended June 30, 2021, 64% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties, including our Shutterstock.com, bigstock.com, premiumbeat.com and turbosquid.com websites. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our E-commerce platform. Customers in our enterprise sales channel may also benefit from our API platform as well as access to Shutterstock Editorial, which includes our library of editorial images and videos and Shutterstock Studios, our offering that provides custom, high-quality content matched with production tools and services. Our Enterprise sales channel provided approximately 36% of our revenue for the six months ended June 30, 2021.
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
In July of 2021, through its newly formed entity Shutterstock.AI, Inc. (“Shutterstock.AI”), the Company acquired Pattern89, Inc., DataSine Limited, and assets from Shotzr, Inc., three artificial intelligence entities that provide data driven insights through their artificial intelligence platforms. The aggregate purchase price was approximately $35 million.
Shutterstock.AI will commercialize data assets within Shutterstock’s content library and enable companies to grow their capabilities in computer vision and content insights. In addition, with artificial intelligence tools obtained from the acquisitions, the Company will develop predictive performance capabilities to help customers make more data-informed content decisions.

COVID-19 Update
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Our operations have been impacted by office closures globally and restrictions on employee travel and in-person meetings, however, we have generally been able to deliver our services remotely. We believe the economic uncertainty caused by COVID-19 has had an impact on our customers and their ability to spend marketing budgets on our products, in varying degrees during 2020 and into 2021. See Item 1A. Risk Factors in our 2020 Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Operating Metrics
We regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Subscribers (end of period)	321,000	223,000	321,000	223,000
Subscriber revenue (in millions)	$78.1	$62.7	$154.6	$126.6

Average revenue per customer (last twelve months)	$356	$326	$356	$326
Paid downloads (in millions)	44.9	44.0	90.7	90.8
Revenue per download	$4.17	$3.61	$4.07	$3.51
Content in our collection (end of period, in millions):
Images	380	340	380	340
Footage clips	22	19	22	19

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
The Company’s revenues by distribution channel for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
E-commerce	$120,715	$98,164	$239,115	$197,900
Enterprise	69,197	61,066	134,078	122,615
Total Revenues	$189,912	$159,230	$373,193	$320,515

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statements of Operations:
Revenue	$189,912	$159,230	$373,193	$320,515
Operating expenses:
Cost of revenue	67,757	63,811	129,589	132,934
Sales and marketing	45,896	35,557	87,817	78,217
Product development	11,993	12,485	22,724	25,554
General and administrative	31,041	24,832	61,720	55,484
Total operating expenses	156,687	136,685	301,850	292,189
Income from operations	33,225	22,545	71,343	28,326
Other income / (expense), net	1,323	149	(1,139)	662
Income before income taxes	34,548	22,694	70,204	28,988
Provision for income taxes	5,094	3,707	11,236	5,683
Net income	$29,454	$18,987	$58,968	$23,305

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	36%	40%	35%	41%
Sales and marketing	24%	22%	24%	24%
Product development	6%	8%	6%	8%
General and administrative	16%	16%	17%	17%
Total operating expenses	83%	86%	81%	91%
Income from operations	17%	14%	19%	9%
Other income / (expense), net	1%	—%	—%	—%
Income before income taxes	18%	14%	19%	9%
Provision for income taxes	3%	2%	3%	2%
Net income	16%	12%	16%	7%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended June 30, 2021 and 2020
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$189,912	$159,230	$30,682	19%
Operating expenses:
Cost of revenue	67,757	63,811	3,946	6
Sales and marketing	45,896	35,557	10,339	29
Product development	11,993	12,485	(492)	(4)
General and administrative	31,041	24,832	6,209	25
Total operating expenses	156,687	136,685	20,002	15
Income from operations	33,225	22,545	10,680	47
Other income / (expense), net	1,323	149	1,174	*
Income before income taxes	34,548	22,694	11,854	52
Provision for income taxes	5,094	3,707	1,387	37
Net income	$29,454	$18,987	$10,467	55%
__________________________________
*    Percentage change is not meaningful
Revenue
Revenue increased by $30.7 million, or 19%, to $189.9 million in the three months ended June 30, 2021 compared to the same period in 2020. On a constant currency basis, revenue increased approximately 16% in the three months ended June 30, 2021, compared to the same period in 2020.
The Company’s E-commerce revenues increased by 23%, to $120.7 million in the three months ended June 30, 2021, compared to the same period in 2020. On a constant currency basis, the Company’s E-commerce revenues increased by 20% in the three months ended June 30, 2021, compared to the same period in 2020. During the three months ended June 30, 2021, growth in our E-commerce sales channel was primarily driven by increased subscriber revenue. E-commerce revenues also benefited from our acquisition of TurboSquid on February 1, 2021.
The Company’s Enterprise revenues increased by 13%, to $69.2 million in the three months ended June 30, 2021, compared to the same period in 2020. On a constant currency basis, the Company’s Enterprise revenues increased by 9% in the three months ended June 30, 2021, compared to the same period in 2020. The Company has continued to execute on its strategy to respond to market trends including making updates to product offerings and continuously improving our platform. We believe these enhancements impacted our Enterprise sales operations during the period and is one of the drivers of the increased deferred revenue balance as of June 30, 2021.
In the three months ended June 30, 2021 and 2020, we delivered 44.9 million and 44.0 million paid downloads, respectively, and our revenue per download was $4.17 and $3.61 for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, the increase in revenue per download was primarily due to changes in product mix.
Changes in our revenue by region were as follows: revenue from North America increased by $12.7 million, or 23%, to $69.0 million, revenue from Europe increased by $12.6 million, or 24%, to $64.8 million and revenue from outside Europe and North America increased by $5.4 million, or 11%, to $56.2 million, in the three months ended June 30, 2021 compared to the same period in 2020.

Costs and Expenses
Cost of Revenue. Cost of revenue increased by $3.9 million, or 6% to $67.8 million in the three months ended June 30, 2021 compared to the same period in 2020, due to higher royalty expense and credit card fees, which is in line with the increase in revenue and paid downloads. These amounts are partially offset by lower content procurement costs and depreciation and amortization expense. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing. Sales and marketing expenses increased by $10.3 million, or 29%, to $45.9 million in the three months ended June 30, 2021 compared to the same period in 2020. As a percent of revenue, sales and marketing expenses increased to 24% for the three months ended June 30, 2021, from 22% for the same period in 2020. This was primarily driven by a (i) $5.7 million increase in marketing spend, and (ii) $3.9 million in higher employee-related costs, primarily related to commissions associated with increased enterprise billings. For the three months ended June 30, 2020, sales and marketing expenses included severance charges of $1.5 million. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $0.5 million, or 4%, to $12.0 million in the three months ended June 30, 2021 compared to the same period in 2020. This decrease was driven by (i) lower employee and third-party contractor related costs, net of capitalized labor, and (ii) a reduction in software and other IT-related costs, for the three months ended June 30, 2021, as compared to the same period in the prior year. These declines were partially offset by higher non-cash compensation expense, attributable to certain performance-based awards. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $6.2 million, or 25%, to $31.0 million in the three months ended June 30, 2021 compared to the same period in 2020. During the three months ended June 30, 2021, general and administrative expenses included higher non-cash compensation expense of $4.7 million, attributable to certain performance-based awards, and $1.6 million in higher employee-related costs. In addition, during the three months ended June 30, 2021, increases in professional fees, and depreciation and amortization expense were offset by reductions in bad debt expense. For the three months ended June 30, 2020, general and administrative expenses included severance charges of $0.7 million.
Other Income / (Expense), Net. In the three months ended June 30, 2021, other income / (expense), net substantially consisted of $1.3 million of favorable foreign currency fluctuations.
During the three months ended June 30, 2020, other income / (expense), net substantially consisted of $0.1 million of favorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $1.4 million for the three months ended June 30, 2021 as compared to the same period in 2020. Our effective tax rates yielded a net expense of 14.7% and 16.3% for the three months ended June 30, 2021 and 2020, respectively.
For the three months ended June 30, 2021, the effective tax rate decreased by 5.3% related primarily to windfall tax benefits associated with equity-based compensation. Excluding discrete items, our effective tax rate would have been 20.0% for the three months ended June 30, 2021.
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

Comparison of the Six Months Ended June 30, 2021 and 2020
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$373,193	$320,515	$52,678	16%
Operating expenses:
Cost of revenue	129,589	132,934	(3,345)	(3)%
Sales and marketing	87,817	78,217	9,600	12%
Product development	22,724	25,554	(2,830)	(11)%
General and administrative	61,720	55,484	6,236	11%
Total operating expenses	301,850	292,189	9,661	3%
Income from operations	71,343	28,326	43,017	152%
Other (expense) / income, net	(1,139)	662	(1,801)	*
Income before income taxes	70,204	28,988	41,216	142%
Provision for income taxes	11,236	5,683	5,553	98%
Net income	$58,968	$23,305	$35,663	153%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $52.7 million, or 16%, to $373.2 million in the six months ended June 30, 2021 compared to the same period in 2020. On a constant currency basis, revenue increased approximately 13% in the six months ended June 30, 2021, compared to the same period in 2020.
The Company’s E-commerce revenues increased by 21%, to $239.1 million in the six months ended June 30, 2021, compared to the same period in 2020. On a constant currency basis, the Company’s E-commerce revenues increased by 18% in the six months ended June 30, 2021, compared to the same period in 2020. During the six months ended June 30, 2021, growth in our E-commerce sales channel was primarily driven by increased subscriber revenue. E-commerce revenues also benefited from our acquisition of TurboSquid on February 1, 2021.
The Company’s Enterprise revenues increased by 9%, to $134.1 million in the six months ended June 30, 2021, compared to the same period in 2020. On a constant currency basis, the Company’s Enterprise revenues increased by 6% in the six months ended June 30, 2021, compared to the same period in 2020. The Company has continued to execute on its strategy to respond to market trends including making updates to product offerings and continuously improving our platform. We believe these enhancements impacted our Enterprise sales operations during the period and were one of the drivers of the increased deferred revenue balance as of June 30, 2021.
In the six months ended June 30, 2021 and 2020, we delivered 90.7 million and 90.8 million paid downloads, respectively, and our revenue per download was $4.07 and $3.51 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the increase in revenue per download was primarily due to changes in product mix.
Changes in our revenue by region were as follows: revenue from North America increased by $20.0 million, or 18%, to $133.3 million, revenue from Europe increased by $21.1 million, or 20%, to $127.1 million and revenue from outside Europe and North America increased by $11.6 million, or 11%, to $112.9 million, in the six months ended June 30, 2021 compared to the same period in 2020.

Costs and Expenses
Cost of Revenue.   Cost of revenue decreased by $3.3 million, or 3%, to $129.6 million in the six months ended June 30, 2021 compared to the same period in 2020, due to lower royalty expense, content procurement costs and depreciation and amortization expense, partially offset by increased credit card fees. In addition, for the six months ended June 30, 2020, cost of revenue includes severance charges of $1.2 million. The reduction in royalty expense was driven by a change in product mix as well as a modification in the way we compensate contributors. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing.   Sales and marketing expenses increased by $9.6 million, or 12%, to $87.8 million in the six months ended June 30, 2021 compared to the same period in 2020. As a percent of revenue, sales and marketing expenses remained flat at 24% for the six months ended June 30, 2021, compared to the same period in 2020. The increase in sales and marketing expenses was primarily driven by (i) $5.3 million in higher employee-related costs, primarily related to commissions associated with increased enterprise billings, and (ii) $4.0 million in higher marketing spend. In addition, for the six months ended June 30, 2020, sales and marketing includes severance charges of $1.6 million. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses decreased by $2.8 million, or 11%, to $22.7 million in the six months ended June 30, 2021 as compared to $25.6 million for the same period in 2020. This decrease was primarily driven by (i) lower employee and third-party contractor related costs, net of capitalized labor, and (ii) a reduction in software and other IT-related costs, for the six months ended June 30, 2021, as compared to the same period in the prior year. These declines were partially offset by higher non-cash compensation expense, attributable to certain performance-based awards. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses increased by $6.2 million, or 11%, to $61.7 million in the six months ended June 30, 2021 compared to the same period in 2020. This increase was primarily driven by: (i) $6.8 million in higher non-cash compensation expense, attributable to certain performance-based awards, and (ii) $1.7 million in higher professional fees, primarily associated with transaction costs associated with our acquisition of TurboSquid. These increases were partially offset by a $0.9 million decline in bad debt expense, and other reductions associated with ongoing vendor management initiatives.
Other Income / (Expense), Net. During the six months ended June 30, 2021, other income / (expense), net substantially consisted of $1.2 million of unfavorable foreign currency fluctuations.
During the six months ended June 30, 2020, approximately $1.1 million of other income / (expense), net consisted of interest income which was partially offset by $0.5 million of unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.   Income tax expense increased by $5.6 million for the six months ended June 30, 2021 as compared to the same period in 2020. Our effective tax rates for the six months ended June 30, 2021 and 2020 were 16.0% and 19.6%, respectively.
For the six months ended June 30, 2021, the effective tax rate decreased by 4.0% related primarily to windfall tax benefits associated with equity-based compensation. Excluding discrete items, our effective tax rate would have been 20.0% for the six months ended June 30, 2021.
For the six months ended June 30, 2020, the effective tax rate increased by 1.6% as a result of a loss jurisdiction with no tax benefit. Discrete item further increased the effective tax rate by 1.4%. Excluding these items, our effective tax rate would have been 16.6% for the six months ended June 30, 2020.
As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions, and our effective tax rate could fluctuate accordingly.

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

Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents totaling $411.0 million which primarily consisted of bank balances and money market funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Dividends
We declared and paid cash dividends of $0.42 per share of common stock, or $15.3 million during the six months ended June 30, 2021.
On July 19, 2021, our Board of Directors declared a quarterly cash dividend of $0.21 per share of outstanding common stock payable on September 16, 2021 to stockholders of record at the close of business on September 2, 2021. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of June 30, 2021, we have repurchased approximately 2,558,000 shares of our common stock under the share repurchase program at an average per-share cost of $39.09. During the six months ended June 30, 2021, we did not repurchase any shares of our common stock under the share repurchase program. As of June 30, 2021, we had $100 million of repurchase capacity remaining under the share repurchase program.

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
During the six months ended June 30, 2021, shares with an aggregate value of $20.2 million were withheld upon vesting of RSUs and paid in connection with related remittance to taxing authorities.
Acquisition of Three Artificial Intelligence Platforms
In July 2021, the Company acquired Pattern89 Inc., Datasine Limited and assets from Shotzr, Inc. The aggregate cash consideration was approximately $35 million, and is subject to customary working capital and other adjustments, paid from existing cash on hand. These three entities provide data driven insights through their artificial intelligence platforms.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Future capital expenditures could relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure. See Note 13 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of June 30, 2021.
Cash Flows
The following table summarizes our cash flow data for the six months ended June 30, 2021 and 2020 (in thousands).

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$107,216	$36,343
Net cash used in investing activities	$(90,963)	$(15,438)
Net cash used in financing activities	$(33,745)	$(14,905)
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
Net cash provided by operating activities was $107.2 million for the six months ended June 30, 2021, compared to $36.3 million for the six months ended June 30, 2020. In the six months ended June 30, 2021, operating cash flows were favorably impacted from our increased operating income and changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. In addition, the six months ended June 30, 2020 were impacted by $7.8 million in one-time payments associated with long-term incentives related to our 2017 acquisition of Flashstock.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2021 was $91.0 million, consisting primarily of cash used in the acquisition of TurboSquid of $72.2 million, net of cash acquired, capital expenditures of $15.3 million for internal-use software and website development costs and purchases of software and equipment and $3.4 million paid to acquire the rights to distribute certain digital content into perpetuity.
Cash used in investing activities in the six months ended June 30, 2020 was $15.4 million, consisting primarily of capital expenditures of $14.0 million for internal-use software and website development costs and purchases of software and equipment, and $1.6 million paid to acquire the rights to distribute certain digital content into perpetuity.

Financing Activities
Cash used in financing activities in the six months ended June 30, 2021 was $33.7 million, consisting primarily of $20.2 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards and $15.3 million, related to the payment of the quarterly cash dividend. These amounts were partially offset by approximately $1.8 million received from the issuance of common stock in connection with the exercise of stock options.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $53.3 million. We are also party to a letter of credit as a security deposit for this leased facility in the amount of $1.7 million. As of March 31, 2020, the Company is no longer required to provide cash collateral for its letter of credit, and, accordingly, these funds are no longer restricted.
Additionally, as of June 30, 2021, aggregate undiscounted future minimum lease payments under other operating leases are approximately $6.2 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of June 30, 2021, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2021 and for the fiscal years ending December 31, 2022, 2023, 2024, 2025 and 2026 were approximately $14.2 million, $14.2 million, $9.9 million, $4.7 million, $2.1 million and $0.3 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-GAAP Financial Measures:	(in thousands)
Adjusted EBITDA	$53,063	$37,032	$109,482	$59,092
Adjusted net income	37,935	22,162	74,571	31,321
Free cash flow	$61,692	$22,383	$88,483	$28,559
Revenue growth on a constant currency basis	16%	(1)%	13%	(1)%

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
Management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) and free cash flow are useful to investors because these measures enable investors to analyze our operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to our underlying operating performance, and that revenue growth (including by distribution channel) on a constant currency basis, provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to our operating performance. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing our financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and after excluding the impact of nonrecurring payments associated with long-term incentives related to our 2017 acquisition of Flashstock, and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, foreign currency transaction gains and losses, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Net income	$29,454	$18,987	$58,968	$23,305
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	10,152	10,851	20,243	21,370
Non-cash equity-based compensation	9,686	3,636	17,896	9,396
Other adjustments, net(1)	(1,323)	(149)	1,139	(662)
Provision for income taxes	5,094	3,707	11,236	5,683
Adjusted EBITDA	$53,063	$37,032	$109,482	$59,092
Adjusted EBITDA margin	27.9%	23.3%	29.3%	18.4%
_______________________________________________________________________________
(1)Included in other adjustments, net are foreign currency transaction gains and losses and interest income and expense.
Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Net income	$29,454	$18,987	$58,968	$23,305
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	9,686	3,636	17,896	9,396
Tax effect of non-cash equity-based compensation(1)	(2,276)	(854)	(4,205)	(2,208)
Acquisition-related amortization expense	1,400	514	2,499	1,082
Tax effect of acquisition-related amortization expense(1)	(329)	(121)	(587)	(254)
Adjusted net income	$37,935	$22,162	$74,571	$31,321

Adjusted net income per diluted common share	$1.02	$0.62	$2.00	$0.87
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Reported revenue (in thousands)	$189,912	$159,230	$373,193	$320,515
Revenue growth	19%	(2)%	16%	(1)%
Revenue growth on a constant currency basis	16%	(1)%	13%	(1)%

E-commerce reported revenue (in thousands)	$120,715	$98,164	$239,115	$197,900
E-commerce revenue growth	23%	1%	21%	1%
E-commerce revenue growth on a constant currency basis	20%	2%	18%	2%

Enterprise reported revenue (in thousands)	$69,197	$61,066	$134,078	$122,615
Enterprise revenue growth	13%	(6)%	9%	(6)%
Enterprise revenue growth on a constant currency basis	9%	(5)%	6%	(5)%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition, and, with respect to the three months ended March 31, 2020, a payment associated with long-term incentives related to our 2017 acquisition of Flashstock.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Net cash provided by operating activities	$71,388	$29,484	$107,216	$36,343
Capital expenditures	(6,789)	(6,247)	(15,337)	(13,966)
Content acquisitions	(2,907)	(854)	(3,396)	(1,577)
Payments related to long-term incentives related to acquisitions	—	—	—	7,759
Free Cash Flow	$61,692	$22,383	$88,483	$28,559

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 36% and 35% for the six months ended June 30, 2021 and 2020, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the six months ended June 30, 2021, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$38,753	€32,588	$32,756	€29,717	$76,643	€64,543	$66,448	€60,095
British pounds	14,915	£10,806	11,274	£9,039	28,909	£21,122	23,477	£18,509
All other non-U.S. currencies(1)	14,083		11,408		28,029		23,203
Total foreign currency	67,751		55,438		133,581		113,128

U.S. dollar	122,161		103,792		239,612		207,387
Total revenue	$189,912		$159,230		$373,193		$320,515

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
We did not have any long-term borrowings as of June 30, 2021.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended June 30, 2021, there were no material changes to these risk factors as described in our 2020 Form 10-K.

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

SHUTTERSTOCK, INC.

Dated: July 27, 2021	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: July 27, 2021	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)