Form 10-Q
period 2021-09-30
Shutterstock, Inc.
filed 2021-10-26
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
As of October 22, 2021, 36,549,234 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2021

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
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr” and “Shutterstock Editor” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$300,579	$428,574
Accounts receivable, net of allowance of $2,463 and $4,942	45,323	43,846
Prepaid expenses and other current assets	29,774	16,650
Total current assets	375,676	489,070
Property and equipment, net	48,866	50,906
Right-of-use assets	36,194	39,552
Intangible assets, net	130,196	25,765
Goodwill	219,822	89,413
Deferred tax assets, net	8,721	13,566
Other assets	21,702	21,372
Total assets	$841,177	$729,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,118	$2,442
Accrued expenses	95,043	67,909
Contributor royalties payable	29,516	26,336
Deferred revenue	171,131	149,843
Other current liabilities	14,646	10,399
Total current liabilities	315,454	256,929
Deferred tax liability, net	3,193	—
Lease liabilities	38,209	41,620
Other non-current liabilities	9,425	9,170
Total liabilities	366,281	307,719
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,191 and 38,803 shares issued and 36,591 and 36,245 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	392	389
Treasury stock, at cost; 2,600 and 2,558 shares as of September 30, 2021 and December 31, 2020, respectively	(104,885)	(100,027)
Additional paid-in capital	368,320	360,939
Accumulated comprehensive loss	(9,233)	(7,681)
Retained earnings	220,302	168,305
Total stockholders’ equity	474,896	421,925
Total liabilities and stockholders’ equity	$841,177	$729,644
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$194,439	$165,227	$567,632	$485,742

Operating expenses:
Cost of revenue	69,634	60,331	199,223	193,265
Sales and marketing	54,456	36,655	142,273	114,872
Product development	13,565	10,617	36,289	36,171
General and administrative	34,615	28,277	96,335	83,761
Total operating expenses	172,270	135,880	474,120	428,069
Income from operations	22,169	29,347	93,512	57,673
Other (expense) / income, net	(1,749)	(1,168)	(2,888)	(506)
Income before income taxes	20,420	28,179	90,624	57,167
Provision for income taxes	4,391	5,597	15,627	11,280
Net income	$16,029	$22,582	$74,997	$45,887

Earnings per share:
Basic	$0.44	$0.63	$2.05	$1.28
Diluted	$0.43	$0.62	$2.01	$1.27

Weighted average shares outstanding:
Basic	36,622	35,962	36,510	35,713
Diluted	37,417	36,494	37,285	36,095
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$16,029	$22,582	$74,997	$45,887
Foreign currency translation loss	(1,842)	(714)	(1,552)	(2,908)
Other comprehensive loss	(1,842)	(714)	(1,552)	(2,908)
Comprehensive income	$14,187	$21,868	$73,445	$42,979

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2021	39,173	$392	2,558	$(100,027)	$360,404	$(7,391)	$211,956	$465,334
Equity-based compensation	—	—	—	—	8,743	—	—	8,743
Issuance of common stock in connection with employee stock option exercises and RSU vesting	28	—	—	—	217	—	—	217
Common shares withheld for settlement of taxes in connection with equity-based compensation	(10)	—	—	—	(1,044)	—	—	(1,044)
Repurchase of treasury shares	—	—	42	(4,858)	—	—	—	(4,858)
Cash dividends paid	—	—	—	—	—	—	(7,683)	(7,683)
Other comprehensive income	—	—	—	—	—	(1,842)	—	(1,842)
Net income	—	—	—	—	—	—	16,029	16,029
Balance at September 30, 2021	39,191	$392	2,600	$(104,885)	$368,320	$(9,233)	$220,302	$474,896

Three Months Ended September 30, 2020
Balance at June 30, 2020	38,245	$382	2,558	$(100,027)	$319,412	$(8,414)	$132,147	$343,500
Equity-based compensation	—	—	—	—	8,285	—	—	8,285
Issuance of common stock, net of issuance costs	516	5	—	—	23,148	—	—	23,153
Issuance of common stock in connection with employee stock option exercises and RSU vesting	25	—	—	—	—	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(10)	—	—	—	(417)	—	—	(417)
Cash dividends paid	—	—	—	—	—	—	(6,149)	(6,149)
Other comprehensive loss	—	—	—	—	—	(714)	—	(714)
Net income	—	—	—	—	—	—	22,582	22,582
Balance at September 30, 2020	38,776	$387	2,558	$(100,027)	$350,428	$(9,128)	$148,580	$390,240

Nine Months Ended September 30, 2021
Balance at December 31, 2020	38,803	$389	2,558	$(100,027)	$360,939	$(7,681)	$168,305	$421,925
Equity-based compensation	—	—	—	—	26,639	—	—	26,639
Issuance of common stock in connection with employee stock option exercises and RSU vesting	629	6	—	—	2,012	—	—	2,018
Common shares withheld for settlement of taxes in connection with equity-based compensation	(241)	(3)	—	—	(21,270)	—	—	(21,273)
Repurchase of treasury shares	—	—	42	(4,858)	—	—	—	(4,858)
Cash dividends paid	—	—	—	—	—	—	(23,000)	(23,000)
Other comprehensive loss	—	—	—	—	—	(1,552)	—	(1,552)
Net income	—	—	—	—	—	—	74,997	74,997
Balance at September 30, 2021	39,191	$392	2,600	$(104,885)	$368,320	$(9,233)	$220,302	$474,896

Nine Months Ended September 30, 2020
Balance at December 31, 2019	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$121,187	$328,145
Cumulative effect of accounting change (Note 1)	—	—	—	—	—	—	(247)	(247)
Balance at January 1, 2020	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$120,940	$327,898
Equity-based compensation	—	—	—	—	17,681	—	—	17,681
Issuance of common stock, net of issuance costs	516	5	—	—	23,148	—	—	23,153
Issuance of common stock in connection with employee stock option exercises and RSU vesting	314	3	—	—	626	—	—	629
Common shares withheld for settlement of taxes in connection with equity-based compensation	(109)	(2)	—	—	(3,851)	—	—	(3,853)
Cash dividends paid	—	—	—	—	—	—	(18,247)	(18,247)
Other comprehensive loss	—	—	—	—	—	(2,908)	—	(2,908)
Net income	—	—	—	—	—	—	45,887	45,887
Balance at September 30, 2020	38,776	$387	2,558	$(100,027)	$350,428	$(9,128)	$148,580	$390,240
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,997	$45,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,731	31,120
Deferred taxes	420	(206)
Non-cash equity-based compensation	26,639	17,681
Bad debt expense	182	1,586
Changes in operating assets and liabilities:
Accounts receivable	(1,628)	(3,135)
Prepaid expenses and other current and non-current assets	(11,469)	7,184
Accounts payable and other current and non-current liabilities	24,639	5,297
Long-term incentives related to acquisitions	—	(7,759)
Contributor royalties payable	1,200	(183)
Deferred revenue	13,147	2,753
Net cash provided by operating activities	$161,858	$100,225

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,167)	(20,277)
Business combination, net of cash acquired	(181,772)	—
Asset acquisitions	(31,440)	—
Acquisition of content	(7,890)	(2,107)
Security deposit (payment) / release	(138)	296
Net cash used in investing activities	$(242,407)	$(22,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	23,153
Purchase of treasury shares	(4,171)	—
Proceeds from exercise of stock options	2,018	629
Cash paid related to settlement of employee taxes related to RSU vesting	(21,273)	(3,861)
Payment of cash dividend	(23,000)	(18,247)
Net cash (used in) / provided by financing activities	$(46,426)	$1,674

Effect of foreign exchange rate changes on cash	(1,020)	(2,558)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(127,995)	77,253

Cash, cash equivalents and restricted cash, beginning of period	428,574	305,874
Cash, cash equivalents and restricted cash, end of period	$300,579	$383,127

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$14,811	$2,767
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc. (the “Company” or “Shutterstock”) is a leading global creative platform offering full-service solutions, high-quality content, and applications for brands, businesses and media companies. The Company’s platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity.
The Company’s key offerings include:
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
•3D - consisting of 3D models, used in a variety of industries such as advertising, media and video production, gaming, retail, education, design and architecture, following the Company’s acquisition of TurboSquid, Inc. on February 1, 2021. See Note 3 Acquisitions.
•Creative Design Software - consisting of the Company’s online graphic design and image editing platform. On September 3, 2021, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities from PicMonkey, LLC. See Note 3 Acquisitions.
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
The interim Consolidated Balance Sheet as of September 30, 2021, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, are unaudited. The Consolidated Balance Sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of September 30, 2021, and its consolidated results of operations, comprehensive income and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other future annual or interim period.
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
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist primarily of bank deposits and money market funds.
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
During the nine months ended September 30, 2021, the Company recorded bad debt expense of $0.2 million. As of September 30, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was approximately $2.5 million and $4.9 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”) on January 1, 2020, using the modified retrospective method and recorded a cumulative-effect adjustment of $0.2 million, net of tax, in retained earnings as of January 1, 2020.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2021 and December 31, 2020, the Company’s combined allowance for chargebacks and sales refunds was $0.5 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of September 30, 2021 or December 31, 2020, except as noted below.
Cash Equivalents
Cash equivalents includes money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of September 30, 2021 and December 31, 2020, the Company had cash equivalent balances of $205.1 million and $250.0 million, respectively.
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
Long-term Investments
As of September 30, 2021 and December 31, 2020, the Company’s long-term investments were in equity securities with no readily determinable fair value, totaled $20.0 million, and were reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of September 30, 2021, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(3) Acquisitions
PicMonkey, LLC
On September 3, 2021, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities from PicMonkey, LLC (“PicMonkey”), for approximately $110 million. The total purchase price was paid with existing cash on hand in the three months ended September 30, 2021. In connection with the acquisition, the Company incurred approximately $2 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
PicMonkey is a Washington-based company that operates an online graphic design and image editing platform that enables creators of any skill level to design high-quality visual assets. The Company believes this acquisition provides Shutterstock’s global customer community with professional-grade, easy-to-use design tools.
The identifiable intangible assets, which include customer relationships, developed technology and trade names, have a weighted average life of approximately 9.8 years. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is expected to be deductible for income tax purposes. The allocation of the purchase price is preliminary and will be finalized within the allowable measurement period once independent valuations of the fair value of the assets acquired and liabilities assumed are completed.

TurboSquid, Inc.
On February 1, 2021, the Company completed its acquisition of all of the outstanding shares of TurboSquid, Inc. (“TurboSquid”), for approximately $77.3 million. The total purchase price was paid with existing cash on hand in the three months ended March 31, 2021. In connection with the acquisition, the Company incurred approximately $1.6 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
TurboSquid is a Louisiana-based company that operates a marketplace offering more than one million 3D models, a marketplace for 2D images derived from 3D objects and a digital asset management solution. The Company believes this acquisition establishes Shutterstock as the premium destination for 3D models as well as 3D models in an easy-to-use 2D format.
The identifiable intangible assets, which include customer relationships, developed technology, trade names and contributor content, have a weighted average life of approximately 8.2 years. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.

The PicMonkey and TurboSquid transactions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company’s results of operations from the respective acquisition dates. For the three and nine months ended September 30, 2021, revenue of $8.9 million and $20.6 million, respectively, was included in the Consolidated Statements of Operations related to these acquired companies. The fair value of consideration transferred in these business combinations have been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade names and developed technology were determined using the relief-from-royalty method, and the fair value of the contributor content was determined using the cost-to-recreate method.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The aggregate purchase price for these acquisitions have been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed (in thousands):	PicMonkey[1]	TurboSquid	Total
Cash and cash equivalents	$—	$5,165	$5,165
Other assets	502	1,553	2,055
Property and equipment	—	472	472
Right of use asset	1,420	—	1,420
Intangible assets:
Customer relationships	28,800	9,000	37,800
Trademarks	3,000	2,200	5,200
Developed technology	12,900	7,800	20,700
Content library	—	2,500	2,500
Intangible assets	44,700	21,500	66,200
Goodwill	71,247	59,491	130,738
Deferred tax asset	2,456	—	2,456
Total assets acquired	$120,325	$88,181	$208,506

Accounts payable, accrued expenses and other liabilities	(747)	(4,685)	(5,432)
Contributor royalties payable	—	(2,243)	(2,243)
Deferred revenue	(8,068)	—	(8,068)
Deferred tax liability	(533)	(3,923)	(4,456)
Lease liability	(1,420)	—	(1,420)
Total liabilities assumed	(10,768)	(10,851)	(21,619)
Net assets acquired	$109,557	$77,330	$186,887
____________________________________________________
1 The allocation of the purchase price is preliminary and will be finalized within the allowable measurement period once independent valuations of the fair value of the assets acquired and liabilities assumed are completed.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three and nine months ended September 30, 2021 and 2020, as if the PicMonkey and TurboSquid acquisitions had been completed on January 1, 2020, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
As Reported	$194,439	$165,227	$567,632	$485,742
Pro Forma	199,090	178,965	589,715	525,037
Income before income taxes
As Reported	$20,420	$28,179	$90,624	$57,167
Pro Forma	22,884	29,090	95,738	52,983

Asset Acquisitions
In July 2021, the Company completed the acquisitions of Pattern89, Inc., Datasine Limited and assets from Shotzr, Inc. These three entities provide data driven insights through their artificial intelligence platforms. The aggregate purchase price for these transactions was approximately $35 million, and is subject to customary working capital and other adjustments and was paid from existing cash on hand. Approximately $3.6 million of the total purchase consideration was subject to contractual holdback provisions and is expected to be paid within the next 12 months. The Company has accounted for these transactions as asset acquisitions and has recorded a total of $41 million of developed technology intangible assets, which are being amortized on a straight-line basis over a useful life of three years.

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2021	As of December 31, 2020
Computer equipment and software	$214,571	$193,141
Furniture and fixtures	10,241	10,235
Leasehold improvements	19,356	19,382
Property and equipment	244,168	222,758
Less accumulated depreciation	(195,302)	(171,852)
Property and equipment, net	$48,866	$50,906

Depreciation expense related to property and equipment was $7.9 million and $8.4 million for the three months ended September 30, 2021 and 2020, respectively, and $23.8 million and $27.3 million for the nine months ended September 30, 2021 and 2020, respectively. Cost of revenues included depreciation expense of $7.1 million and $7.5 million for the three months ended September 30, 2021 and 2020, respectively, and $21.3 million and $24.3 million for the nine months ended September 30, 2021 and 2020, respectively. General and administrative expense included depreciation expense of $0.8 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $6.7 million and $6.1 million for the three months ended September 30, 2021 and 2020, respectively, and $20.9 million and $19.3 million for the nine months ended September 30, 2021 and 2020, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The portion of total depreciation expense related to capitalized internal-use software was $6.7 million and $7.1 million for the three months ended September 30, 2021 and 2020, respectively, and $20.1 million and $22.0 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of September 30, 2021 and December 31, 2020, the Company had capitalized internal-use software of $38.8 million and $38.0 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the nine months ended September 30, 2021.
The following table summarizes the changes in the Company’s goodwill balance during the nine months ended September 30, 2021 (in thousands):

Goodwill
Balance as of December 31, 2020	$89,413
Goodwill related to acquisitions	130,738
Foreign currency translation adjustment	(329)
Balance as of September 30, 2021	$219,822

Intangible Assets
Intangible assets consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021				As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$55,720	$(12,787)	$42,933	11	$18,132	$(11,032)	$7,100
Trade name	11,821	(6,638)	5,183	8	6,669	(6,328)	341
Developed technology	68,029	(9,613)	58,416	4	6,930	(5,039)	1,891
Contributor content	37,023	(13,490)	23,533	8	26,669	(10,378)	16,291
Patents	259	(128)	131	18	259	(117)	142
Total	$172,852	$(42,656)	$130,196		$58,659	$(32,894)	$25,765

Amortization expense was $5.6 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $9.9 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. Cost of revenue included amortization expense of $4.2 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $6.5 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. General and administrative expense included amortization expense of $1.4 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $3.4 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $7.1 million for the remaining three months of 2021, $28.3 million in 2022, $27.9 million in 2023, $20.8 million in 2024, $10.1 million in 2025, $8.1 million in 2026 and $27.9 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Compensation	$38,257	$31,499
Non-income taxes	20,784	17,164
Website hosting and marketing fees	16,385	9,991
Other expenses	19,617	9,255
Total accrued expenses	$95,043	$67,909

(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 18,000 and 15,000 shares of common stock during the three months ended September 30, 2021 and 2020, respectively, and 388,000 and 206,000 for the nine months ended September 30, 2021 and 2020, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
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
During the three and nine months ended September 30, 2021, the Company repurchased approximately 41,900 shares of its common stock at an average per share cost of $115.95. During the nine months ended September 30, 2020, the Company did not repurchase any shares of its common stock under the share repurchase program. As of September 30, 2021, the Company had $95 million of remaining authorization for purchases under the share repurchase program.
Dividends
The Company declared and paid cash dividends of $0.21 and $0.63 per share of common stock, or $7.7 million and $23.0 million, during the three and nine months ended September 30, 2021, respectively, and $0.17 and $0.51 per share of common stock, or $6.1 million and $18.2 million, during the three and nine months ended September 30, 2020, respectively.
On October 18, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share of outstanding common stock payable on December 16, 2021 to stockholders of record at the close of business on December 2, 2021. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$(49)	$125	$309	$275
Sales and marketing	638	467	2,031	1,301
Product development	1,675	1,263	4,703	3,456
General and administrative	6,479	6,430	19,596	12,649
Total	$8,743	$8,285	$26,639	$17,681
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$179	$179	$531	$1,909
RSUs	8,564	8,106	26,108	15,772
Total	$8,743	$8,285	$26,639	$17,681
Stock Option Awards
During the nine months ended September 30, 2021, no options to purchase shares of its common stock were granted. As of September 30, 2021, there were approximately 318,000 options vested and exercisable with a weighted average exercise price of $34.38. As of September 30, 2021, the total unrecognized compensation charge related to non-vested options was approximately $1.1 million, which is expected to be recognized through 2023.
Restricted Stock Unit Awards
During the nine months ended September 30, 2021, the Company had RSU grants, net of forfeitures, of approximately 367,000. As of September 30, 2021, there are approximately 1,203,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $59.37. As of September 30, 2021, the total unrecognized non-cash equity-based compensation charge related to the non-vested RSUs was approximately $49.8 million, which is expected to be recognized through 2024.
During the nine months ended September 30, 2021 and 2020, shares of common stock with an aggregate value of $21.3 million and $3.9 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
E-commerce	$121,707	$102,816	$360,822	$300,716
Enterprise	72,732	62,411	206,810	185,026
Total Revenues	$194,439	$165,227	$567,632	$485,742
The September 30, 2021 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $125.5 million of total revenue recognized for the nine months ended September 30, 2021 was reflected in deferred revenue as of December 31, 2020.

(9) Other (Expense) / Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency (loss) / gain	$(1,761)	$(1,170)	$(2,994)	$(1,636)
Interest income, net	12	2	106	1,130
Total other (expense) / income	$(1,749)	$(1,168)	$(2,888)	$(506)

(10) Income Taxes
The Company’s effective tax rates yielded a net expense of 21.5% and 19.9% for the three months ended September 30, 2021 and 2020, respectively, and a net expense of 17.2% and 19.7% for the nine months ended September 30, 2021 and 2020, respectively.
During the three months ended September 30, 2021, the net effect of discrete items increased the effective tax rate by 1.3%. For the nine months ended September 30, 2021, the net effect of discrete items decreased the effective tax rate by 3.0%. The discrete items for the nine months ended September 30, 2021, primarily relate to windfall tax benefits associated with equity-based compensation. Excluding discrete items, the Company’s effective tax rate would have been 20.2% for the three and nine months ended September 30, 2021.
During the three months ended September 30, 2020, the net effect of discrete items increased the effective tax rate by 2.9%. For the nine months ended September 30, 2020, the effective tax rate increased by 0.9% as a result of a loss jurisdiction with no tax benefit. Discrete items further increased the effective tax rate by 1.8%. Excluding the discrete items, the Company’s effective tax rate would have been 17.0% for the three and nine months ended September 30, 2020.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding a loss jurisdiction with no tax benefit and the application of discrete items, if any, in the applicable period.
During the three and nine months ended September 30, 2021 and 2020, uncertain tax positions recorded by the Company were not significant. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2021 and 2020.
During the nine months ended September 30, 2021 and 2020, the Company paid net cash taxes of $14.8 million and $2.8 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$16,029	$22,582	$74,997	$45,887
Shares used to compute basic net income per share	36,622	35,962	36,510	35,713
Dilutive potential common shares
Stock options	255	104	240	70
Unvested restricted stock awards	540	428	535	312
Shares used to compute diluted net income per share	37,417	36,494	37,285	36,095
Basic net income per share	$0.44	$0.63	$2.05	$1.28
Diluted net income per share	$0.43	$0.62	$2.01	$1.27

Dilutive shares included in the calculation	1,279	1,385	1,312	1,182
Anti-dilutive shares excluded from the calculation	4	778	8	1,024

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$77,264	$59,252	$210,527	$172,481
Europe	60,301	53,291	187,356	159,294
Rest of the world	56,874	52,684	169,749	153,967
Total revenue	$194,439	$165,227	$567,632	$485,742
The United States, included in North America in the above table, accounted for 33% and 32% of consolidated revenue for the nine months ended September 30, 2021 and 2020, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of September 30,	As of December 31,
	2021	2020
North America	$41,260	$43,451
Europe	7,424	7,192
Rest of the world	182	263
Total long-lived tangible assets	$48,866	$50,906
The United States, included in North America in the above table, accounted for 76% and 75% of total long-lived tangible assets as of September 30, 2021 and December 31, 2020, respectively. Ireland, included in Europe in the above table, accounted for 11% of total long-lived tangible assets as of September 30, 2021. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(13) Commitments and Contingencies
As of September 30, 2021, the Company had total non-lease obligations in the amount of approximately $59.0 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2021, the Company’s non-lease obligations for the remainder of 2021 and for the years ending December 31, 2022, 2023, 2024, 2025 and 2026 were approximately $21.5 million, $17.7 million, $12.7 million, $4.7 million, $2.1 million and $0.3 million, respectively.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of September 30, 2021, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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
Overview and Recent Developments
Shutterstock is a leading global creative platform offering full-service solutions, high-quality content, and applications for brands, businesses and media companies. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
The Company’s key offerings include:
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
•3D - consisting of 3D models, used in a variety of industries such as advertising, media and video production, gaming, retail, education, design and architecture, following our acquisition of TurboSquid, Inc. (“TurboSquid”) on February 1, 2021.
•Creative Design Software - consisting of our online graphic design and image editing platform. On September 3, 2021, we completed the acquisition of substantially all of the assets and assumption of certain liabilities from PicMonkey, LLC (“PicMonkey”).
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
In addition, in July of 2021, through our newly formed entity Shutterstock.AI, Inc. (“Shutterstock.AI”), we acquired Pattern89, Inc., Datasine Limited, and assets from Shotzr, Inc., three artificial intelligence entities that provide data driven insights through their artificial intelligence platforms.
Shutterstock.AI will commercialize data assets within our content library and enable companies to grow their capabilities in computer vision and content insights. In addition, with artificial intelligence tools obtained from these acquisitions, we plan to develop predictive performance capabilities to help customers make more data-informed content decisions.
Over 2.0 million active, paying customers contributed to our revenue for the twelve-month period ended September 30, 2021. As of September 30, 2021, more than 1.9 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 390 million images and more than 23 million footage clips as of September 30, 2021. This makes our collection of content one of the largest of its kind, and we delivered 135.0 million paid downloads to our customers across all of our brands during the nine months ended September 30, 2021.

Through our platform, we generate revenue by licensing content to our customers. During the nine months ended September 30, 2021, 64% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties, including our shutterstock.com, bigstock.com, premiumbeat.com and turbosquid.com websites. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our E-commerce platform. Customers in our enterprise sales channel may also benefit from our API platform as well as access to Shutterstock Editorial, which includes our library of editorial images and videos and Shutterstock Studios, our offering that provides custom, high-quality content matched with production tools and services. Our Enterprise sales channel provided approximately 36% of our revenue for the nine months ended September 30, 2021.
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

Key Operating Metrics
We regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Subscribers (end of period)[1]	336,000	255,000	336,000	255,000
Subscriber revenue (in millions)[1]	$81.5	$67.6	$236.1	$194.2

Average revenue per customer (last twelve months)[1]	$361	$328	$361	$328
Paid downloads (in millions)	44.3	43.4	135.0	134.2
Revenue per download	$4.20	$3.79	$4.11	$3.60
Content in our collection (end of period, in millions):
Images	390	350	390	350
Footage clips	23	20	23	20
___________________________________________________
1 Subscribers, subscriber revenue and average revenue per customer exclude customers and revenue related to our acquisitions of TurboSquid and PicMonkey.

Subscribers
We define subscribers as those customers who purchase one or more of our monthly recurring products for a continuous period of at least three months, measured as of the end of the reporting period excluding customers from our acquisitions of TurboSquid and PicMonkey. We believe the number of subscribers is an important metric that provides insight into our monthly recurring business and its growth. We believe that an increase in our number of subscribers is an indicator of engagement in our platform and potential for future growth.
Subscriber Revenue
We define subscriber revenue as the revenue generated from subscribers during the period excluding revenues from our acquisitions of TurboSquid and PicMonkey. We believe subscriber revenue, together with our number of subscribers, provide insight into the portion of our business and growth driven by our monthly recurring products.
Average Revenue Per Customer
Average revenue per customer is calculated by dividing total revenue for the last twelve-month period by customers, excluding revenues from our recent acquisitions of TurboSquid and PicMonkey. We define customers as total active, paying customers that contributed to total revenue over the last twelve-month period, excluding customers from our recent acquisitions of TurboSquid and PicMonkey. Changes in our average revenue per customer will be driven by changes in the mix of our subscription-based products and the pricing in our transactional business.
Paid Downloads
We define paid downloads as the number of downloads that our customers make in a given period of our content. Paid downloads exclude content related to custom content, downloads of content that are offered to customers for no charge, including our free image of the week, and downloads associated with our computer vision offering. Measuring the number of paid downloads that our customers make in a given period is important because they are the primary method of delivering licensed content, which drives a significant portion of the Company’s revenue and contributor royalties.

Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from custom content, revenue that is not derived from or associated with content licenses and revenue associated with our computer vision offering. This metric captures any changes in our pricing, including changes resulting from the impact of competitive pressures, as well as the mix of licensing options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. Changes in revenue per download are primarily driven by the introduction of new product offerings, changes in product mix and customer utilization of our products.
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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
E-commerce	$121,707	$102,816	$360,822	$300,716
Enterprise	72,732	62,411	206,810	185,026
Total Revenues	$194,439	$165,227	$567,632	$485,742

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statements of Operations:
Revenue	$194,439	$165,227	$567,632	$485,742
Operating expenses:
Cost of revenue	69,634	60,331	199,223	193,265
Sales and marketing	54,456	36,655	142,273	114,872
Product development	13,565	10,617	36,289	36,171
General and administrative	34,615	28,277	96,335	83,761
Total operating expenses	172,270	135,880	474,120	428,069
Income from operations	22,169	29,347	93,512	57,673
Other (expense) / income, net	(1,749)	(1,168)	(2,888)	(506)
Income before income taxes	20,420	28,179	90,624	57,167
Provision for income taxes	4,391	5,597	15,627	11,280
Net income	$16,029	$22,582	$74,997	$45,887

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	36%	37%	35%	40%
Sales and marketing	28%	22%	25%	24%
Product development	7%	6%	6%	7%
General and administrative	18%	17%	17%	17%
Total operating expenses	89%	82%	84%	88%
Income from operations	11%	18%	16%	12%
Other (expense) / income, net	(1)%	(1)%	(1)%	—%
Income before income taxes	11%	17%	16%	12%
Provision for income taxes	2%	3%	3%	2%
Net income	8%	14%	13%	9%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended September 30, 2021 and 2020
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$194,439	$165,227	$29,212	18%
Operating expenses:
Cost of revenue	69,634	60,331	9,303	15
Sales and marketing	54,456	36,655	17,801	49
Product development	13,565	10,617	2,948	28
General and administrative	34,615	28,277	6,338	22
Total operating expenses	172,270	135,880	36,390	27
Income from operations	22,169	29,347	(7,178)	(24)
Other (expense) / income, net	(1,749)	(1,168)	(581)	50
Income before income taxes	20,420	28,179	(7,759)	(28)
Provision for income taxes	4,391	5,597	(1,206)	(22)
Net income	$16,029	$22,582	$(6,553)	(29)%

Revenue
Revenue increased by $29.2 million, or 18%, to $194.4 million in the three months ended September 30, 2021 compared to the same period in 2020. On a constant currency basis, revenue increased approximately 17% in the three months ended September 30, 2021, compared to the same period in 2020.
The Company’s E-commerce revenues increased by 18%, to $121.7 million in the three months ended September 30, 2021, compared to the same period in 2020. Foreign currency fluctuations did not have a significant impact on E-commerce revenues in the three months ended September 30, 2021, compared to the same period in 2020. During the three months ended September 30, 2021, growth in our E-commerce sales channel was primarily driven by increased subscriber revenue and revenue generated from our acquisitions of TurboSquid and PicMonkey, which were completed on February 1, 2021 and September 3, 2021, respectively.
The Company’s Enterprise revenues increased by 17%, to $72.7 million in the three months ended September 30, 2021, compared to the same period in 2020. On a constant currency basis, the Company’s Enterprise revenues increased by 15% in the three months ended September 30, 2021, compared to the same period in 2020. The Company has continued to execute on its strategy to respond to market trends including making updates to product offerings and continuously improving our platform. We believe these enhancements impacted our Enterprise sales operations during the period and is one of the drivers of the increased deferred revenue balance as of September 30, 2021.
In the three months ended September 30, 2021 and 2020, we delivered 44.3 million and 43.4 million paid downloads, respectively, and our revenue per download was $4.20 and $3.79 for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, the increase in revenue per download was primarily due to changes in product mix.
Changes in our revenue by region were as follows: revenue from North America increased by $18.0 million, or 30%, to $77.3 million, revenue from Europe increased by $7.0 million, or 13%, to $60.3 million and revenue from outside Europe and North America increased by $4.2 million, or 8%, to $56.9 million, in the three months ended September 30, 2021 compared to the same period in 2020.

Costs and Expenses
Cost of Revenue. Cost of revenue increased by $9.3 million, or 15% to $69.6 million in the three months ended September 30, 2021 compared to the same period in 2020. This increase was primarily driven by: (i) higher royalty expense, which is in line with the increase in revenue and paid downloads; (ii) increased depreciation and amortization expense driven by our recent acquisitions, and (iii) higher content procurement costs. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing. Sales and marketing expenses increased by $17.8 million, or 49%, to $54.5 million in the three months ended September 30, 2021 compared to the same period in 2020. As a percent of revenue, sales and marketing expenses increased to 28% for the three months ended September 30, 2021, from 22% for the same period in 2020. This was primarily driven by a (i) $13.0 million increase in marketing spend, and (ii) $3.8 million in higher employee-related costs, primarily related to commissions associated with increased enterprise billings. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses increased by $2.9 million, or 28%, to $13.6 million in the three months ended September 30, 2021 compared to the same period in 2020. This increase was driven by $3.0 million in higher employee and third-party contractor related costs, net of capitalized labor, for the three months ended September 30, 2021, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $6.3 million, or 22%, to $34.6 million in the three months ended September 30, 2021 compared to the same period in 2020. During the three months ended September 30, 2021, general and administrative expenses included $3.1 million in higher employee-related costs and $2.5 million in higher professional fees primarily related to our acquisition of PicMonkey.
Other (Expense) / Income, Net. In the three months ended September 30, 2021, other (expense) / income, net substantially consisted of $1.8 million of unfavorable foreign currency fluctuations. During the three months ended September 30, 2020, other (expense) / income, net substantially consisted of $1.2 million of unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense decreased by $1.2 million for the three months ended September 30, 2021 as compared to the same period in 2020. Our effective tax rates yielded a net expense of 21.5% and 19.9% for the three months ended September 30, 2021 and 2020, respectively.
For the three months ended September 30, 2021, the net effect of discrete items increased the effective tax rate by 1.3%. Excluding discrete items, our effective tax rate would have been 20.2% for the three months ended September 30, 2021.
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

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$567,632	$485,742	$81,890	17%
Operating expenses:
Cost of revenue	199,223	193,265	5,958	3%
Sales and marketing	142,273	114,872	27,401	24%
Product development	36,289	36,171	118	—%
General and administrative	96,335	83,761	12,574	15%
Total operating expenses	474,120	428,069	46,051	11%
Income from operations	93,512	57,673	35,839	62%
Other (expense) / income, net	(2,888)	(506)	(2,382)	*
Income before income taxes	90,624	57,167	33,457	59%
Provision for income taxes	15,627	11,280	4,347	39%
Net income	$74,997	$45,887	$29,110	63%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $81.9 million, or 17%, to $567.6 million in the nine months ended September 30, 2021 compared to the same period in 2020. On a constant currency basis, revenue increased approximately 15% in the nine months ended September 30, 2021, compared to the same period in 2020.
The Company’s E-commerce revenues increased by 20%, to $360.8 million in the nine months ended September 30, 2021, compared to the same period in 2020. On a constant currency basis, the Company’s E-commerce revenues increased by 18% in the nine months ended September 30, 2021, compared to the same period in 2020. During the nine months ended September 30, 2021, growth in our E-commerce sales channel was driven by increased subscriber revenue and revenue generated by our acquisitions of TurboSquid and PicMonkey, which were completed on February 1, 2021 and September 3, 2021, respectively.
The Company’s Enterprise revenues increased by 12%, to $206.8 million in the nine months ended September 30, 2021, compared to the same period in 2020. On a constant currency basis, the Company’s Enterprise revenues increased by 9% in the nine months ended September 30, 2021, compared to the same period in 2020. The Company has continued to execute on its strategy to respond to market trends including making updates to product offerings and continuously improving our platform. We believe these enhancements impacted our Enterprise sales operations during the period and were one of the drivers of the increased deferred revenue balance as of September 30, 2021.
In the nine months ended September 30, 2021 and 2020, we delivered 135.0 million and 134.2 million paid downloads, respectively, and our revenue per download was $4.11 and $3.60 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the increase in revenue per download was primarily due to changes in product mix.
Changes in our revenue by region were as follows: revenue from North America increased by $38.0 million, or 22%, to $210.5 million, revenue from Europe increased by $28.1 million, or 18%, to $187.4 million and revenue from outside Europe and North America increased by $15.8 million, or 10%, to $169.7 million, in the nine months ended September 30, 2021 compared to the same period in 2020.

Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $6.0 million, or 3%, to $199.2 million in the nine months ended September 30, 2021 compared to the same period in 2020. This increase was primarily driven by: (i) higher royalty expense and credit card fees, which are in line with the increase in revenue and paid downloads, and (ii) increased depreciation and amortization expense driven by our recent acquisitions. In addition, for the nine months ended September 30, 2020, cost of revenue includes severance charges of $1.2 million. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing.   Sales and marketing expenses increased by $27.4 million, or 24%, to $142.3 million in the nine months ended September 30, 2021 compared to the same period in 2020. As a percent of revenue, sales and marketing expenses increased to 25% for the nine months ended September 30, 2021, from 24% for the same period in 2020. The increase in sales and marketing expenses was primarily driven by (i) $17.0 million in higher marketing spend, and (ii) $9.1 million in higher employee-related costs, primarily related to commissions associated with increased enterprise billings. In addition, for the nine months ended September 30, 2021 and 2020, sales and marketing includes severance charges of $1.3 million and $1.7 million, respectively. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses increased by $0.1 million, to $36.3 million in the nine months ended September 30, 2021 as compared to the same period in 2020. This increase was primarily driven by higher non-cash compensation expense, attributable to certain performance-based awards, partially offset by a reduction in software and other IT-related costs, for the nine months ended September 30, 2021, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses increased by $12.6 million, or 15%, to $96.3 million in the nine months ended September 30, 2021 compared to the same period in 2020. This increase was primarily driven by: (i) $6.9 million in higher non-cash compensation expense, attributable to certain performance-based awards; (ii) $4.2 million in higher professional fees, which were impacted by transaction costs associated with our acquisitions of TurboSquid and PicMonkey, and (iii) $3.3 million in higher employee-related costs. These increases were partially offset by a $1.4 million decline in bad debt expense, and other reductions associated with ongoing vendor management initiatives.
Other (Expense) / Income, Net. During the nine months ended September 30, 2021, other (expense) / income, net substantially consisted of $3.0 million of unfavorable foreign currency fluctuations. During the nine months ended September 30, 2020, approximately $1.6 million of other (expense) / income, net consisted unfavorable foreign currency fluctuations, which was partially offset by $1.1 million of interest income. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.   Income tax expense increased by $4.3 million for the nine months ended September 30, 2021 as compared to the same period in 2020. Our effective tax rates for the nine months ended September 30, 2021 and 2020 were 17.2% and 19.7%, respectively.
For the nine months ended September 30, 2021, the effective tax rate decreased by 3.0% related primarily to windfall tax benefits associated with equity-based compensation. Excluding discrete items, our effective tax rate would have been 20.2% for the nine months ended September 30, 2021.
For the nine months ended September 30, 2020, the effective tax rate increased by 0.9% as a result of a loss jurisdiction with no tax benefit. Discrete item further increased the effective tax rate by 1.8%. Excluding these items, our effective tax rate would have been 17.0% for the nine months ended September 30, 2020.
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
See “Risks Related to the Coronavirus (“COVID-19”) Pandemic, The effect of the COVID-19 pandemic on our operations, and the operations of our customers, partners and suppliers, could have a material adverse effect on our business, financial condition, cash flows and results of operations” in Part I, Item 1A, “Risk Factors” in our 2020 Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents totaling $300.6 million which primarily consisted of bank balances and money market funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
Historically, our principal uses of cash have included funding our operations, capital expenditures, content acquisitions, business combinations and asset acquisitions that enhance our strategic position, cash dividend payments and share purchases under our share repurchase program. We plan to finance our operations and capital expenses largely through cash generated by our operations. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.
Dividends
We declared and paid cash dividends of $0.63 per share of common stock, or $23.0 million during the nine months ended September 30, 2021.
On October 18, 2021, our Board of Directors declared a quarterly cash dividend of $0.21 per share of outstanding common stock payable on December 16, 2021 to stockholders of record at the close of business on December 2, 2021. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of September 30, 2021, we have repurchased approximately 2.6 million shares of our common stock under the share repurchase program at an average per-share cost of $40.33. During the nine months ended September 30, 2021, we repurchased approximately 41,900 shares of our common stock at an average per share cost of $115.95. As of September 30, 2021, we had $95 million of remaining authorization for purchases under the share repurchase program.

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
During the nine months ended September 30, 2021, shares with an aggregate value of $21.3 million were withheld upon vesting of RSUs and paid in connection with related remittance to taxing authorities.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Future capital expenditures could relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure. See Note 13 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of September 30, 2021.
Cash Flows
The following table summarizes our cash flow data for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$161,858	$100,225
Net cash used in investing activities	$(242,407)	$(22,088)
Net cash (used in) / provided by financing activities	$(46,426)	$1,674
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
Net cash provided by operating activities was $161.9 million for the nine months ended September 30, 2021, compared to $100.2 million for the nine months ended September 30, 2020. In the nine months ended September 30, 2021, operating cash flows were favorably impacted from our increased operating income and changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. In addition, the nine months ended September 30, 2020 were impacted by $7.8 million in one-time payments associated with long-term incentives related to our 2017 acquisition of Flashstock.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 was $242.4 million, consisting primarily of (i) $181.8 million cash used in the acquisitions of TurboSquid and PicMonkey, net of cash acquired; (ii) $31.4 million cash used in the asset acquisitions of Pattern89, Inc., Datasine Limited and assets from Shotzr, Inc.; (iii) capital expenditures of $21.2 million for internal-use software and website development costs and purchases of software and equipment, and (iv) $7.9 million paid to acquire the rights to distribute certain digital content into perpetuity.
Cash used in investing activities in the nine months ended September 30, 2020 was $22.1 million, consisting primarily of capital expenditures of $20.3 million for internal-use software and website development costs and purchases of software and equipment, and $2.1 million paid to acquire the rights to distribute certain digital content in perpetuity.

Financing Activities
Cash used in financing activities in the nine months ended September 30, 2021 was $46.4 million, consisting primarily of (i) $23.0 million, related to the payment of the quarterly cash dividend; (ii) $21.3 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards, and (iii) $4.2 million in connection with the repurchase of common stock under our share repurchase program. These amounts were partially offset by approximately $2.0 million received from the issuance of common stock in connection with the exercise of stock options.
Cash provided by financing activities in the nine months ended September 30, 2020 was $1.7 million, consisting primarily of $23.2 million of proceeds from our stock offering on August 14, 2020, after deducting underwriting discounts, commissions and offering expenses paid, and approximately $0.6 million received from the issuance of common stock in connection with the exercise of stock options. These amounts were partially offset by $18.2 million, related to the payment of the quarterly cash dividend, and $3.9 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards.

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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $51.8 million. We are also party to a letter of credit as a security deposit for this leased facility in the amount of $1.7 million. As of March 31, 2020, the Company is no longer required to provide cash collateral for its letter of credit, and, accordingly, these funds are no longer restricted.
Additionally, as of September 30, 2021, aggregate undiscounted future minimum lease payments under other operating leases are approximately $6.8 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of September 30, 2021, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2021 and for the fiscal years ending December 31, 2022, 2023, 2024, 2025 and 2026 were approximately $21.5 million, $17.7 million, $12.7 million, $4.7 million, $2.1 million and $0.3 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-GAAP Financial Measures:	(in thousands)
Adjusted EBITDA	$44,400	$47,382	$153,882	$106,474
Adjusted net income	26,354	29,326	100,925	60,647
Free cash flow	$44,318	$57,041	$132,801	$85,600
Revenue growth on a constant currency basis	17%	3%	15%	1%

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
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

Net income	$16,029	$22,582	$74,997	$45,887
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	13,488	9,750	33,731	31,120
Non-cash equity-based compensation	8,743	8,285	26,639	17,681
Other adjustments, net(1)	1,749	1,168	2,888	506
Provision for income taxes	4,391	5,597	15,627	11,280
Adjusted EBITDA	$44,400	$47,382	$153,882	$106,474
Adjusted EBITDA margin	22.8%	28.7%	27.1%	21.9%
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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

Net income	$16,029	$22,582	$74,997	$45,887
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	8,743	8,285	26,639	17,681
Tax effect of non-cash equity-based compensation(1)	(2,055)	(1,947)	(6,260)	(4,155)
Acquisition-related amortization expense	4,754	531	7,253	1,613
Tax effect of acquisition-related amortization expense(1)	(1,117)	(125)	(1,704)	(379)
Adjusted net income	$26,354	$29,326	$100,925	$60,647

Adjusted net income per diluted common share	$0.70	$0.80	$2.71	$1.68
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

Reported revenue (in thousands)	$194,439	$165,227	$567,632	$485,742
Revenue growth	18%	4%	17%	—%
Revenue growth on a constant currency basis	17%	3%	15%	1%

E-commerce reported revenue (in thousands)	$121,707	$102,816	$360,822	$300,716
E-commerce revenue growth	18%	7%	20%	3%
E-commerce revenue growth on a constant currency basis	18%	6%	18%	3%

Enterprise reported revenue (in thousands)	$72,732	$62,411	$206,810	$185,026
Enterprise revenue growth	17%	(1)%	12%	(4)%
Enterprise revenue growth on a constant currency basis	15%	(1)%	9%	(4)%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition, and, with respect to the three months ended March 31, 2020, a payment associated with long-term incentives related to our 2017 acquisition of Flashstock.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

Net cash provided by operating activities	$54,642	$63,882	$161,858	$100,225
Capital expenditures	(5,830)	(6,311)	(21,167)	(20,277)
Content acquisitions	(4,494)	(530)	(7,890)	(2,107)
Payments related to long-term incentives related to acquisitions	—	—	—	7,759
Free Cash Flow	$44,318	$57,041	$132,801	$85,600

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35% for the nine months ended September 30, 2021 and 2020. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the nine months ended September 30, 2021, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$35,930	€30,333	$32,949	€28,940	$112,573	€94,876	$99,397	€60,095
British pounds	14,678	£10,681	12,439	£9,743	43,587	£31,802	35,916	£18,509
All other non-U.S. currencies(1)	14,261		12,567		42,290		35,770
Total foreign currency	64,869		57,955		198,450		171,083

U.S. dollar	129,570		107,272		369,182		314,659
Total revenue	$194,439		$165,227		$567,632		$485,742
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
We did not have any long-term borrowings as of September 30, 2021.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed several business combinations and asset acquisitions during 2021 and are in the process of integrating the acquired businesses into our overall internal control over financial reporting process.

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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2021, there were no material changes to these risk factors as described in our 2020 Form 10-K.

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

SHUTTERSTOCK, INC.

Dated: October 26, 2021	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: October 26, 2021	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)