Form 10-K
period 2021-12-31
Shutterstock, Inc.
filed 2022-02-10
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates was $2,303,919,923, based on the last reported sale price of the registrant’s common stock on that date.
On February 4, 2022, 36,357,198 shares of the registrant’s common stock were outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Form 10-K
For the Fiscal Year Ended December 31, 2021

PART I

FORWARD-LOOKING STATEMENTS
        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies, our competitive position and the COVID-19 pandemic. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aim,” “anticipates,” “believes,” “estimates,” “intends,” “plan,” “predict,” “project,” “seek,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.
        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Shutterstock Studios” and “Shutterstock Editor” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.    Business.
Overview
Shutterstock, Inc. (referred to herein as the “Company,” “we,” “our,” and “us”) is a leading global creative platform offering full-service solutions, high-quality content, and creative workflow solutions for brands, businesses and media companies. Our platform brings together content creators and contributors by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
Our key offerings include:
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
•3 Dimensional (“3D”) Models - consisting of 3D models, used in a variety of industries such as advertising, media and video production, gaming, retail, education, design and architecture, following our acquisition of TurboSquid, Inc. (“TurboSquid”) on February 1, 2021.
•Creative Design Software - consisting of our online graphic design and image editing platform. On September 3, 2021, we completed the acquisition of substantially all of the assets and assumption of certain liabilities from PicMonkey, LLC (“PicMonkey”).
In addition, in July of 2021, through our newly formed entity Shutterstock.AI, Inc. (“Shutterstock.AI”), we acquired Pattern89, Inc., Datasine Limited, and assets from Shotzr, Inc., three artificial intelligence (“AI”) entities that provide data driven insights and predictions about creative content’s propensity to perform through their AI platforms. Shutterstock.AI will commercialize the underlying metadata of our existing content library. In addition, with AI tools obtained from these acquisitions, we plan to develop predictive performance capabilities to help customers make more data-informed content decisions.
We believe that we benefit from scale and network effects between customers and contributors. We have managed to build a world class library of images, footage clips, music and 3D models, sourced from our vast network of contributors. Our extensive content library and contributor network enables us to attract a global and diverse customer base representing businesses of all sizes and from all major industries. Our robust content and rich database continue to attract more customers and draw more contributors, which enhances our network effects and global reach. We believe the success of this network effect is facilitated by the trust that users place in Shutterstock to maintain the quality and integrity of our branded marketplace, and our commitment to seamless integration into users’ creative workflows.
We believe that our licensing model and creative platform drive a high volume of download activity that in turn provides a high volume of search, download and other customer behavioral data that enables us to continuously improve the quality and accuracy of our proprietary search algorithms, including keyword, search localization and similar image identification, and encourages the creation and contribution of new content to meet our customers’ needs. We enable users to search and discover content to meet their unique needs by searching our collection and previewing our content alongside its propensity to perform and global utilization, at no cost prior to licensing. We also leverage, to the greatest extent possible, the global nature of our user interfaces and marketing efforts, including local languages, currencies and payment methods, and our effective use of current and emerging technology and marketing channels to attract and retain customers and contributors. We typically offer a royalty-free, non-exclusive license, and the processes we maintain to properly license content and the indemnification protections we provide allow individuals and businesses of all sizes, including media agencies, publishers, production companies and creative service providers, to confidently utilize such content for their unique commercial or editorial needs.
Our high-quality content is distributed to customers under the following brands: Shutterstock — our flagship brand, Bigstock, Offset, PremiumBeat and TurboSquid. Our Shutterstock brand includes various content types and offerings such as image, footage, editorial, music and studios. Bigstock maintains a separate content library tailored for creators seeking to incorporate cost-effective imagery into their projects. Our Offset brand provides authentic and exceptional content for high-impact use cases that require extraordinary images, featuring work from top assignment photographers and illustrators from around the world. PremiumBeat’s library of exclusive high-quality music tracks provides producers, filmmakers and marketers the ability to search handpicked production music from the world’s leading composers. TurboSquid operates a marketplace that offers more than one million 3D models and a 2 dimensional (“2D”) marketplace derived from 3D objects.
For customers seeking specialized solutions, Shutterstock Studios extends our offerings by providing custom, high-quality content matched with production tools and services at scale. Shutterstock Studios delivers end-to-end custom creative services providing data-driven content strategy and full-scale production for our customers. Shutterstock Editorial provides imagery and video content for the latest news, sports and entertainment, and Shutterstock Editorial also offers the Newsroom, for global breaking news, exclusives and archival content.
In addition to our content-driven solutions, we are committed to investing in applications and technology targeted at enhancing our customers’ workflow management needs and to enable efficient search capabilities. During 2021, we launched Catalog and Plan applications, which form the beginnings of Shutterstock’s Creative Flow, a suite of applications powered by creative insights designed to enhance creativity and encourage collaboration.
In addition to workflow applications, Shutterstock continues to invest in making it easier for customers to find the content they need, faster. Our efficient search capabilities include:
•Our Music Match Tool - an AI-powered search feature that allows customers to find the perfect song based on a song they already know. Enterprise customers searching for music for film and media projects can now access our Music Match Tool, enabling them to streamline their process for finding the right music for every project.
•Our robust search engine, with highly sophisticated search capabilities, leverages our AI based search algorithms to enhance the speed and curation of images, footage and audio files. We obtain a high volume of data generated from these user searches and content downloads, which enables us to continuously improve our search algorithms. Our behavioral and keyword data, along with our investments in technology and our experience in developing AI-based search algorithms, enable us to deliver a rich user experience by increasing the chances that our users can efficiently find the content they require.
Subsequent to our acquisition of PicMonkey in September 2021, we also offer our customers access to a leading online graphic design and image editing platform. This application enables creators of any skill level to design high-quality visual assets – from presentations, advertisements and logos, to business cards and banners – for an array of use cases, including digital marketing, advertising and social media posts. While some professional design applications require formal training, the integration of PicMonkey into Shutterstock will further empower our customers, regardless of their skill level or expertise, to create beautiful, best-in-class content with efficiency and ease in just a few clicks.
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
Customer sales are diversified across the following channels:
•E-commerce: The majority of our customers license content directly through our self-service web properties. Customers in our e-commerce sales channel have the flexibility to purchase a subscription-based plan that is paid on either a monthly or annual basis or to license content on a transactional basis. These customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.

•Enterprise: We also have a base of customers with unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from our API platform as well as access to Shutterstock Editorial, which includes our library of editorial images and videos and Shutterstock Studios, our offering which provides custom, high-quality content matched with production tools and services at scale. Our range of solutions, including the depth of our API integration, appeals to a broad and diverse customer base and enables us to adapt and evolve with the needs of our more high touch clients to deliver capabilities that embed deep within their workflows.
Revenues generated from each of the sales channels are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
E-commerce	$490,212	$412,521	$392,241
Enterprise	283,203	254,165	258,282
Total Revenue	$773,415	$666,686	$650,523
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
Our Customers
We serve a diverse array of customers across a variety of industries, organizational sizes and geographies. For the year ended December 31, 2021, over 2.0 million customers in more than 150 countries licensed revenue-generating content, with approximately 37%, 33% and 30% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Our top 25 customers in the aggregate accounted for less than 7% of our revenue in 2021. Our customers are typically classified among three categories, as follows:
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
•Small and Medium-Sized Businesses and Individual Creators.    Organizations of all sizes utilize creative content for a wide range of internal- and external-use communications such as websites, print and digital advertisements, merchandise, brochures, employee communications, newsletters, social media, email marketing campaigns and other presentations. These organizations and users vary in size and type of organization and include casual creatives ranging from sole proprietors to social media influencers.

As the use cases for our creative solutions expand, we believe our customers are seeking alternative means to consume our offerings. As a result, we have seen strong growth in customers purchasing monthly subscription products, including our suite of multi-asset subscriptions, launched in 2021. These multi-asset products are credit-based and enable customers to license images, footage and music in a single subscription. Our subscriptions provide for either a fixed number of content licenses or credits that may be used to download content during the month. Our subscription-based pricing model makes the creative process easier because customers can download content in our collection for use in their creative process without incremental costs, which provides greater creative freedom and helps improve work product. In addition, customers may also purchase licenses through other contractual plans where the customer commits to buy a predetermined quantity of content licenses that may be downloaded over a period of time, generally between one month to one year. For users who need less content, individual content licenses may also be purchased on a transactional basis, paid for at the time of download.
Customers that purchase one of our monthly recurring products for a continuous period of at least three months are considered subscribers. Our number of subscribers and our subscriber revenue have grown by 22% and 14%, respectively, as of and for the three months ended December 31, 2021 compared to December 31, 2020 (excluding PicMonkey and TurboSquid). Subscriber growth has outpaced subscriber revenue growth due to the popularity and expansion of our smaller subscription plans, but we expect this relationship to evolve as changes in product mix occur. Our quarterly number of subscribers and subscriber revenue are as follows:

Content Contributors and Content Review Process
Our collection of content is provided by a community of contributors from around the world and is vetted through our proprietary technology and by a specialized team of reviewers to ensure that it meets our standards of quality and licensability. Whether photographers, videographers, illustrators, designers or musicians, our community of more than 2.0 million approved contributors as of December 31, 2021 ranges from part-time enthusiasts to full-time professionals. The content contributed by our five highest-earning contributors was together responsible for less than 6% of downloads in 2021, demonstrating the depth and diversity of our contributor population.
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
We evaluate submissions based on certain technical and legal criteria to ensure we maintain the quality and integrity of our content library, including whether applicable releases have been obtained, whether third-party intellectual property is excluded, and seeking to minimize other technical concerns such as excess noise or focus issues. As of December 31, 2021, over 625 million images and footage clips have been submitted from verified contributor accounts. For each content submission that is not approved during the review process, we notify the contributor by email with an explanation why the image was not published, including guidance on our standards and insight into customers’ expectations. We believe that this feedback is valuable to contributors and enhances the quality of future content submissions as well as our customers’ experience.
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
Our customer-facing software enables users to search the millions of images, vectors, illustrations, footage, music tracks and 3D models available in our collection or request custom branded content and then select, organize, pay for, license and download the content that suits their individual needs. Our search platform evolves automatically based on our own 1st party behavioral data, with each search and download that a user performs on our platform providing our search engine with additional information to improve search results in subsequent queries. We consider the data that we have collected and the search technology that it powers to be an important proprietary asset and competitive advantage that allows us to provide exceptional service to our customers and enable our business. We continuously invest in the localization of our creative platform across many countries and regions, allowing customers to search and make purchases in a variety of languages and currencies. We also maintain an API driven infrastructure, enabling integration of our content platform with various other software tools and services, which enables businesses, and their customers, to gain access to our content without leaving their platform.
Further, we have continued to build and launch innovations to the customer experience. Through Shutterstock.AI, we acquired Pattern89, Inc., Datasine Limited, and assets from Shotzr, Inc., three artificial intelligence entities that provide data driven insights through their artificial intelligence platforms. With these three acquisitions, Shutterstock.AI plans to develop its own predictive performance capabilities to help creatives and customers accomplish their goals by making more data-informed content decisions. Shutterstock is helping solve our customers' problems by expertly navigating the availability of content. By developing predictive creative AI models and leveraging cutting edge technology, Shuttertstock.AI plans to help customers make more informed content choices and provide more confidence about the performance of what they produce.
In addition to our predictive performance capabilities, Shutterstock continues to invest in making it easier for customers to find the right music they need, faster. Our Music Match Tool, also launched in 2021, is an AI-powered search feature that allows customers to find the perfect song based on a song they already know. Enterprise customers searching for music for film and media projects can now access our Music Match Tool, enabling them to streamline their process for finding the right music for every project.
We are also committed to investing in applications and technology targeted at enhancing our customers’ project management needs and to enable efficient search capabilities. During 2021, we launched Catalog and Plan applications, which form the beginnings of Shutterstock’s Creative Flow, a suite of applications powered by creative insights designed to enhance creativity and encourage collaboration. These workflow solutions include:
•Our Catalog application allows Enterprise customers to centralize access to content anytime, and anywhere. With Catalog, customers can tag, organize, comment on and approve content together, as well as share content across departments, companies, and time zones.
•Our Plan application is a single content plan and calendar for teams and clients to access, fostering real-time collaboration. Plan enables quick access to collections of content, and keeps teams organized, on the same page, and confident in what they are creating.
We also develop and continuously invest in contributor-facing web properties, which operate in 21 languages and enable individuals and creative professionals to become contributors, upload and tag content, receive feedback on their submissions from our review team, see reports on earnings and payouts, and participate in online discussion forums with other contributors, among other activities. We have also developed proprietary tools to enable our contributors to improve their success on our web properties, including our keyword trends tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time, which, in turn, allows contributors to anticipate demand and generate content that customers may want to license. Our contributor-facing web properties are powered by proprietary technology which supports a content review system that allows our review team to efficiently and effectively review content submissions. Our combination of proprietary technology and large-scale datasets allows us to deliver value to our users and enhances their experience on our platform, which drives growth on our marketplace.
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
Marketing
An important driver of our growth is customer acquisition, which we achieve primarily through online marketing efforts, TV campaigns and directly through our sales force. Online marketing includes paid search, online display advertising, print advertising, trade shows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. This spend considers, among other things, the blended average customer lifetime value across our various purchase options so we can manage customer acquisition costs and aim to achieve targeted returns.

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
We own a portfolio of trademarks, including “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Shutterstock Studios,” “Shutterstock Editor” and associated logos. We will pursue additional trademark registrations to the extent that we create any additional material and registrable trademarks or logos. We are the registered owner of a variety of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com, rexfeatures.com, turbosquid.com and picmonkey.com internet domain names and various other related domain names. We have successfully recovered infringing domain names in the past and intend to continue to enforce our rights in the future. We also own copyrights, including certain content on our web properties, publications and designs, as well as patents, including with respect to our display systems and search capabilities. These intellectual property rights are important to our business and marketing efforts. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. With respect to our trademarks, trade names and patents, laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be canceled or invalidated if challenged by others based on certain use requirements or other limited grounds. We believe the duration of our patents is adequate, relative to the expected lives of our products.
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
In addition, from a taxation perspective, there are applicable and potential government regulatory matters that may impact us. In particular, certain provisions of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) have had and will continue to have a significant impact on our financial position and results of operations. The TCJA continues to be subject to further regulatory interpretation and technical corrections by the U.S. Treasury Department and the I.R.S. and therefore, the full impact of the TCJA on our tax provision may continue to evolve. Further, we continue to remain subject to uncertainty related to foreign jurisdictions’ potential reactions to the TCJA, as well as evolving regulatory views and legislation regarding taxation of e-commerce businesses such as the Organization for Economic Cooperation and Development (“OECD”) Base Erosion and Profit Shifting (“BEPS”) proposals and other country specific digital tax initiatives. As these and other tax laws and related regulations continue to evolve, our financial results could prospectively be materially impacted.
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
Human Capital
The Company and its consolidated subsidiaries have 1,148 full-time employees as of December 31, 2021, as compared to 967 as of December 31, 2020. Approximately 68% of our global workforce is located in North America and 27% are located in Europe with the remainder located in the rest of the world. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Italy, Canada, France and Brazil, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and / or termination requirements. We consider our employee relations to be satisfactory. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists and other technical staff.
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
Our Diversity, Equity, and Inclusion (“DEI”) goal is to build a workforce, contributor network and content library that is representative of the diverse global community we serve. We have a long-term commitment to creating an inclusive culture, embedding DEI throughout our recruiting and retention efforts and promoting representation and inclusion throughout our platform. In 2021, we focused on building leaders' and managers' cultural competency and inclusive leadership skills, as well as increasing our access to a diverse pipeline of talent. In addition, we focused on increasing the number of historically excluded contributors in our network through our Create Fund program. In addition, we have eight employee resource groups that partner with our DEI team to help raise awareness about inclusion and advocate for various historically excluded groups.
During the COVID-19 pandemic, our commitment to our employees has been put into action. One of the principles that has guided and continues to guide our decision-making during the COVID-19 pandemic is to safeguard the health of our employees. We are following all local and national government guidance in implementing mandatory work-from-home policies and in March 2020, our global workforce effectively transitioned to working remotely. While we re-opened certain office spaces by the end of 2020, in order to ensure the safety of our employees, our voluntary work-from-home program has been extended through March 2022. For those employees who voluntarily elect to work from the office (where local law and public health authorities permit offices to operate), we have taken steps to ensure their safety, including providing training, deep cleaning our facilities on a regular basis, installing hand sanitizer stations, providing face masks, installing plexi-glass where appropriate, encouraging hygiene practices advised by health authorities, implementing social distancing policies and restricting business travel and site visitors. We continue to enhance our practices to remain aligned with federal, state, local and international regulations and guidelines.

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
Risk Factors Summary
Risks Related to the Coronavirus (COVID-19) Pandemic
•The effect of the COVID-19 pandemic on our operations, and the operations of our customers, partners and suppliers, has had and could have a material adverse effect on our business, financial condition, cash flows and results of operations, and the extent to which the pandemic will have a continued impact remains uncertain.
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
•Our marketing efforts to acquire new, and retain existing customers may not be effective or cost-efficient, and may be affected by external factors beyond our control.
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
•Income tax laws or regulations could be enacted or changed and existing income tax laws or regulations could be applied to us in a manner that could increase the costs of our products and services, which could harm our financial condition and results of operations.
•Our operations may expose us to greater than anticipated withholding, sales and transaction tax liabilities, including VAT, which could harm our financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
•Our operating results may fluctuate, which could cause our results to fall short of expectations and our stock price to decline.
•Our stock price has been and will likely continue to be volatile.
•Jonathan Oringer, our founder and Executive Chairman of the Board, owns and controls approximately 33.1% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
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

Risks Related to the Coronavirus (COVID-19) Pandemic
The effect of the COVID-19 pandemic on our operations, and the operations of our customers, partners and suppliers, has had and could have a material adverse effect on our business, financial condition, cash flows and results of operations, and the extent to which the pandemic will have a continued impact remains uncertain.
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued fluctuation in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. Despite recent developments of vaccines, the duration and severity of COVID-19 and possible mutations and the degree of its impact on our business is uncertain and difficult to predict. The continued spread of the outbreak could result in one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: decreased business spending by our customers and prospective customers, reduced demand for our products, lower renewal rates by our customers; increased customer losses/churn and turnover of talent; increased challenges in or cost of acquiring new customers and talent; reduction in the amount of content uploaded by our contributors and/or reduction in the number of contributors on our site because of reduced royalties earned by our contributors; inability of our Custom contributors and editorial photographers to complete assignments because of travel and in-person event restrictions; increased competition; increased risk in collectability of accounts receivable; reduced productivity due to remote work arrangements; lost productivity due to illness and/or illness of family members; inability to hire key roles; adverse effects on our strategic partners’ businesses; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; business continuity concerns for us and our third-party vendors; inability of counterparties to perform under their agreements with us; increased risk of vulnerability to cybersecurity attacks or breaches resulting from a greater number of our employees working remotely for extended periods of time; and challenges with Internet infrastructure due to high loads. If we are not able to respond to and manage the potential impact of such events effectively, our business could be harmed.
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
In addition, the overall uncertainty regarding the economic impact of the COVID-19 pandemic and the impact on our revenue growth, could impact our cash flows from operations and liquidity. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Material changes to our cash flows, liquidity and the volatility of the stock market and our stock price could impact our capital allocation strategy, including our quarterly dividend program and our outstanding authorization under our stock repurchase program.

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
Maintaining and promoting awareness of our platform and services is important to our ability to attract and retain customers. We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers. For example, in 2021, 2020 and 2019 our marketing expenses were approximately $112.9 million, $81.2 million and $102.3 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search engine portals. Our primary marketing efforts currently are search engine marketing (“SEM”), search engine optimization (“SEO”), affiliate marketing and display advertising, as well as, social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.
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
Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, footage represents significantly more data as compared to a still image, and if the proportion of our business related to footage licensing and our footage library continues to grow, we will need to expand and enhance our technological capabilities to ingest, store and search footage and music tracks in ways that are similar to our management of images. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow website or application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure supporting our customer and contributor facing web properties and software platforms and to evolve our information processes and computer systems to more efficiently run our business and remain competitive. For example, in 2021, 2020 and 2019 our product and development costs (which exclude costs that are capitalized related to internal-use software development projects), were approximately $52.0 million, $46.0 million and $57.2 million, respectively, and may continue to increase in the future as we continue to innovate. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be harmed.

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
Historically, our operations have been focused on our marketplace for content. Further expansion of our operations and our marketplace into additional content categories, such as Shutterstock Editorial, or into new products and services, such as Shutterstock Studios, an end-to-end custom creative shop, our creative flow applications, such as Catalog and Plan, creative editing software and our predictive performance functionality, involves numerous risks and challenges, including increased capital requirements, increased marketing spend to gain brand awareness of these new operations, potential new competitors, and the need to develop new contributor and strategic relationships. Growth into additional content, product and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such content, products and services to offset the costs of developing, acquiring, managing and monetizing such content, products and services and our business may be adversely affected.
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
Our future profitability will depend in part on our continued ability to grow our revenues. In future periods, our revenue could grow more slowly than in recent periods or further decline for many reasons, including any increase in competition, reduction in demand for our products, inability to introduce new products or enhance our existing product offerings, pricing pressures, contraction of our overall market or our failure to capitalize on growth opportunities. In addition, while we plan to manage our growth in a cost-effective manner, we expect expenses to increase in the near term, particularly as we continue to make significant investments in our technology and operational infrastructure, continue to expand our operations globally and develop new products and features for, and enhancements of, our existing products. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition. If our growth rate declines further, investors’ perceptions of our business may be adversely affected, and the trading price of our common stock could decline.
If we do not effectively expand, train, manage changes to, and retain our sales force, we may be unable to add new customers or increase sales to our existing customers, and our revenue growth and business could be adversely affected.
Customers in our Enterprise sales channel provided approximately 37%, 38% and 40% of our revenues in 2021, 2020 and 2019, respectively. These customers have unique content, licensing and workflow needs and we have a dedicated sales, service and research team to provide a number of enhancements to those customers’ creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform. We have been optimizing our sales team and refining the manner in which our products and services are sold through this channel. However, we are continuing to build our sales leadership team and sales strategy. We also periodically adjust our sales organization as part of our efforts to optimize our sales operation to grow revenue.
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
In the last several years, we have continued to experience revenue growth and may continue to experience such growth in the future. For example, our revenues increased from $650.5 million in 2019 to $666.7 million in 2020 and to $773.4 million in 2021. Our continued growth has placed significant demands on our management and our administrative, operational and financial infrastructure and our success will depend in part on our ability to manage this growth efficiently. Specifically, as our operations have grown in size, scope and complexity, we have made and expect to continue to make significant expenditures and allocate valuable management resources to improve and upgrade our technology, customer service, sales and marketing infrastructure and product offerings, including new product offerings, and to continue developing or acquiring new and relevant content and product offerings. Growth may also strain our ability to maintain reliable operation of our platform, enhance our operational, financial and management controls and reporting systems and recruit, train and retain highly skilled personnel. If we fail to effectively allocate our limited resources within our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition may suffer.
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
Our revenue generated through sales to enterprise customers represented approximately 37% of our total revenue for the year ended December 31, 2021 and approximately 38% of our total revenue for the year ended December 31, 2020. A portion of these customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. Further, in certain jurisdictions, we contract with third-party resellers that may collect payment from customers and remit such payment to us. Therefore, we are subject to the third-party resellers’ ability to collect and remit payment to us. We evaluate the credit-worthiness of new customers and resellers and perform ongoing financial condition evaluations of our existing customers and resellers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2021, our allowance for doubtful accounts was $1.9 million. If the volume of sales to enterprise customers grows, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms or through resellers.
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
We rely upon third-party service providers, such as cloud service providers, for our application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for computing storage resources, and our reliance on these third-parties can be expected to increase as we expand our infrastructure in the future. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although our use of distributed systems enables us to provide rapid content delivery to our customers and is intended to mitigate the risks associated with supporting business continuity in the event of an emergency, a system disruption at a third-party hosting service provider could result in a noticeable disruption and performance degradation to our websites.
Further, our technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions, vulnerabilities and malware (including viruses and malicious software), software errors, computer denial-of-service attacks and other events. A number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. Our technology infrastructure may fail or be vulnerable to damage or interruption because of actions by third parties or employee error or malfeasance. We may not carry business interruption insurance sufficient to protect us from any and all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. Despite any precautions we may take, such problems could result in, among other consequences, a loss of customers, loss of confidence in the stability and reliability of our platform, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.
Technological interruptions that impair access to our web properties or the efficiency of our marketplace could harm our reputation and brand and adversely affect our business and results of operations.
The satisfactory performance, reliability and availability of our web properties and our network infrastructure are critical to our reputation, our ability to attract and retain customers and contributors to our platform and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We have in the past experienced, and may in the future experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, malware (including viruses and malicious software), telecommunication and other network failures, power failures, programming errors, undetected bugs, design faults, data corruption, denial-of-service attacks, poor scalability or network overload from an overwhelming number of visitors trying to reach our websites at the same time. Even a disruption as brief as a few minutes could have a negative impact on our marketplace activities and could result in a loss of revenue.
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
We currently provide content licensing to customers in more than 150 countries and license content from contributors located in over 100 countries. In connection with providing content licensing, we collect, store, process and use our customers’ and contributors’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. We also collect, store, process, transmit and use our employees’ personally identifiable information and other data in connection with their employment. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to or misuse this information. There have been a number of reported incidents where third-party service providers or partners have used software to access the personal data of their customers’ or partners’ customers for marketing and other purposes. Our privacy policies and practices prohibit such activities, but our third-party service providers or partners may nevertheless engage in such activity without our knowledge or consent. If we or our third-party service providers or partners were to experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without authorization, our brand and reputation could be adversely affected, use of our products could decrease, we could experience business interruption and we could be exposed to a risk of loss, litigation and regulatory proceedings. Depending on the nature of the information compromised in a cybersecurity incident, data breach or disruption or unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, we may also have obligations to notify customers, contributors, employees or governmental bodies about the incident and we may need to provide some form of remedy and compensation for the individuals affected. Complying with these obligations could cause us to incur substantial costs, including compliance, crisis management and remediation costs, and receive negative publicity. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access or failure of systems.
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
Several other foreign jurisdictions, such as Brazil, where a General Data Privacy Law that imposes detailed rules for the collection, use, processing and storage of personal data in Brazil was signed into law in August 2018 and took effect in 2020, with enforcement beginning in August 2021; and India, where in July 2018 a committee formed by the Indian government issued a report and draft data protection bill that was updated in December 2019 by the Ministry of Electronics and Information Technology and remains subject to continuing joint parliamentary review, have adopted or are considering adopting new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals. Similarly, data privacy laws have been enacted in a number of jurisdictions, including, but not limited to, the European Union, Illinois and California, which regulate the collection of certain biometric data regarding individuals, including their facial images, and the use of such data, including in facial recognition systems. Private and class plaintiffs have successfully asserted claims in settled litigation relating to the processing and storage of photographs under biometric privacy laws. Similar laws have also been introduced in several additional states. We have entered into certain contractual agreements that may implicate or make use of such technology. Such laws may have the effect of adversely impacting our ability to grow our business in that area. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.
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
As a global technology business, we and our third-party service providers collect and maintain confidential information and personal data about our employees, customers, contributors and other third parties, in connection with marketplace-related processes on our websites and, in particular, in connection with processing and remitting payments to and from our customers and contributors, and we are therefore exposed to security and fraud-related risks, which are likely to become more challenging as we expand our operations. We also rely heavily on our networks, and on the networks of third-party service providers for the secure storage, processing and transmission of confidential and other information and generally to conduct our business. Although we maintain security features on our websites and utilize encryption and authentication technology, our cybersecurity measures may not detect or prevent all attempts, whether intentional or unintentional, to hack our systems, denial-of-service attacks, malware (including viruses and malicious software), break-ins, phishing attacks, ransomware, other social engineering attacks, cybersecurity breaches or other attacks and disruptions that may jeopardize our networks and the security of information stored in and transmitted by our networks and websites.
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
Although cybersecurity and the continued development and enhancement of the processes, practices and controls that are designed to protect our systems, computers, software, data and networks from attack, damage, disruption or unauthorized access are a high priority for us, because the techniques used to attack, damage, disrupt or obtain unauthorized access are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, our efforts may not be enough to anticipate or prevent a party from circumventing our security measures, or the security measures of our third-party service providers, and accessing and misusing the confidential or personal information of our employees, customers and contributors and / or our networks. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. We may also be required to expend significant capital and other resources to protect against such cybersecurity incidents to alleviate problems caused by such incidents. While we continually work to safeguard our internal network systems and validate the security of our third-party providers, to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or cybersecurity breaches. Any actual or perceived breach or the perceived threat of an attack or breach, could cause our customers, contributors and other third parties to cease doing business with us, or subject us to lawsuits, regulatory fines, criminal penalties, statutory damages, and other costs, including for provision of breach notices and credit monitoring to our customers, and other action or liability, and could lead to business interruption, any of which could harm our reputation, business, financial condition, results of operations and stock price.
Failure to protect our intellectual property could substantially harm our business and operating results.
We regard our patents, trade secrets, trademarks, copyrights and our other intellectual property rights as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and non-disclosure agreements and other contractual restrictions to protect our proprietary rights. We have registered “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Shutterstock Studios” and “Shutterstock Editor” and associated logos and other marks as trademarks in the United States and other jurisdictions and we are the registered owner of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com rexfeatures.com, turbosquid.com and picmonkey.com internet domain names and various other related domain names. Effective intellectual property protection for our trademarks and domain names may not be available or practical in every country in which we operate or intend to operate.

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
Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software. Such “open source” software may be subject to third-party licenses that impose restrictions on our software and services. Examples of “open source” licenses include the GNU General Public License and GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the way these licenses may be interpreted and enforced is therefore subject to some uncertainty. If portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business. If an author or other third-party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services. The use of open source software can also carry security risks arising from unknown vulnerabilities that can be exploited by malware in unanticipated ways, which can lead to disruption and / or harm to operations and protected data.
Catastrophic events or other interruptions or failures of our information technology systems could hurt our ability to effectively provide our products and services, which could harm our reputation and brand and adversely affect our business and operating results.
Our third-party service providers, including cloud service providers could be disrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, malware (including viruses and malicious software), physical or electronic break-ins and other similar events or disruptions. Our principal executive offices are located in New York City, a region that has experienced acts of terrorism in the past. Any one of these events could cause system interruption, delays and loss of critical data and could prevent our websites, e-commerce platform and infrastructure from functioning effectively, if at all. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages. Any insufficiency in our redundancy or disaster recovery capabilities could make our products and service offerings less attractive, subject us to liability and could be harmful to our business. In addition, we may have inadequate insurance coverage to compensate for any related loss. Any of these events could damage our reputation and cause a material adverse effect on our financial condition.

Risks Related to our International Operations
Our international operations and our continued expansion internationally expose us to many risks.
Revenues derived from customers outside of the United States comprise a significant portion of our revenues and we seek to expand our international operations to attract customers and contributors in countries other than the United States as a critical element of our business strategy. For each of the years ended December 31, 2021, 2020 and 2019, approximately two-thirds of our revenue, respectively, was derived from customers located outside of the United States. Our ability to expand our business and attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we fail to deploy, manage or oversee our international operations successfully, our business may suffer.
Our international presence exposes us to additional risks, including risks associated with:
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
In 2021, sales to customers in the U.K. accounted for approximately 8% of our total revenue and sales to customers in Europe, including the U.K., accounted for approximately 33% of our total revenue. The impact of Brexit on our business will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. It is possible that economic activity in the U.K. and the E.U. will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. Such changes could be costly and potentially disruptive to our operations and business relationships in these markets. In addition, Brexit could lead to economic uncertainty and instability, including significant volatility in global stock markets and currency exchange rates, that may adversely impact our business or that of our customers. Currency volatility could weaken the British pound, decreasing income from our U.K. operations translated to dollars as well as decreasing the profitability of our U.K. operations. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
We are subject to foreign exchange risk.
As of December 31, 2021, we had operations based in a number of territories outside of the United States and a significant portion of our business may be transacted in currencies other than the U.S. dollar, including the euro, the British pound, the Australian dollar and the Japanese yen. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro, British pound, Australian dollar, Japanese yen and other currencies against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances.
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
Income tax laws or regulations could be enacted or changed and existing income tax laws or regulations could be applied to us in a manner that could increase the costs of our products and services, which could harm our financial condition and results of operations.
We believe that our worldwide provision for income taxes is reasonable, but our ultimate tax liability may differ from the amounts recorded in our financial statements. Any additional income tax liability may have a material adverse effect on our financial results in the period or periods for which such determination is made. We have established reserves for such additional income tax liabilities as we believe are appropriate. However, there can be no assurance that our ultimate income tax liability will not exceed those reserves.
Tax law and regulatory changes in the U.S., the E.U. and other jurisdictions, including tax law and regulatory changes that may be enacted by the U.S. federal and state governments or as a result of tax policy recommendations from organizations such as the Organization for Economic Co-operation and Development (the “OECD”), have and may continue to have an impact on our financial condition and results of operations.
Specifically, the enactment of the TCJA has had and may continue to have a significant effect on our financial statements. Certain provisions of the TCJA are likely to be amended by future legislation or, by their terms, are scheduled to change or expire on specified dates. In addition, questions remain regarding the interpretation and implementation of the TCJA. Potential regulatory or legislative action to address questions under the TCJA and changes in accounting standards for income taxes or related interpretations in response to the TCJA could cause uncertainty regarding the effect of the TCJA on our provision for income taxes. Moreover, foreign jurisdictions and administrative bodies that have raised concerns about certain provisions of the TCJA might formally challenge those provisions or adopt legislation contrary to those provisions. Such a response could eliminate or reduce the benefits that we have derived or may derive from the TCJA.

Fiscal authorities in many foreign jurisdictions have increased their scrutiny of the potential taxation of e-commerce businesses. On October 8, 2021, the OECD announced that over 130 countries had reached a two-pillar agreement to address tax challenges presented by the digitalization of the global economy. Pillar One would require the largest and most profitable multinational enterprises to allocate a portion of their profits to markets where they derive revenue, regardless of whether they maintain a physical presence in those markets. Initially, the profit allocation rule would apply only to multinational enterprises with more than €20 billion in global annual revenues and a profit margin above 10%. The revenue threshold would be reduced to €10 billion beginning seven years after the effective date of Pillar One. Pillar Two would subject multinational enterprises with annual revenue of more than €750 million to a global minimum tax at a rate of 15%. Based on current US tax law, there exists disparity between the US minimum tax under GILTI and the proposed Pillar Two framework. On December 20th the OECD published detailed model legislation for the Pillar Two project, to assist in the implementation of a landmark reform to the international tax system. The participating countries are expected to implement the agreement by entering into a multilateral convention and enacting domestic legislation by 2023. Such legislation could increase our global effective tax rate and have a material effect on our financial position and results of operations.
To prevent double taxation as a result of the profit allocation rule, the multilateral convention would require the removal of all existing digital services taxes and prohibit the introduction of new digital services taxes. Until the convention is adopted, however, countries that had previously enacted a digital services tax, may continue to impose their tax. The imposition of digital services taxes may have a material effect on our financial condition and results of operations.
Our operations may expose us to greater than anticipated withholding, sales and transaction tax liabilities, including VAT, which could harm our financial condition and results of operations.
We are subject to non-income taxes, including withholding, sales, use and value added taxes, in various jurisdictions in which we conduct business. Fiscal authorities in one or more of those jurisdictions may contend that our tax liabilities or our obligations to remit transactional taxes are greater than in prior taxable periods and more than anticipated relative to future taxable periods. Significant judgment is required in determining our exposure for non-income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Certain jurisdictions in which we do not collect withholding, sales, use, value added or other taxes on our sales or assess use tax on our purchases may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect or remit such taxes in the future.
We continue to evaluate the impact, if any, of the imposition of sales tax on customer demand for our products and results of operations. Recent legislation, including the decision in the matter of South Dakota v. Wayfair, Inc., has, and will continue to, significantly increase the effort, resources and costs associated with the collection and compliance burden for sales tax.
The prospective taxation by multiple jurisdictions of e-commerce businesses could also subject us to exposure to withholding tax, sales tax, VAT and other transaction taxes on our past and future transactions in jurisdictions in which we currently are, or in the future may be, required to report taxable transactions. A successful assertion by a jurisdiction that we failed to pay such taxes, or the adoption of new laws requiring the registration for, collection of, and payment of such taxes, could result in substantial tax liabilities related to past, current and future sales, create increased administrative burdens and costs, discourage customers from purchasing content from us, or otherwise substantially harm our business and results of operations. We are currently subject to and in the future may become subject to additional compliance requirements for certain of those taxes. Where appropriate, we have made accruals for those taxes, which are reflected in our consolidated financial statements. Changes in the estimates or assumptions underlying those accruals could have an adverse effect on our financial condition.

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
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since 2015, the reported high and low sales prices per share of our common stock have ranged from $25.44 to $128.36 through February 4, 2022. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price at which they purchased such shares.
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
Jonathan Oringer, our founder and Executive Chairman of the Board, owns and controls approximately 33.1% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
As of February 4, 2022, Jonathan Oringer, our founder, Executive Chairman of the Board, and our largest stockholder, beneficially owned approximately 33.1% of our outstanding shares of common stock. This concentration of ownership may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Mr. Oringer, regardless of the impact of such transaction on our other stockholders. Additionally, Mr. Oringer has significant influence over management and major strategic investments as a result of his position as Executive Chairman of the Board.
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
Pursuant to our share repurchase program which was publicly announced in November 2015, we were authorized to repurchase up to $100 million of our outstanding common stock. In February 2017, our Board authorized us to repurchase up to an additional $100 million of our outstanding common stock. We had approximately $73 million and $66 million of remaining authorization for purchases under the share repurchase program as of December 31, 2021 and February 4, 2022, respectively. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors and we may not repurchase any shares under this authorization. This activity could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Our board has the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Additionally, repurchases under our share repurchase program have diminished and would continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value, as the market price of our common stock may nevertheless decline.
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
As of February 4, 2022, we had 36,357,198 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
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
Beginning in 2020, we have paid a quarterly dividend and currently expect to declare and pay cash dividends on a quarterly basis in the future. Any future dividend payments, however, will be within the discretion of our Board of Directors and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not have sufficient liquidity in the future to pay dividends on our common stock. As a result, in the future, we may not choose to, or be able to, declare or pay a cash dividend, and we may not achieve an annual dividend rate in any particular amount. In such event, the return, if any, on any investment in our common stock could depend solely on an increase, if any, in the market value of our common stock.
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
Also, the TCJA amended Section 162(m) of the U.S. federal income tax code (“Section 162(m)”), which provides that public companies are not entitled to a tax deduction for individual compensation over $1 million that is paid to certain executive officers. Prior to the amendment under the TCJA, Section 162(m) provided an exception to the deductibility limitations for “performance-based compensation” that met certain requirements. As amended, beginning in 2018, except for certain grandfathered arrangements in place prior to November 2, 2017 under the amendment’s transition rules, Section 162(m) no longer includes an exception to the limitations for “performance-based compensation” and expands the group of executive officers covered by the limitation. Further, the American Rescue Plan Act was signed into law on March 11, 2021, and added a new subsection to Section 162(m) of the Internal Revenue Code to expand the application to an additional five most highly compensated individuals. The expansion of Section 162(m) coverage is effective for tax years beginning after December 31, 2026.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support, technology services and customer service under operating lease agreements that expire on various dates during the period from 2022 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased with cash.
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
Stockholders
As of February 4, 2022, there were 3 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the year ended December 31, 2021.
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
Issuer Purchases of Equity Securities
The table below presents shares of our common stock which we acquired during the three months ended December 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2021	63,000	$119.61	63,000
November 1 - 30, 2021	62,800	119.30	62,800
December 1 - 31, 2021	66,000	110.35	66,000
	191,800	$116.32	191,800	$72,833,453
_______________________________________________________________________________
(1) We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by our Board of Directors. In October 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock, and in February 2017, our Board of Directors approved an increase to the share repurchase program, authorizing us to repurchase an additional $100 million of our outstanding common stock. As of December 31, 2021, $72.8 million remained available for purchase under this authorization.
Note:    During the third quarter of 2021, we acquired 41,900 shares at an average price per share of $115.95.

Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Performance Graph
The graph below matches Shutterstock, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Internet Software & Services Select index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2016 to 12/31/2021.

	12/2016	12/2017	12/2018	12/2019	12/2020	12/2021

Shutterstock, Inc.	100.00	90.55	80.21	95.52	162.09	252.80
NYSE Composite	100.00	118.73	108.10	135.68	145.16	175.18
S&P Software & Services Select Industry	100.00	128.04	139.67	189.86	289.96	313.09

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved.

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

Overview and Recent Developments
Shutterstock is a leading global creative platform offering full-service solutions, high-quality content, and creative workflow solutions for brands, businesses and media companies. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
Our key offerings include:
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
•3 Dimensional (“3D”) Models - consisting of 3D models, used in a variety of industries such as advertising, media and video production, gaming, retail, education, design and architecture, following our acquisition of TurboSquid, Inc. (“TurboSquid”) on February 1, 2021.
•Creative Design Software - consisting of our online graphic design and image editing platform. On September 3, 2021, we completed the acquisition of substantially all of the assets and assumption of certain liabilities from PicMonkey, LLC (“PicMonkey”).
For customers seeking specialized solutions, Shutterstock Studios extends our offerings by providing custom, high-quality content matched with production tools and services at scale. Shutterstock Studios delivers end-to-end custom creative services providing data-driven content strategy and full-scale production for our customers. Shutterstock Editorial provides imagery and video content for the latest news, sports and entertainment, and Shutterstock Editorial also offers the Newsroom, for global breaking news, exclusives and archival content.
In addition, in July 2021, through our newly formed entity Shutterstock.AI, Inc. (“Shutterstock.AI”), we acquired Pattern89, Inc., Datasine Limited, and assets from Shotzr, Inc., three artificial intelligence entities that provide data driven insights through their artificial intelligence platforms. Shutterstock.AI will commercialize data assets within our content library and enable companies to grow their capabilities in computer vision and content insights. In addition, with artificial intelligence tools obtained from these acquisitions, we plan to develop predictive performance capabilities to help customers make more data-informed content decisions.
Over 2.0 million active, paying customers contributed to our revenue in 2021. As of December 31, 2021, more than 2.0 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 400 million images and more than 24 million footage clips as of December 31, 2021. This makes our collection of content one of the largest of its kind, and we delivered 180.0 million paid downloads to our customers across all of our brands during the year ended December 31, 2021.
Through our platform, we generate revenue by licensing content to our customers. During the year ended December 31, 2021, 63% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties, including our Shutterstock.com, bigstock.com, premiumbeat.com and turbosquid.com websites. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from our API platform as well as access to Shutterstock Editorial, which includes our library of editorial images and videos and Shutterstock Studios, which provides data-driven content strategy, brand storytelling and full scale production services. Our Enterprise sales channel provided approximately 37% of our revenue in 2021.
As the use cases for our creative solutions expand, we believe our customers are seeking alternative means to consume our offerings. As a result, we have seen strong growth in customers purchasing monthly subscription products, including our suite of multi-asset subscriptions, launched during 2021. These multi-asset products are credit-based and enable customers to license images, footage and music in a single subscription. Our monthly subscriptions provide for either a fixed number of content licenses or credits that may be used to download content during the period. Our subscription-based pricing model makes the creative process easier because customers can download content in our collection for use in their creative process without incremental costs, which provides greater creative freedom and helps improve work product. In addition, customers may also purchase licenses through other contractual plans where the customer commits to buy a predetermined quantity of content licenses that may be downloaded over a period of time, generally between one month to one year. For users who need less content, individual content licenses may also be purchased on a transactional basis, paid for at the time of download.
Contributors of content typically earn a royalty each time their work is licensed. Contributors earn royalties based on our published earnings schedule that is based on annual licensing volume, which determines the contributor’s earnings tier and the purchase option under which the content was licensed. Royalties represent the largest component of our operating expenses, are reported within cost of revenue, tend to fluctuate proportionately with revenue and paid downloads, and may be impacted by the mix of products sold.

COVID-19 Update
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Our operations have been impacted by office closures globally and restrictions on employee travel and in-person meetings, however, we have generally been able to deliver our services remotely. The economic uncertainty caused by COVID-19 has had an impact on our customers and their ability to spend marketing budgets on our products, to varying degrees during 2020 and into 2021. See Item 1A. Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

Subscribers (end of period)	343,000	281,000	194,000
Subscriber revenue (in millions)	$317.5	$265.3	$236.5

Average revenue per customer (last twelve months)	$368	$333	$330
Paid downloads (in millions)	180.0	180.0	187.8
Revenue per download	$4.16	$3.68	$3.43
Content in our collection (end of period, in millions)
Images	400	360	314
Footage clips	24	21	17

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

Basis of Presentation
Revenue
The majority of our revenue is earned from licensing content. Content licenses are generally purchased by our customers on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download.  Subsequent to the acquisition of PicMonkey, we also generate revenue from the license of creative editing tools.
We recognize revenue upon the satisfaction of performance obligations, which occurs when content is downloaded by a customer. For content licenses, we recognize revenue on both our subscription-based and transaction-based products when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognizes the estimated revenue associated with the unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. For revenue associated with the license of our creative editing tools, the Company recognizes revenue on a straight-line basis over the subscription period. We expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
Costs and Expenses
Cost of Revenue.    Cost of revenue consists of royalties paid to contributors, credit card processing fees, content review costs, customer service expenses, infrastructure and hosting costs related to maintaining our creative platform and cloud-based software platform, depreciation and amortization of capitalized internal-use software, purchased content and acquisition-related intangible assets, allocated facility costs and other supporting overhead costs. Cost of revenue also includes employee compensation, including non-cash equity-based compensation, bonuses and benefits associated with the maintenance of our creative platform and cloud-based software platform.
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
Other Income / (Expense), Net.  Other income / (expense), net consists of non-operating costs such as foreign currency transaction gains and losses, in addition to interest income.
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

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Consolidated Statements of Operations:
Revenue	$773,415	$666,686	$650,523
Operating expenses:
Cost of revenue	277,659	259,573	278,176
Sales and marketing	204,878	159,241	181,730
Product development	52,014	46,038	57,216
General and administrative	130,758	116,568	113,246
Total operating expenses	665,309	581,420	630,368
Income from operations	108,106	85,266	20,155
Other (expense) / income, net	(3,370)	4,257	4,761
Income before income taxes	104,736	89,523	24,916
Provision for income taxes	12,853	17,757	4,808
Net income	$91,883	$71,766	$20,108

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2021	2020	2019
Consolidated Statements of Operations:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	36%	39%	43%
Sales and marketing	26%	24%	28%
Product development	7%	7%	9%
General and administrative	17%	17%	17%
Total operating expenses	86%	87%	97%
Income from operations	14%	13%	3%
Other income, net	—%	1%	1%
Income before income taxes	14%	13%	4%
Provision for income taxes	2%	3%	1%
Net income	12%	11%	3%

Comparison of the Years Ended December 31, 2021 and December 31, 2020
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$773,415	$666,686	$106,729	16%
Operating expenses:
Cost of revenue	277,659	259,573	18,086	7
Sales and marketing	204,878	159,241	45,637	29
Product development	52,014	46,038	5,976	13
General and administrative	130,758	116,568	14,190	12
Total operating expenses	665,309	581,420	83,889	14
Income from operations	108,106	85,266	22,840	27
Other (expense) / income, net	(3,370)	4,257	(7,627)	(179)
Income before income taxes	104,736	89,523	15,213	17
Provision for income taxes	12,853	17,757	(4,904)	(28)
Net income	$91,883	$71,766	$20,117	28%

Revenue
Revenue increased by $106.7 million, or 16%, to $773.4 million in 2021 as compared to 2020. On a constant currency basis, revenue increased approximately 15% in the year ended December 31, 2021, as compared to 2020. Our revenue growth in 2021 is primarily driven by revenue generated from our 2021 acquisitions and the increase in our subscription business. From 2020 to 2021, subscribers grew by 22% to 343,000 and subscriber revenue grew by 20% to $317.5 million.
E-commerce revenues increased by 19%, to $490.2 million in 2021, as compared to 2020. On a constant currency basis, E-commerce revenues increased by 16% in 2021, as compared to 2020. During 2021, growth in our E-commerce sales channel was driven by increased subscriber revenue and revenue generated by our acquisitions of TurboSquid and PicMonkey, which were completed on February 1, 2021 and September 3, 2021, respectively.
Enterprise revenues increased by 11%, to $283.2 million in 2021, as compared to 2020. On a constant currency basis, Enterprise revenues increased by 10% in 2021, as compared to 2020. We have continued to execute on our strategy to respond to market trends including making updates to product offerings and continuously improving our platform. We believe these enhancements impacted our Enterprise sales operations during the period and were one of the drivers of the increased deferred revenue balance as of December 31, 2021.
In the years ended December 31, 2021 and 2020, we delivered 180.0 million paid downloads, and our revenue per download increased to $4.16 in 2021, as compared to $3.68 in 2020. During 2021, the 13% increase in revenue per download, is primarily due to changes in product mix.
Changes in our revenue by region were as follows: revenue from North America increased by $54.4 million, or 23%, to $291.0 million, revenue from Europe increased by $32.8 million, or 15%, to $253.5 million and revenue from outside Europe and North America increased by $19.5 million, or 9%, to $229.0 million, in the year ended December 31, 2021 compared to 2020.

Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $18.1 million, or 7%, to $277.7 million in 2021 as compared to 2020. This increase was primarily driven by: (i) higher royalty expense, content procurement costs and credit card fees, associated with our increased revenue and (ii) increased depreciation and amortization expense driven by our recent acquisitions. In addition, in 2020, cost of revenue included severance charges of $1.2 million. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.

Sales and Marketing.    Sales and marketing expenses increased by $45.6 million, or 29%, to $204.9 million in 2021 as compared to 2020. As a percent of revenue, sales and marketing expenses increased to 26% for the year ended December 31, 2021, from 24% for 2020. The increase in sales and marketing expenses was primarily driven by (i) $31.7 million in higher marketing spend which includes performance marketing, brand marketing and television ad spend, and (ii) $11.3 million in higher employee-related costs, primarily related to commissions associated with increased enterprise billings. In addition, for the year ended December 31, 2021 and 2020, sales and marketing includes severance charges of $2.2 million and $1.7 million, respectively. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.    Product development expenses increased by $6.0 million, or 13%, to $52.0 million in 2021 as compared to 2020. This increase was primarily driven by higher personnel costs and higher non-cash compensation expense. These increases were partially offset by a reduction in software and other IT-related costs, for the year ended December 31, 2021, as compared to the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.    General and administrative expenses increased by $14.2 million, or 12%, to $130.8 million in 2021 as compared to 2020. This increase was primarily driven by (i) $5.9 million in higher employee-related costs in 2021 as compared to 2020, (ii) $4.7 million in higher non-cash compensation expense; and (iii) $4.3 million in higher professional fees, which were impacted by transaction costs associated with our acquisitions of TurboSquid and PicMonkey. These increases were partially offset by a $2.4 million decline in bad debt expense, and other reductions associated with ongoing vendor management initiatives. For the years ended December 31, 2021 and 2020, general and administrative expenses include severance charges of $0.5 million and $1.4 million, respectively.
Other (expense) / income, net.    During 2021, other (expense) / income, net substantially consisted of $3.3 million of expense due to foreign currency fluctuations. We expect to experience future foreign currency gains and losses as the US Dollar fluctuates relative to non-US currencies in which we transact.
During 2020, approximately $3.1 million of other (expense) / income, net related to favorable foreign currency fluctuations, in addition to $1.2 million of interest income.
Income Taxes.    Income tax expense decreased by $4.9 million, to $12.9 million in 2021 as compared to 2020. Our effective tax rates for the years ended December 31, 2021 and 2020 were approximately 12.3% and 19.8%, respectively.
The 2021 effective tax rate includes discrete items, the most significant of which relate to windfall tax benefits associated with equity-based compensation and the impact of a capital loss transaction. The net effect of these items decreased our effective tax rate by 8.6%. Excluding these discrete items, our effective tax rate would have been 20.9% for 2021.
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

Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents totaling $314.0 million, which primarily consisted of bank balances and money market funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Dividends
We declared and paid cash dividends of $0.84 per share of common stock, or $30.7 million during the year ended December 31, 2021.
On January 24, 2022, our Board of Directors declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on March 17, 2022 to stockholders of record at the close of business on March 3, 2022. The Company currently expects to continue to pay comparable cash dividends on a quarterly basis in the future. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
Long-Term Investments
In 2020, we invested $5.0 million in preferred shares of an entity with a creative production and analytics platform. These preferred shares do not have a readily determinable fair value and provide us less than a 2% fully diluted ownership interest.
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
As of December 31, 2021, we have repurchased approximately 2.8 million shares of our common stock under the share repurchase program at an average per-share cost of $45.55. During the year ended December 31, 2021, we repurchased approximately 233,700 shares of our common stock at an average per share cost of $116.26. As of December 31, 2021, we had $73 million of remaining authorization for purchases under the share repurchase program.
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

During the year ended December 31, 2021, shares with an aggregate value of $22.7 million were withheld upon vesting of RSUs and paid in connection with related remittance to taxing authorities. In addition, $2.1 million of proceeds were received during 2021 from the issuance of common stock in connection with the exercise of stock options.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our longer-term liquidity is contingent upon future operating performance. Future capital expenditures will generally relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure.
See Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our other non-lease commitments as of December 31, 2021.
Cash Flows
The following table summarizes our cash flow data for 2021, 2020 and 2019, respectively.

	Year Ended December 31,
	2021	2020	2019
		(in thousands)
Net cash provided by operating activities	$216,372	$165,072	$102,646
Net cash used in investing activities	$(250,438)	$(35,310)	$(27,234)
Net cash used in financing activities	$(77,722)	$(4,587)	$(1,696)
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
Net cash provided by operating activities was $216.4 million for the year ended December 31, 2021, compared to $165.1 million for the year ended December 31, 2020. In the year ended December 31, 2021, operating cash flows were favorably impacted from our increased operating income and changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. In addition, in the year ended December 31, 2020, operating cash flows were impacted by $7.8 million in one-time payments associated with long-term incentives related to our 2017 acquisition of Flashstock.
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
Investing Activities
Our investing activities have consisted primarily of capital expenditures, business combinations, asset acquisitions, investments and content acquisitions. Capital expenditures include internal-use software and website development costs, purchases of software equipment, and capitalization of leasehold improvements. Capital expenditures are primarily attributable to investments in internally developed software. We continue to invest significantly in product development to enhance our customer experience and increase the efficiency with which we deploy new products and features. Cash used in investing activities totaled $250.4 million, $35.3 million and $27.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Cash used in investing activities for the year ended December 31, 2021 was $250.4 million, consisting primarily of (i) $181.6 million cash used in the acquisitions of TurboSquid and PicMonkey, net of cash acquired; (ii) $31.6 million cash used in the asset acquisitions of Pattern89, Inc., Datasine Limited and assets from Shotzr, Inc.; (iii) capital expenditures of $28.1 million for internal-use software and website development costs, and purchases of software and equipment, and (iv) $8.9 million paid to acquire the rights to distribute certain digital content in perpetuity.

Cash used in investing activities for the year ended December 31, 2020 was $35.3 million, consisting primarily of capital expenditures of $25.6 million for internal-use software and website development costs, and purchase of software and equipment, an investment of $5.0 million in a creative production and analytics platform, $3.0 million to acquire the rights to distribute certain digital content in perpetuity and $1.9 million associated with the acquisition of AI driven music technology.
Cash used in investing activities during 2019 mostly consisted of capital expenditures and content acquisitions of $26.1 million and $3.3 million, respectively, partially offset by $2.5 million net cash received from the sale of Webdam.
Financing Activities
Our financing activities have consisted primarily of payments associated with cash dividends, settlements of tax withholding obligations related to employee stock-based compensation awards and repurchases of common stock under our share repurchase program. Our financing activities also includes proceeds from our Stock Offering and proceeds received in connection with the exercise of stock options. Cash used in financing activities totaled $77.7 million, $4.6 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Cash used in financing activities during 2021 primarily consisted of (i) $30.7 million, related to the payment of the quarterly cash dividend; (ii) $26.5 million in connection with the repurchase of common stock under our share repurchase program, and (iii) $22.7 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by approximately $2.1 million in proceeds received in connection with the exercise of stock options.
Cash used in financing activities during 2020 primarily consisted of $24.4 million related to the payment of the quarterly cash dividends and $4.5 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by $23.2 million of proceeds from our Stock Offering, after deducting underwriting discounts, commissions and offering expenses paid and $1.2 million in proceeds received in connection with the exercise of stock options.
Cash used in financing activities during 2019 primarily consisted of $7.1 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards, partially offset by approximately $5.4 million of proceeds received in connection with the exercise of stock options.

Contractual Obligations and Commitments
We lease real estate under operating lease agreements that expire on various dates during the period from 2022 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased primarily with cash. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space or hosting facilities, if required. We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. Our future minimum payments under non-cancelable operating leases and purchase obligations are as follows as of December 31, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$56,187	$8,694	$14,400	$14,974	$18,119
Purchase obligations	48,100	28,600	17,100	2,400	—
Total	$104,287	$37,294	$31,500	$17,374	$18,119
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in January 2016, which we refer to as the ESB Lease. The ESB Lease will expire in 2029, and the aggregate undiscounted future minimum lease payments, are approximately $50.4 million. We are also party to a letter of credit as a security deposit for this leased facility in the amount of $1.7 million.
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

Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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
Management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) and free cash flow are useful to investors because these measures enable investors to analyze Shutterstock’s operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to Shutterstock’s underlying operating performance and revenue growth (including by distribution channel) on a constant currency basis, provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s operating performance. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing Shutterstock’s financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in internal-use software and website development costs to support the Company’s ongoing business operations and after excluding the impact of nonrecurring payments associated with long-term incentives related to our 2017 acquisition of Flashstock, and provides them with the same measures that management uses as the basis for making resource allocation decisions.

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
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net income	$91,883	$71,766	$20,108
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	48,771	41,359	49,915
Non-cash equity-based compensation	36,179	28,309	22,815
Other adjustments, net(1)	3,370	(4,257)	(1,332)
Provision for income taxes	12,853	17,757	4,808
Adjusted EBITDA	$193,056	$154,934	$96,314
Adjusted EBITDA margin	25.0%	23.2%	14.8%
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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net income	$91,883	$71,766	$20,108
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	36,179	28,309	22,815
Tax effect of non-cash equity-based compensation(1)	(8,502)	(6,653)	(5,363)
Acquisition-related amortization expense	13,334	2,261	4,691
Tax effect of acquisition-related amortization expense(1)	(3,133)	(531)	(1,034)
Acquisition-related long-term incentives and contingent consideration(2)	—	—	3,430
Tax effect of acquisition-related long-term incentives and contingent consideration(1)	—	—	(910)
Adjusted net income	$129,761	$95,152	$43,737
Adjusted net income per diluted common share	$3.48	$2.62	$1.23

Weighted average diluted shares	37,324	36,369	35,581
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)Represents expenses related to long-term incentives and contingent consideration related to the Flashstock acquisition.

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Year Ended December 31,
	2021	2020	2019

Reported revenue (in thousands)	$773,415	$666,686	$650,523
Revenue growth	16%	2%	4%
Revenue growth on a constant currency basis	15%	2%	6%

E-commerce reported revenue (in thousands)	$490,212	$412,521	$392,241
E-commerce revenue growth	19%	5%	7%
E-commerce revenue growth on a constant currency basis	16%	5%	9%

Enterprise reported revenue (in thousands)	$283,203	$254,165	$258,282
Enterprise revenue growth	11%	(2)%	1%
Enterprise revenue growth on a constant currency basis	10%	(2)%	3%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition, and, with respect to the twelve months ended December 31, 2020, a payment associated with long-term incentives related to our 2017 acquisition of Flashstock.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$216,372	$165,072	$102,646
Capital expenditures	(28,125)	(25,630)	(26,081)
Content acquisitions	(8,874)	(2,970)	(3,344)
Payments related to long-term incentives related to acquisitions	—	7,759	—
Free Cash Flow	$179,373	$144,231	$73,221

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, the volume of expected unused licenses used in revenue recognition for our subscription-based products, the fair value of acquired goodwill and intangible assets, and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, valuation of acquired goodwill and intangible assets, and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue Recognition
The majority of our revenues are earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. Subsequent to the acquisition of PicMonkey, the Company also generates revenue from the license of creative editing tools.
We recognize revenues upon the satisfaction of performance obligations, which generally occurs when content is downloaded by a customer. For content licenses, we recognize revenues on both a subscription-based and transaction-based products when content is downloaded, at which time the license is provided. In addition, we estimate expected unused licenses for subscription-based products and recognize the estimated revenue associated with unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. For revenue associated with the license of our creative editing tools, the Company recognizes revenue on a straight-line basis over the subscription period. We expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
As of December 31, 2021 and 2020, we had an allowance for doubtful accounts of $1.9 million and $4.9 million, respectively. Fluctuations in our allowance for doubtful accounts are primarily attributable to changes in the aging profile of our gross accounts receivable balances and specific customer situations arising during the year.
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
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We have elected to treat any potential GILTI inclusions as a period cost.
Acquisitions
Business combinations are recorded at fair value and the purchase price is allocated to the assets acquired and liabilities assumed in the transaction. Assets acquired may include intangible assets such as customer relationships, trade names, developed technology and contributor content. Fair values are based on the exit price (i.e., the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date) and valuation methods that may be utilized include the multiple-period excess earnings method, the relief-from-royalty method and the cost-to-recreate method. Determining the fair value requires management to use significant judgment and estimates, including estimates of future revenue growth rates from existing customers, research and development expense adjustments, sales and marketing expense adjustments, the discount rate, earnings before interest, taxes, and amortization (“EBITA”) margins and the customer attrition rate, among others. Other assets and liabilities acquired in a business combination are recorded based on the fair value of the assets acquired and liabilities assumed at acquisition date. Changes to these factors could affect the measurement and allocation of fair value.

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
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 35%, 36% and 35% in 2021, 2020 and 2019, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for 2021, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would impact our revenue by approximately 3%.
We have established foreign subsidiaries in various countries and have concluded that the functional currency of these entities is generally the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. The net impacts of foreign currency transactions on our financial statements was a loss of $3.2 million in 2021 and gains of $2.4 million and $0.2 million, in 2020 and 2019, respectively. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.
Our historical revenue by currency is as follows (in thousands):

	Year Ended December 31,
	2021		2020		2019
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$152,290	€129,140	$138,128	€122,287	$133,341	€117,852
British pounds	57,851	£42,340	49,402	£38,570	48,307	£37,658
All other non-U.S. currencies(1)	57,342		49,630		47,471
Total foreign currency	267,483		237,160		229,119

U.S. dollar	505,932		429,526		421,404
Total revenue	$773,415		$666,686		$650,523

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
We did not have any long-term borrowings as of December 31, 2021.
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of PicMonkey, LLC, acquired in September 2021, as discussed in Note 3 to the Consolidated Financial Statements. The financial results of this acquisition are included in the consolidated financial statements as of and for the year ended December 31, 2021 and represents approximately 1% of total revenues and less than 1% of total assets.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
PricewaterhouseCoopers LLP, an independent registered public accounting firm (PCAOB ID 238), has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which begins on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2021.
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

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2021.

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

Item 16.    Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterstock, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shutterstock, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded PicMonkey, LLC (“PicMonkey”) from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded PicMonkey from our audit of internal control over financial reporting. PicMonkey is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and approximately 1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition
As described in Notes 1 and 8 to the consolidated financial statements, the majority of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. The Company recognizes revenue upon the satisfaction of performance obligations, which generally occurs when content is downloaded by a customer. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded, at which time the license is provided. For the year ended December 31, 2021, the Company’s total revenue was $773.4 million.
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
Valuation of Customer Relationships in the PicMonkey, LLC Acquisition
As described in Note 3 to the consolidated financial statements, on September 3, 2021, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities from PicMonkey for a contractual purchase price of $109.4 million, which resulted in $28.8 million of a customer relationships intangible asset being recorded. Fair value of the customer relationships intangible asset was determined using a multi-period excess earnings valuation method. Determining the fair value of the customer relationships intangible asset involved the use of significant judgment, including estimates of future revenue growth rates from existing customers, research and development (“R&D”) expense adjustments, sales and marketing (“S&M”) expense adjustments, the discount rate, earnings before interest, taxes, and amortization (“EBITA”) margins and the customer attrition rate.
The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of PicMonkey is a critical audit matter are the significant judgment by management when developing the fair value of the customer relationships intangible asset, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenue growth rates from existing customers, R&D expense adjustments, S&M expense adjustments, the discount rate, EBITA margins, and the customer attrition rate used in the valuation of the customer relationships intangible asset. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing of the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset and controls over the development of significant assumptions related to future revenue growth rates from existing customers, R&D expense adjustments, S&M expense adjustments, the discount rate, EBITA margins, and the customer attrition rate. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for developing the fair value of the customer relationships intangible asset. Testing management’s process included (i) evaluating the appropriateness of the multi-period excess earnings valuation method; (ii) testing the completeness and accuracy of data provided by management; and (iii) evaluating the reasonableness of significant assumptions related to the future revenue growth rates from existing customers, R&D expense adjustments, S&M expense adjustments, the discount rate, EBITA margins, and the customer attrition rate used in the valuation of the customer relationships intangible asset. Evaluating the reasonableness of the significant assumptions related to future revenue growth rates from existing customers, R&D expense adjustments, S&M expense adjustments, EBITA margins, and the customer attrition rate involved considering (i) the past performance of the acquired business; (ii) the consistency with external market and industry data; (iii) and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s multi-period excess earnings valuation method and in the evaluation of the reasonableness of the R&D expense adjustments, S&M expense adjustments, the discount rate, and the customer attrition rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 10, 2022

We have served as the Company’s auditor since 2011.

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$314,017	$428,574
Accounts receivable, net of allowance of $1,910 and $4,942	47,707	43,846
Prepaid expenses and other current assets	26,491	16,650
Total current assets	388,215	489,070
Property and equipment, net	48,074	50,906
Right-of-use assets	34,570	39,552
Intangible assets, net	123,822	25,765
Goodwill	219,816	89,413
Deferred tax assets, net	10,512	13,566
Other assets	26,701	21,372
Total assets	$851,710	$729,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,092	$2,442
Accrued expenses	99,529	67,909
Contributor royalties payable	29,004	26,336
Deferred revenue	180,979	149,843
Other current liabilities	14,180	10,399
Total current liabilities	333,784	256,929
Deferred tax liability, net	2,781	—
Lease liabilities	36,966	41,620
Other non-current liabilities	9,697	9,170
Total liabilities	383,228	307,719
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,209 and 38,803 shares issued and 36,417 and 36,245 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	392	389
Additional paid-in capital	376,537	360,939
Treasury stock, at cost; 2,792 and 2,558 shares as of December 31, 2021 and December 31, 2020, respectively	(127,196)	(100,027)
Accumulated other comprehensive loss	(10,788)	(7,681)
Retained earnings	229,537	168,305
Total stockholders’ equity	468,482	421,925
Total liabilities and stockholders’ equity	$851,710	$729,644

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$773,415	$666,686	$650,523
Operating expenses:
Cost of revenue	277,659	259,573	278,176
Sales and marketing	204,878	159,241	181,730
Product development	52,014	46,038	57,216
General and administrative	130,758	116,568	113,246
Total operating expenses	665,309	581,420	630,368
Income from operations	108,106	85,266	20,155
Other (expense) / income, net	(3,370)	4,257	4,761
Income before income taxes	104,736	89,523	24,916
Provision for income taxes	12,853	17,757	4,808
Net income	$91,883	$71,766	$20,108

Earnings per share:
Basic	$2.52	$2.00	$0.57
Diluted	$2.46	$1.97	$0.57
Weighted average shares outstanding:
Basic	36,509	35,844	35,285
Diluted	37,324	36,369	35,581

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$91,883	$71,766	$20,108
Foreign currency translation (loss) / gain	(3,107)	(1,461)	251
Other comprehensive (loss) / income	(3,107)	(1,461)	251
Comprehensive income	$88,776	$70,305	$20,359
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	37,618	$376	2,558	$(100,027)	$291,710	$(6,471)	$101,079	$286,667
Equity-based compensation	—	—	—	—	22,815	—	—	22,815
Issuance of common stock in connection with employee stock option exercises and RSU vesting	601	6	—	—	5,359	—	—	5,365
Common shares withheld for settlement of taxes in connection with equity-based compensation	(164)	(1)	—	—	(7,060)	—	—	(7,061)
Other comprehensive income	—	—	—	—	—	251	—	251
Net income	—	—	—	—	—	—	20,108	20,108
Balance at December 31, 2019	38,055	381	2,558	(100,027)	312,824	(6,220)	121,187	328,145
Cumulative effect of accounting change (See Note 1)	—	—	—	—	—	—	(247)	(247)
Balance at January 1, 2020	38,055	381	2,558	(100,027)	312,824	(6,220)	120,940	327,898
Equity-based compensation	—	—	—	—	28,309	—	—	28,309
Issuance of common stock, net of issuance costs	516	5	—	—	23,148	—	—	23,153
Issuance of common stock in connection with employee stock option exercises and RSU vesting	351	4	—	—	1,167	—	—	1,171
Common shares withheld for settlement of taxes in connection with equity-based compensation	(119)	(1)	—	—	(4,509)	—	—	(4,510)
Cash dividends paid	—	—	—	—	—	—	(24,401)	(24,401)
Other comprehensive loss	—	—	—	—	—	(1,461)	—	(1,461)
Net income	—	—	—	—	—	—	71,766	71,766
Balance at December 31, 2020	38,803	389	2,558	(100,027)	360,939	(7,681)	168,305	421,925
Equity-based compensation	—	—	—	—	36,179	—	—	36,179
Issuance of common stock in connection with employee stock option exercises and RSU vesting	660	7	—	—	2,141	—	—	2,148
Common shares withheld for settlement of taxes in connection with equity-based compensation	(254)	(4)	—	—	(22,722)	—	—	(22,726)
Repurchase of treasury shares	—	—	234	(27,169)	—	—	—	(27,169)
Cash dividends paid	—	—	—	—	—	—	(30,651)	(30,651)
Other comprehensive loss	—	—	—	—	—	(3,107)	—	(3,107)
Net income	—	—	—	—	—	—	91,883	91,883
Balance at December 31, 2021	39,209	$392	2,792	$(127,196)	$376,537	$(10,788)	$229,537	$468,482
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91,883	$71,766	$20,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,771	41,359	49,915
Deferred taxes	(1,771)	1,019	(2,025)
Non-cash equity-based compensation	36,179	28,309	22,815
Bad debt expense	137	2,580	84
Changes in operating assets and liabilities:
Accounts receivable	(4,093)	513	(6,169)
Prepaid expenses and other current and non-current assets	(13,184)	9,775	4,246
Accounts payable and other current and non-current liabilities	34,444	8,587	8,360
Long-term incentives related to acquisitions	—	(7,759)	—
Contributor royalties payable	898	1,075	2,168
Deferred revenue	23,108	7,848	3,144
Net cash provided by operating activities	$216,372	$165,072	$102,646

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28,125)	(25,630)	(26,081)
Business combination, net of cash acquired	(181,609)	—	—
Asset acquisitions	(31,639)	(1,850)	—
Proceeds from sale of Webdam, net	—	—	2,500
Long term investments	—	(5,000)	—
Acquisition of content	(8,874)	(2,970)	(3,344)
Security deposit release / (payment)	(191)	140	(309)
Net cash used in investing activities	$(250,438)	$(35,310)	$(27,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	23,153	—
Proceeds from exercise of stock options	2,148	1,171	5,365
Cash paid related to settlement of employee taxes related to RSU vesting	(22,726)	(4,510)	(7,061)
Payment of cash dividends	(30,651)	(24,401)	—
Repurchase of treasury shares	(26,493)	—	—
Net cash used in financing activities	$(77,722)	$(4,587)	$(1,696)

Effect of foreign exchange rate changes on cash	(2,769)	(2,475)	(1,307)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(114,557)	122,700	72,409
Cash, cash equivalents and restricted cash, beginning of period	428,574	305,874	233,465
Cash, cash equivalents and restricted cash, end of period	$314,017	$428,574	$305,874

Supplemental Disclosure of Cash Information:
Cash paid for:
Cash paid for income taxes	$19,092	$8,751	$1,902

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies
Description of Business
Shutterstock (the “Company” or “Shutterstock”) is a leading global creative platform offering full-service solutions, high-quality content, and creative workflow solutions for brands, businesses and media companies. The Company’s platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity.
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
•3 Dimensional (“3D”) Models - consisting of 3D models, used in a variety of industries such as advertising, media and video production, gaming, retail, education, design and architecture, following the Company’s acquisition of TurboSquid, Inc. on February 1, 2021. See Note 3 Acquisitions.
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
The majority of the Company’s revenues are derived from customers who license content using electronic payments at the time of a transaction. The Company’s accounts receivable are primarily from enterprise customers who require invoicing. The Company performs initial and ongoing credit reviews on these customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. As of December 31, 2021 and 2020, no single customer accounted for or exceeded 10% of accounts receivable.
Additionally, no single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2021, 2020 or 2019.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2021 and 2020, the Company’s cash and cash equivalents were $314.0 million and $428.6 million, respectively. The Company’s cash balance consist primarily of bank deposits. Cash equivalents consists primarily of money market accounts and are stated at cost, which approximates fair value.
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
The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$4,942	$3,579	$4,697
Add: bad debt expense	137	2,580	84
Less: write-offs, net of recoveries and other adjustments[1]	(3,169)	(1,217)	(1,202)
Balance, end of period	$1,910	$4,942	$3,579
1 - Other adjustments includes the adoption of ASU 2016-13 on January 1, 2020, which increased the allowance for doubtful accounts by $0.3M.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of December 31, 2021 and December 31, 2020, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, and $0.5 million, respectively, which is included as a component of other current liabilities on the Consolidated Balance Sheets.
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
Impairment of Long-Lived Assets
Long-lived assets, inclusive of definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no long-lived asset impairment charges in 2021, 2020 or 2019.
Goodwill and Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value.
In 2021, the Company’s goodwill balance was allocated to a single reporting unit. Since inception through December 31, 2021, the Company has not had any impairment of goodwill.
Revenue Recognition
The majority of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. Subsequent to the acquisition of PicMonkey, the Company also generates revenue from the license of creative editing tools.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company recognizes revenue upon the satisfaction of performance obligations, which generally occurs when content is downloaded by a customer. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded, at which time the license is provided. In addition, the Company estimates expected unused licenses for subscription-based products and recognizes the revenue associated with the unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. For revenue associated with the Company’s creative editing tools, revenue is recognized on a straight-line basis over the subscription period. The Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
Cost of Revenue
The Company’s cost of revenue includes royalties paid to contributors, credit card processing fees, content reviewer costs, customer service expenses, infrastructure and hosting costs related to maintaining our creative platform and cloud-based software platform, depreciation and amortization of capitalized internal-use software, purchased content and acquisition-related intangible assets, allocated facility costs and other supporting overhead costs. Costs of revenue also includes employee compensation, including non-cash equity-based compensation, bonuses and benefits associated with the maintenance of the Company’s creative platform and cloud-based software platform.
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period a customer download occurs and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2021, 2020 and 2019, the Company deferred $7.2 million, $3.6 million and $8.4 million, respectively, in royalty advances and amortized $5.8 million, $5.5 million and $9.2 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2021, the Company has deferred contributor royalties of $1.4 million, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets. As of December 31, 2020, the balance of deferred contributor royalties was not significant.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $112.9 million, $81.2 million and $102.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in sales and marketing expense in the Consolidated Statements of Operations.
Leasing
The Company records rent expense on a straight-line basis over the term of the related lease. At inception, the Company first determines if an arrangement contains a lease and the classification of that lease, if applicable. The Company recognizes right-of-use (“ROU”) assets and lease liabilities for its operating leases. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. The Company has also elected not to recognize a lease liability or ROU asset for leases with a term of 12 months or less, and recognize lease payments for those short-term leases on a straight-line basis over the lease term in the Consolidated Statements of Operations. Operating leases are included in ROU assets, other current liabilities and lease liabilities (net of current portion) on the Consolidated Balance Sheets.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Employee Benefit Plans
The Company offers a 401(k) defined contribution plan and provides for discretionary employer matching contributions. All matching contributions are recognized as an expense in the Statement of Operations, as incurred. The Company recorded employer matching contributions of $4.4 million, $3.8 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company treats any potential GILTI inclusions as a period cost.

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
Reportable Segments
For the year ended December 31, 2021, the Company has identified one operating segment, which has also been determined to be the Company’s primary reportable business segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing financial performance.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the respective local currency. Monetary assets and liabilities that are denominated in currencies other than each entity’s functional currency are remeasured into the functional currency at the period-end exchange rates and result in transactional gains and losses. The net impact of foreign currency transactional gains and losses on the Company’s results of operations was a loss of $3.2 million in 2021 and gains of $2.4 million and $0.2 million in 2020 and 2019, respectively. Translation adjustments resulting from converting the foreign subsidiaries financial statements into U.S. dollars using the period-end exchange rates for balance sheet accounts and the period average exchange rate for the Statements of Operations are recorded as a component of accumulated other comprehensive income / (loss) within stockholders’ equity.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company adopted ASU 2019-12, effective January 1, 2021. The impact of adoption of this standard on the consolidated financial statements, including accounting policies, processes and systems, was not material.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 addresses inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. ASU 2021-08 requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts, in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption of the amendments is permitted and an entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company has early adopted ASU 2021-08 effective January 1, 2021, and the impact of adoption of this standard on the consolidated financial statements was not material.

(2) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of December 31, 2021 and 2020, except as noted below.
Money Market Accounts
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of December 31, 2021 and 2020, the Company had a balance of $195.1 million and $250.0 million, respectively, in money market accounts.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-Term Investments
As of December 31, 2021 and 2020, the Company’s Long-Term Investments totaled $20.0 million, which is reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for equity investments with no readily determinable fair value and are reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its Long-Term Investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and the general market conditions. For the years ended December 31, 2021 and 2020, no adjustments to the carrying values of the Company’s Long Term Investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.
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

(3) Acquisitions
PicMonkey, LLC
On September 3, 2021, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities from PicMonkey, LLC (“PicMonkey”), for approximately $109.4 million. The total purchase price was paid with existing cash on hand in the three months ended September 30, 2021. In connection with the acquisition, the Company incurred approximately $2 million of transaction costs, which is included in general and administrative expenses in the Consolidated Statements of Operations.
PicMonkey is a Washington-based company that operates an online graphic design and image editing platform that enables creators of any skill level to design high-quality visual assets. The Company believes this acquisition provides Shutterstock’s global customer community with professional-grade, easy-to-use design tools.
The identifiable intangible assets, which include customer relationships, developed technology and trade names, have weighted average useful lives of approximately 12 years, 5 years and 10 years, respectively. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is expected to be deductible for income tax purposes.

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
TurboSquid is a Louisiana-based company that operates a marketplace offering more than one million 3D models, a marketplace for 2 dimensional (“2D”) images derived from 3D objects and a digital asset management solution. The Company

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
believes this acquisition establishes Shutterstock as the premium destination for 3D models as well as 3D models in an easy-to-use 2D format.
The identifiable intangible assets, which include customer relationships, developed technology, trade names and contributor content, have weighted average useful lives of approximately 12 years, 4.7 years, 10 years and 4 years, respectively. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.

The PicMonkey and TurboSquid transactions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company’s results of operations from the respective acquisition dates. For the year ended December 31, 2021, PicMonkey and TurboSquid revenues of $8.9 million and $25.9 million, respectively, are included in the Consolidated Statements of Operations. The fair value of consideration transferred in these business combinations have been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade names and developed technology were determined using the relief-from-royalty method, and the fair value of the contributor content was determined using the cost-to-recreate method. Determining the fair value requires management to use significant judgment and estimates, including estimates of future revenue growth rates, research and development expense adjustments, sales and marketing expense adjustments, the discount rate, earnings before interest, taxes, and amortization (“EBITA”) margins and the customer attrition rate, among others.
The aggregate purchase price for these acquisitions have been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed (in thousands):	PicMonkey	TurboSquid	Total
Cash and cash equivalents	$—	$5,165	$5,165
Other assets	502	1,553	2,055
Property and equipment	—	472	472
Right of use asset	1,420	—	1,420
Intangible assets:
Customer relationships	28,800	9,000	37,800
Trade name	3,000	2,200	5,200
Developed technology	12,900	7,800	20,700
Contributor content	—	2,500	2,500
Intangible assets	44,700	21,500	66,200
Goodwill	71,607	59,491	131,098
Deferred tax asset	2,456	—	2,456
Total assets acquired	$120,685	$88,181	$208,866

Accounts payable, accrued expenses and other liabilities	(780)	(4,685)	(5,465)
Contributor royalties payable	—	(2,243)	(2,243)
Deferred revenue	(8,557)	—	(8,557)
Deferred tax liability	(533)	(3,923)	(4,456)
Lease liability	(1,420)	—	(1,420)
Total liabilities assumed	(11,290)	(10,851)	(22,141)
Net assets acquired	$109,395	$77,330	$186,725

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the years ended December 31, 2021 and 2020, as if the PicMonkey and TurboSquid acquisitions had been completed on January 1, 2020, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Year Ended December 31,
	2021	2020
Revenue
As Reported	$773,415	$666,686
Pro Forma	795,498	720,302
Income before income taxes
As Reported	$104,736	$89,523
Pro Forma	109,850	87,044

Asset Acquisitions
In July 2021, the Company completed the acquisitions of Pattern89, Inc., Datasine Limited and assets from Shotzr, Inc. These three entities provide data driven insights through their artificial intelligence platforms. The aggregate purchase price for these transactions was approximately $35 million and is subject to customary working capital and other adjustments and was paid from existing cash on hand. Approximately $3.6 million of the total purchase consideration was subject to contractual holdback provisions and is expected to be paid within the next 12 months. The Company has accounted for these transactions as asset acquisitions and has recorded a total of $41 million of developed technology intangible assets, which are being amortized on a straight-line basis over a useful life of 3 years.

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	December 31,
	2021	2020
Computer equipment and software	$221,429	$193,141
Furniture and fixtures	10,238	10,235
Leasehold improvements	19,453	19,382
Property and equipment	251,120	222,758
Less: accumulated depreciation	(203,046)	(171,852)
Property and equipment, net	$48,074	$50,906
Depreciation and amortization expense related to property and equipment amounted to $31.7 million, $35.6 million and $42.9 million, for the years ended December 31, 2021, 2020 and 2019, respectively. Of these amounts, $28.4 million, $31.6 million and $38.1 million are included in cost of revenue for the years ended December 31, 2021, 2020 and 2019, respectively, and $3.3 million, $4.0 million and $4.8 million are included in general and administrative expense for the years ended December 31, 2021, 2020 and 2019, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. There was no loss on disposal for the years ended December 31, 2021, 2020 and 2019, respectively.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $27.8 million, $25.1 million and $23.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. During 2021, 2020 and 2019, the Company invested significantly in its product development and hosting infrastructure to enhance its customer experience and increase the efficiency with which management deploys new products and features.
The portion of total depreciation expense related to capitalized internal-use software was $26.9 million, $28.9 million and $30.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statement of Operations.
As of December 31, 2021 and 2020, the Company had capitalized internal-use software of $39.0 million and $38.0 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(5) Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the Company’s goodwill balance for the year ended December 31, 2021 (in thousands):

Goodwill
Balance as of December 31, 2020	$89,413
Goodwill related to acquisitions	131,098
Foreign currency translation adjustment	(695)
Balance as of December 31, 2021	$219,816
In 2021, the Company’s goodwill balance was allocated to a single reporting unit. The Company performed its annual goodwill assessment as of October 1, 2021 and concluded that the fair value of its reporting unit was greater than its carrying amount, and therefore, no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment of its content business reporting unit to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment.
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

Intangible Assets
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021				As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$55,542	$(13,906)	$41,636	11	$18,132	$(11,032)	$7,100
Trade name	11,787	(6,805)	4,982	8	6,669	(6,328)	341
Developed technology	67,940	(14,214)	53,726	4	6,930	(5,039)	1,891
Contributor content	37,984	(14,632)	23,352	8	26,669	(10,378)	16,291
Patents	259	(133)	126	18	259	(117)	142
Total	$173,512	$(49,690)	$123,822		$58,659	$(32,894)	$25,765
Amortization expense related to the intangible assets was $17.1 million, $5.8 million and $7.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Of these amounts, $13.1 million, $3.4 million and $2.3 million are included

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in cost of revenue for the years ended December 31, 2021, 2020 and 2019, respectively, and $4.0 million, $2.4 million and $4.7 million are included in general and administrative expense for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $28.3 million in 2022, $28.0 million in 2023, $21.0 million in 2024, $10.2 million in 2025, $8.2 million in 2026 and $28.1 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Compensation	$43,529	$31,499
Non-income taxes	21,488	17,164
Website hosting and marketing fees	18,314	9,991
Other expenses	16,198	9,255
Total accrued expenses	$99,529	$67,909

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
The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2021, the Company has not issued and has no plans to issue any shares of preferred stock.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to purchase an additional $100 million of its common stock. As of December 31, 2021, the Company has repurchased approximately 2.8 million shares of its common stock under the share repurchase program at an average per-share cost of approximately $45.55.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During 2021, the Company repurchased approximately 233,700 shares of its common stock at an average per share cost of $116.26. During 2020, the Company did not repurchase any shares of its common stock under the share repurchase program. As of December 31, 2021, there is $73 million of remaining authorization for purchases under the share repurchase program.
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
Dividends
On February 11, 2020, the Board of Directors approved the initiation of a quarterly cash dividend. The Company declared and paid cash dividends totaling $0.84 and $0.68 per share of common stock, or $30.7 million and $24.4 million, during the years ended December 31, 2021 and 2020, respectively.
On January 24, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on March 17, 2022 to stockholders of record at the close of business on March 3, 2022. Future declaration of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s revenue by distribution channel for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
E-commerce	$490,212	$412,521	$392,241
Enterprise	283,203	254,165	258,282
Total Revenues	$773,415	$666,686	$650,523
The December 31, 2021 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $145.2 million of total revenue recognized for the year ended December 31, 2021 was reflected in deferred revenue as of January 1, 2021.

(9) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under the 2012 Plan based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$363	$430	$220
Sales and marketing	2,888	1,887	1,934
Product development	6,720	4,494	4,737
General and administrative	26,208	21,498	15,924
Total	$36,179	$28,309	$22,815

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$710	$2,088	$5,721
RSUs	35,469	26,221	17,094
Total	$36,179	$28,309	$22,815
2012 Omnibus Equity Incentive Plan
On October 10, 2012, the Company’s 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan was initially 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s Board of Directors. Any awards issued under the 2012 Plan that are forfeited by the participant will become available for future grant under the 2012 Plan. The number of shares of common stock available under the 2012 Plan was automatically increased by approximately 1,087,000 and 1,065,000 shares on January 1, 2021 and 2020, respectively, pursuant to the automatic increase provisions of the 2012 Plan.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Option Awards
The following is a summary of stock option awards and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2020	977,033	$57.90
Options exercised	(56,476)	37.93
Options outstanding at December 31, 2021	920,557	$59.13

Options exercisable at December 31, 2021	316,000	$34.19
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	As of December 31,
	2021	2020
Stock options outstanding	$29,600	$16,100
Stock options exercisable	$24,200	$12,600
Stock options vested and expected to vest	$29,600	$16,100
The intrinsic value of stock options exercised for the years ended December 31, 2021, 2020 and 2019 was approximately $3.0 million, $0.5 million and $1.1 million, respectively.
The following weighted average assumptions were used in the fair value calculation for the years ended December 31, 2020 and 2019. No stock option awards were granted during the year ended December 31, 2021.

	Year Ended December 31,
	2020	2019
Expected term (in years)	6.0	6.3
Volatility	43.8%	45.4%
Risk-free interest rate	1.73%	1.83%
Dividend yield	—	—
Valuation Data:
Weighted average fair value per share granted	$18.86	$18.05

On April 24, 2014, the Company granted 500,000 stock options with a market-based condition to its Founder and Executive Chairman. In 2018, the number of stock options was adjusted from 500,000 stock options to approximately 527,000 and the exercise price of each option was adjusted from $80.94 to $76.73, in connection with a special dividend and pursuant to the anti-dilution provisions of the 2012 Plan. The stock options will not vest or become exercisable unless (i) the Founder and Executive Chairman remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company’s common stock equals or exceeds $161.88 per share for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive provided that the Founder and Executive Chairman remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $21.6 million and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion of the requisite service period, no charge will be reversed.
As of December 31, 2021, the total unrecognized compensation charge related to 2012 Plan non-vested options is approximately $0.9 million, which is expected to be recognized through fiscal year 2023.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units Awards (including PRSUs)
The following table presents a summary of the Company’s RSUs activity for the year ended December 31, 2021:

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2020	1,408,023	$40.72
Units granted	622,387	85.40
Units vested	(601,447)	40.35
Units canceled or forfeited	(250,305)	52.96
Non-vested balance at December 31, 2021	1,178,658	$61.90

Non-vested and deferred balance at December 31, 2021	1,221,045	$61.32

On April 24, 2014, the Company granted 100,000 restricted stock units with a market-based condition to its Founder and Executive Chairman. In 2018, the number of RSUs was adjusted to approximately 105,000, in connection with a special dividend and pursuant to the anti-dilution provisions of the 2012 Plan. The restricted stock units will vest only if (i) the reporting person remains continuously employed by the Company until the fifth anniversary of the date of grant and (ii) the average 90-day closing price of the Company's common stock equals or exceeds $161.88 for any 90 consecutive calendar days during the period commencing on the fifth anniversary of the date of grant and ending on the tenth anniversary of the date of grant, inclusive; provided that the reporting person remains continuously employed by the Company until the date of satisfaction of such condition. The derived requisite service period was determined to be six years based on a valuation technique. The total fair value of the grant is $5.8 million and is being recognized over the derived requisite service period. In the event that the market condition remains unsatisfied upon completion of the requisite service period, no charge will be reversed.
As of December 31, 2021, the total unrecognized compensation charge related to the restricted stock units is approximately $44.7 million, which is expected to be recognized through fiscal 2024.

(10) Other (Expense) / Income, net
The following table presents a summary of the Company’s other (expense) / income activity included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Foreign currency (loss) / gain	$(3,303)	$3,067	$540
Interest income	137	1,190	4,221
Other	(204)	—	—
Other (expense) / income, net	$(3,370)	$4,257	$4,761

(11) Income Taxes
The Company’s geographical breakdown of its income / (loss) before income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$104,241	$83,255	$25,549
Foreign	495	6,268	(633)
Income before income taxes	$104,736	$89,523	$24,916

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision:
Federal	$7,834	$11,287	$2,824
State and local	2,694	2,294	1,127
Foreign	4,096	3,158	2,882
Deferred provision (benefit):
Federal	(1,715)	(1,147)	(2,337)
State and local	(137)	149	(52)
Foreign	81	2,016	364
Provision for income taxes	$12,853	$17,757	$4,808

The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. income tax at federal statutory rate	21.0%	21.0%	21.0%
Tax credits	(1.8)	(1.7)	(12.6)
State and local taxes, net of federal benefit	1.6	1.5	1.7
Equity-based compensation	(0.6)	2.4	2.0
Foreign rate differential	0.5	0.5	0.3
Foreign-derived intangible income deduction	(5.5)	(6.0)	(12.0)
Uncertain tax positions	0.8	1.0	12.4
Valuation allowance	0.8	0.9	3.9
Capital loss	(4.9)	—	—
Non-deductible—other	0.4	0.2	2.6
Total provision for income taxes	12.3%	19.8%	19.3%

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effect of the Company’s temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Non-cash equity-based compensation	$13,612	$11,508
Intangible amortization	261	850
Accruals and reserves	6,016	3,542
Lease liabilities	9,715	10,995
Net operating losses	7,591	3,204
Other	1,729	1,557
Gross deferred tax assets	38,924	31,656
Valuation allowance	(3,632)	(1,861)
Net deferred tax assets	35,292	29,795
Deferred tax liabilities:
Right-of-use assets	(7,260)	(8,557)
Depreciation and amortization	(20,301)	(7,672)
Net deferred tax assets	$7,731	$13,566

The non-cash equity-based compensation for the Company includes a deferred tax asset of $6.2 million associated with the performance-based grant of stock options and restricted stock units to the Company’s Founder and Executive Chairman. In addition, the $3.6 million valuation allowance relates to certain foreign net operating loss carryforwards, where the Company has determined that there is sufficient uncertainty regarding the future realization of these net operating losses.
The following table summarizes changes to the Company’s unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance of unrecognized tax benefits at January 1	$9,592	$8,949	$5,846
Gross additions for tax positions for prior years	—	—	173
Gross additions for tax positions for current year	795	724	3,842
Gross reductions for tax positions of prior years	(158)	(81)	—
Gross expirations	—	—	(912)
Balance of unrecognized tax benefits at December 31	$10,229	$9,592	$8,949
The total amount of unrecognized tax benefits as of December 31, 2021 was $9.3 million, which, if recognized, would impact the Company’s effective tax rate in future periods. Unrecognized tax benefits is included within prepaid expenses and other current assets and other non-current liabilities on the Consolidated Balance Sheets. The Company has determined that it is reasonably possible that there will be a reversal of unrecognized tax benefits by as much as $1.4 million in the next fiscal year due to the expected resolution of prior year tax matters.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. Interest and penalties included in the Company’s provision for income taxes were not material in all the periods presented.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service for tax year 2017 and 2018 and Wisconsin for years 2015 - 2018. The Company is no longer subject to U.S. federal tax examinations for years before 2017, or state and local tax examinations by tax authorities for years before 2015.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2021, the Company has $38.2 million in tax net operating loss carryforwards in US and foreign tax jurisdictions which are available to reduce future income taxes and the majority of this amount relates to jurisdictions with an indefinite carryforward period.
As of December 31, 2021, the Company had approximately $15.2 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. An estimate of the associated unrecognized deferred tax liability related to these undistributed earnings is not material.

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
The following table sets forth the computation of basic and diluted net income per share for fiscal years 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$91,883	$71,766	$20,108
Shares used to compute basic net income per share	36,509	35,844	35,285
Dilutive potential common shares:
Stock options and employee stock purchase plan shares	247	99	83
Unvested restricted stock awards	568	426	213
Shares used to compute diluted net income per share	37,324	36,369	35,581
Basic net income per share	$2.52	$2.00	$0.57
Diluted net income per share	$2.46	$1.97	$0.57

Potentially dilutive shares included in the calculation	1,336	1,286	917
Anti-dilutive shares excluded from the calculation	6	931	1,202

(13) Geographic Financial Information
The following represents the Company’s geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$290,979	$236,599	$228,185
Europe	253,479	220,665	217,397
Rest of the world	228,957	209,422	204,941
Total revenue	$773,415	$666,686	$650,523
Included in North America is the United States which comprises approximately 34%, 33% and 32% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2021	2020
North America	$40,465	$43,451
Europe	7,460	7,192
Rest of world	149	263
Total long-lived tangible assets	$48,074	$50,906
Included in North America is the United States, which comprises 76% and 75% of total long-lived tangible assets as of December 31, 2021 and 2020, respectively. Ireland, included in Europe in the above table, accounted for 11% of total long-lived tangible assets as of December 31, 2021. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(14) Leasing
The Company’s leases relate primarily to office facilities that expire on various dates from 2022 through 2029, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating lease costs, including insignificant costs related to short-term leases, were $10.2 million, $10.5 million and $11.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company made cash payments for operating leases of $9.7 million for the year ended December 31, 2021, which were included in cash flows from operating activities within the Consolidated Statements of Cash Flows. In addition, for the year ended December 31, 2021, the Company also recorded right-of-use assets of $1.4 million obtained in exchange for lease obligations. The Company’s operating leases have a weighted average remaining lease term of 6.75 years and a weighted average discount rate of 6.1%.
Balance sheet information for the Company’s leases as of December 31, 2021, is as follows:

	December 31,
(in thousands)	2021	2020
Right-of-use assets	$34,570	$39,552

Lease liabilities, current	$8,364	$9,097
Lease liabilities, non-current	36,966	41,620
Total lease liabilities	$45,330	$50,717
Lease Commitments

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its lease liabilities at December 31, 2021 are as follows (in thousands):

Reconciliation of future undiscounted lease payments to lease liabilities	Lease Commitments
Year ending December 31,
2022	8,694
2023	7,147
2024	7,253
2024	7,675
2025	7,299
Thereafter	18,119
Total undiscounted lease payments	56,187
Less: imputed interest	(10,857)
Total lease liabilities	$45,330
The Company’s most significant lease is for its headquarters in New York City, which was entered into in March 2013 and was amended in January 2016 (“ESB Lease”). As amended, the ESB Lease will expire in 2029, and the undiscounted remaining future minimum lease payments are approximately $50.4 million. The Company is also party to a letter of credit as a security deposit for this leased facility, in the amount of $1.7 million.

(15) Commitments and Contingencies
Other Non-Lease Obligations
As of December 31, 2021, the Company’s other unconditional cash obligations, consisting primarily of unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, are as follows:

Year Ending December 31,	Other Obligations
2022	$28,600
2023	12,400
2024	4,700
2025	2,100
2026	300
Thereafter	—
Total non-lease unconditional obligations	$48,100

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
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2021, the Company has recorded no liabilities related to indemnification for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Specimen Stock Certificate of the Registrant	S-3ASR	333-243706	4.1	August 10, 2020
4.2	§	Description of the Registrant’s Securities	10-K	001-35669	4.1	February 13, 2020
10.1	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2012 Employee Stock Purchase Plan and Form of Subscription Agreement.	S-1/A	333-181376	10.3	June 29, 2012
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.5(d)	§	Amendment to Employment Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(d)	February 13, 2020
10.5(e)	§	Amendment to Severance and Change in Control Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(e)	February 13, 2020
10.6		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.7		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.8		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.9		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.10	§	Shutterstock, Inc. Director Compensation Policy	10-K	001-35669	10.1	February 26, 2019
10.11	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.12	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.13	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.14	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.15	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016
10.16	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.17	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	8-K	001-35669	10.1	February 11, 2020
10.19	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, for grants subsequent to April 2020	10-Q	001-35669	10.1	April 27, 2021

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20(a)	§	Employment Agreement, dated August 5, 2019, by and between the Company and Steven Ciardiello	8-K	001-35669	10.1	August 6, 2019
10.20(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Steven Ciardiello	10-Q	001-35669	10.4	November 5, 2019
10.21(a)	§	Employment Agreement, dated March 13, 2019, by and between the Company and Stan Pavlovsky	10-Q	001-35669	10.1	April 25, 2019
10.21(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Stan Pavlovsky	10-Q	001-35669	10.1	November 5, 2019
10.21(c)	§	Second Amendment to Employment Agreement, dated February 11, 2020, by and between Stan Pavlovsky and Shutterstock, Inc.	10-K	001-35669	10.25(c)	February 13, 2020
10.22	§	Employment Agreement, dated November 7, 2019, by and between the Company and Jarrod Yahes	8-K	001-35669	10.1	November 18, 2019
10.23	§	Employment Agreement, dated November 4, 2019, between the Company and Pietro Silvio	10-Q	001-35669	10.2	July 28, 2020
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SHUTTERSTOCK, INC.
Dated: February 10, 2022	By:	/s/ STAN PAVLOVSKY
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

Signature	Title	Date

/s/ JONATHAN ORINGER	Founder and Executive Chairman of the Board	February 10, 2022
Jonathan Oringer
/s/ STAN PAVLOVSKY	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2022
Stan Pavlovsky
/s/ JARROD YAHES	Chief Financial Officer (Principal Financial Officer)	February 10, 2022
Jarrod Yahes
/s/ STEVEN CIARDIELLO	Chief Accounting Officer (Principal Accounting Officer)	February 10, 2022
Steven Ciardiello
/s/ RACHNA BHASIN	Director	February 10, 2022
Rachna Bhasin
/s/ DEIRDRE M. BIGLEY	Director	February 10, 2022
Deirdre M. Bigley
/s/ THOMAS R. EVANS	Director	February 10, 2022
Thomas R. Evans
/s/ PAUL J. HENNESSY	Director	February 10, 2022
Paul J. Hennessy
/s/ ALFONSE UPSHAW	Director	February 10, 2022
Alfonse Upshaw