Form 10-Q
period 2022-03-31
Shutterstock, Inc.
filed 2022-04-26
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
As of April 22, 2022, 36,237,291 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2022

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies and our competitive position. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aims,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2022 (our “2021 Form 10-K”), and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2021 Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.
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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$258,112	$314,017
Accounts receivable, net of allowance of $2,125 and $1,910	44,774	47,707
Prepaid expenses and other current assets	36,833	26,491
Total current assets	339,719	388,215
Property and equipment, net	50,206	48,074
Right-of-use assets	32,935	34,570
Intangible assets, net	116,859	123,822
Goodwill	219,176	219,816
Deferred tax assets, net	11,559	10,512
Other assets	25,524	26,701
Total assets	$795,978	$851,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,208	$10,092
Accrued expenses	74,131	99,529
Contributor royalties payable	29,816	29,004
Deferred revenue	178,734	180,979
Other current liabilities	13,997	14,180
Total current liabilities	303,886	333,784
Deferred tax liability, net	2,517	2,781
Lease liabilities	35,857	36,966
Other non-current liabilities	9,295	9,697
Total liabilities	351,555	383,228
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,352 and 39,209 shares issued and 36,138 and 36,417 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	394	392
Treasury stock, at cost; 3,214 and 2,792 shares as of March 31, 2022 and December 31, 2021, respectively	(165,465)	(127,196)
Additional paid-in capital	373,765	376,537
Accumulated comprehensive loss	(11,674)	(10,788)
Retained earnings	247,403	229,537
Total stockholders’ equity	444,423	468,482
Total liabilities and stockholders’ equity	$795,978	$851,710
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$199,132	$183,281

Operating expenses:
Cost of revenue	69,451	61,832
Sales and marketing	53,329	41,921
Product development	13,626	10,731
General and administrative	30,808	30,679
Total operating expenses	167,214	145,163
Income from operations	31,918	38,118
Other income / (expense), net	758	(2,462)
Income before income taxes	32,676	35,656
Provision for income taxes	6,104	6,142
Net income	$26,572	$29,514

Earnings per share:
Basic	$0.73	$0.81
Diluted	$0.71	$0.79

Weighted average common shares outstanding:
Basic	36,303	36,336
Diluted	37,204	37,249
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$26,572	$29,514
Foreign currency translation (loss) / gain	(886)	226
Other comprehensive (loss) / income	(886)	226
Comprehensive income	$25,686	$29,740

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended March 31, 2022	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2021	39,209	$392	2,792	$(127,196)	$376,537	$(10,788)	$229,537	$468,482
Equity-based compensation	—	—	—	—	7,826	—	—	7,826
Issuance of common stock in connection with employee stock option exercises and RSU vesting	261	3	—	—	(3)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(118)	(1)	—	—	(10,595)	—	—	(10,596)
Repurchase of treasury shares	—	—	422	(38,269)	—	—	—	(38,269)
Cash dividends paid	—	—	—	—	—	—	(8,706)	(8,706)
Other comprehensive loss	—	—	—	—	—	(886)	—	(886)
Net income	—	—	—	—	—	—	26,572	26,572
Balance at March 31, 2022	39,352	$394	3,214	$(165,465)	$373,765	$(11,674)	$247,403	$444,423

Three Months Ended March 31, 2021
Balance at December 31, 2020	38,803	$389	2,558	$(100,027)	$360,939	$(7,681)	$168,305	$421,925
Equity-based compensation	—	—	—	—	8,210	—	—	8,210
Issuance of common stock in connection with employee stock option exercises and RSU vesting	357	4	—	—	1,305	—	—	1,309
Common shares withheld for settlement of taxes in connection with equity-based compensation	(150)	(2)	—	—	(13,032)	—	—	(13,034)
Cash dividends paid	—	—	—	—	—	—	(7,646)	(7,646)
Other comprehensive income	—	—	—	—	—	226	—	226
Net income	—	—	—	—	—	—	29,514	29,514
Balance at March 31, 2021	39,010	$391	2,558	$(100,027)	$357,422	$(7,455)	$190,173	$440,504
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,572	$29,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,065	10,091
Deferred taxes	(1,242)	(433)
Non-cash equity-based compensation	7,826	8,210
Bad debt expense	361	526
Changes in operating assets and liabilities:
Accounts receivable	2,366	(5,892)
Prepaid expenses and other current and non-current assets	(1,376)	(9,306)
Accounts payable and other current and non-current liabilities	(26,717)	(72)
Contributor royalties payable	1,030	(369)
Deferred revenue	(1,162)	3,559
Net cash provided by operating activities	$22,723	$35,828

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,775)	(8,548)
Business combination, net of cash acquired	—	(72,165)
Acquisition of content	(734)	(489)
Security deposit payment	(16)	(11)
Net cash used in investing activities	$(12,525)	$(81,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of treasury shares	(38,372)	—
Proceeds from exercise of stock options	—	1,309
Cash paid related to settlement of employee taxes related to RSU vesting	(18,496)	(13,034)
Payment of cash dividend	(8,706)	(7,646)
Net cash used in financing activities	$(65,574)	$(19,371)

Effect of foreign exchange rate changes on cash	(529)	108
Net decrease in cash and cash equivalents	(55,905)	(64,648)

Cash and cash equivalents, beginning of period	314,017	428,574
Cash and cash equivalents, end of period	$258,112	$363,926

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$1,666	$3,363
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc. (the “Company” or “Shutterstock”) is the leading global creative platform for transformative brands and media companies. The Company’s platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity.
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
•3 Dimensional (“3D”) Models - consisting of 3D models, used in a variety of industries such as advertising, media and video production, gaming, retail, education, design and architecture. This offering became available upon the Company’s acquisition of TurboSquid, Inc. on February 1, 2021.
•Creative Design Software - consisting of the Company’s online graphic design and image editing platform. This offering became available after the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities from PicMonkey, LLC on September 3, 2021.
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
The interim Consolidated Balance Sheet as of March 31, 2022, and the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for the three months ended March 31, 2022 and 2021 are unaudited. The Consolidated Balance Sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of March 31, 2022, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 10, 2022. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.

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
During the three months ended March 31, 2022, the Company recorded bad debt expense of $0.4 million. As of March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was approximately $2.1 million and $1.9 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2022 and December 31, 2021, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Company’s products directly to customers as the principal in those transactions. Accordingly, the Company recognizes revenue net of costs paid to resellers.

(2) Fair Value Measurements and Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of March 31, 2022 or December 31, 2021, except as noted below.
Cash Equivalents
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of March 31, 2022 and December 31, 2021, the Company had cash equivalent balances of $145.1 million and $195.1 million, respectively.
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
Long-term Investments
As of March 31, 2022 and December 31, 2021, the Company’s long-term investments were in equity securities with no readily determinable fair value, totaled $20.0 million, and were reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of March 31, 2022, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

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
The TurboSquid transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date. The fair value of consideration transferred in this business combination has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of this

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

acquisition are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade names and developed technology were determined using the relief-from-royalty method, and the fair value of the contributor content was determined using the cost-to-recreate method.
The aggregate purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed (in thousands):	TurboSquid
Cash and cash equivalents	$5,165
Other assets	1,553
Property and equipment	472
Intangible assets:
Customer relationships	9,000
Trade name	2,200
Developed technology	7,800
Contributor content	2,500
Intangible assets	21,500
Goodwill	59,491
Total assets acquired	$88,181

Accounts payable, accrued expenses and other liabilities	(4,685)
Contributor royalties payable	(2,243)
Deferred tax liability	(3,923)
Total liabilities assumed	(10,851)
Net assets acquired	$77,330

The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three months ended March 31, 2021 as if the TurboSquid acquisition had been completed on January 1, 2020, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period:

Three Months Ended March 31,
2021
Revenue
As Reported	$183,281
Pro Forma	185,344
Income before income taxes
As Reported	$35,656
Pro Forma	36,957

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2022	As of December 31, 2021
Computer equipment and software	$231,231	$221,429
Furniture and fixtures	10,241	10,238
Leasehold improvements	19,432	19,453
Property and equipment	260,904	251,120
Less accumulated depreciation	(210,698)	(203,046)
Property and equipment, net	$50,206	$48,074
Depreciation and amortization expense related to property and equipment was $8.0 million for the three months ended March 31, 2022 and 2021. Of these amounts, $7.2 million and $7.1 million are included in cost of revenue for the three months ended March 31, 2022 and 2021, respectively, and $0.8 million and $0.9 million are included in general and administrative expense for the three months ended March 31, 2022 and 2021, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $9.5 million and $7.0 million for the three months ended March 31, 2022 and 2021, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $6.9 million and $6.7 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of March 31, 2022 and December 31, 2021, the Company had capitalized internal-use software of $41.6 million and $39.0 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the three months ended March 31, 2022.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the three months ended March 31, 2022 (in thousands):

Goodwill
Balance as of December 31, 2021	$219,816
Foreign currency translation adjustment	(640)
Balance as of March 31, 2022	$219,176

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$55,109	$(14,821)	$40,288	11	$55,542	$(13,906)	$41,636
Trade name	11,656	(6,835)	4,821	8	11,787	(6,805)	4,982
Developed technology	67,438	(18,657)	48,781	4	67,940	(14,214)	53,726
Contributor content	38,593	(15,747)	22,846	8	37,984	(14,632)	23,352
Patents	259	(136)	123	18	259	(133)	126
Total	$173,055	$(56,196)	$116,859		$173,512	$(49,690)	$123,822
Amortization expense was $7.1 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. Of these amounts, $6.5 million and $1.2 million are included in cost of revenue for the three months ended March 31, 2022 and 2021, respectively, and $0.6 million and $0.9 million are included in general and administrative expense for the three months ended March 31, 2022 and 2021, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $21.2 million for the remaining nine months of 2022, $27.9 million in 2023, $20.9 million in 2024, $10.3 million in 2025, $8.3 million in 2026, $6.1 million in 2027 and $22.2 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Compensation	$23,444	$43,529
Non-income taxes	20,557	21,488
Website hosting and marketing fees	14,977	18,314
Other expenses	15,153	16,198
Total accrued expenses	$74,131	$99,529

(7) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 143,000 and 207,000 shares of common stock during the three months ended March 31, 2022 and 2021, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
During the three months ended March 31, 2022, the Company repurchased approximately 422,000 shares of its common stock at an average per share cost of $90.69. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock under the share repurchase program. As of March 31, 2022, the Company had $34.6 million of remaining authorization for purchases under the share repurchase program.
Dividends
The Company declared and paid cash dividends of $0.24 per share of common stock, or $8.7 million, during the three months ended March 31, 2022, and $0.21 per share of common stock, or $7.6 million, during the three months ended March 31, 2021.
On April 19, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on June 16, 2022 to stockholders of record at the close of business on June 2, 2022. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all equity-based compensation awards, including employee Restricted Stock Units and Performance-based Restricted Stock Units (“PRSUs” and, collectively with Restricted Stock Units, “RSUs”) and stock options granted under the Company’s Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), based on the fair value of each award on the grant date.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$78	$164
Sales and marketing	928	467
Product development	1,781	1,229
General and administrative	5,039	6,350
Total	$7,826	$8,210
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$175	$175
RSUs	7,651	8,035
Total	$7,826	$8,210
Stock Option Awards
During the three months ended March 31, 2022, no options to purchase shares of its common stock were granted. As of March 31, 2022, there were approximately 333,000 options vested and exercisable with a weighted average exercise price of $34.68. As of March 31, 2022, the total unrecognized compensation expense related to non-vested options was approximately $0.7 million, which is expected to be recognized through 2023.
Restricted Stock Unit Awards
During the three months ended March 31, 2022, the Company had RSU grants, net of forfeitures, of approximately 116,000. As of March 31, 2022, there are approximately 1,035,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $66.61. As of March 31, 2022, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $36.0 million, which is expected to be recognized through 2025.
During the three months ended March 31, 2022 and 2021, shares of common stock with an aggregate value of $10.6 million and $13.0 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
On April 1, 2022, the Company granted approximately 591,000 RSUs with a grant date fair value of $54.1 million.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s revenues by distribution channel for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
E-commerce	$127,070	$118,400
Enterprise	72,062	64,881
Total Revenues	$199,132	$183,281
The March 31, 2022 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $82.6 million of total revenue recognized for the three months ended March 31, 2022 was reflected in deferred revenue as of December 31, 2021.

(9) Other Income / (Expense), net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Foreign currency gain / (loss)	$734	$(2,510)
Interest income, net	24	48
Total other income / (expense)	$758	$(2,462)

(10) Income Taxes
The Company’s effective tax rates were 18.7% and 17.2% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the net effect of discrete items decreased the effective tax rate by 0.2%. Excluding these items, the Company’s effective tax rate would have been 18.9% for the three months ended March 31, 2022.
For the three months ended March 31, 2021, the net effect of discrete items decreased the effective tax rate by 1.8%. Excluding these items, the Company’s effective tax rate would have been 19.0% for the three months ended March 31, 2021.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, in the applicable period.
During the three months ended March 31, 2022 and 2021, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022 and 2021, the Company paid net cash taxes of $1.7 million and $3.4 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$26,572	$29,514
Shares used to compute basic net income per share	36,303	36,336
Dilutive potential common shares
Stock options	233	224
Unvested restricted stock awards	668	689
Shares used to compute diluted net income per share	37,204	37,249
Basic net income per share	$0.73	$0.81
Diluted net income per share	$0.71	$0.79

Dilutive shares included in the calculation	1,409	1,436
Anti-dilutive shares excluded from the calculation	56	18

(12) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2022	2021
North America	$79,943	$64,309
Europe	62,553	62,277
Rest of the world	56,636	56,695
Total revenue	$199,132	$183,281
The United States, included in North America in the above table, accounted for 37% and 32% of consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of March 31,	As of December 31,
	2022	2021
North America	$41,946	$40,465
Europe	8,142	7,460
Rest of the world	118	149
Total long-lived tangible assets	$50,206	$48,074
The United States, included in North America in the above table, accounted for 76% of total long-lived tangible assets as of March 31, 2022 and December 31, 2021. Ireland, included in Europe in the above table, accounted for 12% and 11% of total long-lived tangible assets as of March 31, 2022 and December 31, 2021, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(13) Commitments and Contingencies
Unconditional purchase obligations and other obligations
As of March 31, 2022, the Company had total other non-lease obligations in the amount of approximately $110.3 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2022, the Company’s other obligations for the remainder of 2022 and for the years ending December 31, 2023, 2024, 2025 and 2026 were approximately $44.3 million, $35.4 million, $26.3 million, $4.0 million and $0.3 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of March 31, 2022, the Company had recorded no material liabilities related to indemnification for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our 2021 Form 10-K.
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosures contained in our 2021 Form 10-K for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
Overview and Recent Developments
Shutterstock, Inc. (referred to herein as the “Company”, “we,” “our,” and “us”) is the leading global creative platform for transformative brands and media companies. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed.
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
•3 Dimensional (“3D”) Models - consisting of 3D models, used in a variety of industries such as advertising, media and video production, gaming, retail, education, design and architecture. This offering became available upon our acquisition of TurboSquid, Inc. (“TurboSquid”) on February 1, 2021.
•Creative Design Software - consisting of our online graphic design and image editing platform. This offering became available after we completed the acquisition of substantially all of the assets and assumption of certain liabilities from PicMonkey, LLC (“PicMonkey”) on September 3, 2021.
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
In addition, in July of 2021, through our newly formed entity Shutterstock.AI, Inc. (“Shutterstock.AI”), we acquired Pattern89, Inc., Datasine Limited, and assets from Shotzr, Inc., three artificial intelligence entities that provide data driven insights through their artificial intelligence platforms. Shutterstock.AI will commercialize data assets within our content library and enable companies to grow their capabilities in computer vision and content insights. The artificial intelligence tools obtained from these acquisitions will enable us to help customers make more data-informed content decisions.
Over 2.1 million active, paying customers contributed to our revenue for the twelve-month period ended March 31, 2022. As of March 31, 2022, more than 2.1 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 405 million images and more than 25 million footage clips as of March 31, 2022. This makes our collection of content one of the largest of its kind, and we delivered 44.6 million paid downloads to our customers across all of our brands during the three months ended March 31, 2022.
Through our platform, we generate revenue by licensing content to our customers. During the three months ended March 31, 2022, 64% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties, including our shutterstock.com, bigstock.com, premiumbeat.com and turbosquid.com websites. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from our API platform as well as access to Shutterstock Editorial, which includes our library of editorial images and videos and Shutterstock Studios, which provides data-driven content strategy, brand storytelling and full scale production services. Our Enterprise sales channel provided approximately 36% of our revenue for the three months ended March 31, 2022.
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

Key Operating Metrics
We regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Subscribers (end of period)[1]	359,000	306,000
Subscriber revenue (in millions)[1]	$85.4	$76.5

Average revenue per customer (last twelve months)[1]	$355	$342
Paid downloads (in millions)	44.6	45.8
Revenue per download	$4.22	$3.96
Content in our collection (end of period, in millions):
Images	405	370
Footage clips	25	21
___________________________________________________
1 For the quarter ended March 31, 2021, Subscribers, Subscriber Revenue and Average Revenue Per Download exclude customers and revenue related to our acquisitions of TurboSquid and PicMonkey. For the quarter ended March 31, 2022, Subscribers, Subscriber Revenue and Average Revenue Per Download exclude customers and revenue related to PicMonkey.

Subscribers
We define subscribers as those customers who purchase one or more of our monthly recurring products for a continuous period of at least three months, measured as of the end of the reporting period. For periods ending on or prior to December 31, 2021, Subscribers excludes customers related to our acquisitions of TurboSquid and PicMonkey. For the three months ended March 31, 2022, subscribers excludes customers related to PicMonkey. We believe the number of subscribers is an important metric that provides insight into our monthly recurring business and its growth. We believe that an increase in our number of subscribers is an indicator of engagement in our platform and potential for future growth.
Subscriber Revenue
We define subscriber revenue as the revenue generated from subscribers during the period. For periods ending on or prior to December 31, 2021, subscriber revenue excludes revenues related to our acquisitions of TurboSquid and PicMonkey. For the three months ended March 31, 2022, subscriber revenue excludes revenues related to PicMonkey. We believe subscriber revenue, together with our number of subscribers, provide insight into the portion of our business and growth driven by our monthly recurring products.
Average Revenue Per Customer
Average revenue per customer is calculated by dividing total revenue for the last twelve-month period by customers. We define customers as total active, paying customers that contributed to total revenue over the last twelve-month period. For periods ending on or prior to December 31, 2021, average revenue per customer excludes revenues and customers related to our acquisitions of TurboSquid and PicMonkey. For the three months ended March 31, 2022, average revenue per customer excludes revenues and customers related to PicMonkey. Changes in our average revenue per customer will be driven by changes in the mix of our subscription-based products and the pricing in our transactional business.
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
A description of our critical accounting policies that involve significant management judgments appears in our 2021 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
See Note 1 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our 2021 Form 10-K.

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
The Company’s revenues by distribution channel for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
E-commerce	$127,070	$118,400
Enterprise	72,062	64,881
Total Revenues	$199,132	$183,281

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Consolidated Statements of Operations:
Revenue	$199,132	$183,281
Operating expenses:
Cost of revenue	69,451	61,832
Sales and marketing	53,329	41,921
Product development	13,626	10,731
General and administrative	30,808	30,679
Total operating expenses	167,214	145,163
Income from operations	31,918	38,118
Other income / (expense), net	758	(2,462)
Income before income taxes	32,676	35,656
Provision for income taxes	6,104	6,142
Net income	$26,572	$29,514

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	35%	34%
Sales and marketing	27%	23%
Product development	7%	6%
General and administrative	15%	17%
Total operating expenses	84%	79%
Income from operations	16%	21%
Other income / (expense), net	—%	(1)%
Income before income taxes	16%	19%
Provision for income taxes	3%	3%
Net income	13%	16%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended March 31, 2022 and 2021
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$199,132	$183,281	$15,851	9%
Operating expenses:
Cost of revenue	69,451	61,832	7,619	12
Sales and marketing	53,329	41,921	11,408	27
Product development	13,626	10,731	2,895	27
General and administrative	30,808	30,679	129	—
Total operating expenses	167,214	145,163	22,051	15
Income from operations	31,918	38,118	(6,200)	(16)
Other income / (expense), net	758	(2,462)	3,220	(131)
Income before income taxes	32,676	35,656	(2,980)	(8)
Provision for income taxes	6,104	6,142	(38)	(1)
Net income	$26,572	$29,514	$(2,942)	(10)%

Revenue
Revenue increased by $15.9 million, or 9%, to $199.1 million in the three months ended March 31, 2022 compared to the same period in 2021. On a constant currency basis, revenue increased approximately 11% in the three months ended March 31, 2022, compared to the same period in 2021.
The Company’s E-commerce revenues increased by 7%, to $127.1 million in the three months ended March 31, 2022, compared to the same period in 2021. On a constant currency basis, E-commerce revenues increased by 9% in the three months ended March 31, 2022, compared to the same period in 2021. During the three months ended March 31, 2022, growth in our E-commerce sales channel was driven by higher subscriber revenue and also benefited from our acquisitions of TurboSquid and PicMonkey, which were completed on February 1, 2021 and September 3, 2021, respectively.
The Company’s Enterprise revenues increased by 11%, to $72.1 million in the three months ended March 31, 2022, compared to the same period in 2021. On a constant currency basis, the Company’s Enterprise revenues increased by 13% in the three months ended March 31, 2022, compared to the same period in 2021. Enterprise revenue growth was driven by our multi-asset product offerings and continued momentum in Shutterstock Studios and Shutterstock Editorial.
In the three months ended March 31, 2022 and 2021, we delivered 44.6 million and 45.8 million paid downloads, respectively, and our revenue per download was $4.22 and $3.96 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the increase in revenue per download was primarily due to changes in product mix.
Changes in our revenue by region were as follows: revenue from North America increased by $15.6 million, or 24%, to $79.9 million, revenue from Europe increased by $0.3 million, to $62.6 million and revenue from outside Europe and North America decreased by $0.1 million, to $56.6 million, in the three months ended March 31, 2022 compared to the same period in 2021.

Costs and Expenses
Cost of Revenue. Cost of revenue increased by $7.6 million, or 12% to $69.5 million in the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily driven by increased depreciation and amortization expense driven by our recent acquisitions, in addition to higher royalty expense. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.

Sales and Marketing. Sales and marketing expenses increased by $11.4 million, or 27%, to $53.3 million in the three months ended March 31, 2022 compared to the same period in 2021. As a percent of revenue, sales and marketing expenses increased to 27% for the three months ended March 31, 2022, from 23% for the same period in 2021. This was primarily driven by (i) $6.4 million in increased marketing spend, and (ii) $3.4 million in higher employee-related costs. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses increased by $2.9 million, or 27%, to $13.6 million in the three months ended March 31, 2022 compared to the same period in 2021. This increase was driven by $2.5 million in higher employee and third-party contractor related costs, net of capitalized labor, for the three months ended March 31, 2022, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses remained flat, increasing by $0.1 million, to $30.8 million in the three months ended March 31, 2022 compared to the same period in 2021. During the three months ended March 31, 2022, general and administrative expenses included expense of $1 million related to a donation to provide direct assistance to Shutterstock’s contributors in Ukraine. This increase was offset by lower personnel costs and non-cash compensation expense.
Other Income / (Expense), Net. In the three months ended March 31, 2022, other income / (expense), net substantially consisted of $0.7 million of favorable foreign currency fluctuations. During the three months ended March 31, 2021, other income / (expense), net substantially consisted of $2.5 million of unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense remained flat at $6.1 million for the three months ended March 31, 2022 and 2021. Our effective tax rates were 18.7% and 17.2% for the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022, the net effect of discrete items decreased the effective tax rate by 0.2%. Excluding discrete items, our effective tax rate would have been 18.9% for the three months ended March 31, 2022.
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
See “Risks Related to the Coronavirus (“COVID-19”) Pandemic, The effect of the COVID-19 pandemic on our operations, and the operations of our customers, partners and suppliers, could have a material adverse effect on our business, financial condition, cash flows and results of operations” in Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents totaling $258.1 million which primarily consisted of bank balances and money market funds. Since inception, we have financed our operations primarily through cash flows generated from operations.
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
Dividends
We declared and paid cash dividends of $0.24 per share of common stock, or $8.7 million during the three months ended March 31, 2022.
On April 19, 2022, our Board of Directors declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on June 16, 2022 to stockholders of record at the close of business on June 2, 2022. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of March 31, 2022, we have repurchased approximately 3.2 million shares of our common stock under the share repurchase program at an average per-share cost of $51.48. During the three months ended March 31, 2022, we repurchased approximately 422,000 shares of our common stock at an average per share cost of $90.69. As of March 31, 2022, we had $34.6 million of remaining authorization for purchases under the share repurchase program.
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
During the three months ended March 31, 2022, the Company paid $18.5 million related to employee taxes on RSU vestings.
Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Future capital expenditures could relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure. See Note 13 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of March 31, 2022.

Cash Flows
The following table summarizes our cash flow data for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$22,723	$35,828
Net cash used in investing activities	$(12,525)	$(81,213)
Net cash used in financing activities	$(65,574)	$(19,371)
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
Net cash provided by operating activities was $22.7 million for the three months ended March 31, 2022, compared to $35.8 million for the three months ended March 31, 2021. In the three months ended March 31, 2022, operating cash flows were unfavorably impacted from a reduction in operating income and changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2022 was $12.5 million, consisting primarily of (i) capital expenditures of $11.8 million for internal-use software and website development costs and purchases of software and equipment, and (ii) $0.7 million paid to acquire the rights to distribute certain digital content into perpetuity.
Cash used in investing activities in the three months ended March 31, 2021 was $81.2 million, consisting primarily of cash used in the acquisition of TurboSquid of $72.2 million, net of cash acquired and capital expenditures of $8.5 million for internal-use software and website development costs and purchases of software and equipment.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2022 was $65.6 million, consisting of (i) $38.4 million in connection with the repurchase of common stock under our share repurchase program; (ii) $18.5 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards, and $8.7 million, related to the payment of the quarterly cash dividend.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $49.0 million. We are also party to a letter of credit as a security deposit for this leased facility in the amount of $1.7 million.
Additionally, as of March 31, 2022, aggregate undiscounted future minimum lease payments under other operating leases are approximately $4.8 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of March 31, 2022, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2022 and for the fiscal years ending December 31, 2023, 2024, 2025 and 2026 were approximately $44.3 million, $35.4 million, $26.3 million, $4.0 million and $0.3 million, respectively.

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

	Three Months Ended March 31,
	2022	2021
Non-GAAP Financial Measures:	(in thousands)
Adjusted EBITDA	$54,809	$56,419
Adjusted net income	37,184	36,636
Free cash flow	$10,214	$26,791
Revenue growth on a constant currency basis	11%	11%

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
Our use of non-GAAP financial measures has limitations as an analytical tool, and these measures should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP, as the excluded items may have significant effects on our operating results and financial condition. Additionally, our methods for measuring non-GAAP financial measures may differ from other companies’ similarly titled measures. When evaluating our performance, these non-

GAAP financial measures should be considered in addition to other financial performance measures, including various cash flow metrics, net income and our other GAAP results.
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
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Net income	$26,572	$29,514
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	15,065	10,091
Non-cash equity-based compensation	7,826	8,210
Other adjustments, net(1)	(758)	2,462
Provision for income taxes	6,104	6,142
Adjusted EBITDA	$54,809	$56,419
Adjusted EBITDA margin	27.5%	30.8%
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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Net income	$26,572	$29,514
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	7,826	8,210
Tax effect of non-cash equity-based compensation(1)	(1,838)	(1,929)
Acquisition-related amortization expense	6,045	1,099
Tax effect of acquisition-related amortization expense(1)	(1,421)	(258)
Adjusted net income	$37,184	$36,636

Adjusted net income per diluted common share	$1.00	$0.98
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

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Reported revenue (in thousands)	$199,132	$183,281
Revenue growth	9%	14%
Revenue growth on a constant currency basis	11%	11%

E-commerce reported revenue (in thousands)	$127,070	$118,400
E-commerce revenue growth	7%	19%
E-commerce revenue growth on a constant currency basis	9%	16%

Enterprise reported revenue (in thousands)	$72,062	$64,881
Enterprise revenue growth	11%	5%
Enterprise revenue growth on a constant currency basis	13%	3%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Net cash provided by operating activities	$22,723	$35,828
Capital expenditures	(11,775)	(8,548)
Content acquisitions	(734)	(489)
Free Cash Flow	$10,214	$26,791

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 33% and 36% for the three months ended March 31, 2022 and 2021, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the three months ended March 31, 2022, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended March 31,
	2022		2021
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$37,618	€33,015	$37,890	€31,955
British pounds	13,465	£9,993	13,994	£10,315
All other non-U.S. currencies(1)	14,186		13,946
Total foreign currency	65,269		65,830

U.S. dollar	133,863		117,451
Total revenue	$199,132		$183,281
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
We did not have any long-term borrowings as of March 31, 2022.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2022, there were no material changes to these risk factors as described in our 2021 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(c)

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2022	60,000	$96.38	60,000
February 1 - 28, 2022	168,215	90.22	168,215
March 1 - 31, 2022	193,764	89.33	193,764
	421,979	$90.69	421,979	$34,561,801
_______________________________________________________________________________
(1)We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by our Board of Directors. In October 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock, and in February 2017, our Board of Directors approved an increase to the share repurchase program, authorizing us to repurchase an additional $100 million of our outstanding common stock. As of March 31, 2022, $34.6 million remained available for purchase under this authorization.

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

SHUTTERSTOCK, INC.

Dated: April 26, 2022	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: April 26, 2022	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)