Form 10-Q
period 2022-06-30
Shutterstock, Inc.
filed 2022-07-26
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
As of July 22, 2022, 35,968,440 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2022

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
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Shutterstock Studios” and “Shutterstock Editor” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$84,046	$314,017
Accounts receivable, net of allowance of $2,990 and $1,910	48,816	47,707
Prepaid expenses and other current assets	30,394	26,491
Total current assets	163,256	388,215
Property and equipment, net	52,549	48,074
Right-of-use assets	34,293	34,570
Intangible assets, net	185,860	123,822
Goodwill	377,654	219,816
Deferred tax assets, net	8,709	10,512
Other assets	26,247	26,701
Total assets	$848,568	$851,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,889	$10,092
Accrued expenses	84,547	99,529
Contributor royalties payable	34,853	29,004
Deferred revenue	178,353	180,979
Debt	50,000	—
Other current liabilities	14,309	14,180
Total current liabilities	367,951	333,784
Deferred tax liability, net	4,592	2,781
Lease liabilities	37,397	36,966
Other non-current liabilities	9,535	9,697
Total liabilities	419,475	383,228
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,482 and 39,209 shares issued and 35,981 and 36,417 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	395	392
Treasury stock, at cost; 3,501 and 2,792 shares as of June 30, 2022 and December 31, 2021, respectively	(183,800)	(127,196)
Additional paid-in capital	370,934	376,537
Accumulated comprehensive loss	(16,619)	(10,788)
Retained earnings	258,183	229,537
Total stockholders’ equity	429,093	468,482
Total liabilities and stockholders’ equity	$848,568	$851,710
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$206,872	$189,912	$406,004	$373,193

Operating expenses:
Cost of revenue	77,019	67,757	146,470	129,589
Sales and marketing	54,229	45,896	107,558	87,817
Product development	17,162	11,993	30,788	22,724
General and administrative	33,088	31,041	63,896	61,720
Total operating expenses	181,498	156,687	348,712	301,850
Income from operations	25,374	33,225	57,292	71,343
Other (expense) / income, net	(2,661)	1,323	(1,903)	(1,139)
Income before income taxes	22,713	34,548	55,389	70,204
Provision for income taxes	3,268	5,094	9,372	11,236
Net income	$19,445	$29,454	$46,017	$58,968

Earnings per share:
Basic	$0.54	$0.81	$1.27	$1.62
Diluted	$0.53	$0.79	$1.25	$1.58

Weighted average common shares outstanding:
Basic	36,123	36,570	36,213	36,453
Diluted	36,578	37,189	36,890	37,218
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$19,445	$29,454	$46,017	$58,968
Foreign currency translation (loss) / gain	(4,945)	64	(5,831)	290
Other comprehensive (loss) / income	(4,945)	64	(5,831)	290
Comprehensive income	$14,500	$29,518	$40,186	$59,258

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended June 30, 2022	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2022	39,352	$394	3,214	$(165,465)	$373,765	$(11,674)	$247,403	$444,423
Equity-based compensation	—	—	—	—	7,044	—	—	7,044
Issuance of common stock in connection with employee stock option exercises and RSU vesting	242	2	—	—	566	—	—	568
Common shares withheld for settlement of taxes in connection with equity-based compensation	(112)	(1)	—	—	(10,441)	—	—	(10,442)
Repurchase of treasury shares	—	—	287	(18,335)	—	—	—	(18,335)
Cash dividends paid	—	—	—	—	—	—	(8,665)	(8,665)
Other comprehensive loss	—	—	—	—	—	(4,945)	—	(4,945)
Net income	—	—	—	—	—	—	19,445	19,445
Balance at June 30, 2022	39,482	$395	3,501	$(183,800)	$370,934	$(16,619)	$258,183	$429,093

Three Months Ended June 30, 2021
Balance at March 31, 2021	39,010	$391	2,558	$(100,027)	$357,422	$(7,455)	$190,173	$440,504
Equity-based compensation	—	—	—	—	9,686	—	—	9,686
Issuance of common stock in connection with employee stock option exercises and RSU vesting	244	2	—	—	490	—	—	492
Common shares withheld for settlement of taxes in connection with equity-based compensation	(81)	(1)	—	—	(7,194)	—	—	(7,195)
Cash dividends paid	—	—	—	—	—	—	(7,671)	(7,671)
Other comprehensive income	—	—	—	—	—	64	—	64
Net income	—	—	—	—	—	—	29,454	29,454
Balance at June 30, 2021	39,173	$392	2,558	$(100,027)	$360,404	$(7,391)	$211,956	$465,334

Six Months Ended June 30, 2022
Balance at December 31, 2021	39,209	$392	2,792	$(127,196)	$376,537	$(10,788)	$229,537	$468,482
Equity-based compensation	—	—	—	—	14,870	—	—	14,870
Issuance of common stock in connection with employee stock option exercises and RSU vesting	503	5	—	—	563	—	—	568
Common shares withheld for settlement of taxes in connection with equity-based compensation	(230)	(2)	—	—	(21,036)	—	—	(21,038)
Repurchase of treasury shares	—	—	709	(56,604)	—	—	—	(56,604)
Cash dividends paid	—	—	—	—	—	—	(17,371)	(17,371)
Other comprehensive loss	—	—	—	—	—	(5,831)	—	(5,831)
Net income	—	—	—	—	—	—	46,017	46,017
Balance at June 30, 2022	39,482	$395	3,501	$(183,800)	$370,934	$(16,619)	$258,183	$429,093

Six Months Ended June 30, 2021
Balance at December 31, 2020	38,803	$389	2,558	$(100,027)	$360,939	$(7,681)	$168,305	$421,925
Equity-based compensation	—	—	—	—	17,896	—	—	17,896
Issuance of common stock in connection with employee stock option exercises and RSU vesting	601	6	—	—	1,795	—	—	1,801
Common shares withheld for settlement of taxes in connection with equity-based compensation	(231)	(3)	—	—	(20,226)	—	—	(20,229)
Cash dividends paid	—	—	—	—	—	—	(15,317)	(15,317)
Other comprehensive income	—	—	—	—	—	290	—	290
Net income	—	—	—	—	—	—	58,968	58,968
Balance at June 30, 2021	39,173	$392	2,558	$(100,027)	$360,404	$(7,391)	$211,956	$465,334
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,017	$58,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,575	20,243
Deferred taxes	(3,602)	1,782
Non-cash equity-based compensation	14,869	17,896
Bad debt expense	620	213
Changes in operating assets and liabilities:
Accounts receivable	(762)	(6,056)
Prepaid expenses and other current and non-current assets	(1,207)	(5,892)
Accounts payable and other current and non-current liabilities	(28,980)	6,359
Contributor royalties payable	3,713	1,750
Deferred revenue	(2,669)	11,953
Net cash provided by operating activities	$59,574	$107,216

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,797)	(15,337)
Business combination, net of cash acquired	(212,096)	(72,165)
Asset acquisitions	(150)	—
Acquisition of content	(6,999)	(3,396)
Security deposit payment	(281)	(65)
Net cash used in investing activities	$(240,323)	$(90,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of treasury shares	(56,937)	—
Proceeds from exercise of stock options	568	1,801
Cash paid related to settlement of employee taxes related to RSU vesting	(21,038)	(20,229)
Payment of cash dividend	(17,371)	(15,317)
Proceeds from credit facility	50,000	—
Payment of debt issuance costs	(619)	—
Net cash used in financing activities	$(45,397)	$(33,745)

Effect of foreign exchange rate changes on cash	(3,825)	(36)
Net decrease in cash and cash equivalents	(229,971)	(17,528)

Cash and cash equivalents, beginning of period	314,017	428,574
Cash and cash equivalents, end of period	$84,046	$411,046

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$12,700	$9,495
Cash paid for interest	90	—
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
On May 11, 2022, the Company completed its acquisition of Pond5, Inc. (“Pond5”), a video-first content marketplace which expands Shutterstock’s content offerings across footage, image and music. On May 28, 2022, Shutterstock acquired SCP 2020 Limited (“Splash News”), an entertainment news network for newsrooms and media companies, which offers image and video content across celebrity, red carpet and live events.
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
The interim Consolidated Balance Sheet as of June 30, 2022, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, are unaudited. The Consolidated Balance Sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of June 30, 2022, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other future annual or interim period.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
During the six months ended June 30, 2022, the Company recorded bad debt expense of $0.6 million. As of June 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was approximately $3.0 million and $1.9 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2022 and December 31, 2021, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
Revenue Recognition
The majority of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. Subsequent to the acquisition of PicMonkey, the Company also generates revenue from tools made available through the Company’s platform.
The Company recognizes revenue upon the satisfaction of performance obligations. For content licenses, the Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided. In addition, the Company estimates expected unused licenses for subscription-based products and recognizes the revenue associated with the unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity, and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. For revenue associated with tools made available through the Company’s platform, revenue is recognized on a straight-line basis over the subscription period. The Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
Interest expense
Interest expense is comprised of borrowing costs on debt. In addition, interest expense includes amortization of debt issuance costs and unused commitment fees associated with the Company’s credit facility.
Debt issuance costs are recorded in prepaid expenses and other current assets and other assets in the Consolidated Balance Sheets and are amortized over the term of the credit facility.

(2) Fair Value Measurements and Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of June 30, 2022 or December 31, 2021, except as noted below.
Cash Equivalents
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of December 31, 2021, the Company had cash equivalent balances of $195.1 million. As of June 30, 2022, the Company did not have any cash equivalent balances.
Other Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. Debt consists of principal amounts outstanding under our credit facility, which approximates fair value as underlying interest rates are reset regularly based on current market rates and is classified as Level 2. The Company’s non-financial assets, which include property and equipment, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if the Company is required to evaluate a non-financial asset for impairment, whether due to certain triggering events or because annual impairment testing is required, a resulting asset impairment would require that the non-financial asset be recorded at fair value.
Long-term Investments
As of June 30, 2022 and December 31, 2021, the Company’s long-term investments were in equity securities with no readily determinable fair value, totaled $20.0 million, and were reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of June 30, 2022, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

(3) Acquisitions
Pond5, Inc.
On May 11, 2022, the Company completed its acquisition of Pond5, for approximately $218.3 million, subject to customary working capital adjustments. The total purchase price was paid with existing cash on hand as well as a $50 million drawdown on a newly established revolving credit facility (See Note 7). In connection with the acquisition, the Company incurred approximately $3.6 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pond5 is a New York based company that operates a video-first content marketplace for royalty-free and editorial video. The Company believes its acquisition of this video-first content marketplace provides expanded offerings across footage, image and music.
The identifiable intangible assets, which include customer relationships, developed technology and trade names have weighted average useful lives of approximately 12.2 years, 5 years and 10 years, respectively. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.

Splash News
On May 28, 2022, the Company completed its acquisition of Splash News, for approximately $6.3 million. The total purchase price was paid with existing cash on hand in the three months ended June 30, 2022. In connection with the acquisition, the Company incurred approximately $0.3 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
Splash News is a United Kingdom based entertainment news network and is a source for image and video content across celebrity, red carpet and live events. The Company believes this acquisition expands Shutterstock Editorial’s Newsroom offering for access to premium exclusive content.
The identifiable intangible asset, developed technology, has a useful life of approximately 4 years. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.
The Pond5 and Splash News transactions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company’s results of operations from the respective acquisition dates. For the three months ended June 30, 2022, revenue of $7.2 million was included in the Consolidated Statements of Operations related to these acquired companies. The fair value of consideration transferred in these business combinations has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method, and the fair value of the developed technology was determined using the relief-from-royalty and the cost to recreate methods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed (in thousands):	Pond5[1]	Splash News[1]	Total
Cash and cash equivalents	$11,675	$180	$11,855
Accounts receivable	1,273	500	$1,773
Other assets	1,102	525	1,627
Right of use asset	1,674	—	1,674
Intangible assets:			—
Customer relationships	41,900	—	41,900
Trade name	4,700	—	4,700
Developed technology	25,300	1,263	26,563
Intangible assets	71,900	1,263	73,163
Goodwill	154,949	5,565	160,514
Deferred tax asset	—	—	—
Total assets acquired	$242,573	$8,033	$250,606
			—
Accounts payable, accrued expenses and other liabilities	(8,090)	(1,528)	(9,618)
Contributor royalties payable	(3,039)		(3,039)
Deferred revenue	(3,705)	—	(3,705)
Deferred tax liability	(7,434)	(189)	(7,623)
Lease liability	(2,038)	—	(2,038)
Total liabilities assumed	(24,306)	(1,717)	(26,023)
Net assets acquired	$218,267	$6,316	$224,583
____________________________________________________
1 The allocation of the purchase price is preliminary and will be finalized within the allowable measurement period once independent valuations of the fair value of the assets acquired and liabilities assumed are completed.

2021 Acquisitions
PicMonkey, LLC
On September 3, 2021, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities from PicMonkey, for approximately $109.4 million. The total purchase price was paid with existing cash on hand in the three months ended September 30, 2021. In connection with the acquisition, the Company incurred approximately $2 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
PicMonkey is a Washington-based company that operates an online graphic design and image editing platform that enables creators of any skill level to design high-quality visual assets. The Company believes this acquisition provides Shutterstock’s global customer community with professional-grade, easy-to-use design tools.
The identifiable intangible assets, which include customer relationships, developed technology and trade names, have weighted average lives of approximately 12 years, 5 years and 10 years, respectively. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is expected to be deductible for income tax purposes.
TurboSquid, Inc.
On February 1, 2021, the Company completed its acquisition of TurboSquid, Inc. (“TurboSquid”), for approximately $77.3 million. The total purchase price was paid with existing cash on hand in the three months ended March 31, 2021. In connection with the acquisition, the Company incurred approximately $1.6 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
TurboSquid is a Louisiana-based company that operates a marketplace offering more than one million 3D models, a marketplace for 2D images derived from 3D objects and a digital asset management solution. The Company believes this

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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

The PicMonkey and TurboSquid transactions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company’s results of operations from the respective acquisition dates. The fair value of consideration transferred in these business combinations has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade names and developed technology were determined using the relief-from-royalty method, and the fair value of the contributor content was determined using the cost-to-recreate method.
The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed (in thousands):	PicMonkey	TurboSquid	Total
Cash and cash equivalents	$—	$5,165	$5,165
Other assets	502	1,553	2,055
Property and equipment	—	472	472
Right of use asset	1,420	—	1,420
Intangible assets:			—
Customer relationships	28,800	9,000	37,800
Trade name	3,000	2,200	5,200
Developed technology	12,900	7,800	20,700
Contributor content	—	2,500	2,500
Intangible assets	44,700	21,500	66,200
Goodwill	71,607	59,491	131,098
Deferred tax asset	2,456	—	2,456
Total assets acquired	$120,685	$88,181	$208,866

Accounts payable, accrued expenses and other liabilities	(780)	(4,685)	(5,465)
Contributor royalties payable	—	(2,243)	(2,243)
Deferred revenue	(8,557)	—	(8,557)
Deferred tax liability	(533)	(3,923)	(4,456)
Lease liability	(1,420)	—	(1,420)
Total liabilities assumed	(11,290)	(10,851)	(22,141)
Net assets acquired	$109,395	$77,330	$186,725

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three and six months ended June 30, 2022 and 2021, as if the Pond5 and Splash News acquisitions had been completed on January 1, 2021 and as if the TurboSquid and PicMonkey acquisitions had been completed on January 1, 2020, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
As Reported	$206,872	$189,912	$406,004	$373,193
Pro Forma	213,452	211,643	426,287	417,316
Income before income taxes
As Reported	$22,713	$34,548	$55,389	$70,204
Pro Forma	26,326	35,978	58,559	68,941

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2022	As of December 31, 2021
Computer equipment and software	$240,535	$221,429
Furniture and fixtures	10,223	10,238
Leasehold improvements	19,746	19,453
Property and equipment	270,504	251,120
Less accumulated depreciation	(217,955)	(203,046)
Property and equipment, net	$52,549	$48,074

Depreciation expense related to property and equipment was $8.3 million and $7.9 million for the three months ended June 30, 2022 and 2021, respectively, and $16.3 million and $15.9 million for the six months ended June 30, 2022 and 2021, respectively. Cost of revenues included depreciation expense of $7.5 million and $7.1 million for the three months ended June 30, 2022 and 2021, respectively, and $14.7 million and $14.2 million for the six months ended June 30, 2022 and 2021, respectively. General and administrative expense included depreciation expense of $0.8 million for the three months ended June 30, 2022 and 2021, and $1.6 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $10.6 million and $7.2 million for the three months ended June 30, 2022 and 2021, respectively, and $20.1 million and $14.2 million for the six months ended June 30, 2022 and 2021, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $7.2 million and $6.6 million for the three months ended June 30, 2022 and 2021, respectively, and $14.0 million and $13.3 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of June 30, 2022 and December 31, 2021, the Company had capitalized internal-use software of $45.1 million and $39.0 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the six months ended June 30, 2022.
The following table summarizes the changes in the Company’s goodwill balance during the six months ended June 30, 2022 (in thousands):

Goodwill
Balance as of December 31, 2021	$219,816
Goodwill related to acquisitions	160,514
Foreign currency translation adjustment	(2,676)
Balance as of June 30, 2022	$377,654

Intangible Assets
Intangible assets consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$95,508	$(15,556)	$79,952	12	$55,542	$(13,906)	$41,636
Trade name	15,922	(6,659)	9,263	9	11,787	(6,805)	4,982
Developed technology	92,231	(23,327)	68,904	4	67,940	(14,214)	53,726
Contributor content	44,465	(16,843)	27,622	8	37,984	(14,632)	23,352
Patents	259	(140)	119	18	259	(133)	126
Total	$248,385	$(62,525)	$185,860		$173,512	$(49,690)	$123,822

Amortization expense was $8.2 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $15.3 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively. Cost of revenue included amortization expense of $7.7 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $14.2 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. General and administrative expense included amortization expense of $0.6 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $19.0 million for the remaining six months of 2022, $37.7 million in 2023, $30.8 million in 2024, $20.6 million in 2025, $18.6 million in 2026, $13.1 million in 2027 and $46.1 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Compensation	$28,077	$43,529
Non-income taxes	24,711	21,488
Website hosting and marketing fees	9,917	18,314
Other expenses	21,842	16,198
Total accrued expenses	$84,547	$99,529

(7) Debt
On May 6, 2022, the Company entered into a five-year $100 million unsecured revolving loan facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent and other lenders. The Credit Facility includes a letter of credit sub-facility and a swingline facility and it also permits, subject to the satisfaction of certain conditions, up to $100 million of additional revolving loan commitments with the consent of the Administrative Agent.
At the Company’s option, revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on the Company’s consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (“SOFR”) (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on the Company’s consolidated leverage ratio. The Company is also required to pay an unused commitment fee ranging from 0.150% to 0.225%, determined based on the Company’s consolidated leverage ratio. In connection with the execution of this agreement, the Company paid debt issuance costs of approximately $0.6 million.
On May 9, 2022, the Company borrowed $50 million for use in connection with the acquisition of Pond5, described under Note 3 (“Acquisitions”) and for general corporate purposes. As of June 30, 2022, the Company had outstanding borrowings under the Credit Facility of $50 million and had a remaining borrowing capacity of $48 million, net of standby letters of credit. As of December 31, 2021, the Company had no outstanding debt obligations. For the three and six months ended June 30, 2022, the Company recognized interest expense of $0.2 million.
The Credit Facility contains financial covenants and requirements restricting certain of the Company’s activities, which are usual and customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of June 30, 2022, the Company was in compliance with these covenants.

(8) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 130,000 and 163,000 shares of common stock during the three months ended June 30, 2022 and 2021, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
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
During the three and six months ended June 30, 2022, the Company repurchased approximately 286,700 and 708,700 shares of its common stock at an average per share cost of $63.95 and $79.87, respectively. During the six months ended June 30, 2021, the Company did not repurchase any shares of its common stock under the share repurchase program. As of June 30, 2022, the Company had $16.2 million of remaining authorization for purchases under the share repurchase program.
Dividends
The Company declared and paid cash dividends of $0.24 and $0.48 per share of common stock, or $8.7 million and $17.4 million, during the three and six months ended June 30, 2022, respectively, and $0.21 and $0.42 per share of common stock, or $7.7 million and $15.3 million, during the three and six months ended June 30, 2021, respectively.
On July 18, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on September 15, 2022 to stockholders of record at the close of business on September 1, 2022. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all equity-based compensation awards, including employee Restricted Stock Units and Performance-based Restricted Stock Units (“PRSUs” and, collectively with Restricted Stock Units, “RSUs”) and stock options, based on the fair value of each award on the grant date. Awards granted prior to June 1, 2022 were granted under the Company’s Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”). At the Annual Meeting held on June 2, 2022, the Company’s stockholders approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). Awards granted subsequent to June 2, 2022 were granted under the 2022 Plan.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$156	$194	$234	$358
Sales and marketing	1,629	926	2,557	1,393
Product development	2,557	1,799	4,338	3,028
General and administrative	2,701	6,767	7,740	13,117
Total	$7,043	$9,686	$14,869	$17,896
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$(197)	$177	$(22)	$352
RSUs	7,240	9,509	14,891	17,544
Total	$7,043	$9,686	$14,869	$17,896
Stock Option Awards
During the six months ended June 30, 2022, no options to purchase shares of its common stock were granted. As of June 30, 2022, there were approximately 319,000 options vested and exercisable with a weighted average exercise price of $34.46. As of June 30, 2022, the total unrecognized compensation expense related to non-vested options was approximately $0.2 million, which is expected to be recognized through 2023.
Restricted Stock Unit Awards
During the six months ended June 30, 2022, the Company had RSU grants, net of forfeitures, of approximately 745,000. As of June 30, 2022, there are approximately 1,393,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $76.22. As of June 30, 2022, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $81.3 million, which is expected to be recognized through 2026.
During the six months ended June 30, 2022 and 2021, shares of common stock with an aggregate value of $21.0 million and $20.2 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
During the three months ended June 30, 2022, the Company had approximately $3 million in forfeitures associated with the resignation of its former Chief Executive Officer. On July 1, 2022, the Company awarded RSUs with a value of $30 million to its newly appointed Chief Executive Officer, which vest over a three-year service period. $15 million of these awards are subject to performance metrics.

(9) Revenue
The Company distributes its products through two primary channels:
E-commerce: The majority of the Company’s customers make purchases of content licenses and tools directly through the Company’s self-service web properties. E-commerce customers have the flexibility to purchase subscription-based plans that are paid on a monthly or annual basis. Customer are also able to license content on a transactional basis. These customers generally license content under the Company’s standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. E-commerce customers typically pay the full amount of the purchase price in advance or at the time of license, generally with a credit card.
Enterprise: The Company also has a base of customers with unique content, licensing and workflow needs. These customers benefit from communication with dedicated sales professionals, service and research teams which provide a number

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on the E-commerce platform.
The Company’s revenues by distribution channel for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
E-commerce	$127,388	$120,715	$254,458	$239,115
Enterprise	79,484	69,197	151,546	134,078
Total Revenues	$206,872	$189,912	$406,004	$373,193
The June 30, 2022 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $120.5 million of total revenue recognized for the six months ended June 30, 2022 was reflected in deferred revenue as of December 31, 2021.

(10) Other (Expense) / Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency (loss) / gain	$(2,495)	$1,277	$(1,761)	$(1,233)
Interest expense	(205)	—	(205)	—
Other	39	46	63	94
Total other (expense) / income	$(2,661)	$1,323	$(1,903)	$(1,139)

(11) Income Taxes
The Company’s effective tax rates yielded a net expense of 14.4% and 14.7% for the three months ended June 30, 2022 and 2021, respectively, and a net expense of 16.9% and 16.0% for the six months ended June 30, 2022 and 2021, respectively.
During the three months ended June 30, 2022, the net effect of discrete items decreased the effective tax rate by 4.9%. For the six months ended June 30, 2022, the net effect of discrete items decreased the effective tax rate by 2.2%. The discrete items for the three and six months ended June 30, 2022, primarily relate to windfall tax benefits associated with equity-based compensation. Excluding discrete items, the Company’s effective tax rate would have been 19.3% and 19.1% for the three and six months ended June 30, 2022, respectively.
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
During the three and six months ended June 30, 2022 and 2021, uncertain tax positions recorded by the Company were not significant. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2022 and 2021.
During the six months ended June 30, 2022 and 2021, the Company paid net cash taxes of $12.7 million and $9.5 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$19,445	$29,454	$46,017	$58,968
Shares used to compute basic net income per share	36,123	36,570	36,213	36,453
Dilutive potential common shares
Stock options	169	242	201	233
Unvested restricted stock awards	286	377	476	532
Shares used to compute diluted net income per share	36,578	37,189	36,890	37,218
Basic net income per share	$0.54	$0.81	$1.27	$1.62
Diluted net income per share	$0.53	$0.79	$1.25	$1.58

Dilutive shares included in the calculation	836	1,221	1,121	1,328
Anti-dilutive shares excluded from the calculation	590	2	325	10

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(13) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$85,896	$68,954	$165,839	$133,263
Europe	62,931	64,778	125,484	127,055
Rest of the world	58,045	56,180	114,681	112,875
Total revenue	$206,872	$189,912	$406,004	$373,193
The United States, included in North America in the above table, accounted for 38% and 31% of consolidated revenue for the six months ended June 30, 2022 and 2021, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of June 30,	As of December 31,
	2022	2021
North America	$43,625	$40,465
Europe	8,837	7,460
Rest of the world	87	149
Total long-lived tangible assets	$52,549	$48,074
The United States, included in North America in the above table, accounted for 77% and 76% of total long-lived tangible assets as of June 30, 2022 and December 31, 2021, respectively. Ireland, included in Europe in the above table, accounted for 13% and 11% of total long-lived tangible assets as of June 30, 2022 and December 31, 2021, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(14) Commitments and Contingencies
As of June 30, 2022, the Company had total non-lease obligations in the amount of approximately $103.3 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2022, the Company’s non-lease obligations for the remainder of 2022 and for the years ending December 31, 2023, 2024, 2025 and 2026 were approximately $30.6 million, $37.3 million, $28.5 million, $6.3 million and $0.6 million, respectively.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of June 30, 2022, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Pursuant to the Company’s charter documents and separate written indemnification agreements, the Company has certain indemnification obligations to its executive officers, certain employees and directors, as well as certain former officers and directors.
The Company has also entered into employment agreements with its executive officers and certain employees. These agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination or in the event of a change in control or otherwise, with or without cause.

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
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosures contained in our 2021 Form 10-K and this Quarterly Report on Form 10-Q for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
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
On May 11, 2022, we completed our acquisition of Pond5, Inc. (“Pond5”), a video-first content marketplace which expands our content offerings across footage, image and music. On May 28, 2022, we acquired SCP 2020 Limited (“Splash News”), an entertainment news network for newsrooms and media companies, which offers image and video content across celebrity, red carpet and live events.
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
Over 2.1 million active, paying customers contributed to our revenue for the twelve-month period ended June 30, 2022. As of June 30, 2022, more than 2.2 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 415 million images and more than 26 million footage clips as of June 30, 2022. This makes our collection of content one of the largest of its kind, and we delivered 88.0 million paid downloads to our customers across all of our brands during the six months ended June 30, 2022.

Through our platform, we generate revenue as our customers make purchases of content licenses and tools. During the six months ended June 30, 2022, 63% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties, including our shutterstock.com, bigstock.com, premiumbeat.com and turbosquid.com websites. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from our API platform as well as access to Shutterstock Editorial, which includes our library of editorial images and videos and Shutterstock Studios, which provides data-driven content strategy, brand storytelling and full scale production services. Our Enterprise sales channel provided approximately 37% of our revenue for the six months ended June 30, 2022.
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

Key Operating Metrics
We regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Subscribers (end of period)[1]	368,000	321,000	368,000	321,000
Subscriber revenue (in millions)[1]	$84.7	$78.1	$170.1	$154.6

Average revenue per customer (last twelve months)[1]	$359	$356	$359	$356
Paid downloads (in millions)	43.4	44.9	88.0	90.7
Revenue per download	$4.46	$4.17	$4.34	$4.07
Content in our collection (end of period, in millions):
Images	415	380	415	380
Footage clips	26	22	26	22
___________________________________________________
1 For the three and six months ended June 30, 2021, Subscribers, Subscriber Revenue and Average Revenue Per Customer exclude customers and revenue related to our acquisitions of TurboSquid, PicMonkey, Pond5 and Splash News. For the three and six months ended June 30, 2022, Subscribers, Subscriber Revenue and Average Revenue Per Download exclude customers and revenue related to PicMonkey, Pond5 and Splash News.

Subscribers
We define subscribers as those customers who purchase one or more of our monthly recurring products for a continuous period of at least three months, measured as of the end of the reporting period. For the three and six months ended June 30, 2021, Subscribers excludes customers related to our acquisitions of TurboSquid, PicMonkey, Pond5 and Splash News. For the three and six months ended June 30, 2022, subscribers excludes customers related to PicMonkey, Pond5 and Splash News. We believe the number of subscribers is an important metric that provides insight into our monthly recurring business and its growth. We believe that an increase in our number of subscribers is an indicator of engagement in our platform and potential for future growth.
Subscriber Revenue
We define subscriber revenue as the revenue generated from subscribers during the period. For the three and six months ended June 30, 2021, subscriber revenue excludes revenues related to our acquisitions of TurboSquid, PicMonkey, Pond5 and Splash News. For the three and six months ended June 30, 2022, subscriber revenue excludes revenues related to PicMonkey, Pond5 and Splash News. We believe subscriber revenue, together with our number of subscribers, provide insight into the portion of our business and growth driven by our monthly recurring products.
Average Revenue Per Customer
Average revenue per customer is calculated by dividing total revenue for the last twelve-month period by customers. We define customers as total active, paying customers that contributed to total revenue over the last twelve-month period. For three and six months ended June 30, 2021, average revenue per customer excludes revenues and customers related to our acquisitions of TurboSquid, PicMonkey, Pond5 and Splash News. For the three and six months ended June 30, 2022, average revenue per customer excludes revenues and customers related to PicMonkey, Pond5 and Splash News. Changes in our average revenue per customer will be driven by changes in the mix of our subscription-based products and the pricing in our transactional business.
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

Key Components of Our Results of Operations
Revenue
We distribute our content offerings through two primary channels:
E-commerce: The majority of our customers make purchases of content licenses and tools directly through our self-service web properties. E-commerce customers have the flexibility to purchase a subscription-based plan that is paid on a monthly or annual basis or to license content on a transactional basis. These customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. E-commerce customers typically pay the full amount of the purchase price in advance or at the time of license, generally with a credit card.
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
The Company’s revenues by distribution channel for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
E-commerce	$127,388	$120,715	$254,458	$239,115
Enterprise	79,484	69,197	151,546	134,078
Total Revenues	$206,872	$189,912	$406,004	$373,193

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
Other Income / (Expense), Net. Other income / (expense), net consists of non-operating costs such as foreign currency transaction gains and losses in addition to interest income and expense.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Consolidated Statements of Operations:
Revenue	$206,872	$189,912	$406,004	$373,193
Operating expenses:
Cost of revenue	77,019	67,757	146,470	129,589
Sales and marketing	54,229	45,896	107,558	87,817
Product development	17,162	11,993	30,788	22,724
General and administrative	33,088	31,041	63,896	61,720
Total operating expenses	181,498	156,687	348,712	301,850
Income from operations	25,374	33,225	57,292	71,343
Other (expense) / income, net	(2,661)	1,323	(1,903)	(1,139)
Income before income taxes	22,713	34,548	55,389	70,204
Provision for income taxes	3,268	5,094	9,372	11,236
Net income	$19,445	$29,454	$46,017	$58,968

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	37%	36%	36%	35%
Sales and marketing	26%	24%	26%	24%
Product development	8%	6%	8%	6%
General and administrative	16%	16%	16%	17%
Total operating expenses	88%	83%	86%	81%
Income from operations	12%	17%	14%	19%
Other (expense) / income, net	(1)%	1%	—%	—%
Income before income taxes	11%	18%	14%	19%
Provision for income taxes	2%	3%	2%	3%
Net income	9%	16%	11%	16%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended June 30, 2022 and 2021
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$206,872	$189,912	$16,960	9%
Operating expenses:
Cost of revenue	77,019	67,757	9,262	14
Sales and marketing	54,229	45,896	8,333	18
Product development	17,162	11,993	5,169	43
General and administrative	33,088	31,041	2,047	7
Total operating expenses	181,498	156,687	24,811	16
Income from operations	25,374	33,225	(7,851)	(24)
Other (expense) / income, net	(2,661)	1,323	(3,984)	(301)
Income before income taxes	22,713	34,548	(11,835)	(34)
Provision for income taxes	3,268	5,094	(1,826)	(36)
Net income	$19,445	$29,454	$(10,009)	(34)%

Revenue
Revenue increased by $17.0 million, or 9%, to $206.9 million in the three months ended June 30, 2022 compared to the same period in 2021. On a constant currency basis, revenue increased approximately 13% in the three months ended June 30, 2022, compared to the same period in 2021.
The Company’s E-commerce revenues increased by 6%, to $127.4 million in the three months ended June 30, 2022, compared to the same period in 2021. On a constant currency basis, E-commerce revenues increased by 9% in the three months ended June 30, 2022, compared to the same period in 2021. During the three months ended June 30, 2022, growth in our E-commerce sales channel was primarily driven by revenue generated from our acquisitions of PicMonkey and Pond5 which were completed on September 3, 2021 and May 11, 2022, respectively. E-commerce revenue also benefited from higher subscriber revenue, which was offset by a reduction in revenue generated from our transactional products.
The Company’s Enterprise revenues increased by 15%, to $79.5 million in the three months ended June 30, 2022, compared to the same period in 2021. On a constant currency basis, the Company’s Enterprise revenues increased by 19% in the three months ended June 30, 2022, compared to the same period in 2021. Enterprise revenue growth was driven by our multi-asset product offerings and continued momentum in Shutterstock Studios and Shutterstock Editorial. Enterprise revenue growth also benefited from our acquisitions of Pond5 and Splash News, which were completed on May 11, 2022 and May 28, 2022, respectively.
In the three months ended June 30, 2022 and 2021, we delivered 43.4 million and 44.9 million paid downloads, respectively, and our revenue per download was $4.46 and $4.17 for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, the increase in revenue per download was primarily due to changes in product mix.
Changes in our revenue by region were as follows: revenue from North America increased by $16.9 million, or 25%, to $85.9 million, revenue from Europe decreased by $1.8 million, or 3%, to $62.9 million and revenue from outside Europe and North America increased by $1.9 million, or 3%, to $58.0 million, in the three months ended June 30, 2022 compared to the same period in 2021.

Costs and Expenses
Cost of Revenue. Cost of revenue increased by $9.3 million, or 14% to $77.0 million in the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty, content and reviewer costs; and (iii) higher costs associated with website hosting, hardware and software licenses. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing. Sales and marketing expenses increased by $8.3 million, or 18%, to $54.2 million in the three months ended June 30, 2022 compared to the same period in 2021. As a percent of revenue, sales and marketing expenses increased to 26% for the three months ended June 30, 2022, from 24% for the same period in 2021. This was primarily driven by (i) $4.4 million in increased marketing spend, primarily related to performance marketing, and (ii) $1.3 million in higher employee-related costs. In addition, the Company has incurred additional marketing expenses associated with second quarter live events and festivals. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses increased by $5.2 million, or 43%, to $17.2 million in the three months ended June 30, 2022 compared to the same period in 2021. This increase was driven by $3.8 million in higher employee and third-party contractor related costs, net of capitalized labor, for the three months ended June 30, 2022, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $2.0 million, or 7%, to $33.1 million in the three months ended June 30, 2022 compared to the same period in 2021. During the three months ended June 30, 2022, general and administrative expenses included (i) $4.1 million in higher professional fees primarily related to our acquisitions of Pond5 and Splash News, (ii) $0.7 million related to realized foreign currency losses and (iii) $0.6 million in higher bad debt expense. This was partially offset by a $4.2 million decrease in non-cash compensation expense primarily related to the departure of certain executives of the Company.
Other (Expense) / Income, Net. In the three months ended June 30, 2022, other (expense) / income, net substantially consisted of $2.5 million of unfavorable unrealized foreign currency fluctuations and $0.2 million of interest expense related to the Credit Facility. During the three months ended June 30, 2021, other (expense) / income, net substantially consisted of $1.3 million of favorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense decreased by $1.8 million for the three months ended June 30, 2022, compared to the same period in 2021. Our effective tax rates were 14.4% and 14.7% for the three months ended June 30, 2022 and 2021, respectively.
For the three months ended June 30, 2022, the effective tax rate decreased by 4.9% related primarily to windfall tax benefits associated with equity-based compensation. Excluding discrete items, our effective tax rate would have been 19.3% for the three months ended June 30, 2022.
For the three months ended June 30, 2021, the effective tax rate decreased by 5.3% related primarily to windfall tax benefits associated with equity-based compensation. Excluding these items, our effective tax rate would have been 20.0% for the three months ended June 30, 2021.
As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$406,004	$373,193	$32,811	9%
Operating expenses:
Cost of revenue	146,470	129,589	16,881	13%
Sales and marketing	107,558	87,817	19,741	22%
Product development	30,788	22,724	8,064	35%
General and administrative	63,896	61,720	2,176	4%
Total operating expenses	348,712	301,850	46,862	16%
Income from operations	57,292	71,343	(14,051)	(20)%
Other (expense) / income, net	(1,903)	(1,139)	(764)	*
Income before income taxes	55,389	70,204	(14,815)	(21)%
Provision for income taxes	9,372	11,236	(1,864)	(17)%
Net income	$46,017	$58,968	$(12,951)	(22)%
______________________________________
*    Not meaningful
Revenue
Revenue increased by $32.8 million, or 9%, to $406.0 million in the six months ended June 30, 2022 compared to the same period in 2021. On a constant currency basis, revenue increased approximately 12% in the six months ended June 30, 2022, compared to the same period in 2021.
The Company’s E-commerce revenues increased by 6%, to $254.5 million in the six months ended June 30, 2022, compared to the same period in 2021. On a constant currency basis, the Company’s E-commerce revenues increased by 9% in the six months ended June 30, 2022, compared to the same period in 2021. During the six months ended June 30, 2022, growth in our E-commerce sales channel was primarily driven by revenue generated from our acquisitions of TurboSquid, PicMonkey and Pond5, which were completed on February 1, 2021, September 3, 2021 and May 11, 2022, respectively. E-commerce revenue also benefited from higher subscriber revenue, which was offset by a reduction in revenue generated from our transactional products.
The Company’s Enterprise revenues increased by 13%, to $151.5 million in the six months ended June 30, 2022, compared to the same period in 2021. On a constant currency basis, the Company’s Enterprise revenues increased by 16% in the six months ended June 30, 2022, compared to the same period in 2021. Enterprise revenue growth was driven by our multi-asset product offerings and continued momentum in Shutterstock Studios and Shutterstock Editorial. Enterprise revenue growth also benefited from our acquisitions of Pond5 and Splash News, which were completed on May 11, 2022 and May 28, 2022, respectively.
In the six months ended June 30, 2022 and 2021, we delivered 88.0 million and 90.7 million paid downloads, respectively, and our revenue per download was $4.34 and $4.07 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, the increase in revenue per download was primarily due to changes in product mix.
Changes in our revenue by region were as follows: revenue from North America increased by $32.6 million, or 24%, to $165.8 million, revenue from Europe decreased by $1.6 million, or 1%, to $125.5 million and revenue from outside Europe and North America increased by $1.8 million, or 2%, to $114.7 million, in the six months ended June 30, 2022 compared to the same period in 2021.

Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $16.9 million, or 13%, to $146.5 million in the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty, content and reviewer costs; and (iii) higher costs associated with website hosting, hardware and software licenses. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing.   Sales and marketing expenses increased by $19.7 million, or 22%, to $107.6 million in the six months ended June 30, 2022 compared to the same period in 2021. As a percent of revenue, sales and marketing expenses increased to 26% for the six months ended June 30, 2022, from 24% for the same period in 2021. The increase in sales and marketing expenses was primarily driven by (i) $10.8 million in higher marketing spend, primarily related to performance marketing, and (ii) $4.7 million in higher employee-related costs. In addition, the Company has incurred additional marketing expenses associated with second quarter live events and festivals. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses increased by $8.1 million, or 35%, to $30.8 million in the six months ended June 30, 2022 as compared to the same period in 2021. This increase in product development was primarily driven by $6.3 million in higher employee and third-party contractor related costs, net of capitalized labor for the six months ended June 30, 2022. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses increased by $2.2 million, or 4%, to $63.9 million in the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by: (i) $4.3 million in higher professional fees primarily related to our acquisitions of Pond5 and Splash News, (ii) $1 million related to a donation to provide direct assistance to Shutterstock’s contributors in Ukraine, (iii) $0.9 million related to realized foreign currency losses, (iv) $0.6 million in higher employee-related costs, and (v) $0.4 million increase in bad debt expense. These increases were partially offset by a $5.6 million decrease in non-cash compensation expense related to the departure of certain executives and expense associated with certain performance based awards.
Other (Expense) / Income, Net. During the six months ended June 30, 2022, other (expense) / income, net substantially consisted of $1.8 million of unfavorable foreign currency fluctuations and $0.2 million of interest expense related to the Credit Facility. During the six months ended June 30, 2021, approximately $1.2 million of other (expense) / income, net consisted unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.   Income tax expense decreased by $1.9 million for the six months ended June 30, 2022 as compared to the same period in 2021. Our effective tax rates for the six months ended June 30, 2022 and 2021 were 16.9% and 16.0%, respectively.
For the six months ended June 30, 2022, the effective tax rate decreased by 2.2% related primarily to windfall tax benefits associated with equity-based compensation. Excluding discrete items, our effective tax rate would have been 19.1% for the six months ended June 30, 2022.
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

Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents totaling $84.0 million which consisted of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our credit facility, which was obtained on May 6, 2022.
Historically, our principal uses of cash have included funding our operations, capital expenditures, content acquisitions, business combinations and asset acquisitions that enhance our strategic position, cash dividend payments and share purchases under our share repurchase program. We plan to finance our operations, capital expenditures and corporate actions largely through cash generated by our operations and our credit facility. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.
Dividends
We declared and paid cash dividends of $0.48 per share of common stock, or $17.4 million during the six months ended June 30, 2022.
On July 18, 2022, our Board of Directors declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on September 15, 2022 to stockholders of record at the close of business on September 1, 2022. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
Share Repurchase Program
In October 2015, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $100 million of our common stock and, in February 2017, our Board of Directors approved an increase to the share repurchase program, authorizing us to repurchase up to an additional $100 million of our outstanding common stock. We expect to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our share repurchase program is subject to us having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares of our common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of June 30, 2022, we have repurchased approximately 3.5 million shares of our common stock under the share repurchase program at an average per-share cost of $52.50. During the six months ended June 30, 2022, we repurchased approximately 708,700 shares of our common stock at an average per share cost of $79.87. As of June 30, 2022, we had $16.2 million of remaining authorization for purchases under the share repurchase program.

Equity-Based Compensation
Upon the vesting of restricted stock units (“RSUs”), we have a practice of net share settlement, to cover any required withholding taxes by retaining the number of shares with a value equal to the amount of the tax and remitting an equal amount of cash to the appropriate taxing authorities, rather than requiring employees to sell a portion of the shares that they receive upon vesting to fund the required withholding taxes (“sell-to-cover”). The net share settlement approach has increased our cash outflows compared to the cash outflows under the sell-to-cover approach. In addition, as compared to the sell-to-cover approach, net share settlement has resulted in fewer shares being issued into the market as employees’ RSUs vest, thereby reducing the dilutive impact of our equity-based compensation programs on stockholders.
During the six months ended June 30, 2022, we paid $21.0 million related to employee taxes on RSU vestings.
Revolving Credit Facility
On May 6, 2022, we entered into a five-year $100 million unsecured revolving loan facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent and other lenders. The Credit Facility includes a letter of credit sub-facility and a swingline facility and it also permits, subject to the satisfaction of certain conditions, up to $100 million of additional revolving loan commitments with the consent of the Administrative Agent.
At our option, revolving loans accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on the Company’s consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (“SOFR”) (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on our consolidated leverage ratio. We are also required to pay an unused commitment fee ranging from 0.150% to 0.225%, determined based on the Company’s consolidated leverage ratio. In connection with the execution of this agreement, we paid debt issuance costs of approximately $0.6 million.
On May 9, 2022, we borrowed $50 million for use in connection with the acquisition of Pond5 and for general corporate purposes. As of June 30, 2022, we had outstanding borrowings under the Credit Facility of $50 million. As of December 31, 2021, we had no outstanding debt obligations. For the three and six months ended June 30, 2022, the Company paid cash interest totaling $0.1 million.
The Credit Facility contains financial covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of June 30, 2022, we are in compliance with these covenants.

Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Future capital expenditures could relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure. See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of June 30, 2022.
Cash Flows
The following table summarizes our cash flow data for the six months ended June 30, 2022 and 2021 (in thousands).

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$59,574	$107,216
Net cash used in investing activities	$(240,323)	$(90,963)
Net cash used in financing activities	$(45,397)	$(33,745)
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

Net cash provided by operating activities was $59.6 million for the six months ended June 30, 2022, compared to $107.2 million for the six months ended June 30, 2021. In the six months ended June 30, 2022, operating cash flows were unfavorably impacted from a reduction in operating income and changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2022 was $240.3 million, consisting primarily of (i) $212.1 million used in the acquisitions of Pond5 and Splash News, net of cash acquired, capital expenditures of $20.8 million for internal-use software and website development costs and purchases of software and equipment, and (ii) $7.0 million paid to acquire the rights to distribute certain digital content into perpetuity.
Cash used in investing activities in the six months ended June 30, 2021 was $91.0 million, consisting primarily of cash used in the acquisition of TurboSquid of $72.2 million, net of cash acquired, capital expenditures of $15.3 million for internal-use software and website development costs and purchases of software and equipment and $3.4 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2022 was $45.4 million, consisting of (i) $56.9 million in connection with the repurchase of common stock under our share repurchase program; (ii) $21.0 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards, and (iii) $17.4 million, related to the payment of the quarterly cash dividend. These amounts were partially offset by $50.0 million proceeds received from our Credit Facility.
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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $47.6 million. We are also party to a letter of credit as a security deposit for this leased facility in the amount of $1.7 million.
Additionally, as of June 30, 2022, aggregate undiscounted future minimum lease payments under other operating leases are approximately $8.3 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of June 30, 2022, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2022 and for the fiscal years ending December 31, 2023, 2024, 2025 and 2026 were approximately $30.6 million, $37.3 million, $28.5 million, $6.3 million and $0.6 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-GAAP Financial Measures:	(in thousands)
Adjusted EBITDA	$48,927	$53,063	$103,736	$109,482
Adjusted net income	30,272	37,935	67,456	74,571
Free cash flow	$21,564	$61,692	$31,778	$88,483
Revenue growth on a constant currency basis	13%	16%	12%	13%

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
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)

Net income	$19,445	$29,454	$46,017	$58,968
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	16,510	10,152	31,575	20,243
Non-cash equity-based compensation	7,043	9,686	14,869	17,896
Other adjustments, net(1)	2,661	(1,323)	1,903	1,139
Provision for income taxes	3,268	5,094	9,372	11,236
Adjusted EBITDA	$48,927	$53,063	$103,736	$109,482
Adjusted EBITDA margin	23.7%	27.9%	25.6%	29.3%
_______________________________________________________________________________
(1)Other adjustments, net includes unrealized foreign currency transaction gains and losses, and interest income and expense.

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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)

Net income	$19,445	$29,454	$46,017	$58,968
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	7,043	9,686	14,869	17,896
Tax effect of non-cash equity-based compensation(1)	(1,655)	(2,276)	(3,493)	(4,205)
Acquisition-related amortization expense	7,110	1,400	13,155	2,499
Tax effect of acquisition-related amortization expense(1)	(1,671)	(329)	(3,092)	(587)
Adjusted net income	$30,272	$37,935	$67,456	$74,571

Adjusted net income per diluted common share	$0.83	$1.02	$1.83	$2.00
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)

Reported revenue (in thousands)	$206,872	$189,912	$406,004	$373,193
Revenue growth	9%	19%	9%	16%
Revenue growth on a constant currency basis	13%	16%	12%	13%

E-commerce reported revenue (in thousands)	$127,388	$120,715	$254,458	$239,115
E-commerce revenue growth	6%	23%	6%	21%
E-commerce revenue growth on a constant currency basis	9%	20%	9%	18%

Enterprise reported revenue (in thousands)	$79,484	$69,197	$151,546	$134,078
Enterprise revenue growth	15%	13%	13%	9%
Enterprise revenue growth on a constant currency basis	19%	9%	16%	6%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)

Net cash provided by operating activities	$36,851	$71,388	$59,574	$107,216
Capital expenditures	(9,022)	(6,789)	(20,797)	(15,337)
Content acquisitions	(6,265)	(2,907)	(6,999)	(3,396)
Free Cash Flow	$21,564	$61,692	$31,778	$88,483

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 33% and 36% for the six months ended June 30, 2022 and 2021, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the six months ended June 30, 2022, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$40,024	€36,743	$38,753	€32,588	$77,642	€69,758	$76,643	€64,543
British pounds	14,755	£11,521	14,915	£10,806	28,220	£21,514	28,909	£21,122
All other non-U.S. currencies(1)	15,095		14,083		29,281		28,029
Total foreign currency	69,874		67,751		135,143		133,581

U.S. dollar	136,998		122,161		270,861		239,612
Total revenue	$206,872		$189,912		$406,004		$373,193
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
Amounts borrowed under our Credit Facility accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on our consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on our consolidated leverage ratio. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of June 30, 2022.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed the acquisitions of Pond5 and Splash News during the second quarter of 2022, and PicMonkey during the third quarter of 2021 and are in the process of integrating the acquired businesses into our overall internal control over financial reporting process.

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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended June 30, 2022, there were no material changes to these risk factors as described in our 2021 Form 10-K except as noted below.

We may need to raise additional capital in the future and may be unable to do so on acceptable terms or at all.
We evaluate our capital allocation strategy on an ongoing basis and make investments to support our business growth. In the future, we may require additional funds to respond to business needs, opportunities and challenges, including the need to develop new features or functions of our platform, improve our operating infrastructure or acquire complementary businesses, personnel and technologies, or develop and carry out a response to unforeseen circumstances. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, on May 6, 2022, we entered into a credit facility (the “Credit Facility”) among the Company, as borrower, certain direct and indirect subsidiaries of the Company as Subsidiary Guarantors, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders. The Credit Facility contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the Credit Facility. In addition, the Credit Facility also requires us to comply with certain financial ratio covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. Our ability to comply with these ratios may be affected by events beyond our control. The existence of the Credit Facility, and any additional debt financing we secure in the future that may include restrictive covenants relating to our capital raising activities and other financial and operational matters, may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances could be adversely affected, and our business may be harmed.

We have incurred debt which could have a negative impact on our financing options and liquidity position, which could in turn adversely affect our business.
As of June 30, 2022, we had $50 million in aggregate principal amount of total debt. Additionally, our revolving credit facility has remaining borrowing capacity of $48 million, net of standby letters of credit, as of June 30, 2022. Our overall leverage and the terms of our financing arrangements could:
•limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity;
•make it more difficult for us to satisfy the terms of our debt obligations;
•limit our ability to refinance our indebtedness on terms acceptable to us, or at all;

•limit our flexibility to plan for and to adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements; and
•increase our vulnerability to adverse economic or industry conditions.

Our ability to meet expenses and debt service obligations will depend on our future performance, which could be affected by financial, business, economic and other factors. In addition, a breach of any of the covenants in our outstanding debt agreements or our inability to comply with the required financial ratios could result in a default under our debt instruments, including the Credit Facility. If an event of default occurs, our creditors could elect to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable and/or require us to apply all of our available cash to repay borrowings. If we are not able to pay our debt service obligations we may be required to refinance all or part of our debt, sell assets, borrow more money or raise additional equity capital.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(c)

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2022	60,000	$83.04	60,000
May 1 - 31, 2022	97,150	61.09	97,150
June 1 - 30, 2022	129,562	57.25	129,562
	286,712	$63.95	286,712	$16,227,150
_______________________________________________________________________________
(1)We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by our Board of Directors. In October 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock, and in February 2017, our Board of Directors approved an increase to the share repurchase program, authorizing us to repurchase an additional $100 million of our outstanding common stock. As of June 30, 2022, $16.2 million remained available for purchase under this authorization.

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated May 10, 2022
10.1
Credit Agreement, dated as of May 6, 2022, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders

10.2	Employment Agreement between Paul J. Hennessy and Shutterstock, Inc. dated May 8, 2022
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: July 26, 2022	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: July 26, 2022	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)