Form 10-Q
period 2022-09-30
Shutterstock, Inc.
filed 2022-10-25
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 21, 2022, 35,815,050 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2022

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies and our competitive position. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aims,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2022 (our “2021 Form 10-K”), under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on July 26, 2022, and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2021 Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.
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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$76,244	$314,017
Accounts receivable, net of allowance of $3,498 and $1,910	52,713	47,707
Prepaid expenses and other current assets	32,095	26,491
Total current assets	161,052	388,215
Property and equipment, net	55,141	48,074
Right-of-use assets	32,946	34,570
Intangible assets, net	172,916	123,822
Goodwill	379,505	219,816
Deferred tax assets, net	12,391	10,512
Other assets	26,229	26,701
Total assets	$840,180	$851,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,467	$10,092
Accrued expenses	80,699	99,529
Contributor royalties payable	35,974	29,004
Deferred revenue	174,384	180,979
Debt	50,000	—
Other current liabilities	12,549	14,180
Total current liabilities	360,073	333,784
Deferred tax liability, net	3,495	2,781
Lease liabilities	35,871	36,966
Other non-current liabilities	10,158	9,697
Total liabilities	409,597	383,228
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,585 and 39,209 shares issued and 35,809 and 36,417 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	396	392
Treasury stock, at cost; 3,776 and 2,792 shares as of September 30, 2022 and December 31, 2021, respectively	(200,008)	(127,196)
Additional paid-in capital	380,325	376,537
Accumulated comprehensive loss	(22,720)	(10,788)
Retained earnings	272,590	229,537
Total stockholders’ equity	430,583	468,482
Total liabilities and stockholders’ equity	$840,180	$851,710
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$204,096	$194,439	$610,100	$567,632

Operating expenses:
Cost of revenue	79,911	69,634	226,381	199,223
Sales and marketing	47,777	54,456	155,335	142,273
Product development	17,534	13,565	48,322	36,289
General and administrative	30,189	34,615	94,085	96,335
Total operating expenses	175,411	172,270	524,123	474,120
Income from operations	28,685	22,169	85,977	93,512
Other expense, net	(1,546)	(1,749)	(3,449)	(2,888)
Income before income taxes	27,139	20,420	82,528	90,624
Provision for income taxes	4,099	4,391	13,471	15,627
Net income	$23,040	$16,029	$69,057	$74,997

Earnings per share:
Basic	$0.64	$0.44	$1.91	$2.05
Diluted	$0.64	$0.43	$1.88	$2.01

Weighted average common shares outstanding:
Basic	35,929	36,622	36,117	36,510
Diluted	36,269	37,417	36,681	37,285
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$23,040	$16,029	$69,057	$74,997
Foreign currency translation loss	(6,101)	(1,842)	(11,932)	(1,552)
Other comprehensive loss	(6,101)	(1,842)	(11,932)	(1,552)
Comprehensive income	$16,939	$14,187	$57,125	$73,445

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended September 30, 2022	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2022	39,482	$395	3,501	$(183,800)	$370,934	$(16,619)	$258,183	$429,093
Equity-based compensation	—	—	—	—	9,088	—	—	9,088
Issuance of common stock in connection with employee stock option exercises and RSU vesting	120	2	—	—	1,240	—	—	1,242
Common shares withheld for settlement of taxes in connection with equity-based compensation	(17)	(1)	—	—	(937)	—	—	(938)
Repurchase of treasury shares	—	—	275	(16,208)	—	—	—	(16,208)
Cash dividends paid	—	—	—	—	—	—	(8,633)	(8,633)
Other comprehensive loss	—	—	—	—	—	(6,101)	—	(6,101)
Net income	—	—	—	—	—	—	23,040	23,040
Balance at September 30, 2022	39,585	$396	3,776	$(200,008)	$380,325	$(22,720)	$272,590	$430,583

Three Months Ended September 30, 2021
Balance at June 30, 2021	39,173	$392	2,558	$(100,027)	$360,404	$(7,391)	$211,956	$465,334
Equity-based compensation	—	—	—	—	8,743	—	—	8,743
Issuance of common stock in connection with employee stock option exercises and RSU vesting	28	—	—	—	217	—	—	217
Repurchase of treasury shares	—	—	42	(4,858)	—	—	—	(4,858)
Common shares withheld for settlement of taxes in connection with equity-based compensation	(10)	—	—	—	(1,044)	—	—	(1,044)
Cash dividends paid	—	—	—	—	—	—	(7,683)	(7,683)
Other comprehensive loss	—	—	—	—	—	(1,842)	—	(1,842)
Net income	—	—	—	—	—	—	16,029	16,029
Balance at September 30, 2021	39,191	$392	2,600	$(104,885)	$368,320	$(9,233)	$220,302	$474,896

Nine Months Ended September 30, 2022
Balance at December 31, 2021	39,209	$392	2,792	$(127,196)	$376,537	$(10,788)	$229,537	$468,482
Equity-based compensation	—	—	—	—	23,958	—	—	23,958
Issuance of common stock in connection with employee stock option exercises and RSU vesting	623	7	—	—	1,803	—	—	1,810
Common shares withheld for settlement of taxes in connection with equity-based compensation	(247)	(3)	—	—	(21,973)	—	—	(21,976)
Repurchase of treasury shares	—	—	984	(72,812)	—	—	—	(72,812)
Cash dividends paid	—	—	—	—	—	—	(26,004)	(26,004)
Other comprehensive loss	—	—	—	—	—	(11,932)	—	(11,932)
Net income	—	—	—	—	—	—	69,057	69,057
Balance at September 30, 2022	39,585	$396	3,776	$(200,008)	$380,325	$(22,720)	$272,590	$430,583

Nine Months Ended September 30, 2021
Balance at December 31, 2020	38,803	$389	2,558	$(100,027)	$360,939	$(7,681)	$168,305	$421,925
Equity-based compensation	—	—	—	—	26,639	—	—	26,639
Issuance of common stock in connection with employee stock option exercises and RSU vesting	629	6	—	—	2,012	—	—	2,018
Common shares withheld for settlement of taxes in connection with equity-based compensation	(241)	(3)	—	—	(21,270)	—	—	(21,273)
Repurchase of treasury shares	—	—	42	(4,858)	—	—	—	(4,858)
Cash dividends paid	—	—	—	—	—	—	(23,000)	(23,000)
Other comprehensive loss	—	—	—	—	—	(1,552)	—	(1,552)
Net income	—	—	—	—	—	—	74,997	74,997
Balance at September 30, 2021	39,191	$392	2,600	$(104,885)	$368,320	$(9,233)	$220,302	$474,896
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,057	$74,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,834	33,731
Deferred taxes	(6,874)	420
Non-cash equity-based compensation	23,958	26,639
Bad debt expense	993	182
Changes in operating assets and liabilities:
Accounts receivable	(5,541)	(1,628)
Prepaid expenses and other current and non-current assets	(3,157)	(11,469)
Accounts payable and other current and non-current liabilities	(32,927)	24,639
Contributor royalties payable	5,236	1,200
Deferred revenue	(3,290)	13,147
Net cash provided by operating activities	$97,289	$161,858

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(32,922)	(21,167)
Business combination, net of cash acquired	(211,843)	(181,772)
Asset acquisitions	(1,667)	(31,440)
Acquisition of content	(11,191)	(7,890)
Security deposit payment	(282)	(138)
Net cash used in investing activities	$(257,905)	$(242,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of treasury shares	(73,488)	(4,171)
Proceeds from exercise of stock options	1,810	2,018
Cash paid related to settlement of employee taxes related to RSU vesting	(21,976)	(21,273)
Payment of cash dividend	(26,004)	(23,000)
Proceeds from credit facility	50,000	—
Payment of debt issuance costs	(619)	—
Net cash used in financing activities	$(70,277)	$(46,426)

Effect of foreign exchange rate changes on cash	(6,880)	(1,020)
Net decrease in cash and cash equivalents	(237,773)	(127,995)

Cash and cash equivalents, beginning of period	314,017	428,574
Cash and cash equivalents, end of period	$76,244	$300,579

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$19,476	$14,811
Cash paid for interest	474	—
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
The interim Consolidated Balance Sheet as of September 30, 2022, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, are unaudited. The Consolidated Balance Sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of September 30, 2022, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three and nine months ended September 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other future annual or interim period.
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
During the nine months ended September 30, 2022, the Company recorded bad debt expense of $1.0 million. As of September 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was approximately $3.5 million and $1.9 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2022 and December 31, 2021, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of September 30, 2022 or December 31, 2021, except as noted below.
Cash Equivalents
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of December 31, 2021, the Company had cash equivalent balances of $195.1 million. As of September 30, 2022, the Company did not have any cash equivalent balances.
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
Long-term Investments
As of September 30, 2022 and December 31, 2021, the Company’s long-term investments were in equity securities with no readily determinable fair value, totaled $20.0 million, and were reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of September 30, 2022, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

(3) Acquisitions
Pond5, Inc.
On May 11, 2022, the Company completed its acquisition of Pond5, for approximately $218.0 million. The total purchase price was paid with existing cash on hand as well as a $50 million drawdown on a newly established revolving credit facility (See Note 7). In connection with the acquisition, the Company incurred approximately $3.6 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pond5 is a New York based company that operates a video-first content marketplace for royalty-free and editorial video. The Company believes its acquisition of this video-first content marketplace provides expanded offerings across footage, image and music.
The identifiable intangible assets, which include customer relationships, developed technology and trade names have weighted average useful lives of approximately 14.2 years, 5 years and 10 years, respectively. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.

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
The Pond5 and Splash News transactions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company’s results of operations from the respective acquisition dates. For the three and nine months ended September 30, 2022, revenue of $13.1 million and $20.3 million, respectively, was included in the Consolidated Statements of Operations related to these acquired companies. The fair value of consideration transferred in these business combinations has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method, and the fair value of the developed technology was determined using the relief-from-royalty and the cost to recreate methods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed (in thousands):	Pond5[1]	Splash News[1]	Total
Cash and cash equivalents	$11,675	$180	$11,855
Accounts receivable	1,273	500	$1,773
Other assets	1,102	525	1,627
Right of use asset	1,674	—	1,674
Intangible assets:
Customer relationships	34,900	—	34,900
Trade name	5,300	—	5,300
Developed technology	27,600	1,263	28,863
Intangible assets	67,800	1,263	69,063
Goodwill	158,957	5,565	164,522
Total assets acquired	$242,481	$8,033	$250,514
			—
Accounts payable, accrued expenses and other liabilities	(9,304)	(1,528)	(10,832)
Contributor royalties payable	(3,039)		(3,039)
Deferred revenue	(3,705)	—	(3,705)
Deferred tax liability	(6,381)	(189)	(6,570)
Lease liability	(2,038)	—	(2,038)
Total liabilities assumed	(24,467)	(1,717)	(26,184)
Net assets acquired	$218,014	$6,316	$224,330
____________________________________________________
1 The allocation of the purchase price is preliminary and will be finalized within the allowable measurement period once independent valuations of the fair value of the assets acquired and liabilities assumed are completed. During the three months ended September 30, 2022, the Company updated its preliminary allocation of the Pond5 purchase price to the assets acquired and liabilities assumed. This resulted in a (i) $4.0 million increase to goodwill, (ii) a $4.1 million decrease to intangible assets, including a $7.0 million decrease to the value of customer relationships, partially offset by a $2.3 million increase to the value of the developed technology, and (iii) other immaterial adjustments.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three and nine months ended September 30, 2022 and 2021, as if the Pond5 and Splash News acquisitions had been completed on January 1, 2021 and as if the TurboSquid and PicMonkey acquisitions had been completed on January 1, 2020, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
As Reported	$204,096	$194,439	$610,100	$567,632
Pro Forma	204,096	213,350	630,383	630,666
Income before income taxes
As Reported	$27,139	$20,420	$82,528	$90,624
Pro Forma	27,139	23,253	85,956	92,550

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2022	As of December 31, 2021
Computer equipment and software	$250,600	$221,429
Furniture and fixtures	10,217	10,238
Leasehold improvements	19,876	19,453
Property and equipment	280,693	251,120
Less accumulated depreciation	(225,552)	(203,046)
Property and equipment, net	$55,141	$48,074

Depreciation expense related to property and equipment was $8.7 million and $7.9 million for the three months ended September 30, 2022 and 2021, respectively, and $25.0 million and $23.8 million for the nine months ended September 30, 2022 and 2021, respectively. Cost of revenues included depreciation expense of $8.0 million and $7.1 million for the three months ended September 30, 2022 and 2021, respectively, and $22.7 million and $21.3 million for the nine months ended September 30, 2022 and 2021, respectively. General and administrative expense included depreciation expense of $0.8 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $10.9 million and $6.7 million for the three months ended September 30, 2022 and 2021, respectively, and $31.1 million and $20.9 million for the nine months ended September 30, 2022 and 2021, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $7.6 million and $6.7 million for the three months ended September 30, 2022 and 2021, respectively, and $21.6 million and $20.1 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of September 30, 2022 and December 31, 2021, the Company had capitalized internal-use software of $48.4 million and $39.0 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the nine months ended September 30, 2022.
The following table summarizes the changes in the Company’s goodwill balance during the nine months ended September 30, 2022 (in thousands):

Goodwill
Balance as of December 31, 2021	$219,816
Goodwill related to acquisitions	164,522
Foreign currency translation adjustment	(4,833)
Balance as of September 30, 2022	$379,505

Intangible Assets
Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$86,362	$(16,606)	$69,756	12	$55,542	$(13,906)	$41,636
Trade name	15,978	(6,587)	9,391	9	11,787	(6,805)	4,982
Developed technology	92,111	(28,562)	63,549	4	67,940	(14,214)	53,726
Contributor content	48,303	(18,197)	30,106	8	37,984	(14,632)	23,352
Patents	259	(145)	114	18	259	(133)	126
Total	$243,013	$(70,097)	$172,916		$173,512	$(49,690)	$123,822

Amortization expense was $9.5 million and $5.6 million for the three months ended September 30, 2022 and 2021, respectively, and $24.8 million and $9.9 million for the nine months ended September 30, 2022 and 2021, respectively. Cost of revenue included amortization expense of $8.9 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively, and $23.1 million and $6.5 million for the nine months ended September 30, 2022 and 2021, respectively. General and administrative expense included amortization expense of $0.6 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $1.7 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $9.3 million for the remaining three months of 2022, $37.0 million in 2023, $30.3 million in 2024, $20.2 million in 2025, $18.2 million in 2026, $12.2 million in 2027 and $45.8 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Compensation	$30,321	$43,529
Non-income taxes	23,702	21,488
Website hosting and marketing fees	8,738	18,314
Other expenses	17,938	16,198
Total accrued expenses	$80,699	$99,529

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
On May 9, 2022, the Company borrowed $50 million for use in connection with the acquisition of Pond5, described under Note 3 (“Acquisitions”) and for general corporate purposes. As of September 30, 2022, the Company had outstanding borrowings under the Credit Facility of $50 million and had a remaining borrowing capacity of $48 million, net of standby letters of credit. As of December 31, 2021, the Company had no outstanding debt obligations. For the three and nine months ended September 30, 2022, the Company recognized interest expense of $0.4 million and $0.6 million, respectively. For the three and nine months ended September 30, 2022, the Company’s annualized interest rate was 3.2% and 3.0%, respectively.
The Credit Facility contains financial covenants and requirements restricting certain of the Company’s activities, which are usual and customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of September 30, 2022, the Company was in compliance with these covenants.

(8) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 103,000 and 18,000 shares of common stock during the three months ended September 30, 2022 and 2021, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
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
During the three and nine months ended September 30, 2022, the Company repurchased approximately 275,000 and 984,000 shares of its common stock at an average per share cost of $58.94 and $74.02, respectively. During the three and nine months ended September 30, 2021, the Company repurchased approximately 41,900 shares of its common stock at an average cost of $115.95. As of September 30, 2022, the Company fully utilized its authorization for purchases under the share repurchase program.
Dividends
The Company declared and paid cash dividends of $0.24 and $0.72 per share of common stock, or $8.6 million and $26.0 million, during the three and nine months ended September 30, 2022, respectively, and $0.21 and $0.63 per share of common stock, or $7.7 million and $23.0 million, during the three and nine months ended September 30, 2021, respectively.
On October 17, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on December 15, 2022 to stockholders of record at the close of business on December 1, 2022. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$173	$(49)	$407	$309
Sales and marketing	1,503	638	4,060	2,031
Product development	2,957	1,675	7,295	4,703
General and administrative	4,455	6,479	12,196	19,596
Total	$9,088	$8,743	$23,958	$26,639
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$84	$179	$62	$531
RSUs	9,004	8,564	23,896	26,108
Total	$9,088	$8,743	$23,958	$26,639
Stock Option Awards
During the nine months ended September 30, 2022, no options to purchase shares of its common stock were granted. As of September 30, 2022, there were approximately 286,000 options vested and exercisable with a weighted average exercise price of $34.03. As of September 30, 2022, the total unrecognized compensation expense related to non-vested options was approximately $0.1 million, which is expected to be recognized through 2023.
Restricted Stock Unit Awards
During the nine months ended September 30, 2022, the Company had RSU grants, net of forfeitures, of approximately 1,122,000. As of September 30, 2022, there are approximately 1,730,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $71.59. As of September 30, 2022, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $84.9 million, which is expected to be recognized through 2026.
During the nine months ended September 30, 2022 and 2021, shares of common stock with an aggregate value of $22.0 million and $21.3 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
During the nine months ended September 30, 2022, the Company had approximately $3 million in forfeitures associated with the resignation of its former Chief Executive Officer.

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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
E-commerce	$124,594	$121,707	$379,052	$360,822
Enterprise	79,502	72,732	231,048	206,810
Total Revenues	$204,096	$194,439	$610,100	$567,632
The September 30, 2022 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $152.7 million of total revenue recognized for the nine months ended September 30, 2022 was reflected in deferred revenue as of December 31, 2021.

(10) Other Expense, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency loss	$(1,116)	$(1,761)	$(2,877)	$(2,994)
Interest expense	(439)	—	(645)	—
Other	9	12	73	106
Total other expense	$(1,546)	$(1,749)	$(3,449)	$(2,888)

(11) Income Taxes
The Company’s effective tax rates yielded a net expense of 15.1% and 21.5% for the three months ended September 30, 2022 and 2021, respectively, and a net expense of 16.3% and 17.2% for the nine months ended September 30, 2022 and 2021, respectively.
During the three months ended September 30, 2022, the net effect of discrete items decreased the effective tax rate by 3.3%. For the nine months ended September 30, 2022, the net effect of discrete items decreased the effective tax rate by 2.5%. The discrete items for the three months ended September 30, 2022, primarily relate to the effect of the U.S. Research and Development (“R&D”) tax credit claimed on the Company’s 2021 tax return, which was substantially completed in the third quarter of 2022. The discrete items for the nine months ended September 30, 2022, primarily relate to windfall tax benefits associated with equity-based compensation. Excluding discrete items, the Company’s effective tax rate would have been 18.4% and 18.8% for the three and nine months ended September 30, 2022, respectively.
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
During the three and nine months ended September 30, 2022 and 2021, uncertain tax positions recorded by the Company were not significant. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2022 and 2021.
During the nine months ended September 30, 2022 and 2021, the Company paid net cash taxes of $19.5 million and $14.8 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$23,040	$16,029	$69,057	$74,997
Shares used to compute basic net income per share	35,929	36,622	36,117	36,510
Dilutive potential common shares
Stock options	120	255	174	240
Unvested restricted stock awards	220	540	390	535
Shares used to compute diluted net income per share	36,269	37,417	36,681	37,285
Basic net income per share	$0.64	$0.44	$1.91	$2.05
Diluted net income per share	$0.64	$0.43	$1.88	$2.01

Dilutive shares included in the calculation	1,208	1,279	1,150	1,312
Anti-dilutive shares excluded from the calculation	549	4	400	8

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(13) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$89,061	$77,264	$254,900	$210,527
Europe	57,308	60,301	182,792	187,356
Rest of the world	57,727	56,874	172,408	169,749
Total revenue	$204,096	$194,439	$610,100	$567,632
The United States, included in North America in the above table, accounted for 39% and 33% of consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of September 30,	As of December 31,
	2022	2021
North America	$45,182	$40,465
Europe	9,883	7,460
Rest of the world	76	149
Total long-lived tangible assets	$55,141	$48,074
The United States, included in North America in the above table, accounted for 77% and 76% of total long-lived tangible assets as of September 30, 2022 and December 31, 2021, respectively. Ireland, included in Europe in the above table, accounted for 14% and 11% of total long-lived tangible assets as of September 30, 2022 and December 31, 2021, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(14) Commitments and Contingencies
As of September 30, 2022, the Company had total non-lease obligations in the amount of approximately $95.5 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2022, the Company’s non-lease obligations for the remainder of 2022 and for the years ending December 31, 2023, 2024, 2025 and 2026 were approximately $20.7 million, $38.9 million, $29.0 million, $6.3 million and $0.6 million, respectively.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of September 30, 2022, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosures contained in our 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on July 26, 2022 for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

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
Over 2.4 million active, paying customers contributed to our revenue for the twelve-month period ended September 30, 2022. As of September 30, 2022, more than 2.2 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 424 million images and more than 27 million footage clips as of

September 30, 2022. This makes our collection of content one of the largest of its kind, and we delivered 130.8 million paid downloads to our customers across all of our brands during the nine months ended September 30, 2022.
Through our platform, we generate revenue as our customers make purchases of content licenses and tools. During the nine months ended September 30, 2022, 62% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from our API platform as well as access to Shutterstock Editorial, which includes our library of editorial images and videos and Shutterstock Studios, which provides data-driven content strategy, brand storytelling and full scale production services. Our Enterprise sales channel provided approximately 38% of our revenue for the nine months ended September 30, 2022.
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

Key Operating Metrics
We regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Subscribers (end of period)[1]	607,000	336,000	607,000	336,000
Subscriber revenue (in millions)[1]	$87.7	$81.5	$257.8	$236.1

Average revenue per customer (last twelve months)[1]	$329	$361	$329	$361
Paid downloads (in millions)	42.8	44.3	130.8	135.0
Revenue per download	$4.43	$4.20	$4.37	$4.11
Content in our collection (end of period, in millions):
Images	424	390	424	390
Footage clips	27	23	27	23
___________________________________________________
1 Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from TurboSquid beginning February 2022 and from PicMonkey beginning September 2022. These metrics exclude the respective counts and revenues from our acquisitions of Pond5 and Splash News.

Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from TurboSquid beginning February 2022 and from PicMonkey beginning September 2022. These metrics exclude the respective counts and revenues from our acquisitions of Pond5 and Splash News.

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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
E-commerce	$124,594	$121,707	$379,052	$360,822
Enterprise	79,502	72,732	231,048	206,810
Total Revenues	$204,096	$194,439	$610,100	$567,632

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
Other Expense, Net. Other expense, net consists of non-operating costs such as foreign currency transaction gains and losses in addition to interest income and expense.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Consolidated Statements of Operations:
Revenue	$204,096	$194,439	$610,100	$567,632
Operating expenses:
Cost of revenue	79,911	69,634	226,381	199,223
Sales and marketing	47,777	54,456	155,335	142,273
Product development	17,534	13,565	48,322	36,289
General and administrative	30,189	34,615	94,085	96,335
Total operating expenses	175,411	172,270	524,123	474,120
Income from operations	28,685	22,169	85,977	93,512
Other expense, net	(1,546)	(1,749)	(3,449)	(2,888)
Income before income taxes	27,139	20,420	82,528	90,624
Provision for income taxes	4,099	4,391	13,471	15,627
Net income	$23,040	$16,029	$69,057	$74,997

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	39%	36%	37%	35%
Sales and marketing	23%	28%	25%	25%
Product development	9%	7%	8%	6%
General and administrative	15%	18%	15%	17%
Total operating expenses	86%	89%	86%	84%
Income from operations	14%	11%	14%	16%
Other expense, net	(1)%	(1)%	(1)%	(1)%
Income before income taxes	13%	11%	14%	16%
Provision for income taxes	2%	2%	2%	3%
Net income	11%	8%	11%	13%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended September 30, 2022 and 2021
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations:
Revenue	$204,096	$194,439	$9,657	5%
Operating expenses:
Cost of revenue	79,911	69,634	10,277	15
Sales and marketing	47,777	54,456	(6,679)	(12)
Product development	17,534	13,565	3,969	29
General and administrative	30,189	34,615	(4,426)	(13)
Total operating expenses	175,411	172,270	3,141	2
Income from operations	28,685	22,169	6,516	29
Other expense, net	(1,546)	(1,749)	203	(12)
Income before income taxes	27,139	20,420	6,719	33
Provision for income taxes	4,099	4,391	(292)	(7)
Net income	$23,040	$16,029	$7,011	44%

Revenue
Revenue increased by $9.7 million, or 5%, to $204.1 million in the three months ended September 30, 2022 compared to the same period in 2021. On a constant currency basis, revenue increased approximately 10% in the three months ended September 30, 2022, compared to the same period in 2021. Approximately 17% and 7% of the Company’s revenues were denominated in Euro and Pounds Sterling, respectively. These currencies have depreciated to historically low values compared to the U.S. dollar during the three months ended September 30, 2022. Other currencies we transact in, including the Japanese Yen and Australian Dollar also depreciated significantly during the period.
The Company’s E-commerce revenues increased by 2%, to $124.6 million in the three months ended September 30, 2022, compared to the same period in 2021. On a constant currency basis, E-commerce revenues increased by 6% in the three months ended September 30, 2022, compared to the same period in 2021. During the three months ended September 30, 2022, growth in our E-commerce sales channel was primarily driven by revenue generated from our acquisitions of PicMonkey and Pond5 which were completed on September 3, 2021 and May 11, 2022, respectively. E-commerce revenue also benefited from higher subscriber revenue, which was offset by a reduction in revenue generated from our transactional products.
The Company’s Enterprise revenues increased by 9%, to $79.5 million in the three months ended September 30, 2022, compared to the same period in 2021. On a constant currency basis, the Company’s Enterprise revenues increased by 15% in the three months ended September 30, 2022, compared to the same period in 2021. Enterprise revenue growth was driven by our multi-asset product offerings and continued momentum in Shutterstock Studios and Shutterstock Editorial. Enterprise revenue growth also benefited from our acquisitions of Pond5 and Splash News, which were completed on May 11, 2022 and May 28, 2022, respectively.
In the three months ended September 30, 2022 and 2021, we delivered 42.8 million and 44.3 million paid downloads, respectively, and our revenue per download was $4.43 and $4.20 for the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, the increase in revenue per download was primarily due to changes in product mix.
Changes in our revenue by region were as follows: revenue from North America increased by $11.8 million, or 15%, to $89.1 million, revenue from Europe decreased by $3.0 million, or 5%, to $57.3 million and revenue from outside Europe and North America increased by $0.9 million, or 1%, to $57.7 million, in the three months ended September 30, 2022 compared to the same period in 2021. During the three months ended September 30, 2022, the decline in revenue in Europe was a result of weaker demand and foreign currency pressures.

Costs and Expenses
Cost of Revenue. Cost of revenue increased by $10.3 million, or 15% to $79.9 million in the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty, content and reviewer costs; and (iii) higher costs associated with website hosting, hardware and software licenses. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing. Sales and marketing expenses decreased by $6.7 million, or 12%, to $47.8 million in the three months ended September 30, 2022 compared to the same period in 2021. As a percent of revenue, sales and marketing expenses decreased to 23% for the three months ended September 30, 2022, from 28% for the same period in 2021. This was primarily driven by $8.4 million in decreased marketing spend, primarily related to a decline in linear television ad spend and brand marketing. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses increased by $4.0 million, or 29%, to $17.5 million in the three months ended September 30, 2022 compared to the same period in 2021. This increase was driven by $3.0 million in higher employee and third-party contractor related costs, net of capitalized labor, for the three months ended September 30, 2022, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses decreased by $4.4 million, or 13%, to $30.2 million in the three months ended September 30, 2022 compared to the same period in 2021. This decrease was driven by (i) $2.3 million in lower professional fees driven by transaction costs associated with the PicMonkey acquisition on September 3, 2021, and (ii) $1.8 million in decreased non-cash compensation expense.
Other Expense, Net. In the three months ended September 30, 2022, other expense, net substantially consisted of $1.1 million of unfavorable unrealized foreign currency fluctuations and $0.4 million of interest expense related to the Credit Facility. During the three months ended September 30, 2021, other expense, net substantially consisted of $1.8 million of unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense decreased by $0.3 million for the three months ended September 30, 2022, compared to the same period in 2021. Our effective tax rates were 15.1% and 21.5% for the three months ended September 30, 2022 and 2021, respectively.
For the three months ended September 30, 2022, the effective tax rate decreased by 3.3% related primarily to the effect of the U.S. Research and Development (“R&D”) tax credit claimed on the Company’s 2021 tax return, which was substantially completed in the third quarter of 2022. Excluding discrete items, our effective tax rate would have been 18.4% for the three months ended September 30, 2022.
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

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$610,100	$567,632	$42,468	7%
Operating expenses:
Cost of revenue	226,381	199,223	27,158	14%
Sales and marketing	155,335	142,273	13,062	9%
Product development	48,322	36,289	12,033	33%
General and administrative	94,085	96,335	(2,250)	(2)%
Total operating expenses	524,123	474,120	50,003	11%
Income from operations	85,977	93,512	(7,535)	(8)%
Other expense, net	(3,449)	(2,888)	(561)	19%
Income before income taxes	82,528	90,624	(8,096)	(9)%
Provision for income taxes	13,471	15,627	(2,156)	(14)%
Net income	$69,057	$74,997	$(5,940)	(8)%

Revenue
Revenue increased by $42.5 million, or 7%, to $610.1 million in the nine months ended September 30, 2022 compared to the same period in 2021. On a constant currency basis, revenue increased approximately 11% in the nine months ended September 30, 2022, compared to the same period in 2021. Approximately 18% and 7% of the Company’s revenues were denominated in Euro and Pounds Sterling, respectively. These currencies have depreciated to historically low values compared to the U.S. dollar during the nine months ended September 30, 2022. Other currencies we transact in, including the Japanese Yen and Australian Dollar also depreciated significantly during the period.
The Company’s E-commerce revenues increased by 5%, to $379.1 million in the nine months ended September 30, 2022, compared to the same period in 2021. On a constant currency basis, the Company’s E-commerce revenues increased by 8% in the nine months ended September 30, 2022, compared to the same period in 2021. During the nine months ended September 30, 2022, growth in our E-commerce sales channel was primarily driven by revenue generated from our acquisitions of PicMonkey and Pond5, which were completed on September 3, 2021 and May 11, 2022, respectively. E-commerce revenue also benefited from higher subscriber revenue, which was offset by a reduction in revenue generated from our transactional products.
The Company’s Enterprise revenues increased by 12%, to $231.0 million in the nine months ended September 30, 2022, compared to the same period in 2021. On a constant currency basis, the Company’s Enterprise revenues increased by 16% in the nine months ended September 30, 2022, compared to the same period in 2021. Enterprise revenue growth was driven by our multi-asset product offerings and continued momentum in Shutterstock Studios and Shutterstock Editorial. Enterprise revenue growth also benefited from our acquisitions of Pond5 and Splash News, which were completed on May 11, 2022 and May 28, 2022, respectively.
In the nine months ended September 30, 2022 and 2021, we delivered 130.8 million and 135.0 million paid downloads, respectively, and our revenue per download was $4.37 and $4.11 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the increase in revenue per download was primarily due to changes in product mix.
Changes in our revenue by region were as follows: revenue from North America increased by $44.4 million, or 21%, to $254.9 million, revenue from Europe decreased by $4.6 million, or 2%, to $182.8 million and revenue from outside Europe and North America increased by $2.7 million, or 2%, to $172.4 million, in the nine months ended September 30, 2022 compared to the same period in 2021.

Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $27.2 million, or 14%, to $226.4 million in the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty, content and reviewer costs; and (iii) higher costs associated with website hosting, hardware and software licenses. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing.   Sales and marketing expenses increased by $13.1 million, or 9%, to $155.3 million in the nine months ended September 30, 2022 compared to the same period in 2021. As a percent of revenue, sales and marketing expenses remained flat at 25% for the nine months ended September 30, 2022 and 2021. The increase in sales and marketing expenses was primarily driven by (i) $5.1 million in higher employee-related costs and (ii) $2.4 million in higher marketing spend. In addition, the Company has incurred additional marketing expenses associated with second quarter live events and festivals. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses increased by $12.0 million, or 33%, to $48.3 million in the nine months ended September 30, 2022 as compared to the same period in 2021. This increase in product development was primarily driven by (i) $9.2 million in higher employee and third-party contractor related costs, net of capitalized labor for the nine months ended September 30, 2022 and (ii) increased software and other IT-related costs for the nine months ended September 30, 2022. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses decreased by $2.3 million, or 2%, to $94.1 million in the nine months ended September 30, 2022 compared to the same period in 2021. This decrease was primarily driven by a $7.4 million decrease in non-cash compensation expense related to the departure of certain executives and expense associated with certain performance based awards and $1.8 million in lower depreciation and amortization expense. This was partially offset by (i) $3.9 million in professional fees related to our acquisitions of Pond5 and Splash News, (ii) $2.0 million related to realized foreign currency losses, (iii) $1 million related to a donation to provide direct assistance to Shutterstock’s contributors in Ukraine, and (iv) $0.8 million increase in bad debt expense.
Other Expense, Net. During the nine months ended September 30, 2022, other expense, net substantially consisted of $2.9 million of unfavorable foreign currency fluctuations and $0.6 million of interest expense related to the Credit Facility. During the nine months ended September 30, 2021, approximately $3.0 million of other expense, net consisted of unfavorable foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.   Income tax expense decreased by $2.2 million for the nine months ended September 30, 2022 as compared to the same period in 2021. Our effective tax rates for the nine months ended September 30, 2022 and 2021 were 16.3% and 17.2%, respectively.
For the nine months ended September 30, 2022, the effective tax rate decreased by 2.5% related primarily to windfall tax benefits associated with equity-based compensation, as well as the effect of the R&D tax credit and the FDII deduction claimed on the Company’s 2021 tax return, which was substantially completed in the third quarter of 2022. Excluding discrete items, our effective tax rate would have been 18.8% for the nine months ended September 30, 2022.
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

Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents totaling $76.2 million which consisted of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our credit facility, which was obtained on May 6, 2022.
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
Dividends
We declared and paid cash dividends of $0.72 per share of common stock, or $26.0 million during the nine months ended September 30, 2022.
On October 17, 2022, our Board of Directors declared a quarterly cash dividend of $0.24 per share of outstanding common stock payable on December 15, 2022 to stockholders of record at the close of business on December 1, 2022. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of September 30, 2022, we have repurchased approximately 3.8 million shares of our common stock under the share repurchase program at an average per-share cost of $52.97. During the nine months ended September 30, 2022, we repurchased approximately 984,000 shares of our common stock at an average per share cost of $74.02. As of September 30, 2022, we have fully utilized our authorization for purchases under the share repurchase program.

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
During the nine months ended September 30, 2022, we paid $22.0 million related to employee taxes on RSU vestings.
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
On May 9, 2022, we borrowed $50 million for use in connection with the acquisition of Pond5 and for general corporate purposes. As of September 30, 2022, we had outstanding borrowings under the Credit Facility of $50 million. As of December 31, 2021, we had no outstanding debt obligations. For the three and nine months ended September 30, 2022, the Company paid cash interest totaling $0.4 million and $0.5 million, respectively. For the three and nine months ended September 30, 2022, our annualized interest rate was 3.2% and 3.0%, respectively.
The Credit Facility contains financial covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of September 30, 2022, we are in compliance with these covenants.

Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Future capital expenditures could relate to building enhancements to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure. See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of September 30, 2022.
Cash Flows
The following table summarizes our cash flow data for the nine months ended September 30, 2022 and 2021 (in thousands).

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$97,289	$161,858
Net cash used in investing activities	$(257,905)	$(242,407)
Net cash used in financing activities	$(70,277)	$(46,426)
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
Net cash provided by operating activities was $97.3 million for the nine months ended September 30, 2022, compared to $161.9 million for the nine months ended September 30, 2021. In the nine months ended September 30, 2022, operating cash flows were unfavorably impacted from a reduction in operating income and changes in the timing of payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2022 was $257.9 million, consisting primarily of (i) $211.8 million used in the acquisitions of Pond5 and Splash News, net of cash acquired, (ii) capital expenditures of $32.9 million for internal-use software and website development costs and purchases of software and equipment, and (iii) $11.2 million paid to acquire the rights to distribute certain digital content into perpetuity.
Cash used in investing activities in the nine months ended September 30, 2021 was $242.4 million, consisting primarily of (i) $181.8 million cash used in the acquisitions of TurboSquid and PicMonkey, net of cash acquired; (ii) $31.4 million cash used in the asset acquisitions of Pattern89, Inc., Datasine Limited and assets from Shotzr, Inc.; (iii) capital expenditures of $21.2 million for internal-use software and website development costs and purchases of software and equipment, and (iv) $7.9 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the nine months ended September 30, 2022 was $70.3 million, consisting of (i) $73.5 million in connection with the repurchase of common stock under our share repurchase program; (ii) $26.0 million, related to the payment of the quarterly cash dividend, and (iii) $22.0 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by $50.0 million proceeds received from our Credit Facility.
Cash used in financing activities in the nine months ended September 30, 2021 was $46.4 million, consisting primarily of (i) $23.0 million, related to the payment of the quarterly cash dividend; (ii) $21.3 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards, and (iii) $4.2 million in connection with the repurchase of common stock under our share repurchase program. These amounts were partially offset by approximately $2.0 million received from the issuance of common stock in connection with the exercise of stock options.

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
On March 21, 2013, we entered into an operating lease agreement to lease our headquarters in New York City, which was amended in 2016. The aggregate undiscounted future minimum lease payments under the lease, as amended, are approximately $46.1 million. We are also party to a letter of credit as a security deposit for this leased facility in the amount of $1.7 million.
Additionally, as of September 30, 2022, aggregate undiscounted future minimum lease payments under other operating leases are approximately $8.1 million.
We enter into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. As of September 30, 2022, our guaranteed royalty payments and unconditional purchase obligations for the remainder of 2022 and for the fiscal years ending December 31, 2023, 2024, 2025 and 2026 were approximately $20.7 million, $38.9 million, $29.0 million, $6.3 million and $0.6 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Non-GAAP Financial Measures:	(in thousands)
Adjusted EBITDA	$56,033	$44,400	$159,769	$153,882
Adjusted net income	36,166	26,354	103,622	100,925
Free cash flow	$21,398	$44,318	$53,176	$132,801
Revenue growth on a constant currency basis	10%	17%	11%	15%

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
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)

Net income	$23,040	$16,029	$69,057	$74,997
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	18,259	13,488	49,834	33,731
Non-cash equity-based compensation	9,088	8,743	23,958	26,639
Other adjustments, net(1)	1,547	1,749	3,449	2,888
Provision for income taxes	4,099	4,391	13,471	15,627
Adjusted EBITDA	$56,033	$44,400	$159,769	$153,882
Adjusted EBITDA margin	27.5%	22.8%	26.2%	27.1%
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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)

Net income	$23,040	$16,029	$69,057	$74,997
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	9,088	8,743	23,958	26,639
Tax effect of non-cash equity-based compensation(1)	(2,135)	(2,055)	(5,629)	(6,260)
Acquisition-related amortization expense	8,069	4,754	21,224	7,253
Tax effect of acquisition-related amortization expense(1)	(1,896)	(1,117)	(4,988)	(1,704)
Adjusted net income	$36,166	$26,354	$103,622	$100,925

Adjusted net income per diluted common share	$1.00	$0.70	$2.82	$2.71
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)

Reported revenue (in thousands)	$204,096	$194,439	$610,100	$567,632
Revenue growth	5%	18%	7%	17%
Revenue growth on a constant currency basis	10%	17%	11%	15%

E-commerce reported revenue (in thousands)	$124,594	$121,707	$379,052	$360,822
E-commerce revenue growth	2%	18%	5%	20%
E-commerce revenue growth on a constant currency basis	6%	18%	8%	18%

Enterprise reported revenue (in thousands)	$79,502	$72,732	$231,048	$206,810
Enterprise revenue growth	9%	17%	12%	12%
Enterprise revenue growth on a constant currency basis	15%	15%	16%	9%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)

Net cash provided by operating activities	$37,715	$54,642	$97,289	$161,858
Capital expenditures	(12,125)	(5,830)	(32,922)	(21,167)
Content acquisitions	(4,192)	(4,494)	(11,191)	(7,890)
Free Cash Flow	$21,398	$44,318	$53,176	$132,801

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 33% and 35% for the nine months ended September 30, 2022 and 2021, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the nine months ended September 30, 2022, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$33,993	€32,868	$35,930	€30,333	$111,635	€102,626	$112,573	€94,876
British pounds	14,606	£12,140	14,678	£10,681	42,826	£33,654	43,587	£31,802
All other non-U.S. currencies(1)	14,788		14,261		44,069		42,290
Total foreign currency	63,387		64,869		198,530		198,450

U.S. dollar	140,709		129,570		411,570		369,182
Total revenue	$204,096		$194,439		$610,100		$567,632
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
Amounts borrowed under our Credit Facility accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on our consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on our consolidated leverage ratio. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of September 30, 2022.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed the acquisitions of Pond5 and Splash News during the second quarter of 2022 and are in the process of integrating the acquired businesses into our overall internal control over financial reporting process.

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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Form 10-K, and Part II, “Item 1A. Risk Factors” in our second quarter 2022 Form 10-Q, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2022, there were no material changes to these risk factors as described in our 2021 Form 10-K and second quarter 2022 Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(c)

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2022	60,000	$58.82	60,000
August 1 - 31, 2022	143,463	60.48	143,463
September 1 - 30, 2022	71,538	55.95	71,538
	275,001	$58.94	275,001	$—
_______________________________________________________________________________
(1)We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by our Board of Directors. In October 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock, and in February 2017, our Board of Directors approved an increase to the share repurchase program, authorizing us to repurchase an additional $100 million of our outstanding common stock. As of September 30, 2022, we have fully utilized our authorization for purchases under this authorization.

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Separation Agreement and General Release between the Company and Peter Silvio, dated September 1, 2022
10.2#	2022 Nonqualified Deferred Compensation Plan
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: October 25, 2022	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: October 25, 2022	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)