Form 10-K
period 2022-12-31
Shutterstock, Inc.
filed 2023-02-14
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
350 Fifth Avenue, 20th Floor
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates was $1,384,477,672, based on the last reported sale price of the registrant’s common stock on that date.
On February 10, 2023, 35,841,933 shares of the registrant’s common stock were outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Form 10-K
For the Fiscal Year Ended December 31, 2022

PART I

FORWARD-LOOKING STATEMENTS
        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies, our competitive position and the COVID-19 pandemic. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aim,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.
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

Item 1.    Business.
Overview
Shutterstock, Inc. (referred to herein as the “Company,” “we,” “our,” and “us”) is a global creative platform for transformative brands and media companies. The Company’s platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage the Company’s platform to assist with the entire creative process from ideation through creative execution.
Our key content offerings include:
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

Our offerings are distributed to customers under the following brands: Shutterstock; Pond5; TurboSquid; Offset; PremiumBeat; Bigstock; PicMonkey; and Splash News.
Shutterstock, our flagship brand, includes various content types such as image, footage, music and editorial. For customers seeking specialized solutions, Shutterstock Studios extends our offerings by providing custom, high-quality content matched with production tools and services at scale. In addition, our collection of images, footage clips, music tracks and 3D models is also distributed through our Computer Vision offering which is used by large technology companies to train AI models.
Pond5 is a video-first content marketplace which expands the Company’s content offerings across footage, image and music. PicMonkey is a leading online graphic design and image editing platform. TurboSquid operates a marketplace that offers more than one million 3D models and a 2 dimensional (“2D”) marketplace derived from 3D objects. Our Offset brand provides authentic and exceptional content for high-impact use cases that require extraordinary images, featuring work from top assignment photographers and illustrators from around the world. PremiumBeat offers exclusive high-quality music tracks and provides producers, filmmakers and marketers the ability to search handpicked production music from the world’s leading composers. Bigstock maintains a separate content library tailored for creators seeking to incorporate cost-effective imagery into their projects.
The Company also offers its content customers additional services through our Creative Flow Applications Suite (“Creative Flow”) and an Application Programming Interface (“API”) driven infrastructure to further enhance and streamline our customers’ workflow and project management needs. Creative Flow consists of the Company’s suite of workflow applications that connect our content library with a powerful editing and design platform, easy-to-use collaboration tools, and artificial intelligence (“AI”) powered insights so that creatives and marketers can make, share, validate and organize their creative work all in one place. Our API allows businesses to gain access to our content without leaving their platform. Through our API, content can be integrated into the platforms of our Enterprise sales channel customers and can also be distributed to end users through our partnerships with several social media, software and marketing technology platforms.
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

We believe that our licensing model and creative platform drive a high volume of download activity that in turn provides a high volume of search, download and other customer behavioral data that enables us to continuously improve the quality and accuracy of our proprietary search algorithms, including keyword, search localization and similar image identification, and encourages the creation and contribution of new content to meet our customers’ needs. We enable users to search and discover content to meet their unique needs by searching our collection and previewing our content alongside its propensity to perform and global utilization, at no cost prior to licensing. We also leverage, to the greatest extent possible, the global nature of our user interfaces and marketing efforts, including local languages, currencies and payment methods, as well as our effective use of current and emerging technology to attract and retain customers and contributors. We typically offer a royalty-free, non-exclusive license, and the processes we maintain to properly license content and the indemnification protections we provide allow individuals and businesses of all sizes, including media agencies, publishers, production companies and creative service providers, to confidently utilize such content for their unique commercial or editorial needs.
In October 2022, Shutterstock announced our strategic partnership with OpenAI, an AI research and deployment company. In 2023, Shutterstock integrated Dall-E 2, OpenAI’s tool for AI-generated content into the Shutterstock platform to enable our customers to input keywords and generate unique images based on their specific criteria.
Sales and Distribution Channels
Our online platform provides a freely searchable collection of content that our users can license, download and incorporate into their work. We encourage all our customers to take advantage of our creative platform’s AI-Powered search capabilities, our credit card-based payment options and the immediate digital delivery of licensed content. We strive to offer simple, transparent purchase options designed to cater to customers’ specific needs. We believe the ability to search for, select, license, download and customize content on our creative flow platform offers our users a streamlined workflow, convenience and speed, and enables us to achieve greater economies of scale. We also have contractual arrangements with third-party resellers and affiliates to license content to customers in markets where we may not have a significant sales and marketing presence. Certain third-party resellers and affiliates sell our products directly to end-users and remit amounts to us based on the type of product sold.
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
•Enterprise: We also have a base of customers with unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from access to (i) Shutterstock Editorial, which includes our library of editorial images and videos, (ii) Shutterstock Studios, our offering which provides custom, high-quality content matched with production tools and services at scale, and (iii) Computer Vision, our offering which provides metadata associated with our content collection, used to train AI models. Our range of solutions, including the depth of our API platform integrations, appeals to a broad and diverse customer base and enables us to adapt and evolve with the needs of our more high touch clients to deliver capabilities that embed deep within their workflows.

Revenues generated from each of the sales channels are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
E-commerce	$501,384	$490,212	$412,521
Enterprise	326,442	283,203	254,165
Total Revenue	$827,826	$773,415	$666,686
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
Our Customers
We serve a diverse array of customers across a variety of industries, organizational sizes and geographies. For the year ended December 31, 2022, over 2.3 million customers in more than 150 countries licensed revenue-generating content, with approximately 43%, 29% and 28% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Our top 25 customers in the aggregate accounted for less than 10% of our revenue in 2022. Our customers are typically classified among three categories, as follows:
•Corporate Professionals and Organizations.    Marketing and communications professionals incorporate licensed content in the work they produce for their organizational or clients’ business communications. Whether providing graphic design, web design, interactive design, advertising, public relations, communications or marketing materials, these professional users and teams support organizations of various sizes including the largest global agencies, large not-for-profit organizations and Fortune 500 companies. These customers may also utilize our content library, through our Computer Vision offering, to train their AI models.
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
As the use cases for our creative solutions expand, we believe our customers are seeking alternative means to consume our offerings. As a result, we have seen continued demand for our monthly subscription products, including our suite of multi-asset subscriptions, launched in 2021. These multi-asset products are credit-based and enable customers to license images, footage and music in a single subscription. Our monthly subscriptions provide for either a fixed number of content licenses or credits that may be used to download content during the period. Our subscription-based pricing model makes the creative process easier because customers can download content in our collection for use in their creative process without incremental costs, which provides greater creative freedom and helps improve work product. In addition, customers may also purchase licenses through other contractual plans where the customer commits to buy a predetermined quantity of content licenses that may be downloaded over a period of time, generally between one month to one year. For users who need less content, individual content licenses may also be purchased on a transactional basis, paid for at the time of download.

Customers that purchase one of our monthly recurring products for a continuous period of at least three months are considered subscribers. Our quarterly number of subscribers and subscriber revenue are as follows:
* Subscribers and Subscriber Revenue from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers and Subscriber revenue from TurboSquid beginning February 2022 and from PicMonkey beginning September 2022. These metrics exclude the respective counts and revenues from our acquisitions of Pond5 and Splash News.

Content Contributors and Content Review Process
Our collection of content is provided by a community of contributors from around the world and is vetted through our proprietary technology and by a specialized team of reviewers to ensure that it meets our standards of quality and licensability. Whether photographers, videographers, illustrators, designers or musicians, our community of more than 2.3 million approved contributors as of December 31, 2022 ranges from part-time enthusiasts to full-time professionals. The content contributed by our five highest-earning contributors was together responsible for less than 2% of downloads in 2022, demonstrating the depth and diversity of our contributor population.
The breadth and quality of our content offerings are critical to our success, and we have created an easy-to-use online and mobile account creation process, where we enable contributors to create an account, become verified, submit content, and once approved for submission, upload content onto our platform for licensing. Our contributor website operates in 21 languages and contributors can register and upload content directly through our website or within our mobile application.
We use proprietary AI driven technology along with a trained team of reviewers to complete a comprehensive evaluation of all content submissions.  Our content review process is highly efficient, and our content review team generally evaluates and processes images and footage within 72 hours of submission to make them available for license on our sites, while working to continually improve our process to reduce review time.
Contributors are required to add a descriptive title and up to 50 keywords to each image and footage submission.  We guide our contributors to provide terms that not only describe literally the objects in the image or clip, but also what is conveyed conceptually and thematically.  We provide technical keywording assistance to contributors through our suggested keyword tools, which include a tool that leverages our proprietary AI driven technology to automatically suggest keywords based on visually similar images.  We have compiled a vast amount of data relating to the content in our collection, including keywords and aggregated customer behavioral data, which combined with our proprietary AI driven and artificial intelligence technology, drives discovery of content through our search algorithms and search engine optimization (SEO), therefore empowering customers to discover the content best suited for their needs.
We evaluate submissions based on certain technical and legal criteria to ensure we maintain the quality and integrity of our content marketplace, including whether applicable releases have been obtained, whether third-party intellectual property is excluded, and seeking to minimize other technical concerns such as excess noise or focus issues. Contributors are notified within the contributor portal when a content submission is not approved during the review process. This notification includes an explanation of why the image was not selected for publication. We believe that this feedback is valuable to contributors and enhances the quality of future content submissions as well as our customers’ experience.
Content accepted into our collection is added to our web properties where it is available for search, selection, license and download. Contributors of content typically earn a royalty each time their work is licensed. Contributors earn royalties based on a tiered earnings rate schedule that is tied to annual licensing volume. The earnings tier of the contributor at the time of licensing, as well as the purchase option under which the content was licensed, are used to calculate the royalty earnings for each licensing event. Contributors may choose to remove their content from our collection, subject to the terms of service that govern our contributor relationships.
We provide valuable tools and insights to our contributors. Our contributors can monitor download activity by content type and geography. We also provide insights into trends we see with seasonal and current customer search behaviors to help our contributors plan future content submissions accordingly.
In addition to content sourced through direct submission to our e-commerce platform, we also obtain all types of content through exclusive distribution agreements with strategic partners or through the direct acquisition of content, content libraries or archives. In certain cases, we enter into arrangements with contributors or strategic partners whereby we guarantee a minimum royalty, in exchange for exclusive rights to distribute content when we believe such exclusivity provides us with a distinct competitive advantage. We also license content from our wholly-owned library. We continuously enhance our collection through the direct acquisition of content and by entering into other strategic agreements and partnerships and we continue to seek opportunities for direct acquisition and strategic partnerships to enhance our collection and provide customers with relevant and high-quality content.
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
We have expanded our use of content delivery network solutions to help enable our customers around the world to have sustained and reliable high-speed access to our platform. As we continue to grow our business, our technological needs continue to expand and therefore, we plan to continually invest in our technology to enhance existing products and services and develop new products and services. We view our investments in technology as integral to our long-term success and we intend to continue to investigate, develop and make capital investments in technology and operational systems that support our current business and new areas of potential business expansion.
Marketing
An important driver of our growth is customer acquisition, which we achieve primarily through online and offline marketing efforts and directly through our sales force. Online marketing includes paid search, online display advertising, print advertising, trade shows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. This spend considers, among other things, the blended average customer lifetime value across our various purchase options so we can manage customer acquisition costs and aim to achieve targeted returns.
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
We own a portfolio of trademarks, including “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Shutterstock Studios,” and “Shutterstock Editor” and their associated logos. We will pursue additional trademark registrations to the extent that we create any additional material and registrable trademarks or logos. We are the registered owner of a variety of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com, rexfeatures.com, turbosquid.com, picmonkey.com, pond5.com and splashnews.com internet domain names and various other related domain names. We have successfully recovered infringing domain names in the past and intend to continue to enforce our rights in the future. We also own copyrights, including certain content on our web properties, publications and designs, as well as patents, including with respect to our display systems and search capabilities. These intellectual property rights are important to our business and marketing efforts. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. With respect to our trademarks, trade names and patents, laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be canceled or invalidated if challenged by others based on certain use requirements or other limited grounds. We believe the duration of our patents is adequate, relative to the expected lives of our products.
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
In addition, from a taxation perspective, there are applicable and potential government regulatory matters that may impact us. In particular, certain provisions of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) have had and will continue to have a significant impact on our financial position and results of operations. The TCJA continues to be subject to further regulatory interpretation and technical corrections by the U.S. Treasury Department and the I.R.S. and therefore, the full impact of the TCJA on our tax provision may continue to evolve. Further, we continue to remain subject to uncertainty related to foreign jurisdictions’ potential reactions to the TCJA, as well as evolving regulatory views and legislation regarding taxation of e-commerce businesses such as the Organization for Economic Cooperation and Development (“OECD”) Base Erosion and Profit Shifting (“BEPS”) proposals, specifically the adoption of BEPS Action II and its ancillary impacts to other areas of TCJA related laws and regulations as well as and other country specific digital tax initiatives. As these and other tax laws and related regulations continue to evolve, our financial results could prospectively be materially impacted.
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

The industry in which we operate is extremely competitive and rapidly evolving, with low barriers to entry. Some of our currently and potentially significant competitors include:
•other online platforms that feature marketplaces for stock content such as Getty Images and its iStockphoto offering, AdobeStock, Freepik and Storyblocks;
•specialized visual content companies that are established in local, content or product-specific market segments, such as Visual China Group;
•providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing and Warner/Chappell Music;
•websites focused on providing creative workflow tools such as Canva, Picsart and Bending Spoons;
•websites focused on image search and discovery such as Google Images;
•providers of free images, photography, music, footage and related tools;
•social networking and social media services; and
•commissioned photographers and photography agencies.
In addition, we compete with the alternative of creating one’s own content or choosing not to consume licensed content due to price considerations or because the user is not aware of how to access licensed content.
Human Capital
The Company and its consolidated subsidiaries have 1,328 full-time employees as of December 31, 2022, as compared to 1,148 as of December 31, 2021. Approximately 63% of our global workforce is located in North America and 32% are located in Europe with the remainder located in the rest of the world. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Italy, Canada, France and Brazil, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and / or termination requirements. We consider our employee relations to be satisfactory. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists and other technical staff.
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
Our Diversity, Equity, and Inclusion (“DEI”) goal is to build a workforce, contributor network and content library that is representative and inclusive of the diverse global community we serve. We have a long-term commitment to creating an inclusive culture, embedding DEI throughout our recruiting and retention efforts and promoting representation and inclusion throughout our platform. Our eight employee resource groups and our DEI team have helped to raise awareness about inclusion and advocate for various historically excluded groups. We continued our focus on building leaders' and managers' cultural competency and inclusive leadership skills, as well as building a diverse pipeline of talent by establishing relationships with diverse talent communities and achieving greater representation in our content library through our Create Fund program.

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
Our corporate headquarters and principal executive offices are located at 350 Fifth Avenue, 20th Floor, New York, NY 10118, and our telephone number is (646) 710-3417. We maintain a website at investor.shutterstock.com, where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. The information on or accessible through our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the SEC maintains a website, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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
•Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.
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
•We have incurred debt which could have a negative impact on our financing options and liquidity position, which could in turn adversely affect our business.
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
•We may be exposed to greater than anticipated withholding, sales, use, value added and other non-income tax liabilities, including as a result of future changes in laws or regulations, which could harm our financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
•Our operating results may fluctuate, which could cause our results to fall short of expectations and our stock price to decline.
•Our stock price has been and will likely continue to be volatile.
•Jonathan Oringer, our founder and Executive Chairman of the Board, owns and controls approximately 32.6% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
•Purchases of shares of our common stock pursuant to our share repurchase program may affect the value of our common stock and diminish our cash reserves, and there can be no assurance that our share repurchase program will enhance stockholder value.
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
The industry in which we operate is intensely competitive and rapidly evolving, with low barriers to entry. We compete with a wide and diverse array of companies, from significant media companies to newly emerging generative artificial intelligence (“AI”) technologies to individual content creators. Our current and potential domestic and international competitors range from large established companies to emerging start-ups across different industries, including online marketplace and traditional stock content suppliers of current and archival creative and editorial imagery, photography, footage, and music; specialized visual content companies in specific geographic segments; providers of commercially licensable music; websites specializing in image search, recognition, discovery and consumption; websites that host and store images, art and other related products; providers of free images, photography, music, footage and related tools (including offerings by our partners); social networking and social media services; and commissioned photographers and photography agencies.
We believe that the principal competitive factors in the content industry include: quality, relevance and breadth of content; the ability to source new content; content licensing options and the degree to which users are protected from legal risk; the effective use of current and emerging technology; accessibility of content, distribution capability, and speed and ease of search and fulfillment; brand recognition and reputation; customer service; availability of additional platform features, such as workplace tools and ability to engage with additional platform features; the global nature of a company’s interfaces and marketing efforts, including local content, languages, currencies, and payment methods; and newly emerging generative AI technologies. If our competitors use their experience and resources to provide an offering that is more attractive to customers across these categories, or if our competitors innovate and provide products faster than we can, we may be unable to compete effectively and our business will be harmed.
Many of our competitors have or may obtain significantly greater financial, marketing or other resources or greater brand awareness than we have. Some of these competitors may be able to respond more quickly to new or expanding technology and devote more resources to product development, marketing or content acquisition than we can. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition.
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
Maintaining and promoting awareness of our platform and services is important to our ability to attract and retain customers. We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers. For example, in 2022, 2021 and 2020 our marketing expenses were approximately $97.2 million, $112.9 million and $81.2 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search engine portals. Our primary marketing efforts currently are search engine marketing (“SEM”), search engine optimization (“SEO”), affiliate marketing and display advertising, as well as, social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.
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
Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, footage represents significantly more data as compared to a still image, and if the proportion of our business related to footage licensing and our footage library continues to grow, we will need to expand and enhance our technological capabilities to ingest, store and search footage and music tracks in ways that are similar to our management of images. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow website or application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure supporting our customer and contributor facing web properties and software platforms and to evolve our information processes and computer systems to more efficiently run our business and remain competitive. For example, in 2022, 2021 and 2020 our product and development costs (which exclude costs that are capitalized related to internal-use software development projects), were approximately $65.4 million, $52.0 million and $46.0 million, respectively, and may continue to increase in the future as we continue to innovate. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be harmed.
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
Historically, our operations have been focused on our marketplace for content. Further expansion of our operations and our marketplace into additional content categories, such as Shutterstock Editorial and AI generated content, or into new products and services, such as Shutterstock Studios, an end-to-end custom creative shop and our Creative Flow Applications Suite, involves numerous risks and challenges, including increased capital requirements, increased marketing spend to gain brand awareness of these new operations, potential new competitors, and the need to develop new contributor and strategic relationships. Growth into additional content, product and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in which we have little or no experience. There is no guarantee that we will be able to generate sufficient revenue from sales of such content, products and services to offset the costs of developing, acquiring, managing and monetizing such content, products and services and our business may be adversely affected.
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
Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.
Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI, which could slow adoption of AI in our products and services.

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
Customers in our Enterprise sales channel provided approximately 39%, 37% and 38% of our revenues in 2022, 2021 and 2020, respectively. These customers have unique content, licensing and workflow needs and we have a dedicated sales, service and research team to provide a number of enhancements to those customers’ creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform. We have been optimizing our sales team and refining the manner in which our products and services are sold through this channel. However, we are continuing to build our sales leadership team and sales strategy. We also periodically adjust our sales organization as part of our efforts to optimize our sales operation to grow revenue.
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
In the last several years, we have continued to experience revenue growth and may continue to experience such growth in the future. For example, our revenues increased from $666.7 million in 2020 to $773.4 million in 2021 and to $827.8 million in 2022. Our continued growth has placed significant demands on our management and our administrative, operational and financial infrastructure and our success will depend in part on our ability to manage this growth efficiently. Specifically, as our operations have grown in size, scope and complexity, we have made and expect to continue to make significant expenditures and allocate valuable management resources to improve and upgrade our technology, customer service, sales and marketing infrastructure and product offerings, including new product offerings, and to continue developing or acquiring new and relevant content and product offerings. Growth may also strain our ability to maintain reliable operation of our platform, enhance our operational, financial and management controls and reporting systems and recruit, train and retain highly skilled personnel. If we fail to effectively allocate our limited resources within our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition may suffer.
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
Our revenue generated through sales to enterprise customers represented approximately 39% of our total revenue for the year ended December 31, 2022 and approximately 37% of our total revenue for the year ended December 31, 2021. A portion of these customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. Further, in certain jurisdictions, we contract with third-party resellers that may collect payment from customers and remit such payment to us. Therefore, we are subject to the third-party resellers’ ability to collect and remit payment to us. We evaluate the credit-worthiness of new customers and resellers and perform ongoing financial condition evaluations of our existing customers and resellers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2022, our allowance for doubtful accounts was $5.8 million. If the volume of sales to enterprise customers grows, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms or through resellers.
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

As of December 31, 2022, we had $50.0 million in aggregate principal amount of total debt. Additionally, our revolving credit facility has remaining borrowing capacity of $48.0 million, net of standby letters of credit, as of December 31, 2022. Our overall leverage and the terms of our financing arrangements could:
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
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued fluctuation in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. Despite the developments of vaccines, the duration and severity of COVID-19 and possible mutations and the degree of its impact on our business is uncertain and difficult to predict. The continued spread of the outbreak could result in one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: decreased business spending by our customers and prospective customers; reduced demand for our products, lower renewal rates by our customers; increased customer losses/churn and turnover of talent; increased challenges in or cost of acquiring new customers and talent; reduction in the amount of content uploaded by our contributors and/or reduction in the number of contributors on our site because of reduced royalties earned by our contributors; inability of our Custom contributors and editorial photographers to complete assignments because of travel and in-person event restrictions; increased competition; increased risk in collectability of accounts receivable; reduced productivity due to remote work arrangements; lost productivity due to illness and/or illness of family members; inability to hire key roles; adverse effects on our strategic partners’ businesses; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; business continuity concerns for us and our third-party vendors; inability of counterparties to perform under their agreements with us; increased risk of vulnerability to cybersecurity attacks or breaches resulting from a greater number of our employees working remotely for extended periods of time; and challenges with Internet infrastructure due to high loads. If we are not able to respond to and manage the potential impact of such events effectively, our business could be harmed.
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
We currently provide content licensing to customers in more than 150 countries and license content from contributors located in over 100 countries. In connection with providing content licensing, we collect, store, process and use our customers’ and contributors’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. We also collect, store, process, transmit and use our employees’ personally identifiable information and other data in connection with their employment. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to or misuse this information. There have been a number of reported incidents where third-party service providers or partners have used software to access the personal data of their customers’ or partners’ customers for marketing and other purposes. Our privacy policies and practices prohibit such activities, but our third-party service providers or partners may nevertheless engage in such activity without our knowledge or consent. If we or our third-party service providers or partners were to experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without authorization, our brand and reputation could be adversely affected, use of our products could decrease, we could experience business interruption and we could be exposed to a risk of loss, litigation and regulatory proceedings. Depending on the nature of the information compromised in a cybersecurity incident, data breach or disruption or unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, we may also have obligations to notify customers, contributors, employees or governmental bodies about the incident and we may need to provide some form of remedy and compensation for the individuals affected. In addition, ongoing rulemaking and the potential for changes to cybersecurity disclosure rules may subject us to enhanced or uncertain requirements. Complying with these obligations could cause us to incur substantial costs, including compliance, crisis management and remediation costs, and receive negative publicity. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access or failure of systems.

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
Several other foreign jurisdictions have adopted or are considering adopting new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals. For example, in Brazil, the General Data Privacy Law, which was signed into law in August 2018 and was subject to enforcement beginning in August 2021, imposes detailed rules for the collection, use, processing and storage of personal data. Similarly, in India, a committee formed by the Indian government issued a report and draft data protection bill in July 2018, which was updated in December 2019 by the Ministry of Electronics and Information Technology and remains subject to continuing joint parliamentary review. Similarly, data privacy laws have been enacted in a number of jurisdictions, including, but not limited to, the European Union, Illinois and California, which regulate the collection of certain biometric data regarding individuals, including their facial images, and the use of such data, including in facial recognition systems. Private and class plaintiffs have successfully asserted claims in settled litigation relating to the processing and storage of photographs under biometric privacy laws. Similar laws have also been introduced in several additional states. We have entered into certain contractual agreements that may implicate or make use of such technology. Such laws may have the effect of adversely impacting our ability to grow our business in that area. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.
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
Although cybersecurity and the continued development and enhancement of the processes, practices and controls that are designed to protect our systems, computers, software, data and networks from attack, damage, disruption or unauthorized access are a high priority for us, because the techniques used to attack, damage, disrupt or obtain unauthorized access are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, our efforts may not be enough to anticipate or prevent a party from circumventing our security measures, or the security measures of our third-party service providers, and accessing and misusing the confidential or personal information of our employees, customers and contributors and / or our networks. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. We may also be required to expend significant capital and other resources to protect against such cybersecurity incidents to alleviate problems caused by such incidents. While we continually work to safeguard our internal network systems and validate the security of our third-party providers, to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or cybersecurity breaches. Proposed

SEC rulemaking undertakes to expand security incident reporting requirements and may subject us to additional and uncertain requirements in the event of an actual or perceived security incident. Any actual or perceived breach or the perceived threat of an attack or breach, could cause our customers, contributors and other third parties to cease doing business with us, or subject us to lawsuits, regulatory fines, criminal penalties, statutory damages, and other costs, including for provision of breach notices and credit monitoring to our customers, and other action or liability, and could lead to business interruption, any of which could harm our reputation, business, financial condition, results of operations and stock price.
Failure to protect our intellectual property could substantially harm our business and operating results.
We regard our patents, trade secrets, trademarks, copyrights and our other intellectual property rights as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and non-disclosure agreements and other contractual restrictions to protect our proprietary rights. We have registered “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Shutterstock Studios” and “Shutterstock Editor” and associated logos and other marks as trademarks in the United States and other jurisdictions and we are the registered owner of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com, rexfeatures.com, turbosquid.com, picmonkey.com, pond5.com and splashnews.com internet domain names and various other related domain names. Effective intellectual property protection for our trademarks and domain names may not be available or practical in every country in which we operate or intend to operate.
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
Revenues derived from customers outside of the United States comprise a significant portion of our revenues and we seek to expand our international operations to attract customers and contributors in countries other than the United States as a critical element of our business strategy. For each of the years ended December 31, 2022, 2021 and 2020, approximately 60%, 66% and 67%, respectively, of our revenue was derived from customers located outside of the United States. Our ability to expand our business and attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we fail to deploy, manage or oversee our international operations successfully, our business may suffer.
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
We are subject to foreign exchange risk.
As of December 31, 2022, we had operations based in a number of territories outside of the United States and a significant portion of our business may be transacted in currencies other than the U.S. dollar, including the euro, the British pound, the Australian dollar and the Japanese yen. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro, British pound, Australian dollar, Japanese yen and other currencies against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances.
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
We believe that our worldwide provision for income taxes is reasonable, but our ultimate income tax liability may differ from the amounts recorded in our financial statements. Any additional income tax liability may have a material adverse effect on our financial results in the period or periods in which such additional liability arises. We have established reserves for such additional income tax liabilities as we believe are appropriate. However, there can be no assurance that our ultimate income tax liability will not exceed those reserves.
Income tax law and regulatory changes in the U.S., the E.U. and other jurisdictions, including income tax law and regulatory changes that may be enacted by the U.S. federal and state governments or as a result of tax policy recommendations from organizations such as the Organization for Economic Co-operation and Development (the “OECD”), have and may continue to have an impact on our financial condition and results of operations.
Specifically, the enactment of the TCJA has had and may continue to have a significant effect on our financial statements. Certain provisions of the TCJA may be amended by future legislation or, by their terms, are scheduled to change or expire on specified dates. In addition, questions remain regarding the interpretation and implementation of the TCJA. Potential regulatory or legislative action to address questions under the TCJA and changes in accounting standards for income taxes or related interpretations in response to the TCJA could cause uncertainty regarding the effect of the TCJA on our provision for income taxes. Moreover, foreign jurisdictions and administrative bodies that have raised concerns about certain provisions of the TCJA might formally challenge those provisions or adopt legislation contrary to those provisions. Such a response could eliminate or reduce the benefits that we have derived or may derive from the TCJA.
Fiscal authorities in many foreign jurisdictions have increased their scrutiny of the potential taxation of e-commerce businesses. On October 8, 2021, the OECD announced that over 130 countries had reached a two-pillar agreement to address tax challenges presented by the digitalization of the global economy. Pillar One would require the largest and most profitable multinational enterprises to allocate a portion of their profits to markets where they derive revenue, regardless of whether they maintain a physical presence in those markets. Initially, the profit allocation rule would apply only to multinational enterprises with more than €20 billion in global annual revenues and a profit margin above 10%. The revenue threshold would be reduced to €10 billion beginning seven years after the effective date of Pillar One. Pillar Two would subject multinational enterprises with annual revenue of more than €750 million to a global minimum income tax at a rate of 15%. Based on current U.S. income tax law, disparities exist between the U.S. minimum income tax under GILTI and the proposed Pillar Two framework. To assist in the implementation of Pillar Two, the OECD published detailed model legislation on December 20, 2021, and related commentary on March 14, 2022. The participating countries are expected to implement the OECD’s two-pillar agreement by entering into a multilateral convention and enacting domestic legislation by 2024. Such legislation could increase our global effective tax rate and have a material effect on our financial position and results of operations.
To prevent double taxation as a result of the profit allocation rule, the multilateral convention would require the removal of all existing digital services taxes and prohibit the introduction of new digital services taxes. Until the convention is adopted, however, countries that had previously enacted a digital services tax, may continue to impose their tax. The continued imposition of digital services taxes may have a material effect on our financial condition and results of operations.
We may be exposed to greater than anticipated withholding, sales, use, value added and other non-income tax liabilities, including as a result of future changes in laws or regulations, which could harm our financial condition and results of operations.
We are subject to non-income taxes, including withholding, sales, use and value added taxes, in various jurisdictions in which we conduct business. Fiscal authorities in one or more of those jurisdictions may contend that our non-income tax liabilities are greater than the amounts we have accrued and/or reserved for. Moreover, future changes in non-income tax laws or regulations may materially increase our liability for such taxes in future periods.
Significant judgment is required in determining our exposure for non-income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, certain jurisdictions in which we do not collect or pay withholding, sales, use, value added or other non-income taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect or pay such taxes in the future.
We continue to evaluate the impact, if any, of the imposition of sales tax on customer demand for our products and results of operations. Recent legislation, including legislation relating to the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., has, and will continue to, significantly increase the effort, resources and costs associated with the collection and compliance burden for sales tax.
The prospective taxation by multiple jurisdictions of e-commerce businesses could also subject us to exposure to withholding, sales, use, value added and other non-income taxes on our past and future transactions in jurisdictions in which we currently are, or in the future may be, required to report taxable transactions. A successful assertion by a jurisdiction that we failed to pay such taxes, or the adoption of new laws requiring the registration for, collection of, and/or payment of such taxes, could result in substantial tax liabilities related to past, current and future sales and other transactions, create increased administrative burdens and costs, discourage customers from purchasing content from us, or otherwise substantially harm our business and results of operations. We are currently subject to and in the future may become subject to additional compliance requirements for certain of those taxes. Where appropriate, we have made accruals for those taxes, which are reflected in our consolidated financial statements. Changes in the estimates or assumptions underlying those accruals could have an adverse effect on our financial condition.

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
Because of the risks described in this “Risk Factors” section and others, it is possible that our future results may be below our expectations and the expectations of analysts and investors. In such an event, the price of our common stock may decline significantly.
Our stock price has been and will likely continue to be volatile.
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since 2015, the reported high and low sales prices per share of our common stock have ranged from $25.44 to $128.36 through February 10, 2023. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price at which they purchased such shares.

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
Jonathan Oringer, our founder and Executive Chairman of the Board, owns and controls approximately 32.6% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
As of February 10, 2023, Jonathan Oringer, our founder, Executive Chairman of the Board, and our largest stockholder, beneficially owned approximately 32.6% of our outstanding shares of common stock. This concentration of ownership may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Mr. Oringer, regardless of the impact of such transaction on our other stockholders. Additionally, Mr. Oringer has significant influence over management and major strategic investments as a result of his position as Executive Chairman of the Board.
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

Purchases of shares of our common stock pursuant to our share repurchase program may affect the value of our common stock and diminish our cash reserves, and there can be no assurance that our share repurchase program will enhance stockholder value.
Pursuant to our share repurchase program which was publicly announced in November 2015, we were authorized to repurchase up to $100 million of our outstanding common stock. In February 2017, our Board authorized us to repurchase up to an additional $100 million of our outstanding common stock. As of December 31, 2022, there was no remaining authorization for purchases under the share repurchase program. Our board may authorize additional purchases at any time. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and we are not obligated to repurchase any shares. Repurchases of our shares could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Our board has the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Additionally, repurchases under our share repurchase program have diminished and would continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. Further, under the Inflation Reduction Act of 2022, a 1% excise tax is imposed on the fair market value of certain net stock purchases, which could increase the cost of repurchasing shares of our common stock. There can be no assurance that any share repurchases will enhance stockholder value, as the market price of our common stock may nevertheless decline.
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
As of February 10, 2023, we had 35,841,933 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
We filed registration statements on Form S-8 under the Securities Act covering shares of common stock issuable pursuant to options and shares reserved for future issuance under our 2022 Omnibus Equity Incentive Plan and our 2012 Omnibus Equity Incentive Plan. Shares issued pursuant to such options and plans can be freely sold in the public market upon issuance and vesting, subject to the terms of the award agreements delivered under such plans, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.
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
Also, the TCJA amended Section 162(m) of the U.S. Internal Revenue Code, which denies a publicly held corporation a deduction for U.S. federal income tax purposes for compensation paid to certain covered employees to the extent that the compensation for a taxable year exceeds $1 million per employee. Before that amendment, Section 162(m) provided an exception for “performance-based compensation” that met certain requirements. The TCJA eliminated the exception for performance-based compensation, other than for certain arrangements in place before November 2, 2017, and expanded the group of employees covered by the limitation under Section 162(m). The American Rescue Plan Act, enacted on March 11, 2021, further expanded the group of covered employees to include an additional five most highly compensated employees, effective for taxable years beginning after December 31, 2026.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support, technology services and customer service under operating lease agreements that expire on various dates during the period from 2023 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased with cash.
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
Stockholders
As of February 10, 2023, there were 3 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the year ended December 31, 2022.
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
Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the three months ended December 31, 2022.
Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Performance Graph
The graph below matches Shutterstock, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Internet Software & Services Select index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2022.

	12/2017	12/2018	12/2019	12/2020	12/2021	12/2022

Shutterstock, Inc.	100.00	88.58	105.48	179.00	279.18	134.81
NYSE Composite	100.00	91.05	114.28	122.26	147.54	133.75
S&P Software & Services Select Industry	100.00	95.62	125.72	148.85	191.58	156.89

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

Overview and Recent Developments
Shutterstock is a global creative platform for transformative brands and media companies. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage the Company’s platform to assist with the entire creative process from ideation through creative execution.
Our key content offerings include:
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

Our offerings are distributed to customers under the following brands: Shutterstock; Pond5; TurboSquid; Offset; PremiumBeat; Bigstock; PicMonkey; and Splash News.
Shutterstock, our flagship brand, includes various content types such as image, footage, music and editorial. For customers seeking specialized solutions, Shutterstock Studios extends our offerings by providing custom, high-quality content matched with production tools and services at scale. In addition, our collection of images, footage clips, music tracks and 3D models is also distributed through our Computer Vision offering which is used by large technology companies to train AI models.
Pond5 is a video-first content marketplace which expands the Company’s content offerings across footage, image and music. PicMonkey is a leading online graphic design and image editing platform. TurboSquid operates a marketplace that offers more than one million 3D models and a 2 dimensional (“2D”) marketplace derived from 3D objects. Our Offset brand provides authentic and exceptional content for high-impact use cases that require extraordinary images, featuring work from top assignment photographers and illustrators from around the world. PremiumBeat offers exclusive high-quality music tracks and provides producers, filmmakers and marketers the ability to search handpicked production music from the world’s leading composers. Bigstock maintains a separate content library tailored for creators seeking to incorporate cost-effective imagery into their projects.
Over 2.3 million active, paying customers contributed to our revenue in 2022. As of December 31, 2022, more than 2.3 million approved contributors made their images, footage and music tracks available in our collection, which has grown to 600 million images and 45 million footage clips as of December 31, 2022. This makes our collection of content one of the largest of its kind, and we delivered 173.3 million paid downloads to our customers across all of our brands during the year ended December 31, 2022.
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
In October 2022, Shutterstock announced our strategic partnership with OpenAI, an AI research and deployment company. In 2023, Shutterstock integrated Dall-E 2, OpenAI’s tool for AI-generated content into the Shutterstock platform to enable our customers to input keywords and generate unique images based on their specific criteria.
Through our platform, we primarily generate revenue by licensing content to our customers. During the year ended December 31, 2022, 61% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties which include Shutterstock.com, pond5.com, premiumbeat.com, turbosquid.com and bigstock.com. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from access to (i) Shutterstock Editorial, which includes our library of editorial images and videos, (ii) Shutterstock Studios, our offering which provides custom, high-quality content matched with production tools and services at scale, and (iii) Computer Vision, our offering which provides metadata associated with our content collection, used to train AI models. Our range of solutions, including the depth of our API platform integrations, appeals to a broad and diverse customer base and enables us to adapt and evolve with the needs of our more high touch clients to deliver capabilities that embed deep within their workflows. Our Enterprise sales channel provided approximately 39% of our revenue in 2022.
As the use cases for our creative solutions expand, we believe our customers are seeking alternative means to consume our offerings. As a result, we have seen continued demand for our monthly subscription products, including our suite of multi-asset subscriptions, launched during 2021. These multi-asset products are credit-based and enable customers to license images, footage and music in a single subscription. Our monthly subscriptions provide for either a fixed number of content licenses or credits that may be used to download content during the period. Our subscription-based pricing model makes the creative process easier because customers can download content in our collection for use in their creative process without incremental costs, which provides greater creative freedom and helps improve work product. In addition, customers may also purchase licenses through other contractual plans where the customer commits to buy a predetermined quantity of content licenses that may be downloaded over a period of time, generally between one month to one year. For users who need less content, individual content licenses may also be purchased on a transactional basis, paid for at the time of download.

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from TurboSquid beginning February 2022 and from PicMonkey beginning September 2022. These metrics exclude the respective customer counts and revenues from our acquisitions of Pond5 and Splash News.
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
Content in our Collection
We define content in our collection as the total number of approved images (photographs, vectors and illustrations) and footage (in number of clips) in our library at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available for license by our customers through an application program interface, custom content and certain content that may be licensed for editorial use only. Prior to December 31, 2022, this metric only included approved images and footage clips on shutterstock.com at the end of the period. We believe that our large selection of high-quality content enables us to attract and retain customers and drives our network effect.

The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

Subscribers (end of period)[1]	586,000	343,000	281,000
Subscriber revenue (in millions)[1]	$346.6	$317.5	$265.3

Average revenue per customer (last twelve months)[1]	$341	$368	$333
Paid downloads (in millions)	173.3	180.0	180.0
Revenue per download	$4.40	$4.16	$3.68
Content in our collection (end of period, in millions)
Images	600	400	360
Footage clips	45	24	21
___________________________________________________
1 Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from TurboSquid beginning February 2022 and from PicMonkey beginning September 2022. These metrics exclude the respective customer counts and revenues from our acquisitions of Pond5 and Splash News.

Basis of Presentation
Revenue
The majority of our revenues are earned from licensing content. Content licenses are generally purchased by our customers on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download.  Subsequent to the acquisition of PicMonkey, we also generate revenue from the license of tools available through our platform.
For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price. The standalone selling price is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information including internally approved pricing guidelines and pricing information of comparable products.
We recognize revenue upon the satisfaction of performance obligations. For content licenses, we recognize revenue on both our subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided. In addition, management estimates expected unused licenses for subscription-based products and recognizes the estimated revenue associated with the unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. For revenue associated with the license of tools available through our platform, the Company recognizes revenue on a straight-line basis over the subscription period. We expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
Impairment of Lease and Related Assets. Impairment of lease and related assets includes impairment charges related to a portion of the Company’s right-of-use assets and property and equipment triggered by the decision to cease using certain office spaces.
Other (Expense) / Income, Net.  Other (expense) / income, net consists of non-operating costs such as foreign currency transaction gains and losses, in addition to interest income and expense.
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

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Consolidated Statements of Operations:
Revenue	$827,826	$773,415	$666,686
Operating expenses:
Cost of revenue	314,306	277,659	259,573
Sales and marketing	203,154	204,878	159,241
Product development	65,434	52,014	46,038
General and administrative	132,644	130,758	116,568
Impairment of lease and related assets	18,664	—	—
Total operating expenses	734,202	665,309	581,420
Income from operations	93,624	108,106	85,266
Other (expense) / income, net	(2,587)	(3,370)	4,257
Income before income taxes	91,037	104,736	89,523
Provision for income taxes	14,934	12,853	17,757
Net income	$76,103	$91,883	$71,766

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020
Consolidated Statements of Operations:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	38%	36%	39%
Sales and marketing	25%	26%	24%
Product development	8%	7%	7%
General and administrative	16%	17%	17%
Impairment of lease and related assets	2%	—%	—%
Total operating expenses	89%	86%	87%
Income from operations	11%	14%	13%
Other (expense) / income, net	—%	—%	1%
Income before income taxes	11%	14%	13%
Provision for income taxes	2%	2%	3%
Net income	9%	12%	11%

Comparison of the Years Ended December 31, 2022 and December 31, 2021
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$827,826	$773,415	$54,411	7%
Operating expenses:
Cost of revenue	314,306	277,659	36,647	13
Sales and marketing	203,154	204,878	(1,724)	(1)
Product development	65,434	52,014	13,420	26
General and administrative	132,644	130,758	1,886	1
Impairment of lease and related assets	18,664	—	18,664	*
Total operating expenses	734,202	665,309	68,893	10
Income from operations	93,624	108,106	(14,482)	(13)
Other expense, net	(2,587)	(3,370)	783	(23)
Income before income taxes	91,037	104,736	(13,699)	(13)
Provision for income taxes	14,934	12,853	2,081	16
Net income	$76,103	$91,883	$(15,780)	(17)%
* Not meaningful

Revenue
Revenue increased by $54.4 million, or 7%, to $827.8 million in 2022 as compared to 2021. On a constant currency basis, revenue increased approximately 11% in the year ended December 31, 2022, as compared to 2021. Approximately 18% and 7% of the Company’s revenues were denominated in Euro and Pounds Sterling, respectively. These currencies have depreciated to historically low values compared to the U.S. dollar during the twelve months ended December 31, 2022. Other currencies we transact in, including the Japanese Yen and Australian Dollar also depreciated significantly during the period.
E-commerce revenues increased by 2%, to $501.4 million in 2022, as compared to 2021. On a constant currency basis, E-commerce revenues increased by 5% in 2022, as compared to 2021. During 2022, growth in our E-commerce sales channel was driven by revenue generated from our acquisitions of PicMonkey and Pond5 which were completed on September 3, 2021 and May 11, 2022, respectively. E-commerce revenue also benefited from higher subscriber revenue, which was offset by a reduction in revenue generated from our transactional products.
Enterprise revenues increased by 15%, to $326.4 million in 2022, as compared to 2021. On a constant currency basis, Enterprise revenues increased by 20% in 2022, as compared to 2021. The increase in Enterprise revenues was primarily driven by growth in our Computer Vision and multi-asset product offerings, in addition to revenue generated from our acquisitions of Pond5 and Splash News, which were completed on May 11, 2022 and May 28, 2022, respectively. Enterprise revenue growth also benefited from continued momentum in Shutterstock Studios and Shutterstock Editorial.
In the years ended December 31, 2022 and 2021, we delivered 173.3 million and 180.0 million paid downloads, respectively, and our revenue per download was $4.40 in 2022 compared to $4.16 in 2021. During 2022, the 6% increase in revenue per download, is primarily due to changes in product mix coupled with a reduction in paid download volumes.
Changes in our revenue by region were as follows: revenue from North America increased by $62.2 million, or 21%, to $353.2 million, revenue from Europe decreased by $10.5 million, or 4%, to $243.0 million and revenue from outside Europe and North America increased by $2.6 million, or 1%, to $231.6 million, in the year ended December 31, 2022 compared to 2021.

Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $36.6 million, or 13%, to $314.3 million in 2022 as compared to 2021. As a percent of revenue, cost of revenues increased to 38% for the year ended December 31, 2022, from 36% for 2021. This increase was primarily driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty, content and reviewer costs; and (iii) higher costs associated with website hosting, hardware and software licenses. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue and paid downloads.
Sales and Marketing.    Sales and marketing expenses decreased by $1.7 million, or 1%, to $203.2 million in 2022 as compared to 2021. As a percent of revenue, sales and marketing expenses decreased to 25% for the year ended December 31, 2022, from 26% for 2021. The decrease in sales and marketing expenses was primarily driven by $15.7 million in lower marketing spend, partially offset by $5.2 million in higher employee-related costs and $2.6 million in higher non-cash compensation expense. In addition, the Company has incurred additional marketing expenses associated with second quarter live events and festivals. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.    Product development expenses increased by $13.4 million, or 26%, to $65.4 million in 2022 as compared to 2021. This increase was primarily driven by (i) $6.3 million in higher employee and third-party contractor related costs, net of capitalized labor for the twelve months ended December 31, 2022, (ii) $3.7 million in higher non-cash compensation expense and (iii) increased software and other IT-related costs for the twelve months ended December 31, 2022. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.    General and administrative expenses increased by $1.9 million, or 1%, to $132.6 million in 2022 as compared to 2021. This increase was primarily driven by (i) $4.3 million in professional fees related to our acquisitions of Pond5 and Splash News, (ii) $3.6 million increase in bad debt expense; (iii) $1.8 million related to realized foreign currency losses, (iii) $1.6 million in severance costs associated with a strategic workforce optimization initiative; and (iv) $1 million related to a donation to provide direct assistance to Shutterstock’s contributors in Ukraine. These increases were partially offset by (i) $6.9 million in lower non-cash compensation expense related to the departure of certain executives and expense associated with certain performance based awards, (ii) $1.9 million in lower depreciation and amortization expense and (iii) $1.2 million in lower employee-related costs.
Impairment of Lease and Related Assets. Impairment of lease and related assets was $18.7 million in 2022. In the fourth quarter of 2022, the Company completed an analysis of leased-office usage and (i) ceased using certain of its office space, including two floors of its headquarters in New York City as well as (ii) abandoned certain other smaller office spaces. This resulted in an $18.7 million impairment charge, of which $15.9 million and $2.8 million relates to right-of-use assets and property and equipment, respectively.
Other expense, net.    During 2022, other expense, net substantially consisted of $1.3 million of expense due to foreign currency fluctuations and $1.3 million of interest expense related to the Credit Facility. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
During 2021, other expense, net substantially consisted of $3.3 million of expense due to foreign currency fluctuations.
Income Taxes.    Income tax expense increased by $2.1 million, to $14.9 million in 2022 as compared to 2021. Our effective tax rates for the years ended December 31, 2022 and 2021 were approximately 16.4% and 12.3%, respectively.
The 2022 effective tax rate differs from the U.S. federal statutory tax rate primarily due to the foreign-derived intangible income deduction. The 2021 effective tax rate differs from the U.S. federal statutory rate primarily due to the foreign-derived intangible income deduction and the impact of a capital loss transaction.

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
E-commerce revenues increased by 19%, to $490.2 million in 2021 as compared to 2020. On a constant currency basis, E-commerce revenues increased by 16% in 2021, as compared to 2020. During 2021, growth in our E-commerce sales channel was primarily driven by increased subscriber revenue and revenue generated by our acquisitions of TurboSquid and PicMonkey, which were completed on February 1, 2021 and September 3, 2021, respectively.
Enterprise revenues increased by 11%, to $283.2 million in 2021 as compared to 2020. On a constant currency basis, Enterprise revenues increased by 10% in 2021, as compared to 2020 . We have continued to execute on our strategy to respond to market trends including making updates to product offerings and continuously improving our platform. We believe these enhancements impacted our Enterprise sales operations during the period and were one of the drivers of the increased deferred revenue balance as of December 31, 2021.
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

Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $18.1 million, or 7%, to $277.7 million in 2021 as compared to 2020. This increase was primarily driven by: (i) higher royalty expense, content procurement costs and credit card fees, associated with our increased revenue and (ii) increased depreciation and amortization expense driven by our recent acquisitions. In addition, in 2020, cost of revenue includes severance charges of $1.2 million. We expect that our cost of revenue will fluctuate in line with changes in revenue and paid downloads.

Sales and Marketing.    Sales and marketing expenses increased by $45.6 million, or 29%, to $204.9 million in 2021 as compared to 2020. As a percent of revenue, sales and marketing expenses increased to 26% for the year ended December 31, 2021, from 24% for 2020. This increase was primarily driven by (i) $31.7 million in higher marketing spend which includes performance marketing, brand marketing and television ad spend, and (ii) $11.3 million in higher employee-related costs, primarily related to commissions associated with increased enterprise billings. In addition, for the year ended December 31, 2021 and 2020, sales and marketing expense includes severance charges of $2.2 million and $1.7 million, respectively. We expect sales and marketing expenses to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
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
Income Taxes.    Income tax expense decreased by $4.9 million to $12.9 million in 2021 as compared to 2020. Our effective tax rates for the years ended December 31, 2021 and 2020 were approximately 12.3% and 19.8%, respectively.
The 2021 effective tax rate differs from the U.S. federal statutory rate primarily due to the foreign-derived intangible income deduction and the impact of a capital loss transaction. The 2020 effective tax rate differs from the U.S. federal statutory rate primarily due to the foreign-derived intangible income deduction partially offset by other items.

Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents totaling $115.2 million, which primarily consisted of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our credit facility, which was obtained on May 6, 2022.
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
Dividends
We declared and paid cash dividends of $0.96 per share of common stock, or $34.6 million during the year ended December 31, 2022.
On January 30, 2023, our Board of Directors declared a quarterly cash dividend of $0.27 per share of outstanding common stock payable on March 16, 2023 to stockholders of record at the close of business on March 2, 2023. The Company currently expects to continue to pay comparable cash dividends on a quarterly basis in the future. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.

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
As of December 31, 2022, we have repurchased approximately 3.8 million shares of our common stock under the share repurchase program at an average per-share cost of $52.97. During the year ended December 31, 2022, we repurchased approximately 984,000 shares of our common stock at an average per share cost of $74.02. As of December 31, 2022, we have fully utilized our authorization for purchases under the share repurchase program.
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
On May 9, 2022, we borrowed $50 million for use in connection with the acquisition of Pond5 and for general corporate purposes. As of December 31, 2022, we had outstanding borrowings under the Credit Facility of $50 million. As of December 31, 2021, we had no outstanding debt obligations. For the year ended December 31, 2022, the Company paid cash interest totaling $1.0 million and our annualized interest rate was 3.8%.
On January 27, 2023, we fully repaid our borrowings under the Credit Facility and had a remaining borrowing capacity of $98 million, net of standby letters of credit.
The Credit Facility contains financial covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of December 31, 2022, we are in compliance with these covenants.

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
As of December 31, 2022, we had approximately $93 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of December 31, 2022, we had approximately $54 million in operating lease obligations with lease payments extending through 2029.
See Notes 15 and 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our lease and other non-lease commitments, respectively, as of December 31, 2022.
Cash Flows
The following table summarizes our cash flow data for 2022, 2021 and 2020, respectively.

	Year Ended December 31,
	2022	2021	2020
		(in thousands)
Net cash provided by operating activities	$158,451	$216,372	$165,072
Net cash used in investing activities	$(275,550)	$(250,438)	$(35,310)
Net cash used in financing activities	$(79,487)	$(77,722)	$(4,587)
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
Net cash provided by operating activities was $158.5 million for the year ended December 31, 2022, compared to $216.4 million for the year ended December 31, 2021. The decline in cash provided by operating activities for the year ended December 31, 2022 was impacted by the timing of payments and cash receipts in the ordinary course of business which can cause operating cash flow to fluctuate from period to period.
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
Investing Activities
Our investing activities have consisted primarily of capital expenditures, business combinations, asset acquisitions, investments and content acquisitions. Capital expenditures include internal-use software and website development costs, purchases of software equipment, and capitalization of leasehold improvements. Capital expenditures are primarily attributable to investments in internally developed software. We continue to invest significantly in product development to enhance our customer experience and increase the efficiency with which we deploy new products and features. Cash used in investing activities totaled $275.6 million, $250.4 million and $35.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Cash used in investing activities for the year ended December 31, 2022 was $275.6 million, consisting primarily of (i) $211.8 million cash used in the acquisitions of Pond5 and Splash News, net of cash acquired; (ii) capital expenditures of $43.3 million for internal-use software and website development costs, and purchases of software and equipment, and (iii) $16.8 million paid to acquire the rights to distribute certain digital content in perpetuity.
Cash used in investing activities for the year ended December 31, 2021 was $250.4 million, consisting primarily (i) $181.6 million cash used in the acquisitions of TurboSquid and PicMonkey, net of cash acquired; (ii) $31.6 million cash used in the asset acquisitions of Pattern89, Inc., Datasine Limited and assets from Shotzr, Inc.; (iii) capital expenditures of $28.1 million for internal-use software and website development costs, and purchase of software and equipment, and (iv) $8.9 million to acquire the rights to distribute certain digital content in perpetuity.
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

Financing Activities
Our financing activities have consisted primarily of payments associated with cash dividends, settlements of tax withholding obligations related to employee stock-based compensation awards and repurchases of common stock under our share repurchase program. Our financing activities also includes proceeds from our Credit Facility, proceeds from our Stock Offering and proceeds received in connection with the exercise of stock options. Cash used in financing activities totaled $79.5 million, $77.7 million and $4.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Cash used in financing activities during 2022 primarily consisted of (i) $73.5 million in connection with the repurchase of common stock under our share repurchase program; (ii) $34.6 million, related to the payment of the quarterly cash dividend, and (iii) $22.6 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by approximately $50.0 million in proceeds received from our Credit Facility.
Cash used in financing activities during 2021 primarily consisted of (i) $30.7 million, related to the payment of the quarterly cash dividend; (ii) $26.5 million in connection with the repurchase of common stock under our share repurchase program, and (iii) $22.7 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by approximately $2.1 million in proceeds received in connection with the exercise of stock options.
Cash used in financing activities during 2020 primarily consisted of $24.4 million related to the payment of the quarterly cash dividends and $4.5 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by $23.2 million of proceeds from our Stock Offering, after deducting underwriting discounts, commissions and offering expenses paid and $1.2 million of proceeds received in connection with the exercise of stock options.

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
Adjusted EBITDA
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, impairment of lease and related assets, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net income	$76,103	$91,883	$71,766
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	68,470	48,771	41,359
Non-cash equity-based compensation	35,740	36,179	28,309
Impairment of lease and related assets	18,664	—	—
Other adjustments, net(1)	4,163	3,370	(4,257)
Provision for income taxes	14,934	12,853	17,757
Adjusted EBITDA	$218,074	$193,056	$154,934
Adjusted EBITDA margin	26.3%	25.0%	23.2%
_______________________________________________________________________________
(1)Included in other adjustments, net is foreign currency transaction gains and losses, severance associated with strategic workforce optimizations and interest income and expense.

Adjusted Net Income
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, impairment of lease and related assets, severance costs associated with strategic workforce optimizations and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net income	$76,103	$91,883	$71,766
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	35,740	36,179	28,309
Tax effect of non-cash equity-based compensation(1)	(8,397)	(8,502)	(6,653)
Acquisition-related amortization expense(2)	29,302	13,334	2,261
Tax effect of acquisition-related amortization expense(1)	(6,886)	(3,133)	(531)
Impairment of lease and related assets	18,664	—	—
Tax effect of impairment of lease and related assets(1)	(4,199)	—	—
Other	$1,576	$—	$—
Tax effect of other(1)	$(355)	$—	$—
Adjusted net income	$141,548	$129,761	$95,152
Adjusted net income per diluted common share	$3.87	$3.48	$2.62

Weighted average diluted shares	36,546	37,324	36,369
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)Of these amounts, $7.5 million and $5.3 million are included in cost of revenue for the three months ended December 31, 2022 and 2021, respectively, and $27.0 million and $10.2 million are included in cost of revenue for the years ended December 31, 2022 and 2021, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Year Ended December 31,
	2022	2021	2020

Reported revenue (in thousands)	$827,826	$773,415	$666,686
Revenue growth	7%	16%	2%
Revenue growth on a constant currency basis	11%	15%	2%

E-commerce reported revenue (in thousands)	$501,384	$490,212	$412,521
E-commerce revenue growth	2%	19%	5%
E-commerce revenue growth on a constant currency basis	5%	16%	5%

Enterprise reported revenue (in thousands)	$326,442	$283,203	$254,165
Enterprise revenue growth	15%	11%	(2)%
Enterprise revenue growth on a constant currency basis	20%	10%	(2)%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition, and, with respect to the twelve months ended December 31, 2020, a payment associated with long-term incentives related to our 2017 acquisition of Flashstock.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$158,451	$216,372	$165,072
Capital expenditures	(43,296)	(28,125)	(25,630)
Content acquisitions	(16,821)	(8,874)	(2,970)
Payments related to long-term incentives related to acquisitions	—	—	7,759
Free Cash Flow	$98,334	$179,373	$144,231

Critical Accounting Estimates
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
We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, valuation of acquired goodwill and intangible assets, and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates.
Revenue Recognition
The majority of our revenues are earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. We also generate revenue from tools available through our platform.
For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price. The standalone selling price is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information including internally approved pricing guidelines and pricing information of comparable products.
We recognize revenues upon the satisfaction of performance obligations. For content licenses, we recognize revenues on both a subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided. In addition, we estimate expected unused licenses for subscription-based products and recognize the estimated revenue associated with unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. For revenue associated with tools available through our platform, the Company recognizes revenue on a straight-line basis over the subscription period. We expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
As of December 31, 2022 and 2021, we had an allowance for doubtful accounts of $5.8 million and $1.9 million, respectively. Fluctuations in our allowance for doubtful accounts are primarily attributable to changes in the aging profile of our gross accounts receivable balances and specific customer situations arising during the year.
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
The global intangible low-taxed income (“GILTI”) provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We have elected to treat any potential GILTI inclusions as a period cost.

Acquisitions
Business combinations are recorded at fair value and the purchase price is allocated to the assets acquired and liabilities assumed in the transaction. Assets acquired may include intangible assets such as customer relationships, trade names, developed technology and contributor content. Fair values are based on the exit price (i.e., the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date) and valuation methods that may be utilized include the multiple-period excess earnings method, the relief-from-royalty method and the cost-to-recreate method. Determining the fair value of the customer relationships intangible assets requires management to use significant judgment and estimates, including estimates of future revenue growth rates for existing customers, the discount rate, earnings before interest, taxes and amortization (“EBITA”) margins and the customer attrition rate, among others. Other assets and liabilities acquired in a business combination are recorded based on the fair value of the assets acquired and liabilities assumed at acquisition date. Changes to these factors could affect the measurement and allocation of fair value.

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
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 32%, 35% and 36% in 2022, 2021 and 2020, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for 2022, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would impact our revenue by approximately 3%.
We have established foreign subsidiaries in various countries and have concluded that the functional currency of these entities is generally the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. The net impacts of foreign currency transactions on our financial statements were losses of $3.1 million and $3.2 million in 2022 and 2021, respectively, and a gain of $2.4 million in 2020. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.
Our historical revenue by currency is as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$148,643	€138,531	$152,290	€129,140	$138,128	€122,287
British pounds	57,144	£45,711	57,851	£42,340	49,402	£38,570
All other non-U.S. currencies(1)	59,204		57,342		49,630
Total foreign currency	264,991		267,483		237,160

U.S. dollar	562,835		505,932		429,526
Total revenue	$827,826		$773,415		$666,686

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
Amounts borrowed under our Credit Facility accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on our consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on our consolidated leverage ratio. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of December 31, 2022.
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

Item 8.    Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes which begins on page F-2 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Pond5, Inc., acquired in May 2022, as discussed in Note 3 to the Consolidated Financial Statements. The financial results of this acquisition are included in the consolidated financial statements as of and for the year ended December 31, 2022 and represent approximately 4% and 1% of total revenues and total assets, respectively.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
PricewaterhouseCoopers LLP, an independent registered public accounting firm (PCAOB ID 238), has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which begins on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information.
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2022.
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

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2022.

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

Item 16.    Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterstock, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shutterstock, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Pond5, Inc. (“Pond5”) from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Pond5 from our audit of internal control over financial reporting. Pond5 is a wholly-owned subsidiary whose total revenues and total assets excluded from management’s assessment and our audit of internal control over financial reporting represent 4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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

Revenue Recognition
As described in Notes 1 and 9 to the consolidated financial statements, the majority of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. The Company recognizes revenue upon the satisfaction of performance obligations. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided. For the year ended December 31, 2022, the Company’s total revenue was $827.8 million.
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

Pond5 Acquisition - Valuation of Certain Customer Relationships Intangible Assets
As described in Note 3 to the consolidated financial statements, on May 11, 2022, the Company completed its acquisition of Pond5 for approximately $218.0 million. The acquisition resulted in $34.9 million of customer relationships being recorded, of which a significant portion relates to certain customer relationships intangible assets. The fair value of the customer relationships intangible assets was determined using a multiple-period excess earnings method. Determining the fair value of the customer relationships intangible assets requires management to use significant judgment and estimates, including estimates of future revenue growth rates for existing customers, the discount rate, earnings before interest, taxes, and amortization (EBITA) margins and the customer attrition rate, among others.
The principal considerations for our determination that performing procedures relating to the valuation of certain customer relationships intangible assets acquired in the acquisition of Pond5 is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain customer relationships intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of future revenue growth rates for existing customers, the discount rate, EBITA margins, and the customer attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible assets and controls over the development of significant assumptions related to estimates of future revenue growth rates for existing customers, the discount rate, EBITA margins, and the customer attrition rate. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for developing the fair value estimate of certain customer relationships intangible assets acquired. Testing management’s process included (i) evaluating the appropriateness of the multiple-period excess earnings method; (ii) testing the completeness and accuracy of underlying data used in the multiple-period excess earnings method; and (iii) evaluating the reasonableness of the significant assumptions used by management related to estimates of future revenue growth rates for existing customers, the discount rate, EBITA margins, and the customer attrition rate. Evaluating the reasonableness of estimates of future revenue growth rates for existing customers, EBITA margins, and the customer attrition rate involved considering (i) the past performance of the acquired business and (ii) the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the multiple-period excess earnings method and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 14, 2023

We have served as the Company’s auditor since 2011.

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$115,154	$314,017
Accounts receivable, net of allowance of $5,830 and $1,910	67,249	47,707
Prepaid expenses and other current assets	33,268	26,491
Total current assets	215,671	388,215
Property and equipment, net	54,548	48,074
Right-of-use assets	17,593	34,570
Intangible assets, net	173,087	123,822
Goodwill	381,920	219,816
Deferred tax assets, net	16,533	10,512
Other assets	21,832	26,701
Total assets	$881,184	$851,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,183	$10,092
Accrued expenses	89,387	99,529
Contributor royalties payable	38,649	29,004
Deferred revenue	187,070	180,979
Debt	50,000	—
Other current liabilities	11,445	14,180
Total current liabilities	383,734	333,784
Deferred tax liability, net	4,465	2,781
Lease liabilities	35,611	36,966
Other non-current liabilities	9,892	9,697
Total liabilities	433,702	383,228
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,605 and 39,209 shares issued and 35,829 and 36,417 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	396	392
Additional paid-in capital	391,482	376,537
Treasury stock, at cost; 3,776 and 2,792 shares as of December 31, 2022 and December 31, 2021, respectively	(200,008)	(127,196)
Accumulated other comprehensive loss	(15,439)	(10,788)
Retained earnings	271,051	229,537
Total stockholders’ equity	447,482	468,482
Total liabilities and stockholders’ equity	$881,184	$851,710

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$827,826	$773,415	$666,686
Operating expenses:
Cost of revenue	314,306	277,659	259,573
Sales and marketing	203,154	204,878	159,241
Product development	65,434	52,014	46,038
General and administrative	132,644	130,758	116,568
Impairment of lease and related assets	18,664	—	—
Total operating expenses	734,202	665,309	581,420
Income from operations	93,624	108,106	85,266
Other (expense) / income, net	(2,587)	(3,370)	4,257
Income before income taxes	91,037	104,736	89,523
Provision for income taxes	14,934	12,853	17,757
Net income	$76,103	$91,883	$71,766

Earnings per share:
Basic	$2.11	$2.52	$2.00
Diluted	$2.08	$2.46	$1.97
Weighted average shares outstanding:
Basic	36,042	36,509	35,844
Diluted	36,546	37,324	36,369

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$76,103	$91,883	$71,766
Foreign currency translation loss	(4,651)	(3,107)	(1,461)
Other comprehensive loss	(4,651)	(3,107)	(1,461)
Comprehensive income	$71,452	$88,776	$70,305
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$121,187	$328,145
Cumulative Effect of Accounting Change (See Note 1)	—	—	—	—	—	—	(247)	(247)
Balance at January 1, 2020	38,055	$381	2,558	$(100,027)	$312,824	$(6,220)	$120,940	$327,898
Equity-based compensation	—	—	—	—	28,309	—	—	28,309
Issuance of common stock, net of issuance costs	516	5	—	—	23,148	—	—	23,153
Issuance of common stock in connection with employee stock option exercises and RSU vesting	351	4	—	—	1,167	—	—	1,171
Common shares withheld for settlement of taxes in connection with equity-based compensation	(119)	(1)	—	—	(4,509)	—	—	(4,510)
Cash dividends paid	—	—	—	—	—	—	(24,401)	(24,401)
Other comprehensive loss	—	—	—	—	—	(1,461)	—	(1,461)
Net income	—	—	—	—	—	—	71,766	71,766
Balance at December 31, 2020	38,803	389	2,558	(100,027)	360,939	(7,681)	168,305	421,925
Equity-based compensation	—	—	—	—	36,179	—	—	36,179
Issuance of common stock in connection with employee stock option exercises and RSU vesting	660	7	—	—	2,141	—	—	2,148
Common shares withheld for settlement of taxes in connection with equity-based compensation	(254)	(4)	—	—	(22,722)	—	—	(22,726)
Repurchase of treasury shares	—	—	234	(27,169)	—	—	—	(27,169)
Cash dividends paid	—	—	—	—	—	—	(30,651)	(30,651)
Other comprehensive loss	—	—	—	—	—	(3,107)	—	(3,107)
Net income	—	—	—	—	—	—	91,883	91,883
Balance at December 31, 2021	39,209	392	2,792	(127,196)	376,537	(10,788)	229,537	468,482
Equity-based compensation	—	—	—	—	35,740	—	—	35,740
Issuance of common stock in connection with employee stock option exercises and RSU vesting	654	7	—	—	1,803	—	—	1,810
Common shares withheld for settlement of taxes in connection with equity-based compensation	(258)	(3)	—	—	(22,598)	—	—	(22,601)
Repurchase of treasury shares	—	—	984	(72,812)	—	—	—	(72,812)
Cash dividends paid	—	—	—	—	—	—	(34,589)	(34,589)
Other comprehensive loss	—	—	—	—	—	(4,651)	—	(4,651)
Net income	—	—	—	—	—	—	76,103	76,103
Balance at December 31, 2022	39,605	$396	3,776	$(200,008)	$391,482	$(15,439)	$271,051	$447,482
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,103	$91,883	$71,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,470	48,771	41,359
Deferred taxes	(10,587)	(1,771)	1,019
Non-cash equity-based compensation	35,740	36,179	28,309
Impairment of lease and related assets	18,664	—	—
Bad debt expense	3,697	137	2,580
Changes in operating assets and liabilities:
Accounts receivable	(22,105)	(4,093)	513
Prepaid expenses and other current and non-current assets	532	(13,184)	9,775
Accounts payable and other current and non-current liabilities	(24,328)	34,444	8,587
Long-term incentives related to acquisitions	—	—	(7,759)
Contributor royalties payable	7,772	898	1,075
Deferred revenue	4,493	23,108	7,848
Net cash provided by operating activities	$158,451	$216,372	$165,072

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(43,296)	(28,125)	(25,630)
Business combination, net of cash acquired	(211,843)	(181,609)	—
Asset acquisitions	(3,417)	(31,639)	(1,850)
Long term investments	—	—	(5,000)
Acquisition of content	(16,821)	(8,874)	(2,970)
Security deposit (payment) / release	(173)	(191)	140
Net cash used in investing activities	$(275,550)	$(250,438)	$(35,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	—	23,153
Proceeds from exercise of stock options	1,810	2,148	1,171
Cash paid related to settlement of employee taxes related to RSU vesting	(22,601)	(22,726)	(4,510)
Payment of cash dividends	(34,589)	(30,651)	(24,401)
Proceeds from credit facility	50,000	—	—
Repurchase of treasury shares	(73,488)	(26,493)	—
Payment of debt issuance costs	(619)	—	—
Net cash used in financing activities	$(79,487)	$(77,722)	$(4,587)

Effect of foreign exchange rate changes on cash	(2,277)	(2,769)	(2,475)
Net (decrease) / increase in cash, cash equivalents and restricted cash	(198,863)	(114,557)	122,700
Cash, cash equivalents and restricted cash, beginning of period	314,017	428,574	305,874
Cash, cash equivalents and restricted cash, end of period	$115,154	$314,017	$428,574

Supplemental Disclosure of Cash Information:
Cash paid for:
Cash paid for income taxes	$23,444	$19,092	$8,751
Cash paid for interest	$1,045	$—	—

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies
Description of Business
Shutterstock (the “Company” or “Shutterstock”) is a global creative platform for transformative brands and media companies. The Company’s platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage the Company’s platform to assist with the entire creative process from ideation through creative execution.
The Company’s key content offerings include:
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
The majority of the Company’s revenues are derived from customers who license content using electronic payments at the time of a transaction. The Company’s accounts receivable are primarily from enterprise customers who require invoicing. The Company performs initial and ongoing credit reviews on these customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. As of December 31, 2022, one customer accounted for approximately 22% of the accounts receivable balance. No other customer accounted for or exceeded 10% of the accounts receivable balance. As of December 31, 2021, no single customer accounted for or exceeded 10% of accounts receivable.
Additionally, no single customer accounted for or exceeded 10% of revenue for the years ended December 31, 2022, 2021 or 2020.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2022 and 2021, the Company’s cash and cash equivalents were $115.2 million and $314.0 million, respectively. The Company’s cash balance consist primarily of bank deposits. Cash equivalents consists primarily of money market accounts and are stated at cost, which approximates fair value.
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
The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$1,910	$4,942	$3,579
Add: bad debt expense	3,697	137	2,580
Less: write-offs, net of recoveries and other adjustments[1]	223	(3,169)	(1,217)
Balance, end of period	$5,830	$1,910	$4,942
1 - Other adjustments includes the adoption of ASU 2016-13 on January 1, 2020, which increased the allowance for doubtful accounts by $0.3M.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of December 31, 2022 and December 31, 2021, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which is included as a component of other current liabilities on the Consolidated Balance Sheets.
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
Impairment of Long-Lived Assets
Long-lived assets, inclusive of definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In 2022, the Company recorded an impairment charge related to a portion of its right-of-use assets and property and equipment triggered by the Company’s decision to cease using certain office spaces. See Note 4, Property and Equipment and Note 15, Leasing for further discussion. There were no long-lived asset impairment charges in 2021 or 2020.
Goodwill and Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value.
In 2022, the Company’s goodwill balance was allocated to a single reporting unit. Since inception through December 31, 2022, the Company has not had any impairment of goodwill.
Revenue Recognition
The majority of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. The Company also generates revenue from tools available through the Company’s platform.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price. The standalone selling price is determined based on the price at which the performance obligation is sold separately, or if not observable through past transactions, is estimated taking into account available information including internally approved pricing guidelines and pricing information of comparable products.
The Company recognizes revenue upon the satisfaction of performance obligations. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided. In addition, the Company estimates expected unused licenses for subscription-based products and recognizes the revenue associated with the unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. For revenue associated with tools available through the Company’s platform, revenue is recognized on a straight-line basis over the subscription period. The Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period a customer download occurs and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2022, 2021 and 2020, the Company deferred $6.3 million, $7.2 million and $3.6 million, respectively, in royalty advances and amortized $7.1 million, $5.8 million and $5.5 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2022 and 2021, the Company has deferred contributor royalties of $0.6 million and $1.4 million, respectively, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.
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
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $97.2 million, $112.9 million and $81.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are included in sales and marketing expense in the Consolidated Statements of Operations.
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
The Company measures and recognizes non-cash equity-based compensation expense for all stock-based awards granted to employees based on estimated fair values. The portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Forfeitures are accounted for as they occur. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Compensation expense related to awards with a market condition is recognized over the requisite service period regardless of the achievement of the market condition. Compensation expense related to awards with a performance condition is recognized over the requisite service period based on the expected levels of achievement. To the extent that the expected levels of achievement change, stock-based compensation expense is adjusted and recorded in the Consolidated Statements of Operations and the remaining unrecognized stock-based compensation is recognized over the remaining requisite service period.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company uses the closing price of the Company’s common stock on the date of grant to determine the fair value of RSUs. The Company uses the Black Scholes option pricing model, to determine the fair value of stock options on the date of grant. The Monte Carlo simulation model is used if the award has a market condition.
The determination of the grant date fair value using an option-pricing model and simulation model requires judgment as well as assumptions regarding a number of other complex and subjective variables. These variables include the Company’s closing market price at the grant date, the expected stock price volatility over the expected term of the awards, awards’ exercise and cancellation behaviors, risk-free interest rates and expected dividends.
The awards granted pursuant to the 2012 Plan and the 2022 Plan are subject to a time-based vesting requirement and certain award grants may also include market based or performance based vesting conditions. While each PRSU corresponds to one target share of the Company’s stock, the number of shares that may eventually vest will be between 0% and 150% of a recipient’s target shares, depending on both the recipient’s continued service with the Company and the extent to which performance goals will have been achieved. Awards generally vest over three or four years.
Upon the vesting of RSUs, the Company has a practice of net share settlement, to cover any required withholding taxes by retaining the number of shares with a value equal to the amount of the tax and remitting an equal amount of cash to the appropriate taxing authorities.
Employee Benefit Plans
The Company offers a 401(k) defined contribution plan and provides for discretionary employer matching contributions. All matching contributions are recognized as an expense in the Statement of Operations, as incurred. The Company recorded employer matching contributions of $5.1 million, $4.4 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The global intangible low-taxed income (“GILTI”) provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to treat any potential GILTI inclusions as a period cost.
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
Reportable Segments
For the year ended December 31, 2022, the Company has identified one operating segment, which has also been determined to be the Company’s primary reportable business segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing financial performance.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the respective local currency. Monetary assets and liabilities that are denominated in currencies other than each entity’s functional currency are remeasured into the functional currency at the period-end exchange rates and result in transactional gains and losses. The net impact of foreign currency transactional gains and losses on the Company’s results of operations were losses of $3.1 million and $3.2 million in 2022 and 2021, respectively, and a gain of $2.4 million in 2020. Translation adjustments resulting from converting the foreign subsidiaries financial statements into U.S. dollars using the period-end exchange rates for balance sheet accounts and the period average exchange rate for the Statements of Operations are recorded as a component of accumulated other comprehensive income / (loss) within stockholders’ equity.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of December 31, 2022 and 2021, except as noted below.
Money Market Accounts
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of December 31, 2021, the Company had cash equivalent balances of $195.1 million. As of December 31, 2022, the Company did not have any cash equivalent balances.
Other Fair Value Measurements
The carrying amounts of cash, accounts receivable, restricted cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. Debt consists of principal amounts outstanding under our credit facility, which approximates fair value as underlying interest rates are reset regularly based on current market rates and is classified as Level 2. The Company’s non-financial assets, which include long-lived assets, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at its fair value. In 2022, the Company recorded an impairment charge related to a portion of its right-of-use assets and property and equipment triggered by the Company’s decision to cease using certain office spaces. See Note 15, Leasing for further discussion.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-Term Investments
As of December 31, 2022 and 2021, the Company’s Long-Term Investments totaled $20.0 million, which is reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for equity investments with no readily determinable fair value and are reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its Long-Term Investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and the general market conditions. For the years ended December 31, 2022 and 2021, no adjustments to the carrying values of the Company’s Long Term Investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.
Investment in ZCool Technologies Limited (“ZCool”)
In 2018, the Company invested $15.0 million in convertible preferred shares issued by ZCool (the “Preferred Shares”). ZCool’s primary business is the operation of an e-commerce platform in China whereby customers can pay to license content contributed by creative professionals. ZCool and its affiliates have been the exclusive distributor of Shutterstock content in China since 2014.
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

(3) Acquisitions
Pond5, Inc.
On May 11, 2022, the Company completed its acquisition of all of the outstanding shares of Pond5, for approximately $218.0 million. The total purchase price was paid with existing cash on hand as well as a $50 million drawdown on a newly established revolving credit facility (See Note 7). In connection with the acquisition, the Company incurred approximately $4.0 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
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

Splash News
On May 28, 2022, the Company completed its acquisition of all of the outstanding shares of Splash News, for approximately $6.3 million. The total purchase price was paid with existing cash on hand in the three months ended June 30, 2022. In connection with the acquisition, the Company incurred approximately $0.3 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
Splash News is a United Kingdom based entertainment news network and is a source for image and video content across celebrity, red carpet and live events. The Company believes this acquisition expands Shutterstock Editorial’s Newsroom offering for access to premium exclusive content.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The identifiable intangible asset, developed technology, has a useful life of approximately 4 years. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.
The Pond5 and Splash News transactions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company’s results of operations from the respective acquisition dates. For the twelve months ended December 31, 2022, revenue of $36.7 million, was included in the Consolidated Statements of Operations related to these acquired companies. The fair value of consideration transferred in these business combinations has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method, and the fair value of the developed technology was determined using the relief-from-royalty and the cost to recreate methods. Determining the fair value of the customer relationships intangible assets requires management to use significant judgment and estimates, including estimates of future revenue growth rates for existing customers, the discount rate, earnings before interest, taxes and amortization (“EBITA”) margins and the customer attrition rate, among others.

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The PicMonkey and TurboSquid transactions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company’s results of operations from the respective acquisition dates. For the year ended December 31, 2022, PicMonkey and TurboSquid revenues of $26.0 million and $28.3 million, respectively, are included in the Consolidated Statements of Operations. The fair value of consideration transferred in these business combinations have been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade names and developed technology were determined using the relief-from-royalty method, and the fair value of the contributor content was determined using the cost-to-recreate method. Determining the fair value requires management to use significant judgment and estimates, including estimates of future revenue growth rates, research and development expense adjustments, sales and marketing expense adjustments, the discount rate, earnings before interest, taxes, and amortization (“EBITA”) margins and the customer attrition rate, among others.
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

Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the twelve months ended December 31, 2022 and 2021, as if the Pond5 and Splash News acquisitions had been completed on January 1, 2021 and as if the TurboSquid and PicMonkey acquisitions had been completed on January 1, 2020, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Year Ended December 31,
	2022	2021
Revenue
As Reported	$827,826	$773,415
Pro Forma	848,109	851,585
Income before income taxes
As Reported	$91,037	$104,736
Pro Forma	94,465	106,522

Asset Acquisitions
In July 2021, the Company completed the acquisitions of Pattern89, Inc., Datasine Limited and assets from Shotzr, Inc. These three entities provide data driven insights through their artificial intelligence platforms. The aggregate purchase price for these transactions was approximately $35 million and is subject to customary working capital and other adjustments and was

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
paid from existing cash on hand. Approximately $3.4 million of the total purchase consideration was subject to contractual holdback provisions and was paid during 2022. The Company has accounted for these transactions as asset acquisitions and has recorded a total of $41 million of developed technology intangible assets, which are being amortized on a straight-line basis over a useful life of 3 years.

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	December 31,
	2022	2021
Computer equipment and software	$261,067	$221,429
Furniture and fixtures	10,328	10,238
Leasehold improvements	18,635	19,453
Property and equipment	290,030	251,120
Less: accumulated depreciation	(235,482)	(203,046)
Property and equipment, net	$54,548	$48,074
Depreciation and amortization expense related to property and equipment amounted to $34.0 million, $31.7 million and $35.6 million, for the years ended December 31, 2022, 2021 and 2020, respectively. Of these amounts, $31.0 million, $28.4 million and $31.6 million are included in cost of revenue for the years ended December 31, 2022, 2021 and 2020, respectively, and $3.0 million, $3.3 million and $4.0 million are included in general and administrative expense for the years ended December 31, 2022, 2021 and 2020, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. There was no loss on disposal for the years ended December 31, 2022, 2021 and 2020, respectively.
In 2022, the Company recorded an impairment charge of $2.8 million primarily related to certain of its leasehold improvements triggered by the Company’s decision to cease using certain office spaces. See Note 15, Leasing for further discussion.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $40.7 million, $27.8 million and $25.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. During 2022, 2021 and 2020, the Company invested significantly in its product development and hosting infrastructure to enhance its customer experience and increase the efficiency with which management deploys new products and features.
The portion of total depreciation expense related to capitalized internal-use software was $29.6 million, $26.9 million and $28.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statement of Operations.
As of December 31, 2022 and 2021, the Company had capitalized internal-use software of $50.1 million and $39.0 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5) Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the Company’s goodwill balance for the year ended December 31, 2022 (in thousands):

Goodwill
Balance as of December 31, 2021	$219,816
Goodwill related to acquisitions	164,522
Foreign currency translation adjustment	(2,418)
Balance as of December 31, 2022	$381,920
In 2022, the Company’s goodwill balance was allocated to a single reporting unit. The Company performed its annual goodwill assessment as of October 1, 2022 and concluded that the fair value of its reporting unit was greater than its carrying amount, and therefore, no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment of its content business reporting unit to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment.
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

Intangible Assets
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022				As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$88,996	$(19,168)	$69,828	12	$55,542	$(13,906)	$41,636
Trade name	16,588	(7,209)	9,379	9	11,787	(6,805)	4,982
Developed technology	94,872	(35,288)	59,584	4	67,940	(14,214)	53,726
Contributor content	54,284	(20,098)	34,186	8	37,984	(14,632)	23,352
Patents	259	(149)	110	18	259	(133)	126
Total	$254,999	$(81,912)	$173,087		$173,512	$(49,690)	$123,822
Amortization expense related to the intangible assets was $34.5 million, $17.1 million and $5.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Of these amounts, $32.1 million, $13.1 million and $3.4 million are included in cost of revenue for the years ended December 31, 2022, 2021 and 2020, respectively, and $2.4 million, $4.0 million and $2.4 million are included in general and administrative expense for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $38.7 million in 2023, $31.9 million in 2024, $21.6 million in 2025, $19.3 million in 2026, $13.1 million in 2027 and $48.5 million thereafter.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Compensation	$40,314	$43,529
Non-income taxes	24,390	21,488
Website hosting and marketing fees	6,608	18,314
Other expenses	18,075	16,198
Total accrued expenses	$89,387	$99,529

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
On May 9, 2022, the Company borrowed $50 million for use in connection with the acquisition of Pond5, described under Note 3 (“Acquisitions”) and for general corporate purposes. As of December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $50 million and had a remaining borrowing capacity of $48 million, net of standby letters of credit. As of December 31, 2021, the Company had no outstanding debt obligations. For the year ended December 31, 2022, the Company recognized interest expense of $1.3 million. For the year ended December 31, 2022, the Company’s annualized interest rate was 3.8%.
On January 27, 2023, the Company fully repaid its borrowings under the Credit Facility and had a remaining borrowing capacity of $98 million, net of standby letters of credit.
The Credit Facility contains financial covenants and requirements restricting certain of the Company’s activities, which are usual and customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of December 31, 2022, the Company was in compliance with these covenants.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8) Stockholders’ Equity
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
The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2022, the Company has not issued and has no plans to issue any shares of preferred stock.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to purchase an additional $100 million of its common stock. As of December 31, 2022, the Company has repurchased approximately 3.8 million shares of its common stock under the share repurchase program at an average per-share cost of approximately $52.97.
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
During 2022 and 2021, the Company repurchased approximately 984,000 and 234,000 shares of its common stock, respectively, at an average per share cost of $74.02 and $116.26, respectively. As of December 31, 2022, the Company has fully utilized its authorization under the share repurchase program.

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
Dividends
On February 11, 2020, the Board of Directors approved the initiation of a quarterly cash dividend. The Company declared and paid cash dividends totaling $0.96 and $0.84 per share of common stock, or $34.6 million and $30.7 million, during the years ended December 31, 2022 and 2021, respectively.
On January 30, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of outstanding common stock payable on March 16, 2023 to stockholders of record at the close of business on March 2, 2023. Future declaration of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.

(9) Revenue
The Company distributes its products through two primary channels:
E-commerce: The majority of the Company’s customers license content and tools directly through the Company’s self-service web properties. E-commerce customers have the flexibility to purchase subscription-based plans that are paid on a monthly or annual basis. Customers are also able to license content on a transactional basis. These customers generally license content under the Company’s standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. E-commerce customers typically pay the full amount of the purchase price in advance or at the time of license, generally with a credit card.
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
The following table summarizes the Company’s revenue by distribution channel for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
E-commerce	$501,384	$490,212	$412,521
Enterprise	326,442	283,203	254,165
Total Revenues	$827,826	$773,415	$666,686
The December 31, 2022 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $176.2 million of total revenue recognized for the year ended December 31, 2022 was reflected in deferred revenue as of January 1, 2022.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under either the 2012 Plan or the 2022 Plan based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$567	$363	$430
Sales and marketing	5,486	2,888	1,887
Product development	10,380	6,720	4,494
General and administrative	19,307	26,208	21,498
Total	$35,740	$36,179	$28,309

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$147	$710	$2,088
RSUs	35,593	35,469	26,221
Total	$35,740	$36,179	$28,309

2012 Omnibus Equity Incentive Plan
On October 10, 2012, the Company’s 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan was initially 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s Board of Directors. Any awards issued under the 2012 Plan that are forfeited by the participant will become available for future grant under the 2012 Plan. The number of shares of common stock available under the 2012 Plan was automatically increased by approximately 1,093,000 and 1,087,000 shares on January 1, 2022 and 2021, respectively, pursuant to the automatic increase provisions of the 2012 Plan. This plan expired on June 2, 2022.

2022 Omnibus Equity Incentive Plan
On June 2, 2022, the Company’s stockholders approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares (collectively, “Awards”) to employees, officers, directors, consultants and advisors of the Company. The maximum aggregate number of shares that may be issued under the 2022 Plan is 4,000,000 shares of our common stock and is subject to adjustment in connection with changes in capitalization, reorganization and change in control events. Shares subject to Awards granted under the 2022 Plan that expire unexercised or are forfeited, will become available for future grant under 2022 Plan. However, shares used to pay the exercise price of an Award or to satisfy the tax withholding obligations related to an Award will not

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
become available for future grant under the 2022 Plan. Awards granted subsequent to June 2, 2022 were granted under the 2022 Plan.
Stock Option Awards
The following is a summary of stock option awards and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2021	920,557	$59.13
Options exercised	(47,642)	38.39
Options canceled or expired	(41,551)	39.07
Options outstanding at December 31, 2022	831,364	$61.32

Options exercisable at December 31, 2022	286,000	$34.03
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	As of December 31,
	2022	2021
Stock options outstanding	$5,576	$29,600
Stock options exercisable	$5,400	$24,200
Stock options vested and expected to vest	$5,576	$29,600
The intrinsic value of stock options exercised for the years ended December 31, 2022, 2021 and 2020 was approximately $1.1 million, $3.0 million and $0.5 million, respectively.
The following weighted average assumptions were used in the fair value calculation for the year ended December 31, 2020. No stock option awards were granted during the years ended December 31, 2022 and 2021.

Year Ended December 31,
2020
Expected term (in years)	6.0
Volatility	43.8%
Risk-free interest rate	1.73%
Dividend yield	—
Valuation Data:
Weighted average fair value per share granted	$18.86

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units Awards (including PRSUs)
The following table presents a summary of the Company’s RSUs activity for the year ended December 31, 2022:

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2021	1,178,658	$61.90
Units granted	1,487,804	71.65
Units vested	(607,691)	53.58
Units canceled or forfeited	(342,253)	77.56
Non-vested balance at December 31, 2022	1,716,518	$70.17

Non-vested and deferred balance at December 31, 2022	1,764,017	$69.63

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
As of December 31, 2022, the total unrecognized compensation charge related to the restricted stock units is approximately $75.8 million, which is expected to be recognized through fiscal 2026.

(11) Other (Expense) / Income, net
The following table presents a summary of the Company’s other (expense) / income activity included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Foreign currency (loss) / gain	$(1,338)	$(3,303)	$3,067
Interest expense	(1,336)	—	—
Other	87	(67)	1,190
Other (expense) / income, net	$(2,587)	$(3,370)	$4,257

(12) Income Taxes
The Company’s geographical breakdown of its income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$86,207	$104,241	$83,255
Foreign	4,830	495	6,268
Income before income taxes	$91,037	$104,736	$89,523

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current provision:
Federal	$16,891	$7,834	$11,287
State and local	3,362	2,694	2,294
Foreign	5,268	4,096	3,158
Deferred provision (benefit):
Federal	(9,286)	(1,715)	(1,147)
State and local	(1,107)	(137)	149
Foreign	(194)	81	2,016
Provision for income taxes	$14,934	$12,853	$17,757

The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. income tax at federal statutory rate	21.0%	21.0%	21.0%
Tax credits	(3.3)	(1.8)	(1.7)
State and local taxes, net of federal benefit	1.6	1.6	1.5
Equity-based compensation	1.4	(0.6)	2.4
Foreign rate differential	0.8	0.5	0.5
Foreign-derived intangible income deduction	(8.2)	(5.5)	(6.0)
Uncertain tax positions	3.4	0.8	1.0
Valuation allowance	1.2	0.8	0.9
Capital loss	(1.7)	(4.9)	—
Non-deductible—other	0.2	0.4	0.2
Total provision for income taxes	16.4%	12.3%	19.8%

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effect of the Company’s temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Non-cash equity-based compensation	$14,947	$13,612
Intangible amortization	81	261
Accruals and reserves	6,526	6,016
Lease liabilities	10,069	9,715
Net operating losses	8,978	7,591
Other	1,648	1,729
Gross deferred tax assets	42,249	38,924
Valuation allowance	(4,622)	(3,632)
Net deferred tax assets	37,627	35,292
Deferred tax liabilities:
Right-of-use assets	(3,867)	(7,260)
Depreciation and amortization	(21,692)	(20,301)
Net deferred tax assets	$12,068	$7,731
The non-cash equity-based compensation for the Company includes a deferred tax asset of $6.2 million associated with the performance-based grant of stock options and restricted stock units to the Company’s Founder and Executive Chairman. In addition, the $4.6 million valuation allowance relates to certain foreign net operating loss carryforwards, where the Company has determined that there is sufficient uncertainty regarding the future realization of these net operating losses.
The following table summarizes changes to the Company’s unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance of unrecognized tax benefits at January 1	$10,229	$9,592	$8,949
Gross additions for tax positions for prior years	139	—	—
Gross additions for tax positions for current year	2,844	795	724
Gross reductions for tax positions of prior years	(191)	(158)	(81)
Balance of unrecognized tax benefits at December 31	$13,021	$10,229	$9,592
The total amount of unrecognized tax benefits as of December 31, 2022 was $12.1 million, which, if recognized, would impact the Company’s effective tax rate in future periods. Unrecognized tax benefits is included within prepaid expenses and other current assets and other non-current liabilities on the Consolidated Balance Sheets. The Company has determined that it is reasonably possible that there will be a reversal of unrecognized tax benefits by as much as $2.9 million in the next fiscal year due to the expected resolution of prior year tax matters.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. Interest and penalties included in the Company’s provision for income taxes were not material in all the periods presented.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service for the tax years 2017 through 2021. The Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2016.
As of December 31, 2022, the Company has $37.5 million in tax net operating loss carryforwards in US and foreign tax jurisdictions which are available to reduce future income taxes and the majority of this amount relates to jurisdictions with an indefinite carryforward period.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022, the Company had approximately $16.5 million of undistributed earnings attributable to its foreign subsidiaries. It is the Company’s practice and intention to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. The Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from the earnings indefinitely reinvested outside the United States. An estimate of the associated unrecognized deferred tax liability related to these undistributed earnings is not material.

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
The following table sets forth the computation of basic and diluted net income per share for fiscal years 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$76,103	$91,883	$71,766
Shares used to compute basic net income per share	36,042	36,509	35,844
Dilutive potential common shares:
Stock options and employee stock purchase plan shares	155	247	99
Unvested restricted stock awards	349	568	426
Shares used to compute diluted net income per share	36,546	37,324	36,369
Basic net income per share	$2.11	$2.52	$2.00
Diluted net income per share	$2.08	$2.46	$1.97

Potentially dilutive shares included in the calculation	1,127	1,336	1,286
Anti-dilutive shares excluded from the calculation	464	6	931

(14) Geographic Financial Information
The following represents the Company’s geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America	$353,197	$290,979	$236,599
Europe	243,025	253,479	220,665
Rest of the world	231,604	228,957	209,422
Total revenue	$827,826	$773,415	$666,686
Included in North America is the United States which comprises approximately 40%, 34% and 33% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2022	2021
North America	$42,266	$40,465
Europe	12,079	7,460
Rest of the world	203	149
Total long-lived tangible assets	$54,548	$48,074
Included in North America is the United States, which comprises 73% and 76% of total long-lived tangible assets as of December 31, 2022 and 2021, respectively. Included in Europe is Ireland, which comprised 17% and 11% of total long-lived tangible assets as of December 31, 2022 and 2021, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(15) Leasing
The Company’s leases relate primarily to office facilities that expire on various dates from 2023 through 2029, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating lease costs, including insignificant costs related to short-term leases, were $10.7 million, $10.2 million and $10.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company made cash payments for operating leases of $9.4 million, $9.7 million and $10.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, which were included in cash flows from operating activities within the Consolidated Statements of Cash Flows. In addition, for the years ended December 31, 2022 and 2021, the Company recorded right-of-use assets of $6.0 million and $1.4 million, respectively, which were obtained in exchange for lease obligations. For the years ended December 31, 2022 and 2021, the Company’s operating leases have a weighted average remaining lease term of 5.7 years and 6.8 years, respectively, and a weighted average discount rate of 6.1%.
Balance sheet information for the Company’s leases as of December 31, 2022, is as follows:

	December 31,
(in thousands)	2022	2021
Right-of-use assets	$17,593	$34,570

Lease liabilities, current	$8,910	$8,364
Lease liabilities, non-current	35,611	36,966
Total lease liabilities	$44,521	$45,330

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its lease liabilities at December 31, 2022 are as follows (in thousands):

Reconciliation of future undiscounted lease payments to lease liabilities	Lease Commitments
Year ending December 31,
2022	9,335
2023	9,270
2024	9,224
2024	7,841
2025	7,662
Thereafter	10,458
Total undiscounted lease payments	53,790
Less: imputed interest	(9,269)
Total lease liabilities	$44,521
The Company’s most significant lease is for its headquarters in New York City, which was entered into in March 2013 and was amended in January 2016 (“ESB Lease”). As amended, the ESB Lease will expire in 2029, and the undiscounted remaining future minimum lease payments are approximately $44.7 million. The Company is also party to a letter of credit as a security deposit for this leased facility, in the amount of $1.7 million.
Impairment of Lease and Related Assets

In the fourth quarter of 2022, the Company completed an analysis of leased-office usage and (i) ceased using certain of its office space, including two floors of its headquarters in New York City as well as (ii) abandoned certain other smaller office spaces. This triggered the recognition of an $18.7 million impairment charge, of which $15.9 million and $2.8 million relates to right-of-use assets and property and equipment, respectively.
The Company calculated the fair value of the right-of-use asset and property and equipment for the impacted office spaces based on estimated future discounted cash flows using significant unobservable inputs. These inputs include (i) the length of time necessary to market the office space and commence receiving sub-lease income, (ii) the anticipated amount of sub-lease income and tenant improvement allowances, and (iii) a discount rate incorporating risks associated with these projected cash flows. This fair value measurement is classified as Level 3 in the fair value hierarchy. The Company fully impaired the Right-of-use assets and Property and equipment associated with the abandoned smaller office spaces.

(16) Commitments and Contingencies
Other Non-Lease Obligations
As of December 31, 2022, the Company’s other unconditional cash obligations, consisting primarily of unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, are as follows:

Year Ending December 31,	Other Obligations
2023	$48,600
2024	33,000
2025	9,900
2026	900
2027	400
Thereafter	200
Total non-lease unconditional obligations	$93,000

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
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2022, the Company has recorded no liabilities related to indemnification for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
2.3		Agreement and Plan of Merger, dated as of May 10, 2022.	8-K	001-35669	2.1	May 11, 2022
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Specimen Stock Certificate of the Registrant	S-3ASR	333-243706	4.1	August 10, 2020
4.2		Description of the Registrant’s Securities	10-K	001-35669	4.1	February 13, 2020
10.1	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2022 Omnibus Equity Incentive Plan and Form of Award Agreement	14A	001-35669	N/A	April 21, 2022
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.5(d)	§	Amendment to Employment Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(d)	February 13, 2020
10.5(e)	§	Amendment to Severance and Change in Control Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(e)	February 13, 2020
10.6		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.7		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.8		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.9		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.10	§	Shutterstock, Inc. Director Compensation Policy	10-K	001-35669	10.1	February 26, 2019
10.11	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.12	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.13	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.14	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.15	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016
10.16	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.17	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	8-K	001-35669	10.1	February 11, 2020
10.19	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, for grants subsequent to April 2020	10-Q	001-35669	10.1	April 27, 2021

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20(a)	§	Employment Agreement, dated August 5, 2019, by and between the Company and Steven Ciardiello	8-K	001-35669	10.1	August 6, 2019
10.20(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Steven Ciardiello	10-Q	001-35669	10.4	November 5, 2019
10.21(a)	§	Employment Agreement, dated March 13, 2019, by and between the Company and Stan Pavlovsky	10-Q	001-35669	10.1	April 25, 2019
10.21(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Stan Pavlovsky	10-Q	001-35669	10.1	November 5, 2019
10.21(c)	§	Second Amendment to Employment Agreement, dated February 11, 2020, by and between Stan Pavlovsky and Shutterstock, Inc.	10-K	001-35669	10.25(c)	February 13, 2020
10.22	§	Employment Agreement, dated November 7, 2019, by and between the Company and Jarrod Yahes	8-K	001-35669	10.1	November 18, 2019
10.23(a)	§	Employment Agreement, dated November 4, 2019, between the Company and Pietro Silvio	10-Q	001-35669	10.2	July 28, 2020
10.23(b)	§	Separation Agreement and General Release, between the Company and Peter Silvio, dated September 1, 2022	8-K	001-35669	10.1	September 7, 2022
10.24	§	Employment Agreement, dated May 8, 2022, by and between the Company and Paul J. Hennessy	8-K	001-35669	10.2	May 11, 2022
10.25	§	Employment Agreement, dated January 12, 2023, by and between the Company and John Caine	8-K	001-35669	10.1	January 17, 2023
10.26		Credit Agreement, dated as of May 6, 2022, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders.	8-K	001-35669	10.1	May 11, 2022
10.27	§	2022 Nonqualified Deferred Compensation Plan	10-Q	001-35669	10.2	October 25, 2022
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SHUTTERSTOCK, INC.
Dated: February 14, 2023	By:	/s/ PAUL J. HENNESSY
Paul J. Hennessy Chief Executive Officer
Each person whose individual signature appears below hereby authorizes and appoints Paul J. Hennessy and Jarrod Yahes, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN ORINGER	Founder and Executive Chairman of the Board	February 14, 2023
Jonathan Oringer
/s/ PAUL J. HENNESSY	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2023
Paul J. Hennessy
/s/ JARROD YAHES	Chief Financial Officer (Principal Financial Officer)	February 14, 2023
Jarrod Yahes
/s/ STEVEN CIARDIELLO	Chief Accounting Officer (Principal Accounting Officer)	February 14, 2023
Steven Ciardiello
/s/ RACHNA BHASIN	Director	February 14, 2023
Rachna Bhasin
/s/ DEIRDRE M. BIGLEY	Director	February 14, 2023
Deirdre M. Bigley
/s/ THOMAS R. EVANS	Director	February 14, 2023
Thomas R. Evans
/s/ ALFONSE UPSHAW	Director	February 14, 2023
Alfonse Upshaw