Form 10-Q
period 2023-03-31
Shutterstock, Inc.
filed 2023-04-25
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
As of April 21, 2023, 36,050,788 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2023

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies and our competitive position. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aims,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2023 (our “2022 Form 10-K”) and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2022 Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.
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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$95,832	$115,154
Accounts receivable, net of allowance of $6,566 and $5,830	48,303	67,249
Prepaid expenses and other current assets	34,765	33,268
Total current assets	178,900	215,671
Property and equipment, net	56,604	54,548
Right-of-use assets	16,819	17,593
Intangible assets, net	167,807	173,087
Goodwill	382,640	381,920
Deferred tax assets, net	17,714	16,533
Other assets	22,039	21,832
Total assets	$842,523	$881,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,778	$7,183
Accrued expenses	72,802	89,387
Contributor royalties payable	41,036	38,649
Deferred revenue	180,698	187,070
Debt	—	50,000
Other current liabilities	11,148	11,445
Total current liabilities	313,462	383,734
Deferred tax liability, net	4,766	4,465
Lease liabilities	34,017	35,611
Other non-current liabilities	13,744	9,892
Total liabilities	365,989	433,702
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,690 and 39,605 shares issued and 35,914 and 35,829 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	396	396
Treasury stock, at cost; 3,776 shares as of March 31, 2023 and December 31, 2022	(200,008)	(200,008)
Additional paid-in capital	395,934	391,482
Accumulated comprehensive loss	(14,020)	(15,439)
Retained earnings	294,232	271,051
Total stockholders’ equity	476,534	447,482
Total liabilities and stockholders’ equity	$842,523	$881,184
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$215,280	$199,132

Operating expenses:
Cost of revenue	78,163	69,451
Sales and marketing	47,527	53,329
Product development	15,406	13,626
General and administrative	33,815	30,808
Total operating expenses	174,911	167,214
Income from operations	40,369	31,918
Other income, net	1,045	758
Income before income taxes	41,414	32,676
Provision for income taxes	8,571	6,104
Net income	$32,843	$26,572

Earnings per share:
Basic	$0.92	$0.73
Diluted	$0.90	$0.71

Weighted average common shares outstanding:
Basic	35,856	36,303
Diluted	36,575	37,204
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net income	$32,843	$26,572
Foreign currency translation gain / (loss)	1,419	(886)
Other comprehensive income / (loss)	1,419	(886)
Comprehensive income	$34,262	$25,686

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended March 31, 2023	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2022	39,605	$396	3,776	$(200,008)	$391,482	$(15,439)	$271,051	$447,482
Equity-based compensation	—	—	—	—	8,643	—	—	8,643
Issuance of common stock in connection with employee stock option exercises and RSU vesting	144	1	—	—	1	—	—	2
Common shares withheld for settlement of taxes in connection with equity-based compensation	(59)	(1)	—	—	(4,192)	—	—	(4,193)
Cash dividends paid	—	—	—	—	—	—	(9,662)	(9,662)
Other comprehensive income	—	—	—	—	—	1,419	—	1,419
Net income	—	—	—	—	—	—	32,843	32,843
Balance at March 31, 2023	39,690	$396	3,776	$(200,008)	$395,934	$(14,020)	$294,232	$476,534

Three Months Ended March 31, 2022
Balance at December 31, 2021	39,209	$392	2,792	$(127,196)	$376,537	$(10,788)	$229,537	$468,482
Equity-based compensation	—	—	—	—	7,826	—	—	7,826
Issuance of common stock in connection with employee stock option exercises and RSU vesting	261	3	—	—	(3)	—	—	—
Repurchase of treasury shares	—	—	422	(38,269)	—	—	—	(38,269)
Common shares withheld for settlement of taxes in connection with equity-based compensation	(118)	(1)	—	—	(10,595)	—	—	(10,596)
Cash dividends paid	—	—	—	—	—	—	(8,706)	(8,706)
Other comprehensive loss	—	—	—	—	—	(886)	—	(886)
Net income	—	—	—	—	—	—	26,572	26,572
Balance at March 31, 2022	39,352	$394	3,214	$(165,465)	$373,765	$(11,674)	$247,403	$444,423
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,843	$26,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,896	15,065
Deferred taxes	(977)	(1,242)
Non-cash equity-based compensation	8,643	7,826
Bad debt expense	790	361
Changes in operating assets and liabilities:
Accounts receivable	19,168	2,366
Prepaid expenses and other current and non-current assets	5,189	(1,376)
Accounts payable and other current and non-current liabilities	(12,716)	(26,717)
Contributor royalties payable	2,246	1,030
Deferred revenue	(7,307)	(1,162)
Net cash provided by operating activities	$66,775	$22,723

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,380)	(11,775)
Acquisition of content	(3,527)	(734)
Security deposit payment	(30)	(16)
Net cash used in investing activities	$(15,937)	$(12,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of treasury shares	—	(38,372)
Proceeds from exercise of stock options	3	—
Cash paid related to settlement of employee taxes related to RSU vesting	(11,008)	(18,496)
Payment of cash dividend	(9,662)	(8,706)
Repayment of Credit Facility	(50,000)	—
Net cash used in financing activities	$(70,667)	$(65,574)

Effect of foreign exchange rate changes on cash	507	(529)
Net decrease in cash and cash equivalents	(19,322)	(55,905)

Cash and cash equivalents, beginning of period	115,154	314,017
Cash and cash equivalents, end of period	$95,832	$258,112

Supplemental Disclosure of Cash Information:
Cash (received) / paid for income taxes	$(5,150)	$1,666
Cash paid for interest	428	—
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc. (the “Company” or “Shutterstock”) is a premier partner for transformative brands, newsrooms and media companies. The Company’s platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage the Company’s platform to assist with the entire creative process from ideation through creative execution.
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
The interim Consolidated Balance Sheet as of March 31, 2023, and the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for the three months ended March 31, 2023 and 2022, are unaudited. The Consolidated Balance Sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of March 31, 2023, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 14, 2023. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.

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
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist primarily of bank deposits.
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
During the three months ended March 31, 2023, the Company recorded bad debt expense of $0.8 million. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was approximately $6.6 million and $5.8 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2023 and December 31, 2022, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
Collectability is probable at the time the electronic order or contract is entered. A significant portion of the Company’s customers purchase products by making electronic payments with a credit card at the time of the transaction. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of March 31, 2023 or December 31, 2022, except as noted below.
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
Long-term Investments
As of March 31, 2023 and December 31, 2022, the Company’s long-term investments were in equity securities with no readily determinable fair value, totaled $20.0 million, and were reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of March 31, 2023, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Splash News
On May 28, 2022, the Company completed its acquisition of all of the outstanding shares of Splash News, for approximately $6.3 million. The total purchase price was paid with existing cash on hand. In connection with the acquisition, the Company incurred approximately $0.3 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
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
The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Pond5[1]	Splash News	Total
Cash and cash equivalents	$11,675	$180	$11,855
Accounts receivable	1,273	500	$1,773
Other assets	1,102	525	1,627
Right of use asset	1,674	—	1,674
Intangible assets:
Customer relationships	34,900	—	34,900
Trade name	5,300	—	5,300
Developed technology	27,600	1,263	28,863
Intangible assets	67,800	1,263	69,063
Goodwill	158,957	5,565	164,522
Total assets acquired	$242,481	$8,033	$250,514
			—
Accounts payable, accrued expenses and other liabilities	(9,304)	(1,528)	(10,832)
Contributor royalties payable	(3,039)		(3,039)
Deferred revenue	(3,705)	—	(3,705)
Deferred tax liability	(6,381)	(189)	(6,570)
Lease liability	(2,038)	—	(2,038)
Total liabilities assumed	(24,467)	(1,717)	(26,184)
Net assets acquired	$218,014	$6,316	$224,330
____________________________________________________
1 During the three months ended September 30, 2022, the Company updated its preliminary allocation of the Pond5 purchase price to the assets acquired and liabilities assumed. This resulted in a (i) $4.0 million increase to goodwill, (ii) a $4.1 million decrease to intangible assets, including a $7.0 million decrease to the value of customer relationships, partially offset by a $2.3 million increase to the value of the developed technology, and (iii) other immaterial adjustments.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three months ended March 31, 2022, as if the Pond5 and Splash News acquisitions had been completed on January 1, 2021, after giving effect to certain purchase accounting adjustments, primarily related to intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

Three Months Ended March 31,
2022
Revenue
As Reported	$199,132
Pro Forma	212,835
Income before income taxes
As Reported	$32,676
Pro Forma	32,412

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Computer equipment and software	$272,431	$261,067
Furniture and fixtures	10,491	10,328
Leasehold improvements	18,685	18,635
Property and equipment	301,607	290,030
Less accumulated depreciation	(245,003)	(235,482)
Property and equipment, net	$56,604	$54,548
Depreciation and amortization expense related to property and equipment was $9.1 million and $8.0 million for the three months ended March 31, 2023 and 2022, respectively. Of these amounts, $8.7 million and $7.2 million are included in cost of revenue for the three months ended March 31, 2023 and 2022, respectively, and $0.5 million and $0.8 million are included in general and administrative expense for the three months ended March 31, 2023 and 2022, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $10.3 million and $9.5 million for the three months ended March 31, 2023 and 2022, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $8.4 million and $6.9 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of March 31, 2023 and December 31, 2022, the Company had capitalized internal-use software of $52.0 million and $50.1 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the three months ended March 31, 2023.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the three months ended March 31, 2023 (in thousands):

Goodwill
Balance as of December 31, 2022	$381,920
Foreign currency translation adjustment	720
Balance as of March 31, 2023	$382,640

Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$89,704	$(21,231)	$68,473	12	$88,996	$(19,168)	$69,828
Trade name	16,767	(7,604)	9,163	9	16,588	(7,209)	9,379
Developed technology	95,667	(41,575)	54,092	4	94,872	(35,288)	59,584
Contributor content	57,938	(21,966)	35,972	8	54,284	(20,098)	34,186
Patents	259	(152)	107	18	259	(149)	110
Total	$260,335	$(92,528)	$167,807		$254,999	$(81,912)	$173,087
Amortization expense was $9.8 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively. Of these amounts, $9.2 million and $6.5 million are included in cost of revenue for the three months ended March 31, 2023 and 2022, respectively, and $0.6 million are included in general and administrative expense for the three months ended March 31, 2023 and 2022.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $29.6 million for the remaining nine months of 2023, $32.7 million in 2024, $22.3 million in 2025, $19.8 million in 2026, $13.5 million in 2027, $10.9 million in 2028 and $39.0 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Compensation	$23,452	$40,314
Non-income taxes	23,451	24,390
Website hosting and marketing fees	8,301	6,608
Other expenses	17,598	18,075
Total accrued expenses	$72,802	$89,387

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
On May 9, 2022, the Company borrowed $50 million for use in connection with the acquisition of Pond5, described under Note 3 (“Acquisitions”) and for general corporate purposes. During the three months ended March 31, 2023, the Company repaid the full amount outstanding and as of March 31, 2023, the Company had no outstanding borrowings under the Credit Facility. As of March 31, 2023, the Company had a remaining borrowing capacity of $98 million, net of standby letters of credit. For the three months ended March 31, 2023, the Company recognized interest expense of $0.2 million.
The Credit Facility contains financial covenants and requirements restricting certain of the Company’s activities, which are usual and customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of March 31, 2023, the Company was in compliance with these covenants.

(8) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 85,000 and 143,000 shares of common stock during the three months ended March 31, 2023 and 2022, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
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
During the three months ended March 31, 2022, the Company repurchased approximately 422,000 shares of its common stock at an average cost of $90.69. As of December 31, 2022, the Company fully utilized its authorization for purchases under the share repurchase program.
Dividends
The Company declared and paid cash dividends of $0.27 and $0.24 per share of common stock or $9.7 million and $8.7 million, during the three months ended March 31, 2023 and 2022, respectively.
On April 17, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of outstanding common stock payable on June 15, 2023 to stockholders of record at the close of business on June 1, 2023. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements,

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$184	$78
Sales and marketing	604	928
Product development	2,448	1,781
General and administrative	5,407	5,039
Total	$8,643	$7,826
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by award type included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$—	$175
RSUs	8,643	7,651
Total	$8,643	$7,826
Stock Option Awards
During the three months ended March 31, 2023, no options to purchase shares of its common stock were granted. As of March 31, 2023, there were approximately 303,000 options vested and exercisable with a weighted average exercise price of $34.55.
Restricted Stock Unit Awards
During the three months ended March 31, 2023, the Company had RSU grants, net of forfeitures, of approximately 129,000. As of March 31, 2023, there are approximately 1,703,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $71.08. As of March 31, 2023, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $74.9 million, which is expected to be recognized through 2027.
During the three months ended March 31, 2023 and 2022, shares of common stock with an aggregate value of $4.2 million and $10.6 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
On April 3, 2023, the Company granted approximately 822,000 RSUs with a grant date fair value of $58 million.

(9) Revenue
The Company distributes its products through two primary channels:
E-commerce: The majority of the Company’s customers license content directly through the Company’s self-service web properties. E-commerce customers have the flexibility to purchase subscription-based plans that are paid on a monthly or

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
The Company’s revenues by distribution channel for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
E-commerce	$119,754	$127,070
Enterprise	95,526	72,062
Total Revenues	$215,280	$199,132
The March 31, 2023 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $80.5 million of total revenue recognized for the three months ended March 31, 2023 was reflected in deferred revenue as of December 31, 2022.

(10) Other Income / (Expense), net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Foreign currency gain	$1,111	$734
Interest expense	(231)	—
Other	165	24
Total other income	$1,045	$758

(11) Income Taxes
The Company’s effective tax rates were 20.7% and 18.7% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the net effect of discrete items increased the effective tax rate by 0.9%. Excluding these items, the Company’s effective tax rate would have been 19.8% for the three months ended March 31, 2023.
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
During the three months ended March 31, 2023 and 2022, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three months ended March 31, 2023 and 2022.
During the three months ended March 31, 2023, the Company had net cash taxes refunded of $5.2 million and during the three months ended March 31, 2022, the Company had net cash taxes paid of $1.7 million.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$32,843	$26,572
Shares used to compute basic net income per share	35,856	36,303
Dilutive potential common shares
Stock options	153	233
Unvested restricted stock awards	566	668
Shares used to compute diluted net income per share	36,575	37,204
Basic net income per share	$0.92	$0.73
Diluted net income per share	$0.90	$0.71

Dilutive shares included in the calculation	1,691	1,409
Anti-dilutive shares excluded from the calculation	176	56

(13) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2023	2022
North America	$99,140	$79,943
Europe	59,034	62,553
Rest of the world	57,106	56,636
Total revenue	$215,280	$199,132
The United States, included in North America in the above table, accounted for 43% and 37% of consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of March 31,	As of December 31,
	2023	2022
North America	$42,764	$42,266
Europe	13,585	12,079
Rest of the world	255	203
Total long-lived tangible assets	$56,604	$54,548
The United States, included in North America in the above table, accounted for 72% and 73% of total long-lived tangible assets as of March 31, 2023 and December 31, 2022, respectively. Ireland, included in Europe in the above table, accounted for 19% and 17% of total long-lived tangible assets as of March 31, 2023 and December 31, 2022, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(14) Commitments and Contingencies
As of March 31, 2023, the Company had total non-lease obligations in the amount of approximately $73.8 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2023, the Company’s non-lease obligations for the remainder of 2023 and for the years ending December 31, 2024, 2025, 2026, 2027 and 2028 were approximately $35.5 million, $30.1 million, $6.7 million, $0.9 million, $0.4 million and $0.2 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of March 31, 2023, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our 2022 Form 10-K.
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosures contained in our 2022 Form 10-K for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

Overview and Recent Developments
Shutterstock, Inc. (referred to herein as the “Company”, “we,” “our,” and “us”) is a premier partner for transformative brands, newsrooms and media companies. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage the Company’s platform to assist with the entire creative process from ideation through creative execution.
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
Over 2.2 million active, paying customers contributed to our revenue for the twelve-month period ended March 31, 2023. As of March 31, 2023, more than 2.4 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 615 million images and more than 47 million footage clips as of March 31, 2023.

This makes our collection of content one of the largest of its kind, and we delivered 42.7 million paid downloads to our customers across all of our brands during the three months ended March 31, 2023.
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
Through our platform, we generate revenue by licensing content to our customers. During the three months ended March 31, 2023, 56% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from access to (i) Shutterstock Editorial, which includes our library of editorial images and videos, (ii) Shutterstock Studios, our offering which provides custom, high-quality content matched with production tools and services at scale, and (iii) computer vision, our data partnerships offering which provides metadata associated with our content collection, used to train AI models. Our range of solutions, including the depth of our API platform integrations, appeals to a broad and diverse customer base and enables us to adapt and evolve with the needs of our more high touch clients to deliver capabilities that embed deep within their workflows. Our Enterprise sales channel provided approximately 44% of our revenue for the three months ended March 31, 2023.
As the use cases for our creative solutions expand, we believe our customers are seeking alternative means to consume our offerings. As a result, we have seen continued demand for our monthly subscription products, including our suite of multi-asset subscriptions. These multi-asset products are credit-based and enable customers to license images, footage and music in a single subscription. Our monthly subscriptions provide for either a fixed number of content licenses or credits that may be used to download content during the period. Our subscription-based pricing model makes the creative process easier because customers can download content in our collection for use in their creative process without incremental costs, which provides greater creative freedom and helps improve work product. In addition, customers may also purchase licenses through other contractual plans where the customer commits to buy a predetermined quantity of content licenses that may be downloaded over a period of time, generally between one month to one year. For users who need less content, individual content licenses may also be purchased on a transactional basis, paid for at the time of download.

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
Subscribers
We define subscribers as those customers who purchase one or more of our monthly recurring products for a continuous period of at least three months, measured as of the end of the reporting period. We believe the number of subscribers is an important metric that provides insight into our monthly recurring business. We believe that an increase in our number of subscribers is an indicator of engagement in our platform and potential for future growth.
Subscriber Revenue
We define subscriber revenue as the revenue generated from subscribers during the period. We believe subscriber revenue, together with our number of subscribers, provide insight into the portion of our business driven by our monthly recurring products.
Average Revenue Per Customer
Average revenue per customer is calculated by dividing total revenue for the last twelve-month period by customers. We define customers as total active, paying customers that contributed to total revenue over the last twelve-month period. Changes in our average revenue per customer will be driven by changes in the mix of our subscription-based and transactional products as well as pricing in our transactional business.
Paid Downloads
We define paid downloads as the number of downloads that our customers make in a given period of our content. Paid downloads exclude content related to our Studios business, downloads of content that are offered to customers for no charge, including our free trials, and downloads associated with our computer vision offering. Measuring the number of paid downloads that our customers make in a given period is important because it is a measure of customer engagement on our platform and triggers the recognition of revenue and contributor royalties.
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from our Studios business, revenue that is not derived from or associated with content licenses and revenue associated with our computer vision offering. This metric captures any changes in our pricing, including changes resulting from the impact of competitive pressures, as well as the mix of licensing options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. Changes in revenue per download are primarily driven by the introduction of new product offerings, changes in product and sales channel mix and customer utilization of our products.
Content in our Collection
We define content in our collection as the total number of approved images (photographs, vectors and illustrations) and footage (in number of clips) in our library at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available for license by our customers through an application program interface, content from our Studios business and editorial content. Prior to December 31, 2022, this metric only included approved images and footage clips in our library on shutterstock.com at the end of the period. We believe that our large selection of high-quality content enables us to attract and retain customers and drives our network effect.

The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Subscribers (end of period)[1]	559,000	359,000
Subscriber revenue (in millions)[1]	$90.6	$85.4

Average revenue per customer (last twelve months)[1]	$356	$355
Paid downloads (in millions)	42.7	44.6
Revenue per download	$4.41	$4.22
Content in our collection (end of period, in millions):
Images	615	405
Footage clips	47	25
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

Critical Accounting Estimates
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
A description of our critical accounting policies that involve significant management judgments appears in our 2022 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
See Note 1 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. There have been no material changes to our critical accounting estimates as compared to our critical accounting policies and estimates included in our 2022 Form 10-K.

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
The Company’s revenues by distribution channel for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
E-commerce	$119,754	$127,070
Enterprise	95,526	72,062
Total Revenues	$215,280	$199,132

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Consolidated Statements of Operations:
Revenue	$215,280	$199,132
Operating expenses:
Cost of revenue	78,163	69,451
Sales and marketing	47,527	53,329
Product development	15,406	13,626
General and administrative	33,815	30,808
Total operating expenses	174,911	167,214
Income from operations	40,369	31,918
Other income, net	1,045	758
Income before income taxes	41,414	32,676
Provision for income taxes	8,571	6,104
Net income	$32,843	$26,572

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	36%	35%
Sales and marketing	22%	27%
Product development	7%	7%
General and administrative	16%	15%
Total operating expenses	81%	84%
Income from operations	19%	16%
Other income, net	—%	—%
Income before income taxes	19%	16%
Provision for income taxes	4%	3%
Net income	15%	13%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended March 31, 2023 and 2022
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$215,280	$199,132	$16,148	8%
Operating expenses:
Cost of revenue	78,163	69,451	8,712	13
Sales and marketing	47,527	53,329	(5,802)	(11)
Product development	15,406	13,626	1,780	13
General and administrative	33,815	30,808	3,007	10
Total operating expenses	174,911	167,214	7,697	5
Income from operations	40,369	31,918	8,451	26
Other income, net	1,045	758	287	38
Income before income taxes	41,414	32,676	8,738	27
Provision for income taxes	8,571	6,104	2,467	40
Net income	$32,843	$26,572	$6,271	24%

Revenue
Revenue increased by $16.1 million, or 8%, to $215.3 million in the three months ended March 31, 2023 compared to the same period in 2022. On a constant currency basis, revenue increased approximately 10% in the three months ended March 31, 2023, compared to the same period in 2022.
The Company’s E-commerce revenues decreased by 6%, to $119.8 million in the three months ended March 31, 2023, compared to the same period in 2022. On a constant currency basis, E-commerce revenues decreased by 4% in the three months ended March 31, 2023, compared to the same period in 2022. The decline in our E-commerce revenues was driven by continued weakness in new customer acquisition in Europe and Rest of World, partially offset by revenues generated from our acquisition of Pond5, which was completed on May 11, 2022.
The Company’s Enterprise revenues increased by 33%, to $95.5 million in the three months ended March 31, 2023, compared to the same period in 2022. On a constant currency basis, the Company’s Enterprise revenues increased by 35% in the three months ended March 31, 2023, compared to the same period in 2022. The increase in Enterprise revenues was primarily driven by growth in our computer vision data partnerships and Studios business, in addition to revenue generated from our acquisitions of Pond5 and Splash News, which were completed on May 11, 2022 and May 28, 2022, respectively.
In the three months ended March 31, 2023 and 2022, we delivered 42.7 million and 44.6 million paid downloads, respectively, and our revenue per download was $4.41 and $4.22 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the decline in paid downloads is attributed to the decline in the E-commerce business, and the increase in revenue per download was primarily due to changes in sales channel mix.
Changes in our revenue by region were as follows: revenue from North America increased by $19.2 million, or 24%, to $99.1 million, revenue from Europe decreased by $3.5 million, or 6%, to $59.0 million and revenue from outside Europe and North America increased by $0.5 million, or 1%, to $57.1 million, in the three months ended March 31, 2023 compared to the same period in 2022.

Costs and Expenses
Cost of Revenue. Cost of revenue increased by $8.7 million, or 13% to $78.2 million in the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty, content and reviewer costs; and (iii) higher costs associated with website hosting, hardware and software licenses. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.

Sales and Marketing. Sales and marketing expenses decreased by $5.8 million, or 11%, to $47.5 million in the three months ended March 31, 2023 compared to the same period in 2022. As a percent of revenue, sales and marketing expenses decreased to 22% for the three months ended March 31, 2023, from 27% for the same period in 2022. This was primarily driven by $7.0 million in decreased performance marketing spend, partially offset by higher employee-related costs. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses increased by $1.8 million, or 13%, to $15.4 million in the three months ended March 31, 2023 compared to the same period in 2022. This increase was driven by $1.8 million in higher employee and third-party contractor related costs, net of capitalized labor, for the three months ended March 31, 2023, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $3.0 million, or 10%, to $33.8 million in the three months ended March 31, 2023 compared to the same period in 2022. This increase was driven by $2.4 million in higher employee-related costs and $1.9 million in severance costs associated with strategic workforce optimizations, partially offset by $0.8 million in lower professional fees.
Other Income, Net. In the three months ended March 31, 2023, other income, net substantially consisted of $1.1 million of favorable unrealized foreign currency fluctuations. During the three months ended March 31, 2022, other income, net substantially consisted of $0.7 million of favorable unrealized foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $2.5 million for the three months ended March 31, 2023, compared to the same period in 2022. Our effective tax rates were 20.7% and 18.7% for the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023, the net effect of discrete items increased the effective tax rate by 0.9%. Excluding discrete items, our effective tax rate would have been 19.8% for the three months ended March 31, 2023.
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

Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents totaling $95.8 million which consisted primarily of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our credit facility, which was obtained on May 6, 2022.
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
Dividends
We declared and paid cash dividends of $0.27 per share of common stock, or $9.7 million during the three months ended March 31, 2023.
On April 17, 2023, our Board of Directors declared a quarterly cash dividend of $0.27 per share of outstanding common stock payable on June 15, 2023 to stockholders of record at the close of business on June 1, 2023. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of March 31, 2023, we have repurchased approximately 3.8 million shares of our common stock under the share repurchase program at an average per-share cost of $52.97. As of December 31, 2022, we have fully utilized our authorization for purchases under the share repurchase program.
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
On May 9, 2022, we borrowed $50 million for use in connection with the acquisition of Pond5 and for general corporate purposes. During the three months ended March 31, 2023, we repaid the full amount and had no outstanding borrowings under the Credit Facility. As of March 31, 2023, we had a remaining borrowing capacity of $98 million, net of standby letters of credit. For the three months ended March 31, 2023, we paid cash interest totaling $0.4 million.
The Credit Facility contains financial covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of March 31, 2023, we are in compliance with these covenants.

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

As of March 31, 2023, we had approximately $74 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of March 31, 2023, we had approximately $49 million in operating lease obligations with lease payments extending through 2029.
See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of March 31, 2023.
Cash Flows
The following table summarizes our cash flow data for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$66,775	$22,723
Net cash used in investing activities	$(15,937)	$(12,525)
Net cash used in financing activities	$(70,667)	$(65,574)
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
Net cash provided by operating activities was $66.8 million for the three months ended March 31, 2023, compared to $22.7 million for the three months ended March 31, 2022. In the three months ended March 31, 2023, operating cash flows were favorably impacted from an increase in operating income and changes in the timing of cash collections from our computer vision customers and payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. In addition, operating cash flows for the three months ended March 31, 2022 were unfavorably impacted by several large accounts payables and accrued expense items from 2021 that were paid in 2022.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2023 was $15.9 million, consisting primarily of (i) capital expenditures of $12.4 million for internal-use software and website development costs and purchases of software and equipment, and (ii) $3.5 million paid to acquire the rights to distribute certain digital content into perpetuity.
Cash used in investing activities in the three months ended March 31, 2022 was $12.5 million, consisting primarily of (i) capital expenditures of $11.8 million for internal-use software and website development costs and purchases of software and equipment, and (ii) $0.7 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2023 was $70.7 million, consisting of (i) $50.0 million used for the repayment of our Credit Facility; (ii) $9.7 million, related to the payment of the quarterly cash dividend, and (iii) $11.0 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards.
Cash used in financing activities in the three months ended March 31, 2022 was $65.6 million, consisting primarily of (i) $38.4 million in connection with the repurchase of common stock under our share repurchase program; (ii) $18.5 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards; and (iii) $8.7 million related to the payment of the quarterly cash dividend.

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

	Three Months Ended March 31,
	2023	2022
Non-GAAP Financial Measures (in thousands):
Adjusted EBITDA	$69,764	$54,809
Adjusted net income	47,134	37,184
Free cash flow	$50,868	$10,214
Revenue growth on a constant currency basis	10%	11%

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

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022

Net income	$32,843	$26,572
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	18,896	15,065
Non-cash equity-based compensation	8,643	7,826
Other adjustments, net(1)	811	(758)
Provision for income taxes	8,571	6,104
Adjusted EBITDA	$69,764	$54,809
Adjusted EBITDA margin	32.4%	27.5%
_______________________________________________________________________________
(1)Other adjustments, net includes unrealized foreign currency transaction gains and losses, severance associated with strategic workforce optimizations and interest income and expense.

Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, severance costs associated with strategic workforce optimizations and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022

Net income	$32,843	$26,572
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	8,643	7,826
Tax effect of non-cash equity-based compensation(1)	(2,031)	(1,838)
Acquisition-related amortization expense	8,158	6,045
Tax effect of acquisition-related amortization expense(1)	(1,917)	(1,421)
Other	1,856	—
Tax effect of other(1)	(418)	—
Adjusted net income	$47,134	$37,184

Adjusted net income per diluted common share	$1.29	$1.00
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

	Three Months Ended March 31,
	2023	2022

Reported revenue (in thousands)	$215,280	$199,132
Revenue growth	8%	9%
Revenue growth on a constant currency basis	10%	11%

E-commerce reported revenue (in thousands)	$119,754	$127,070
E-commerce revenue growth	(6)%	7%
E-commerce revenue growth on a constant currency basis	(4)%	9%

Enterprise reported revenue (in thousands)	$95,526	$72,062
Enterprise revenue growth	33%	11%
Enterprise revenue growth on a constant currency basis	35%	13%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities	$66,775	$22,723
Capital expenditures	(12,380)	(11,775)
Content acquisitions	(3,527)	(734)
Free Cash Flow	$50,868	$10,214

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 30% and 33% for the three months ended March 31, 2023 and 2022, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the three months ended March 31, 2023, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$35,975	€33,634	$37,618	€33,015
British pounds	14,068	£11,437	13,465	£9,993
All other non-U.S. currencies(1)	14,371		14,186
Total foreign currency	64,414		65,269

U.S. dollar	150,866		133,863
Total revenue	$215,280		$199,132
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
Amounts borrowed under our Credit Facility accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on our consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on our consolidated leverage ratio. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of March 31, 2023.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2023, there were no material changes to these risk factors as described in our 2022 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any unregistered equity securities during the three months ended March 31, 2023.

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Employment Agreement by and between John Caine and Shutterstock, Inc., dated January 12, 2023
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: April 25, 2023	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: April 25, 2023	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)