Form 10-Q
period 2023-06-30
Shutterstock, Inc.
filed 2023-08-01
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
As of July 28, 2023, 36,078,720 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2023

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies and our competitive position. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aims,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, risks related to the Giphy, Inc. transaction, such as potential litigation; potential business disruption; the impact of transaction costs; our ability to achieve the benefits of the transaction, including monetization; our ability to effectively integrate the acquired operations into our operations; our ability to retain and hire key target personnel; and the effects of any unknown liabilities; as well as those risks discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2023 (our “2022 Form 10-K”) and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2022 Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Giphy,” “Shutterstock Studios” and “Shutterstock Editor” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$87,146	$115,154
Accounts receivable, net of allowance of $5,641 and $5,830	61,715	67,249
Prepaid expenses and other current assets	124,554	33,268
Total current assets	273,415	215,671
Property and equipment, net	59,434	54,548
Right-of-use assets	17,233	17,593
Intangible assets, net	202,090	173,087
Goodwill	383,045	381,920
Deferred tax assets, net	1,609	16,533
Other assets	67,435	21,832
Total assets	$1,004,261	$881,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,095	$7,183
Accrued expenses	112,231	89,387
Contributor royalties payable	40,561	38,649
Deferred revenue	207,483	187,070
Debt	30,000	50,000
Other current liabilities	11,195	11,445
Total current liabilities	407,565	383,734
Deferred tax liability, net	17,255	4,465
Lease liabilities	33,382	35,611
Other non-current liabilities	26,552	9,892
Total liabilities	484,754	433,702
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,884 and 39,605 shares issued and 36,028 and 35,829 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	398	396
Treasury stock, at cost; 3,856 and 3,776 shares as of June 30, 2023 and December 31, 2022, respectively	(204,008)	(200,008)
Additional paid-in capital	402,728	391,482
Accumulated comprehensive loss	(14,131)	(15,439)
Retained earnings	334,520	271,051
Total stockholders’ equity	519,507	447,482
Total liabilities and stockholders’ equity	$1,004,261	$881,184
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$208,840	$206,872	$424,120	$406,004

Operating expenses:
Cost of revenue	84,416	77,019	162,579	146,470
Sales and marketing	48,392	54,229	95,919	107,558
Product development	29,218	17,162	44,624	30,788
General and administrative	38,099	33,088	71,914	63,896
Total operating expenses	200,125	181,498	375,036	348,712
Income from operations	8,715	25,374	49,084	57,292
Bargain purchase gain	41,940	—	41,940	—
Other income / (expense), net	726	(2,661)	1,771	(1,903)
Income before income taxes	51,381	22,713	92,795	55,389
Provision for income taxes	1,368	3,268	9,939	9,372
Net income	$50,013	$19,445	$82,856	$46,017

Earnings per share:
Basic	$1.39	$0.54	$2.31	$1.27
Diluted	$1.37	$0.53	$2.27	$1.25

Weighted average common shares outstanding:
Basic	36,047	36,123	35,952	36,213
Diluted	36,406	36,578	36,490	36,890
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$50,013	$19,445	$82,856	$46,017
Foreign currency translation gain / (loss)	(111)	(4,945)	1,308	(5,831)
Other comprehensive income / (loss)	(111)	(4,945)	1,308	(5,831)
Comprehensive income	$49,902	$14,500	$84,164	$40,186

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended June 30, 2023	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2023	39,690	$396	3,776	$(200,008)	$395,934	$(14,020)	$294,232	$476,534
Equity-based compensation	—	—	—	—	14,943	—	—	14,943
Issuance of common stock in connection with employee stock option exercises and RSU vesting	317	3	—	—	(3)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(123)	(1)	—	—	(8,146)	—	—	(8,147)
Repurchase of treasury shares	—	—	80	(4,000)	—	—	—	(4,000)
Cash dividends paid	—	—	—	—	—	—	(9,725)	(9,725)
Other comprehensive income	—	—	—	—	—	(111)	—	(111)
Net income	—	—	—	—	—	—	50,013	50,013
Balance at June 30, 2023	39,884	$398	3,856	$(204,008)	$402,728	$(14,131)	$334,520	$519,507

Three Months Ended June 30, 2022
Balance at March 31, 2022	39,352	$394	3,214	$(165,465)	$373,765	$(11,674)	$247,403	$444,423
Equity-based compensation	—	—	—	—	7,044	—	—	7,044
Issuance of common stock in connection with employee stock option exercises and RSU vesting	242	2	—	—	566	—	—	568
Common shares withheld for settlement of taxes in connection with equity-based compensation	(112)	(1)	—	—	(10,441)	—	—	(10,442)
Repurchase of treasury shares	—	—	287	(18,335)	—	—	—	(18,335)
Cash dividends paid	—	—	—	—	—	—	(8,665)	(8,665)
Other comprehensive loss	—	—	—	—	—	(4,945)	—	(4,945)
Net income	—	—	—	—	—	—	19,445	19,445
Balance at June 30, 2022	39,482	$395	3,501	$(183,800)	$370,934	$(16,619)	$258,183	$429,093

Six Months Ended June 30, 2023
Balance at January 1, 2023	39,605	$396	3,776	$(200,008)	$391,482	$(15,439)	$271,051	$447,482
Equity-based compensation	—	—	—	—	23,586	—	—	23,586
Issuance of common stock in connection with employee stock option exercises and RSU vesting	461	4	—	—	(2)	—	—	2
Common shares withheld for settlement of taxes in connection with equity-based compensation	(182)	(2)	—	—	(12,338)	—	—	(12,340)
Repurchase of treasury shares	—	—	80	(4,000)	—	—	—	(4,000)
Cash dividends paid	—	—	—	—	—	—	(19,387)	(19,387)
Other comprehensive loss	—	—	—	—	—	1,308	—	1,308
Net income	—	—	—	—	—	—	82,856	82,856
Balance at June 30, 2023	39,884	$398	3,856	$(204,008)	$402,728	$(14,131)	$334,520	$519,507

Six Months Ended June 30, 2022
Balance at January 1, 2022	39,209	$392	2,792	$(127,196)	$376,537	$(10,788)	$229,537	$468,482
Equity-based compensation	—	—	—	—	14,870	—	—	14,870
Issuance of common stock in connection with employee stock option exercises and RSU vesting	503	5	—	—	563	—	—	568
Common shares withheld for settlement of taxes in connection with equity-based compensation	(230)	(2)	—	—	(21,036)	—	—	(21,038)
Repurchase of treasury shares	—	—	709	(56,604)	—	—	—	(56,604)
Cash dividends paid	—	—	—	—	—	—	(17,371)	(17,371)
Other comprehensive loss	—	—	—	—	—	(5,831)	—	(5,831)
Net income	—	—	—	—	—	—	46,017	46,017
Balance at June 30, 2022	39,482	$395	3,501	$(183,800)	$370,934	$(16,619)	$258,183	$429,093
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,856	$46,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,102	31,575
Deferred taxes	(146)	(3,602)
Non-cash equity-based compensation	23,586	14,869
Bad debt expense	1,025	620
Bargain purchase gain	(41,940)	—
Changes in operating assets and liabilities:
Accounts receivable	5,709	(762)
Prepaid expenses and other current and non-current assets	(29,834)	(1,207)
Accounts payable and other current and non-current liabilities	(4,144)	(28,980)
Contributor royalties payable	1,822	3,713
Deferred revenue	19,553	(2,669)
Net cash provided by operating activities	$96,589	$59,574

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,870)	(20,797)
Business combination, net of cash acquired	(53,721)	(212,096)
Cash received related to Giphy Retention Compensation	15,752	—
Asset acquisitions	—	(150)
Acquisition of content	(5,252)	(6,999)
Security deposit payment	(37)	(281)
Net cash used in investing activities	$(66,128)	$(240,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of treasury shares	(4,000)	(56,937)
Proceeds from exercise of stock options	3	568
Cash paid related to settlement of employee taxes related to RSU vesting	(14,545)	(21,038)
Payment of cash dividend	(19,387)	(17,371)
Proceeds from credit facility	30,000	50,000
Repayment of credit facility	(50,000)	—
Payment of debt issuance costs	—	(619)
Net cash used in financing activities	$(57,929)	$(45,397)

Effect of foreign exchange rate changes on cash	(540)	(3,825)
Net decrease in cash and cash equivalents	(28,008)	(229,971)

Cash and cash equivalents, beginning of period	115,154	314,017
Cash and cash equivalents, end of period	$87,146	$84,046

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$6,795	$12,700
Cash paid for interest	429	90
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc. (the “Company” or “Shutterstock”) is a premier partner for transformative brands, digital media and marketing companies. The Company’s platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage the Company’s platform to assist with the entire creative process from ideation through creative execution.
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
The interim Consolidated Balance Sheet as of June 30, 2023, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. The Consolidated Balance Sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of June 30, 2023, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three and six months ended June 30, 2023 and 2022. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.
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
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable consists of customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts, if required. The Company determines its allowance for doubtful accounts and credit losses based on an evaluation of (i) the aging of its accounts receivable considering historical receivables loss rates, (ii) on a customer-by-customer basis, where appropriate, and (iii) the economic environments in which the Company operates.
During the six months ended June 30, 2023, the Company recorded bad debt expense of $1.0 million. As of June 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was approximately $5.6 million and $5.8 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of June 30, 2023, approximately $14.6 million of financing receivables were included in Accounts receivable on the Consolidated Balance Sheets.
In addition, as of June 30, 2023 and December 31, 2022, one customer accounted for approximately 15% and 22% of the accounts receivable balance, respectively. No other customers accounted for or exceeded 10% of the accounts receivable balance at these dates.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2023 and December 31, 2022, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of June 30, 2023 or December 31, 2022, except as noted below.
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
Long-term Investments
As of June 30, 2023 and December 31, 2022, the Company’s long-term investments were in equity securities with no readily determinable fair value, totaled $20.0 million, and were reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of June 30, 2023, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

(3) Acquisitions
Giphy, Inc.
On May 22, 2023, the Company entered into a Stock Purchase Agreement with Meta Platforms, Inc. (“Meta”) dated May 22, 2023 (the “Purchase Agreement”). On June 23, 2023, the Company completed its acquisition of all of the outstanding shares of Giphy, Inc. (“Giphy”) from Meta. The consideration payable by the Company pursuant to the Purchase Agreement is $53 million in net cash, in addition to cash acquired, assumed debt and other working capital adjustments. The consideration was paid with existing cash on hand. Giphy is a New York-based company that operates a collection of GIFs and stickers that supplies casual conversational content. The Company believes its acquisition of Giphy extends Shutterstock’s audience touchpoints beyond primarily professional marketing and advertising use cases and expands into casual conversations.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

In January 2023, the United Kingdom Competition and Markets Authority (the “CMA”) issued its final order requiring Meta to divest its ownership of Giphy, which Meta acquired in 2020. In connection with the closing of the acquisition, whose terms were preapproved by the CMA, the Company and Meta entered into a transitional services agreement (the “TSA”) pursuant to which Meta is responsible for certain costs related to retention of Giphy employees, including (i) recurring salary, bonus, and benefits through August 2024, which would be $35.6 million if all employees are retained through August 2024, and (ii) nonrecurring items, totaling $87.9 million, comprised of one-time employment inducement bonuses and the cash value of unvested Meta equity awards (the “Giphy Retention Compensation”).
The Giphy Retention Compensation will be paid to the individuals for being employees of the Company subsequent to the completion of the acquisition. Accordingly, it was determined that the payments by the Company are for future service requirements and will be reflected as operating expenses, less any amounts earned by the employees prior to the acquisition, in the Company’s Statements of Operations as incurred. The Giphy Retention Compensation is reflected as a reduction of the purchase price and has been funded into an escrow account.
The Giphy purchase price will result in net cash to be received by the Company, is as follows:

Purchase Price
Purchase price	$53,000
Cash acquired and other working capital adjustments	4,750
Cash paid on closing	$57,750

Fair value of Giphy Retention Compensation contingent consideration[1]	(98,723)
Fair value of consideration attributable to pre-combination service[2]	34,972

Net purchase price	$(6,001)
1 - This amount consists of $123.5 million of Giphy Retention Compensation, adjusted for $18.9 million of income tax obligations associated with the receipt of the Giphy Retention Compensation and $5.9 million for the time value of money.
2 - Relates to the cash value of replaced unvested Meta equity awards attributable to pre-combination services.
Upon closing of the acquisition, the Company also entered into an agreement with Meta whereby the Company will provide Meta with Giphy content through API services for a period of two years. The Company allocated and deferred $30 million of the business combination proceeds to this agreement, which will be recognized as revenue as services are provided.
The identifiable intangible assets, which include developed technology and the trade name have weighted average useful lives of approximately 4.0 years and 15.0 years, respectively. The fair value of the developed technology was determined using the cost to recreate method, and the fair value of the trade name was determined using the relief-from-royalty method.
The Giphy transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business has been included in the Company’s results of operations from the acquisition date. The fair value of consideration transferred in this business combination has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the excess of the fair value of the net assets acquired over the net consideration received recorded as a bargain purchase gain. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The aggregate purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Giphy[1]
Cash and cash equivalents	$4,030
Prepaid expenses and other current assets	1,416
Right of use assets	1,243
Intangible assets:
Trade name	21,000
Developed technology	21,500
Intangible assets	42,500
Other assets	1,647
Total assets acquired	$50,836

Accounts payable, accrued expenses and other liabilities	(4,949)
Deferred tax liability	(8,858)
Lease liability	(1,090)
Total liabilities assumed	(14,897)
Net assets acquired	$35,939
Net purchase price	(6,001)
Bargain purchase gain	$41,940
1 - The measurement and allocation of the purchase price is preliminary and will be finalized within the allowable measurement period once the Company finalizes its assessment of fair value of intangible assets, income tax balances and other assets acquired and liabilities assumed.

The Company recognized a non-taxable bargain purchase gain of $41.9 million, representing the excess of the fair value of the net assets acquired in addition to the net consideration to be received from Meta. The bargain purchase gain is the result of the CMA’s regulatory order requiring Meta’s divestiture of Giphy and the Giphy Retention Compensation payments. In connection with the acquisition, the Company incurred approximately $3.0 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
As of June 30, 2023, Shutterstock’s receivable of $101.9 million, is against an escrow fully funded by Meta. $71.7 million and $30.2 million are included within Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheet.

2022 Acquisitions
Pond5, Inc.
On May 11, 2022, the Company completed its acquisition of all of the outstanding shares of Pond5, for approximately $218.0 million. The total purchase price was paid with existing cash on hand as well as a $50 million drawdown on the Company’s revolving credit facility. In connection with the acquisition, the Company incurred approximately $4.0 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three and six months ended June 30, 2023 and 2022, respectively, as if the Giphy acquisition had been completed on January 1, 2022 and as if the Pond5 and Splash News acquisitions had been completed on January 1, 2021, after giving effect to certain purchase accounting adjustments, primarily related to bargain purchase gain, Giphy Retention Compensation - non-recurring, intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
As Reported	$208,840	$206,872	$424,120	$406,004
Pro Forma	213,840	218,452	434,120	436,287
Income before income taxes
As Reported	$51,381	$22,713	$92,795	$55,389
Pro Forma	15,511	9,318	42,137	48,686

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Computer equipment and software	$284,099	$261,067
Furniture and fixtures	10,637	10,328
Leasehold improvements	18,921	18,635
Property and equipment	313,657	290,030
Less accumulated depreciation	(254,223)	(235,482)
Property and equipment, net	$59,434	$54,548

Depreciation expense related to property and equipment was $9.1 million and $8.3 million for the three months ended June 30, 2023 and 2022, respectively, and $18.2 million and $16.3 million for the six months ended June 30, 2023 and 2022, respectively. Cost of revenues included depreciation expense of $8.7 million and $7.5 million for the three months ended June 30, 2023 and 2022, respectively, and $17.3 million and $14.7 million for the six months ended June 30, 2023 and 2022, respectively. General and administrative expense included depreciation expense of $0.4 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $11.3 million and $10.6 million for the three months ended June 30, 2023 and 2022, respectively, and $21.6 million and $20.1 million for the six months ended June 30, 2023 and 2022, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $8.4 million and $7.2 million for the three months ended June 30, 2023 and 2022, respectively, and $16.8 million and $14.0 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

As of June 30, 2023 and December 31, 2022, the Company had capitalized internal-use software of $54.9 million and $50.1 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the six months ended June 30, 2023.
The following table summarizes the changes in the Company’s goodwill balance during the six months ended June 30, 2023 (in thousands):

Goodwill
Balance as of December 31, 2022	$381,920
Foreign currency translation adjustment	1,125
Balance as of June 30, 2023	$383,045

Intangible Assets
Intangible assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$89,952	$(23,262)	$66,690	12	$88,996	$(19,168)	$69,828
Trade name	37,864	(8,014)	29,850	12	16,588	(7,209)	9,379
Developed technology	117,561	(47,945)	69,616	4	94,872	(35,288)	59,584
Contributor content	59,747	(23,916)	35,831	8	54,284	(20,098)	34,186
Patents	259	(156)	103	18	259	(149)	110
Total	$305,383	$(103,293)	$202,090		$254,999	$(81,912)	$173,087

Amortization expense was $10.1 million and $8.2 million for the three months ended June 30, 2023 and 2022, respectively, and $19.9 million and $15.3 million for the six months ended June 30, 2023 and 2022, respectively. Cost of revenue included amortization expense of $9.4 million and $7.6 million for the three months ended June 30, 2023 and 2022, respectively, and $18.6 million and $14.2 million for the six months ended June 30, 2023 and 2022, respectively. General and administrative expense included amortization expense of $0.7 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $23.2 million for the remaining six months of 2023, $39.6 million in 2024, $29.1 million in 2025, $26.8 million in 2026, $17.9 million in 2027, $12.6 million in 2028 and $53.0 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Compensation	$58,246	$40,314
Non-income taxes	22,411	24,390
Website hosting and marketing fees	8,507	6,608
Other expenses	23,067	18,075
Total accrued expenses	$112,231	$89,387

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
As of June 30, 2023 and December 31, 2022, the Company had $30 million and $50 million, respectively, of outstanding borrowings under the Credit Facility. As of June 30, 2023, the Company had a remaining borrowing capacity of $68 million, net of standby letters of credit. For the three and six months ended June 30, 2023, the Company recognized interest expense of $0.5 million and $0.7 million, respectively.
The Credit Facility contains financial covenants and requirements restricting certain of the Company’s activities, which are usual and customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of June 30, 2023, the Company was in compliance with these covenants.

(8) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 194,000 and 130,000 shares of common stock during the three months ended June 30, 2023 and 2022, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
Treasury Stock
In October 2015, the Company’s Board of Directors approved a share repurchase program (the “2015 Share Repurchase Program”), authorizing the Company to repurchase up to $100 million of its common stock. In February 2017, the Company’s Board of Directors approved an increase to the share repurchase program, authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock. As of December 31, 2022, the Company had fully utilized its authorization for repurchases under the 2015 Share Repurchase Program.
In June 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), authorizing the Company to purchase up to $100 million of its common stock.

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
During the three and six months ended June 30, 2023, the Company repurchased approximately 80,400 shares of its common stock at an average cost of $49.78 under the 2023 Share Repurchase Program. During the three and six months ended June 30, 2022, the Company repurchased approximately 286,700 and 708,700 shares of its common stock at an average cost of $63.95 and $79.87, respectively, under the 2015 Share Repurchase Program.
Dividends
The Company declared and paid cash dividends of $0.27 and $0.54 per share of common stock, or $9.7 million and $19.4 million during the three and six months ended June 30, 2023, respectively, and $0.24 and $0.48 per share of common stock, or $8.7 million and $17.4 million, during the three and six months ended June 30, 2022, respectively.
On July 17, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of outstanding common stock payable on September 14, 2023 to stockholders of record at the close of business on August 31, 2023. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$306	$156	$490	$234
Sales and marketing	2,487	1,629	3,091	2,557
Product development	4,221	2,557	6,669	4,338
General and administrative	7,929	2,701	13,336	7,740
Total	$14,943	$7,043	$23,586	$14,869
For the three and six months ended June 30, 2023 and 2022, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Stock Option Awards
During the six months ended June 30, 2023, no options to purchase shares of its common stock were granted. As of June 30, 2023, there were approximately 303,000 options vested and exercisable with a weighted average exercise price of $34.54.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Restricted Stock Unit Awards
During the six months ended June 30, 2023, the Company had RSU grants, net of forfeitures, of approximately 965,000. As of June 30, 2023, there are approximately 2,225,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $69.87. As of June 30, 2023, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $116.5 million, which is expected to be recognized through 2027.
During the six months ended June 30, 2023 and 2022, shares of common stock with an aggregate value of $12.3 million and $21.0 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.

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
The Company’s revenues by distribution channel for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
E-commerce	$111,903	$127,388	$231,657	$254,458
Enterprise	96,937	79,484	192,463	151,546
Total Revenue	$208,840	$206,872	$424,120	$406,004
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The June 30, 2023 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $126.5 million of total revenue recognized for the six months ended June 30, 2023 was reflected in deferred revenue as of December 31, 2022. In addition, as of June 30, 2023, the Company has approximately $74.5 million of contracted but unsatisfied performance obligations relating primarily to our computer vision offering, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(10) Other Income / (Expense), net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency gain	$551	$(2,495)	$1,662	$(1,761)
Interest expense	(493)	(205)	(724)	(205)
Interest income and other	668	39	833	63
Total other income / (expense)	$726	$(2,661)	$1,771	$(1,903)

(11) Income Taxes
The Company’s effective tax rates yielded a net expense of 2.7% and 14.4% for the three months ended June 30, 2023 and 2022, respectively, and a net expense of 10.7% and 16.9% for the six months ended June 30, 2023 and 2022, respectively.
During the three months ended June 30, 2023, the net effect of discrete items decreased the effective tax rate by 13.6%. For the six months ended June 30, 2023, the net effect of discrete items decreased the effective tax rate by 7.1%. The discrete items for the three and six months ended June 30, 2023, primarily relate to the non-taxable bargain purchase gain associated with the acquisition of Giphy. Excluding discrete items, the Company’s effective tax rate would have been 16.3% and 17.8% for the three and six months ended June 30, 2023, respectively.
During the three months ended June 30, 2022, the net effect of discrete items decreased the effective tax rate by 4.9%. For the six months ended June 30, 2022, the net effect of discrete items decreased the effective tax rate by 2.2%. The discrete items for the three and six ended June 30, 2022, primarily relate to windfall tax benefits associated with equity-based compensation. Excluding discrete items, the Company’s effective tax rate would have been 19.3% and 19.1% for the three and six months ended June 30, 2022, respectively.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding a loss jurisdiction with no tax benefit and the application of discrete items, if any, in the applicable period.
During the three and six months ended June 30, 2023 and 2022, uncertain tax positions recorded by the Company were not significant. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2023 and 2022.
During the six months ended June 30, 2023 and 2022, the Company paid net cash taxes of $6.8 million and $12.7 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$50,013	$19,445	$82,856	$46,017
Shares used to compute basic net income per share	36,047	36,123	35,952	36,213
Dilutive potential common shares
Stock options	119	169	136	201
Unvested restricted stock awards	240	286	402	476
Shares used to compute diluted net income per share	36,406	36,578	36,490	36,890
Basic net income per share	$1.39	$0.54	$2.31	$1.27
Diluted net income per share	$1.37	$0.53	$2.27	$1.25

Dilutive shares included in the calculation	1,112	836	1,400	1,121
Anti-dilutive shares excluded from the calculation	1,041	590	611	325

(13) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$96,202	$85,896	$195,342	$165,839
Europe	58,413	62,931	117,447	125,484
Rest of the world	54,225	58,045	111,331	114,681
Total revenue	$208,840	$206,872	$424,120	$406,004
The United States, included in North America in the above table, accounted for 43% and 38% of consolidated revenue for the six months ended June 30, 2023 and 2022, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of June 30,	As of December 31,
	2023	2022
North America	$43,931	$42,266
Europe	15,435	12,079
Rest of the world	68	203
Total long-lived tangible assets	$59,434	$54,548
The United States, included in North America in the above table, accounted for 70% and 73% of total long-lived tangible assets as of June 30, 2023 and December 31, 2022, respectively. Ireland, included in Europe in the above table, accounted for 20% and 17% of total long-lived tangible assets as of June 30, 2023 and December 31, 2022, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(14) Commitments and Contingencies
As of June 30, 2023, the Company had total non-lease obligations in the amount of approximately $78.1 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2023, the Company’s non-lease obligations for the remainder of 2023 and for the years ending December 31, 2024, 2025, 2026, 2027 and 2028 were approximately $30.6 million, $35.0 million, $10.6 million, $1.3 million, $0.4 million and $0.2 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of June 30, 2023, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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

Overview and Recent Developments
Shutterstock, Inc. (referred to herein as the “Company”, “we,” “our,” and “us”) is a premier partner for transformative brands, digital media and marketing companies. Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage the Company’s platform to assist with the entire creative process from ideation through creative execution.
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
Our offerings are distributed to customers under the following brands: Shutterstock; Pond5; Giphy; TurboSquid; Offset; PremiumBeat; Bigstock; PicMonkey; and Splash News.
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
Over 2.2 million active, paying customers contributed to our revenue for the twelve-month period ended June 30, 2023. As of June 30, 2023, more than 2.7 million approved contributors made their images, footage and music tracks available in our collection, which has grown to more than 734 million images and more than 50 million footage clips as of June 30, 2023. This makes our collection of content one of the largest of its kind, and we delivered 81.2 million paid downloads to our customers across all of our brands during the six months ended June 30, 2023.
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
Through our platform, we generate revenue by licensing content to our customers. During the six months ended June 30, 2023, 55% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from access to (i) Shutterstock Editorial, which includes our library of editorial images and videos, (ii) Shutterstock Studios, our offering which provides custom, high-quality content matched with production tools and services at scale, and (iii) computer vision, our data partnerships offering which provides metadata associated with our content collection, used to train AI models. Our range of solutions, including the depth of our API platform integrations, appeals to a broad and diverse customer base and enables us to adapt and evolve with the needs of our more high touch clients to deliver capabilities that embed deep within their workflows. Our Enterprise sales channel provided approximately 45% of our revenue for the six months ended June 30, 2023.

Acquisition of Giphy, Inc.
On May 22, 2023, we entered into a Stock Purchase Agreement with Meta Platforms, Inc. (“Meta”) dated May 22, 2023 (the “Purchase Agreement”). On June 23, 2023, we completed its acquisition of all of the outstanding shares of Giphy, Inc. (“Giphy”) from Meta. The consideration payable, pursuant to the Purchase Agreement, is $53 million in net cash, in addition to cash acquired, assumed debt and other working capital adjustments. The consideration was paid with existing cash on hand. Giphy is a New York-based company that operates a collection of GIFs and stickers that supplies casual conversational content. The Company believes its acquisition of Giphy extends Shutterstock’s audience touchpoints beyond primarily professional marketing and advertising use cases and expands into casual conversations.
In January 2023, the United Kingdom Competition and Markets Authority (the “CMA”) issued its final order requiring Meta to divest its ownership of Giphy, which Meta acquired in 2020. In connection with the closing of the acquisition, whose terms were preapproved by the CMA, Shutterstock and Meta entered into a transitional services agreement (the “TSA”) pursuant to which Meta is responsible for certain costs related to retention of Giphy employees, including (i) recurring salary, bonus, and benefits through August 2024, which would be $35.6 million if all employees are retained through August 2024, and (ii) nonrecurring items, totaling $87.9 million, comprised of one-time employment inducement bonuses and the cash value of unvested Meta equity awards (the “Giphy Retention Compensation”).
The Giphy Retention Compensation will be paid to the individuals for being employees of the Company subsequent to the completion of the acquisition. Accordingly, we determined that the payments are for future service requirements and will be reflected as operating expenses, less any amounts earned by the employees prior to the acquisition, in our Statements of Operations as incurred. The Giphy Retention Compensation is reflected as a reduction of the purchase price and has been funded into an escrow account.
Upon closing of the acquisition, the Company also entered into an agreement with Meta whereby the Company will provide Meta with Giphy content through API services for a period of two years.

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
Subscribers, subscriber revenue and average revenue per customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from TurboSquid beginning February 2022, from PicMonkey beginning September 2022, and from Pond5 and Splash News beginning May 2023. These metrics exclude the respective counts and revenues from Giphy.
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
Paid Downloads
We define paid downloads as the number of downloads that our customers make in a given period of our content. Paid downloads exclude content related to our Studios business, downloads of content that are offered to customers for no charge (including our free trials), and downloads associated with our computer vision offering. Measuring the number of paid downloads that our customers make in a given period is important because it is a measure of customer engagement on our platform and triggers the recognition of revenue and contributor royalties.
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
Content in our Collection
We define content in our collection as the total number of approved images (photographs, vectors and illustrations) and footage (in number of clips) in our library at the end of the period. We exclude content from this collection metric that is not uploaded directly to our site but is available for license by our customers through an application program interface, content from our Studios business and AI generated content. Prior to December 31, 2022, this metric only included approved images and footage clips in our library on shutterstock.com at the end of the period. We believe that our large selection of high-quality content enables us to attract and retain customers and drives our network effect.

The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Subscribers (end of period)[1]	556,000	368,000	556,000	368,000
Subscriber revenue (in millions)[1]	$87.4	$84.7	$178.0	$170.1

Average revenue per customer (last twelve months)[1]	$374	$359	$374	$359
Paid downloads (in millions)	38.5	43.4	81.2	88.0
Revenue per download	$4.71	$4.46	$4.56	$4.34
Content in our collection (end of period, in millions):
Images	734	511	734	511
Footage clips	50	27	50	27
___________________________________________________
1 Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from TurboSquid beginning February 2022, from PicMonkey beginning September 2022, and from Pond5 and Splash News beginning May 2023. These metrics exclude the respective counts and revenues from our acquisition of Giphy.

Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure or inclusion of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to allowance for doubtful accounts, the volume of expected unused licenses used in revenue recognition for our subscription-based products, the fair value of acquired goodwill and intangible assets and income tax provisions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Therefore, we consider these to be our critical accounting estimates. Actual results could differ from those estimates.
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
The Company’s revenues by distribution channel for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
E-commerce	$111,903	$127,388	$231,657	$254,458
Enterprise	96,937	79,484	192,463	151,546
Total Revenues	$208,840	$206,872	$424,120	$406,004

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
Bargain Purchase Gain. A bargain purchase gain is recognized subsequent to an acquisition, if the fair value of the net assets acquired and liabilities assumed exceeds the net consideration.
Other Income / (Expense), Net. Other income, net consists of non-operating costs such as foreign currency transaction gains and losses in addition to interest income and expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Consolidated Statements of Operations:
Revenue	$208,840	$206,872	$424,120	$406,004
Operating expenses:
Cost of revenue	84,416	77,019	162,579	146,470
Sales and marketing	48,392	54,229	95,919	107,558
Product development	29,218	17,162	44,624	30,788
General and administrative	38,099	33,088	71,914	63,896
Total operating expenses	200,125	181,498	375,036	348,712
Income from operations	8,715	25,374	49,084	57,292
Bargain purchase gain	41,940	—	41,940	—
Other income / (expense), net	726	(2,661)	1,771	(1,903)
Income before income taxes	51,381	22,713	92,795	55,389
Provision for income taxes	1,368	3,268	9,939	9,372
Net income	$50,013	$19,445	$82,856	$46,017

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	40%	37%	38%	36%
Sales and marketing	23%	26%	23%	26%
Product development	14%	8%	11%	8%
General and administrative	18%	16%	17%	16%
Total operating expenses	96%	88%	88%	86%
Income from operations	4%	12%	12%	14%
Bargain purchase gain	20%	—%	10%	—%
Other income / (expense), net	—%	(1)%	—%	—%
Income before income taxes	25%	11%	22%	14%
Provision for income taxes	1%	2%	2%	2%
Net income	24%	9%	20%	11%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended June 30, 2023 and 2022
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$208,840	$206,872	$1,968	1%
Operating expenses:
Cost of revenue	84,416	77,019	7,397	10
Sales and marketing	48,392	54,229	(5,837)	(11)
Product development	29,218	17,162	12,056	70
General and administrative	38,099	33,088	5,011	15
Total operating expenses	200,125	181,498	18,627	10
Income from operations	8,715	25,374	(16,659)	(66)
Bargain purchase gain	41,940	—	41,940	*
Other income / (expense), net	726	(2,661)	3,387	(127)
Income before income taxes	51,381	22,713	28,668	126
Provision for income taxes	1,368	3,268	(1,900)	(58)
Net income	$50,013	$19,445	$30,568	157%
*Not meaningful

Revenue
Revenue increased by $2.0 million, or 1%, to $208.8 million in the three months ended June 30, 2023 compared to the same period in 2022. Foreign currency fluctuations did not have a significant impact on the Company’s revenues in the three months ended June 30, 2023.
The Company’s E-commerce revenues decreased by 12%, to $111.9 million in the three months ended June 30, 2023, compared to the same period in 2022. Foreign currency fluctuations did not have a significant impact on E-commerce revenues in the three months ended June 30, 2023. The decline in our E-commerce revenues was primarily driven by continued weakness in new customer acquisition.
The Company’s Enterprise revenues increased by 22%, to $96.9 million in the three months ended June 30, 2023, compared to the same period in 2022. Foreign currency fluctuations did not have a significant impact on Enterprise revenues in the three months ended June 30, 2023. The increase in Enterprise revenues was primarily driven by growth in our computer vision data partnerships which generated $17.3 million and $2.2 million of revenue in the three months ended June 30, 2023 and 2022, respectively.
In the three months ended June 30, 2023 and 2022, we delivered 38.5 million and 43.4 million paid downloads, respectively, and our revenue per download was $4.71 and $4.46 for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, the decline in paid downloads is attributed to the decline in the E-commerce business, and the increase in revenue per download was primarily due to changes in sales channel mix.
Changes in our revenue by region were as follows: revenue from North America increased by $10.3 million, or 12%, to $96.2 million, revenue from Europe decreased by $4.5 million, or 7%, to $58.4 million and revenue from outside Europe and North America decreased by $3.8 million, or 7%, to $54.2 million, in the three months ended June 30, 2023 compared to the same period in 2022.

Costs and Expenses
Cost of Revenue. Cost of revenue increased by $7.4 million, or 10% to $84.4 million in the three months ended June 30, 2023 compared to the same period in 2022. This increase was primarily driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty, content and reviewer costs; and (iii) higher costs associated with website hosting, hardware and software licenses. Cost of revenue also includes $2.7 million of expense associated with non-recurring Giphy Retention Compensation, which are not considered ongoing expenses necessary to operate our business. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.
Sales and Marketing. Sales and marketing expenses decreased by $5.8 million, or 11%, to $48.4 million in the three months ended June 30, 2023 compared to the same period in 2022. As a percent of revenue, sales and marketing expenses decreased to 23% for the three months ended June 30, 2023, from 26% for the same period in 2022. This was primarily driven by $6.1 million in decreased performance marketing spend and $0.9 million in lower occupancy costs, partially offset by $1.2 million in higher employee-related costs. Sales and marketing also includes $0.6 million of expense associated with non-recurring Giphy Retention Compensation, which are not considered ongoing expenses necessary to operate our business. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses increased by $12.1 million, or 70%, to $29.2 million in the three months ended June 30, 2023 compared to the same period in 2022. The increase in product development was primarily driven by (i) $11.0 million of expense associated with non-recurring Giphy Retention Compensation, which are not considered ongoing expenses necessary to operate our business and (ii) $1.9 million in higher employee and third-party contractor related costs, net of capitalized labor, for the three months ended June 30, 2023, as compared to the same period in the prior year. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $5.0 million, or 15%, to $38.1 million in the three months ended June 30, 2023 compared to the same period in 2022. This increase was driven by (i) $5.4 million in higher non-cash equity-based compensation expense; and (ii) $2.9 million of expense associated with non-recurring Giphy Retention Compensation, which are not considered ongoing expenses necessary to operate our business. These increases are partially offset by $1.4 million in lower professional fees and $0.7 million in lower occupancy costs. For the three months ended June 30, 2023 and 2022, general and administrative expenses also included transaction costs of $3.0 million and $3.9 million related to the Giphy and Pond5 acquisitions, respectively.
Bargain Purchase Gain. In the three months ended June 30, 2023, we recognized a bargain purchase gain of $41.9 million related to the acquisition of Giphy, which represents the excess of the fair value of the net assets acquired in addition to the net negative purchase price.
Other Income / (Expense), Net. In the three months ended June 30, 2023, other income / (expense), net substantially consisted of $0.7 million of interest income and $0.6 million of favorable unrealized foreign currency fluctuations, partially offset by $0.5 million of interest expense related to our credit facility. During the three months ended June 30, 2022, other income / (expense), net substantially consisted of $2.5 million of unfavorable unrealized foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense decreased by $1.9 million for the three months ended June 30, 2023, compared to the same period in 2022. Our effective tax rates were 2.7% and 14.4% for the three months ended June 30, 2023 and 2022, respectively.
For the three months ended June 30, 2023, the net effect of discrete items decreased the effective tax rate by 13.6%. The discrete items for the three months ended June 30, 2023, primarily relate to the non-taxable bargain purchase gain associated with the acquisition of Giphy. Excluding discrete items, our effective tax rate would have been 16.3% for the three months ended June 30, 2023.
For the three months ended June 30, 2022, the effective tax rate decreased by 4.9% related primarily to windfall benefits associated with equity-based compensation. Excluding discrete items, our effective tax rate would have been 19.3% for the three months ended June 30, 2022.
As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$424,120	$406,004	$18,116	4%
Operating expenses:
Cost of revenue	162,579	146,470	16,109	11%
Sales and marketing	95,919	107,558	(11,639)	(11)%
Product development	44,624	30,788	13,836	45%
General and administrative	71,914	63,896	8,018	13%
Total operating expenses	375,036	348,712	26,324	8%
Income from operations	49,084	57,292	(8,208)	(14)%
Bargain purchase gain	41,940	—	41,940	*
Other income / (expense), net	1,771	(1,903)	3,674	(193)%
Income before income taxes	92,795	55,389	37,406	68%
Provision for income taxes	9,939	9,372	567	6%
Net income	$82,856	$46,017	$36,839	80%
*Not meaningful

Revenue
Revenue increased by $18.1 million, or 4%, to $424.1 million in the six months ended June 30, 2023 compared to the same period in 2022. On a constant currency basis, revenue increased approximately 5% in the six months ended June 30, 2023, compared to the same period in 2022.
The Company’s E-commerce revenues decreased by 9%, to $231.7 million in the six months ended June 30, 2023, compared to the same period in 2022. On a constant currency basis, the Company’s E-commerce revenues decreased by 8% in the six months ended June 30, 2023, compared to the same period in 2022. The decline in our E-commerce revenues was driven by continued weakness in new customer acquisition, partially offset by revenues generated from our acquisition of Pond5, which was completed on May 11, 2022.
The Company’s Enterprise revenues increased by 27%, to $192.5 million in the six months ended June 30, 2023, compared to the same period in 2022. On a constant currency basis, the Company’s Enterprise revenues increased by 28% in the six months ended June 30, 2023, compared to the same period in 2022. The increase in Enterprise revenues was primarily driven by (i) growth in our computer vision data partnerships, which generated $34.0 million and $2.9 million of revenue in the six months ended June 30, 2023 and 2022, respectively; and (ii) revenue generated from our acquisitions of Pond5 and Splash News, which were completed on May 11, 2022 and May 28, 2022, respectively.
In the six months ended June 30, 2023 and 2022, we delivered 81.2 million and 88.0 million paid downloads, respectively, and our revenue per download was $4.56 and $4.34 for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, the increase in revenue per download was primarily due to changes in sales channel mix.
Changes in our revenue by region were as follows: revenue from North America increased by $29.5 million, or 18%, to $195.3 million, revenue from Europe decreased by $8.0 million, or 6%, to $117.4 million and revenue from outside Europe and North America decreased by $3.4 million, or 3%, to $111.3 million, in the six months ended June 30, 2023 compared to the same period in 2022.

Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $16.1 million, or 11%, to $162.6 million in the six months ended June 30, 2023 compared to the same period in 2022. This increase was primarily driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty, content and reviewer costs; and (iii) higher costs associated with website hosting, hardware and software licenses. Cost of revenue also includes $2.7 million of expense associated with non-recurring Giphy Retention Compensation, which are not considered ongoing expenses necessary to operate our business. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing.   Sales and marketing expenses decreased by $11.6 million, or 11%, to $95.9 million in the six months ended June 30, 2023 compared to the same period in 2022. As a percent of revenue, sales and marketing expenses decreased to 23% for the six months ended June 30, 2023, from 26% for the same period in 2022. This was primarily driven by (i) $13.1 million in decreased performance marketing spend and (ii) $0.9 million in lower occupancy costs. These increases were partially offset by $1.4 million in higher employee-related costs and $0.6 million of expense associated with non-recurring Giphy Retention Compensation, which are not considered ongoing expenses necessary to operate our business. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses increased by $13.8 million, or 45%, to $44.6 million in the six months ended June 30, 2023 as compared to the same period in 2022. This increase in product development was primarily driven by (i) $11.0 million of expense associated with non-recurring Giphy Retention Compensation, which are not considered ongoing expenses necessary to operate our business and (ii) $3.8 million in higher employee and third-party contractor related costs, net of capitalized labor for the six months ended June 30, 2023. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses increased by $8.0 million, or 13%, to $71.9 million in the six months ended June 30, 2023 compared to the same period in 2022. This increase was driven by (i) $8.6 million in higher personnel and non-cash equity-based compensation expense; and (ii) $2.9 million of expense associated with non-recurring Giphy Retention Compensation, which are not considered ongoing expenses necessary to operate our business. These increases are partially offset by $2.1 million in lower professional fees and $0.7 million in lower occupancy costs. For the six months ended June 30, 2023 and 2022, general and administrative expenses also included approximately $3.0 million and $3.9 million in transaction costs related to the Giphy and Pond5 acquisitions, respectively.
Bargain Purchase Gain. In the six months ended June 30, 2023, we recognized a bargain purchase gain of $41.9 million related to the acquisition of Giphy, which represents the excess of the fair value of the net assets acquired in addition to the net negative purchase price.
Other Income / (Expense), Net. During the six months ended June 30, 2023, other income / (expense), net substantially consisted of $1.7 million of favorable unrealized foreign currency fluctuations, $0.8 million of interest income, partially offset by $0.7 million of interest expense related to our credit facility. During the six months ended June 30, 2022, approximately $1.8 million of other expense, net consisted of unfavorable unrealized foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.   Income tax expense increased by $0.6 million for the six months ended June 30, 2023 as compared to the same period in 2022. Our effective tax rates for the six months ended June 30, 2023 and 2022 were 10.7% and 16.9%, respectively.
For the six months ended June 30, 2023, the net effect of discrete items decreased the effective tax rate by 7.1%. The discrete items for the six months ended June 30, 2023, primarily relate to the non-taxable bargain purchase gain associated with the acquisition of Giphy. Excluding discrete items, our effective tax rate would have been 17.8% for the six months ended June 30, 2023.
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

Quarterly Trends
Our operating results may fluctuate from quarter to quarter as a result of a variety of factors, including the effects of some seasonal trends in customer behavior, timing of acquisitions and the timing of revenue recognition associated with computer vision data partnerships. For example, we expect that certain customers’ usage may decrease at times during the third quarter of each calendar year due to the summer vacation season and may increase at times during the fourth quarter of each calendar year as demand is generally higher to support marketing campaigns in advance of the fourth quarter holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth trajectory may have overshadowed these effects to date.
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

Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents totaling $87.1 million which consisted primarily of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our credit facility, which was obtained on May 6, 2022.
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
Dividends
We declared and paid cash dividends of $0.54 per share of common stock, or $19.4 million during the six months ended June 30, 2023.
On July 17, 2023, our Board of Directors declared a quarterly cash dividend of $0.27 per share of outstanding common stock payable on September 14, 2023 to stockholders of record at the close of business on August 31, 2023. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
Share Repurchase Program
In October 2015, our Board of Directors approved a share repurchase program (the “2015 Share Repurchase Program”), authorizing us to repurchase up to $100 million of our common stock and, in February 2017, our Board of Directors approved an increase to the share repurchase program, authorizing us to repurchase up to an additional $100 million of our outstanding common stock. As of December 31, 2022, we have fully utilized our authorization for repurchases under the 2015 Share Repurchase Program.
In June 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100 million of our common stock.
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
During the six months ended June 30, 2023, we repurchased approximately 80,400 shares of our common stock at an average cost of $49.78. As of June 30, 2023, we had $96 million of remaining authorization for repurchases under the 2023 Share Repurchase Program.

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
As of June 30, 2023 and December 31, 2022, we had $30 million and $50 million, respectively, of outstanding borrowings under the Credit Facility. As of June 30, 2023, we had a remaining borrowing capacity of $68 million, net of standby letters of credit. For the three and six months ended June 30, 2023, cash interest paid was not significant.
The Credit Facility contains financial covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of June 30, 2023, we are in compliance with these covenants.
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
As of June 30, 2023, we had approximately $78 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of June 30, 2023, we had approximately $51 million in operating lease obligations with lease payments extending through 2029.
See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of June 30, 2023.
Cash Flows
The following table summarizes our cash flow data for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$96,589	$59,574
Net cash used in investing activities	$(66,128)	$(240,323)
Net cash used in financing activities	$(57,929)	$(45,397)
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
Net cash provided by operating activities was $96.6 million for the six months ended June 30, 2023, compared to $59.6 million for the six months ended June 30, 2022. In the six months ended June 30, 2023, operating cash flows were favorably impacted from changes in the timing of cash collections from our computer vision customers and payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period.
In addition, operating cash flows for the six months ended June 30, 2023 were unfavorably impacted by the recurring and and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows. Operating cash flows for the six months ended June 30, 2022 were unfavorably impacted by several large accounts payables and accrued expense items from 2021 that were paid in 2022.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2023 was $66.1 million, consisting primarily of (i) $53.7 million used in the acquisition of Giphy, net of cash acquired, (ii) capital expenditures of $22.9 million for internal-use software and website development costs and purchases of software and equipment, and (iii) $5.3 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by (i) $15.8 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the six months ended June 30, 2022 was $240.3 million, consisting primarily of (i) $212.1 million used in the acquisitions of Pond5 and Splash News, net of cash acquired, (ii) capital expenditures of $20.8 million for internal-use software and website development costs and purchases of software and equipment, and (iii) $7.0 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2023 was $57.9 million, consisting of (i) $50.0 million used for the repayment of our Credit Facility; (ii) $19.4 million, related to the payment of the quarterly cash dividend, (iii) $14.5 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards and (iv) $4.0 million paid in connection with the repurchase of common stock under our 2023 Share Repurchase Program. These amounts were partially offset by $30.0 million proceeds received from our Credit Facility.
Cash used in financing activities in the six months ended June 30, 2022 was $45.4 million, consisting of (i) $56.9 million in connection with the repurchase of common stock under our share repurchase program; (ii) $21.0 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards; and (iii) $17.4 million related to the payment of the quarterly cash dividend. These amounts were partially offset by $50.0 million proceeds received from our Credit Facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-GAAP Financial Measures (in thousands):
Adjusted EBITDA	$60,055	$48,927	$129,819	$103,736
Adjusted net income	39,058	30,272	86,192	67,456
Free cash flow	$33,351	$21,564	$84,219	$31,778
Revenue growth on a constant currency basis	1%	13%	5%	12%

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
Management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) and free cash flow are useful to investors because these measures enable investors to analyze our operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to our underlying operating performance. Management believes that revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to our operating performance. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing our financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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
Our method for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) and free cash flow, as well as a reconciliation of the differences between adjusted EBITDA, adjusted net income, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) and free cash flow, and the most comparable financial measures calculated and presented in accordance with GAAP, are presented below.
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the three months ended June 30, 2023, the Company also incurred $0.5 million of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and are not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$50,013	$19,445	$82,856	$46,017
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	19,206	16,510	38,102	31,575
Non-cash equity-based compensation	14,943	7,043	23,586	14,869
Bargain purchase gain	(41,940)	—	(41,940)	—
Giphy Retention Compensation Expense - non-recurring	17,191	—	17,191	—
Other adjustments, net(1)	(726)	2,661	85	1,903
Provision for income taxes	1,368	3,268	9,939	9,372
Adjusted EBITDA	$60,055	$48,927	$129,819	$103,736
Adjusted EBITDA margin	28.8%	23.7%	30.6%	25.6%
_______________________________________________________________________________
(1)Other adjustments, net includes unrealized foreign currency transaction gains and losses, severance associated with strategic workforce optimizations and interest income and expense.

Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, severance costs associated with strategic workforce optimizations and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)

Net income	$50,013	$19,445	$82,856	$46,017
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	14,943	7,043	23,586	14,869
Tax effect of non-cash equity-based compensation(1)	(3,512)	(1,655)	(5,543)	(3,493)
Acquisition-related amortization expense	8,370	7,110	16,528	13,155
Tax effect of acquisition-related amortization expense(1)	(1,967)	(1,671)	(3,884)	(3,092)
Bargain purchase gain	(41,940)	—	(41,940)	—
Giphy Retention Compensation Expense - non-recurring	17,191	—	17,191	—
Tax effect of Giphy Retention Compensation Expense - non-recurring	(4,040)	—	(4,040)	—
Other	—	—	1,856	—
Tax effect of other(1)	—	—	(418)	—
Adjusted net income	$39,058	$30,272	$86,192	$67,456

Net income per diluted share	$1.37	$0.53	$2.27	$1.25
Adjusted net income per diluted common share	$1.07	$0.83	$2.36	$1.83

Weighted average diluted shares	36,406	36,578	36,490	36,890
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Reported revenue (in thousands)	$208,840	$206,872	$424,120	$406,004
Revenue growth	1%	9%	4%	9%
Revenue growth on a constant currency basis	1%	13%	5%	12%

E-commerce reported revenue (in thousands)	$111,903	$127,388	$231,657	$254,458
E-commerce revenue growth	(12)%	6%	(9)%	6%
E-commerce revenue growth on a constant currency basis	(12)%	9%	(8)%	9%

Enterprise reported revenue (in thousands)	$96,937	$79,484	$192,463	$151,546
Enterprise revenue growth	22%	15%	27%	13%
Enterprise revenue growth on a constant currency basis	22%	19%	28%	16%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures, content acquisition and cash received related to Giphy Retention Compensation in connection with the acquisition of Giphy.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net cash provided by operating activities	$29,814	$36,851	$96,589	$59,574
Capital expenditures	(10,490)	(9,022)	(22,870)	(20,797)
Content acquisitions	(1,725)	(6,265)	(5,252)	(6,999)
Cash received related to Giphy Retention Compensation	15,752	—	15,752	—
Free Cash Flow	$33,351	$21,564	$84,219	$31,778

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 30% and 33% for the six months ended June 30, 2023 and 2022, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the six months ended June 30, 2023, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$35,402	€32,367	$40,024	€36,743	$71,377	€66,001	$77,642	€69,758
British pounds	14,330	£11,303	14,755	£11,521	28,398	£22,740	28,220	£21,514
All other non-U.S. currencies(1)	14,000		15,095		28,371		29,281
Total foreign currency	63,732		69,874		128,146		135,143

U.S. dollar	145,108		136,998		295,974		270,861
Total revenue	$208,840		$206,872		$424,120		$406,004
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
Amounts borrowed under our Credit Facility accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on our consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on our consolidated leverage ratio. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of June 30, 2023.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended June 30, 2023, there were no material changes to these risk factors as described in our 2022 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(c)

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2023	—	$—	—
May 1 - 31, 2023	—	—	—
June 1 - 30, 2023	80,369	49.78	80,369
	80,369	$49.78	80,369	$95,999,234
_______________________________________________________________________________
(1)We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by our Board of Directors. In June 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. As of June 30, 2023, $96.0 million remained available for purchase under this authorization.

Item 5.    Other Information.
(c) Insider Trading Arrangements

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1	Stock Purchase Agreement, dated May 22, 2023
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: August 1, 2023	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: August 1, 2023	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)