Form 10-Q
period 2023-09-30
Shutterstock, Inc.
filed 2023-10-31
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
As of October 27, 2023, 35,712,607 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2023

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$75,228	$115,154
Accounts receivable, net of allowance of $6,022 and $5,830	85,406	67,249
Prepaid expenses and other current assets	108,831	33,268
Total current assets	269,465	215,671
Property and equipment, net	61,929	54,548
Right-of-use assets	16,229	17,593
Intangible assets, net	193,785	173,087
Goodwill	382,166	381,920
Deferred tax assets, net	19,545	16,533
Other assets	72,801	21,832
Total assets	$1,015,920	$881,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,147	$7,183
Accrued expenses	123,834	89,387
Contributor royalties payable	49,678	38,649
Deferred revenue	203,100	187,070
Debt	30,000	50,000
Other current liabilities	10,505	11,445
Total current liabilities	424,264	383,734
Deferred tax liability, net	4,372	4,465
Lease liabilities	31,451	35,611
Other non-current liabilities	23,870	9,892
Total liabilities	483,957	433,702
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,956 and 39,605 shares issued and 35,749 and 35,829 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	399	396
Treasury stock, at cost; 4,207 and 3,776 shares as of September 30, 2023 and December 31, 2022, respectively	(219,012)	(200,008)
Additional paid-in capital	412,861	391,482
Accumulated comprehensive loss	(15,588)	(15,439)
Retained earnings	353,303	271,051
Total stockholders’ equity	531,963	447,482
Total liabilities and stockholders’ equity	$1,015,920	$881,184
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$233,248	$204,096	$657,368	$610,100

Operating expenses:
Cost of revenue	94,219	79,911	256,798	226,381
Sales and marketing	56,165	47,777	152,084	155,335
Product development	28,098	17,534	72,722	48,322
General and administrative	37,574	30,189	109,488	94,085
Total operating expenses	216,056	175,411	591,092	524,123
Income from operations	17,192	28,685	66,276	85,977
Bargain purchase gain	9,864	—	51,804	—
Other income / (expense), net	557	(1,546)	2,328	(3,449)
Income before income taxes	27,613	27,139	120,408	82,528
(Benefit) / Provision for income taxes	(806)	4,099	9,133	13,471
Net income	$28,419	$23,040	$111,275	$69,057

Earnings per share:
Basic	$0.79	$0.64	$3.10	$1.91
Diluted	$0.79	$0.64	$3.06	$1.88

Weighted average common shares outstanding:
Basic	35,912	35,929	35,938	36,117
Diluted	36,081	36,269	36,352	36,681
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$28,419	$23,040	$111,275	$69,057
Foreign currency translation loss	(1,457)	(6,101)	(149)	(11,932)
Other comprehensive loss	(1,457)	(6,101)	(149)	(11,932)
Comprehensive income	$26,962	$16,939	$111,126	$57,125

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended September 30, 2023	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2023	39,884	$398	3,856	$(204,008)	$402,728	$(14,131)	$334,520	$519,507
Equity-based compensation	—	—	—	—	13,003	—	—	13,003
Issuance of common stock in connection with employee stock option exercises and RSU vesting	132	1	—	—	(1)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(60)	—	—	—	(2,869)	—	—	(2,869)
Repurchase of treasury shares	—	—	351	(15,004)	—	—	—	(15,004)
Cash dividends paid	—	—	—	—	—	—	(9,636)	(9,636)
Other comprehensive loss	—	—	—	—	—	(1,457)	—	(1,457)
Net income	—	—	—	—	—	—	28,419	28,419
Balance at September 30, 2023	39,956	$399	4,207	$(219,012)	$412,861	$(15,588)	$353,303	$531,963

Three Months Ended September 30, 2022
Balance at June 30, 2022	39,482	$395	3,501	$(183,800)	$370,934	$(16,619)	$258,183	$429,093
Equity-based compensation	—	—	—	—	9,088	—	—	9,088
Issuance of common stock in connection with employee stock option exercises and RSU vesting	120	2	—	—	1,240	—	—	1,242
Common shares withheld for settlement of taxes in connection with equity-based compensation	(17)	(1)	—	—	(937)	—	—	(938)
Repurchase of treasury shares	—	—	275	(16,208)	—	—	—	(16,208)
Cash dividends paid	—	—	—	—	—	—	(8,633)	(8,633)
Other comprehensive loss	—	—	—	—	—	(6,101)	—	(6,101)
Net income	—	—	—	—	—	—	23,040	23,040
Balance at September 30, 2022	39,585	$396	3,776	$(200,008)	$380,325	$(22,720)	$272,590	$430,583

Nine Months Ended September 30, 2023
Balance at January 1, 2023	39,605	$396	3,776	$(200,008)	$391,482	$(15,439)	$271,051	$447,482
Equity-based compensation	—	—	—	—	36,589	—	—	36,589
Issuance of common stock in connection with employee stock option exercises and RSU vesting	593	5	—	—	(3)	—	—	2
Common shares withheld for settlement of taxes in connection with equity-based compensation	(242)	(2)	—	—	(15,207)	—	—	(15,209)
Repurchase of treasury shares	—	—	431	(19,004)	—	—	—	(19,004)
Cash dividends paid	—	—	—	—	—	—	(29,023)	(29,023)
Other comprehensive loss	—	—	—	—	—	(149)	—	(149)
Net income	—	—	—	—	—	—	111,275	111,275
Balance at September 30, 2023	39,956	$399	4,207	$(219,012)	$412,861	$(15,588)	$353,303	$531,963

Nine Months Ended September 30, 2022
Balance at January 1, 2022	39,209	$392	2,792	$(127,196)	$376,537	$(10,788)	$229,537	$468,482
Equity-based compensation	—	—	—	—	23,958	—	—	23,958
Issuance of common stock in connection with employee stock option exercises and RSU vesting	623	7	—	—	1,803	—	—	1,810
Common shares withheld for settlement of taxes in connection with equity-based compensation	(247)	(3)	—	—	(21,973)	—	—	(21,976)
Repurchase of treasury shares	—	—	984	(72,812)	—	—	—	(72,812)
Cash dividends paid	—	—	—	—	—	—	(26,004)	(26,004)
Other comprehensive loss	—	—	—	—	—	(11,932)	—	(11,932)
Net income	—	—	—	—	—	—	69,057	69,057
Balance at September 30, 2022	39,585	$396	3,776	$(200,008)	$380,325	$(22,720)	$272,590	$430,583
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,275	$69,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,373	49,834
Deferred taxes	(20,960)	(6,874)
Non-cash equity-based compensation	36,589	23,958
Bad debt expense	1,394	993
Bargain purchase gain	(51,804)	—
Changes in operating assets and liabilities:
Accounts receivable	(18,641)	(5,541)
Prepaid expenses and other current and non-current assets	(42,167)	(3,157)
Accounts payable and other current and non-current liabilities	3,893	(32,927)
Contributor royalties payable	11,281	5,236
Deferred revenue	16,370	(3,290)
Net cash provided by operating activities	$106,603	$97,289

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34,715)	(32,922)
Business combination, net of cash acquired	(53,721)	(211,843)
Cash received related to Giphy Retention Compensation	34,707	—
Asset acquisitions	—	(1,667)
Content acquisitions	(9,725)	(11,191)
Security deposit release / (payment)	1,539	(282)
Net cash used in investing activities	$(61,915)	$(257,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of treasury shares	(19,004)	(73,488)
Proceeds from exercise of stock options	2	1,810
Cash paid related to settlement of employee taxes related to RSU vesting	(15,209)	(21,976)
Payment of cash dividend	(29,023)	(26,004)
Proceeds from credit facility	30,000	50,000
Repayment of credit facility	(50,000)	—
Payment of debt issuance costs	—	(619)
Net cash used in financing activities	$(83,234)	$(70,277)

Effect of foreign exchange rate changes on cash	(1,380)	(6,880)
Net decrease in cash and cash equivalents	(39,926)	(237,773)

Cash and cash equivalents, beginning of period	115,154	314,017
Cash and cash equivalents, end of period	$75,228	$76,244

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$15,970	$19,476
Cash paid for interest	1,232	474
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Summary of Operations and Significant Accounting Policies
Summary of Operations
Shutterstock, Inc. (the “Company” or “Shutterstock”) is a leading global creative platform offering high-quality content and full-service creative workflow solutions for transformative brands, digital media and marketing companies. In addition, Shutterstock also licenses the metadata associated with images, footage clips, music tracks and 3D models.
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
•GIFs - consisting of GIFs (graphics interchange format visuals) that serve as a critical ingredient in text- and message- based conversations and in contextual advertising settings.

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
The interim Consolidated Balance Sheet as of September 30, 2023, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. The Consolidated Balance Sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of September 30, 2023, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three and nine months ended September 30, 2023 and 2022. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.
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
During the nine months ended September 30, 2023, the Company recorded bad debt expense of $1.4 million. As of September 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was approximately $6.0 million and $5.8 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of September 30, 2023, approximately $15.1 million of financing receivables were included in accounts receivable and other assets on the Consolidated Balance Sheets.
In addition, as of September 30, 2023, one customer accounted for approximately 14% of the accounts receivable balance and as of December 31, 2022, one customer accounted for 22% of the accounts receivable balance.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2023 and December 31, 2022, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of September 30, 2023 or December 31, 2022, except as noted below.
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
Long-term Investments
As of September 30, 2023 and December 31, 2022, the Company’s long-term investments were in equity securities with no readily determinable fair value, totaled $20.0 million, and were reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of September 30, 2023, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

(3) Acquisitions
Giphy, Inc.
On May 22, 2023, the Company entered into a Stock Purchase Agreement with Meta Platforms, Inc. (“Meta”) dated May 22, 2023 (the “Purchase Agreement”). On June 23, 2023, the Company completed its acquisition of all of the outstanding shares of Giphy, Inc. (“Giphy”) from Meta. The consideration paid by the Company pursuant to the Purchase Agreement was $53 million in net cash, in addition to cash acquired, assumed debt and other working capital adjustments. The consideration was paid with existing cash on hand. Giphy is a New York-based company that operates a collection of GIFs and stickers that supplies casual conversational content. The Company believes its acquisition of Giphy extends Shutterstock’s audience touchpoints beyond primarily professional marketing and advertising use cases and expands into casual conversations.

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
The Giphy purchase price was calculated as follows:

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
The Giphy transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business has been included in the Company’s results of operations from the acquisition date. For the three and nine months ended September 30, 2023, revenue of $5.0 million and $5.4 million, respectively, was included in the Consolidated Statements of Operations related to the Company’s acquisition of Giphy. The fair value of consideration transferred in this business combination has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the excess of the fair value of the net assets acquired over the net consideration received recorded as a bargain purchase gain. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The aggregate purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Giphy[1]
Cash and cash equivalents	$4,030
Prepaid expenses and other current assets	1,416
Right of use assets	1,243
Intangible assets:
Trade name	21,000
Developed technology	21,500
Intangible assets	42,500
Deferred tax asset	1,006
Other assets	1,647
Total assets acquired	$51,842

Accounts payable, accrued expenses and other liabilities	(4,949)
Lease liability	(1,090)
Total liabilities assumed	(6,039)
Net assets acquired	$45,803
Net purchase price	(6,001)
Bargain purchase gain	$51,804
1 - During the three months ended September 30, 2023, the Company revised its preliminary allocation of the Giphy purchase price to the assets acquired and liabilities assumed by $9.9 million associated with additional information analyzed related to the deferred income tax balances. The measurement and allocation of the purchase price is preliminary and will be finalized within the allowable measurement period once the Company finalizes its assessment of fair value of intangible assets, income tax balances and other assets acquired and liabilities assumed.

The Company recognized a non-taxable bargain purchase gain of $51.8 million, representing the excess of the fair value of the net assets acquired in addition to the net consideration to be received from Meta. The bargain purchase gain is the result of the CMA’s regulatory order requiring Meta’s divestiture of Giphy and the Giphy Retention Compensation payments. In connection with the acquisition, the Company incurred approximately $3.0 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
As of September 30, 2023, Shutterstock’s receivable of $109.4 million, is against an escrow fully funded by Meta. $79.8 million and $29.6 million are included within Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheet.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three and nine months ended September 30, 2023 and 2022, respectively, as if the Giphy acquisition had been completed on January 1, 2022 and as if the Pond5 and Splash News acquisitions had been completed on January 1, 2021, after giving effect to certain purchase accounting adjustments, primarily related to bargain purchase gain, Giphy Retention Compensation - non-recurring, intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
As Reported	$233,248	$204,096	$657,368	$610,100
Pro Forma	233,248	209,096	667,368	645,383
Income before income taxes
As Reported	$27,613	$27,139	$120,408	$82,528
Pro Forma	22,080	10,904	58,685	76,810

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Computer equipment and software	$295,193	$261,067
Furniture and fixtures	10,796	10,328
Leasehold improvements	19,043	18,635
Property and equipment	325,032	290,030
Less accumulated depreciation	(263,103)	(235,482)
Property and equipment, net	$61,929	$54,548

Depreciation expense related to property and equipment was $9.5 million and $8.7 million for the three months ended September 30, 2023 and 2022, respectively, and $27.7 million and $25.0 million for the nine months ended September 30, 2023 and 2022, respectively. Cost of revenues included depreciation expense of $9.1 million and $8.0 million for the three months ended September 30, 2023 and 2022, respectively, and $26.5 million and $22.7 million for the nine months ended September 30, 2023 and 2022, respectively. General and administrative expense included depreciation expense of $0.4 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $12.1 million and $10.9 million for the three months ended September 30, 2023 and 2022, respectively, and $33.7 million and $31.1 million for the nine months ended September 30, 2023 and 2022, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $8.8 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively, and $25.6 million and $21.6 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

As of September 30, 2023 and December 31, 2022, the Company had capitalized internal-use software of $58.2 million and $50.1 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the nine months ended September 30, 2023.
The following table summarizes the changes in the Company’s goodwill balance during the nine months ended September 30, 2023 (in thousands):

Goodwill
Balance as of December 31, 2022	$381,920
Foreign currency translation adjustment	246
Balance as of September 30, 2023	$382,166

Intangible Assets
Intangible assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$89,067	$(24,686)	$64,381	12	$88,996	$(19,168)	$69,828
Trade name	37,644	(8,478)	29,166	12	16,588	(7,209)	9,379
Developed technology	116,582	(54,769)	61,813	4	94,872	(35,288)	59,584
Contributor content	64,089	(25,762)	38,327	8	54,284	(20,098)	34,186
Patents	259	(161)	98	18	259	(149)	110
Total	$307,641	$(113,856)	$193,785		$254,999	$(81,912)	$173,087

Amortization expense was $11.7 million and $9.5 million for the three months ended September 30, 2023 and 2022, respectively, and $31.7 million and $24.8 million for the nine months ended September 30, 2023 and 2022, respectively. Cost of revenue included amortization expense of $10.8 million and $8.9 million for the three months ended September 30, 2023 and 2022, respectively, and $29.4 million and $23.1 million for the nine months ended September 30, 2023 and 2022, respectively. General and administrative expense included amortization expense of $1.0 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $2.3 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $11.6 million for the remaining three months of 2023, $39.9 million in 2024, $29.4 million in 2025, $27.2 million in 2026, $18.3 million in 2027, $13.1 million in 2028 and $54.3 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Compensation	$72,861	$40,314
Non-income taxes	22,479	24,390
Website hosting and marketing fees	9,922	6,608
Other expenses	18,572	18,075
Total accrued expenses	$123,834	$89,387
As of September 30, 2023, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. For the three months ended September 30, 2023, the Company recognized $5.0 million of severance costs associated with workforce optimizations. Of this amount, approximately $4.9 million is included within accrued expenses as of September 30, 2023 and is expected to be paid to employees over the next 12 months.

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
As of September 30, 2023 and December 31, 2022, the Company had $30 million and $50 million, respectively, of outstanding borrowings under the Credit Facility. As of September 30, 2023, the Company had a remaining borrowing capacity of $67 million, net of standby letters of credit. For the three and nine months ended September 30, 2023, the Company recognized interest expense of $0.6 million and $1.3 million, respectively.
The Credit Facility contains financial covenants and requirements restricting certain of the Company’s activities, which are usual and customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of September 30, 2023, the Company was in compliance with these covenants.

(8) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 72,000 and 103,000 shares of common stock during the three months ended September 30, 2023 and 2022, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
During the three and nine months ended September 30, 2023, the Company repurchased approximately 351,000 and 431,000 shares of its common stock at an average cost of $42.75 and $44.06, respectively, under the 2023 Share Repurchase Program. During the three and nine months ended September 30, 2022, the Company repurchased approximately 275,000 and 984,000 shares of its common stock at an average cost of $58.94 and $74.02, respectively, under the 2015 Share Repurchase Program.
Dividends
The Company declared and paid cash dividends of $0.27 and $0.81 per share of common stock, or $9.6 million and $29.0 million during the three and nine months ended September 30, 2023, respectively, and $0.24 and $0.72 per share of common stock, or $8.6 million and $26.0 million, during the three and nine months ended September 30, 2022, respectively.
On October 23, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of outstanding common stock payable on December 14, 2023 to stockholders of record at the close of business on November 30, 2023. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$180	$173	$670	$407
Sales and marketing	2,067	1,503	5,158	4,060
Product development	3,509	2,957	10,178	7,295
General and administrative	7,247	4,455	20,583	12,196
Total	$13,003	$9,088	$36,589	$23,958
For the three and nine months ended September 30, 2023 and 2022, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Stock Option Awards
During the nine months ended September 30, 2023, no options to purchase shares of its common stock were granted. As of September 30, 2023, there were approximately 303,000 options vested and exercisable with a weighted average exercise price of $34.53.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Restricted Stock Unit Awards
During the nine months ended September 30, 2023, the Company had RSU grants, net of forfeitures, of approximately 876,000. As of September 30, 2023, there are approximately 2,004,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $69.29. As of September 30, 2023, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $94.1 million, which is expected to be recognized through 2027.
During the nine months ended September 30, 2023 and 2022, shares of common stock with an aggregate value of $15.2 million and $22.0 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.

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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
E-commerce	$106,037	$124,594	$337,694	$379,052
Enterprise	127,211	79,502	319,674	231,048
Total Revenue	$233,248	$204,096	$657,368	$610,100
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The September 30, 2023 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $159.6 million of total revenue recognized for the nine months ended September 30, 2023 was reflected in deferred revenue as of December 31, 2022. In addition, as of September 30, 2023, the Company has approximately $58.4 million of contracted but unsatisfied performance obligations relating primarily to our computer vision offering, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(10) Other Income / (Expense), net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency (loss) / gain	$(775)	$(1,116)	$887	$(2,877)
Interest expense	(562)	(439)	(1,286)	(645)
Interest income and other	1,894	9	2,727	73
Total other income / (expense)	$557	$(1,546)	$2,328	$(3,449)

(11) Income Taxes
The Company’s effective tax rates yielded a net benefit of 2.9% and net expense of 15.1% for the three months ended September 30, 2023 and 2022, respectively, and a net expense of 7.6% and 16.3% for the nine months ended September 30, 2023 and 2022, respectively.
During the three and nine months ended September 30, 2023, the net effect of discrete items decreased the effective tax rate by 14.9% and 8.9%, respectively. The discrete items for the three months ended September 30, 2023, primarily relate to the effect of the U.S. Research and Development (“R&D”) tax credit claimed on the Company’s 2022 tax return, which was substantially completed in the third quarter of 2023. The discrete items for the nine months ended September 30, 2023, primarily relate to the non-taxable bargain purchase gain associated with the acquisition of Giphy and the effect of the U.S. Research and Development (“R&D”) tax credit claimed on the Company’s 2022 tax return, which was substantially completed in the third quarter of 2023. Excluding discrete items, the Company’s effective tax rate would have been 12.0% and 16.5% for the three and nine months ended September 30, 2023, respectively.
During the three and nine months ended September 30, 2022, the net effect of discrete items decreased the effective tax rate by 3.3% and 2.5%, respectively. The discrete items for the three months ended September 30, 2022, primarily relate to the effect of the U.S. Research and Development (“R&D”) tax credit claimed on the Company’s 2021 tax return, which was substantially completed in the third quarter of 2022. The discrete items for the nine months ended September 30, 2022, primarily relate to windfall tax benefits associated with equity-based compensation. Excluding discrete items, the Company’s effective tax rate would have been 18.4% and 18.8% for the three and nine months ended September 30, 2022, respectively.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding a loss jurisdiction with no tax benefit and the application of discrete items, if any, in the applicable period.
During the three and nine months ended September 30, 2023 and 2022, uncertain tax positions recorded by the Company were not significant. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2023 and 2022.
During the nine months ended September 30, 2023 and 2022, the Company paid net cash taxes of $16.0 million and $19.5 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$28,419	$23,040	$111,275	$69,057
Shares used to compute basic net income per share	35,912	35,929	35,938	36,117
Dilutive potential common shares
Stock options	70	120	114	174
Unvested restricted stock awards	99	220	300	390
Shares used to compute diluted net income per share	36,081	36,269	36,352	36,681
Basic net income per share	$0.79	$0.64	$3.10	$1.91
Diluted net income per share	$0.79	$0.64	$3.06	$1.88

Dilutive shares included in the calculation	663	1,208	1,152	1,150
Anti-dilutive shares excluded from the calculation	1,342	549	857	400

(13) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$123,330	$89,061	$318,672	$254,900
Europe	56,559	57,308	174,006	182,792
Rest of the world	53,359	57,727	164,690	172,408
Total revenue	$233,248	$204,096	$657,368	$610,100
The United States, included in North America in the above table, accounted for 45% and 39% of consolidated revenue for the nine months ended September 30, 2023 and 2022, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of September 30,	As of December 31,
	2023	2022
North America	$45,530	$42,266
Europe	16,335	12,079
Rest of the world	64	203
Total long-lived tangible assets	$61,929	$54,548
The United States, included in North America in the above table, accounted for 69% and 73% of total long-lived tangible assets as of September 30, 2023 and December 31, 2022, respectively. Ireland, included in Europe in the above table, accounted for 20% and 17% of total long-lived tangible assets as of September 30, 2023 and December 31, 2022, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(14) Commitments and Contingencies
As of September 30, 2023, the Company had total non-lease obligations in the amount of approximately $76.0 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2023, the Company’s non-lease obligations for the remainder of 2023 and for the years ending December 31, 2024, 2025, 2026, 2027 and 2028 were approximately $25.2 million, $36.2 million, $11.7 million, $2.3 million, $0.4 million and $0.2 million, respectively.
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
Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of any modifications made by the customer, or the context in which content is used. The standard maximum aggregate obligation and liability to any one customer for any single claim is generally limited to ten thousand dollars but can range to $250,000, with certain exceptions for which our indemnification obligation are uncapped. As of September 30, 2023, the Company had recorded no material liabilities related to indemnification obligations for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
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

Overview and Recent Developments
Shutterstock, Inc. (referred to herein as the “Company”, “we,” “our,” and “us”) is a leading global creative platform offering high-quality content and full-service creative workflow solutions for transformative brands, digital media and marketing companies. In addition, Shutterstock also licenses the metadata associated with images, footage clips, music tracks and 3D models.
Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to our web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage the Company’s platform to assist with the entire creative process from ideation through creative execution.
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
•GIFs - consisting of GIFs (graphics interchange format visuals) that serve as a critical ingredient in text- and message- based conversations and in contextual advertising settings.
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
In addition, we also license the metadata associated with our images, footage clips, music tracks and 3D models through our computer vision data partnerships offering, which is used by large technology companies as training data for their individual generative AI and machine learning needs. During the three and nine months ended September 30, 2023, we have recognized $45.5 million and $79.5 million of revenue associated with our computer vision data partnerships offering.
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
Over 2.1 million active, paying customers contributed to our revenue for the twelve-month period ended September 30, 2023. Our library has grown to more than 757 million images and more than 52 million footage clips as of September 30, 2023. This makes our collection of content one of the largest of its kind, and we delivered 117.6 million paid downloads to our customers across all of our brands during the nine months ended September 30, 2023.
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
Through our platform, we generate revenue by licensing content to our customers. During the nine months ended September 30, 2023, 51% of our revenue and the majority of our content licenses came from our E-commerce sales channel. The majority of our customers license content directly through our self-service web properties. E-commerce customers have the ability to purchase plans that are paid on either a monthly or annual basis or to license content on a transactional basis. E-commerce customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs.
Customers in our Enterprise sales channel generally have unique content, licensing and workflow needs. These customers benefit from communication with our dedicated sales, service and research teams which provide a number of personalized enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on our e-commerce platform. Customers in our enterprise sales channel may also benefit from access to (i) Shutterstock Editorial, which includes our library of editorial images and videos, (ii) Shutterstock Studios, our offering which provides custom, high-quality content matched with production tools and services at scale, and (iii) computer vision, our data partnerships offering which provides metadata associated with our content collection, used to train AI models. Our range of solutions, including the depth of our API platform integrations, appeals to a broad and diverse customer base and enables us to adapt and evolve with the needs of our more high touch clients to deliver capabilities that embed deep within their workflows. Our Enterprise sales channel provided approximately 49% of our revenue for the nine months ended September 30, 2023.

Acquisition of Giphy, Inc.
On May 22, 2023, we entered into a Stock Purchase Agreement with Meta Platforms, Inc. (“Meta”) dated May 22, 2023 (the “Purchase Agreement”). On June 23, 2023, we completed our acquisition of all of the outstanding shares of Giphy, Inc. (“Giphy”) from Meta. The consideration payable, pursuant to the Purchase Agreement, was $53 million in net cash, in addition to cash acquired, assumed debt and other working capital adjustments. The consideration was paid with existing cash on hand. Giphy is a New York-based company that operates a collection of GIFs and stickers that supplies casual conversational content. The Company believes its acquisition of Giphy extends Shutterstock’s audience touchpoints beyond primarily professional marketing and advertising use cases and expands into casual conversations.
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

The following table summarizes our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Subscribers (end of period)[1]	551,000	607,000	551,000	607,000
Subscriber revenue (in millions)[1]	$88.3	$87.7	$266.3	$257.8

Average revenue per customer (last twelve months)[1]	$401	$329	$401	$329
Paid downloads (in millions)	36.4	42.8	117.6	130.8
Revenue per download	$4.76	$4.43	$4.63	$4.37
Content in our collection (end of period, in millions):
Images	757	527	757	527
Footage clips	52	28	52	28
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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
E-commerce	$106,037	$124,594	$337,694	$379,052
Enterprise	127,211	79,502	319,674	231,048
Total Revenues	$233,248	$204,096	$657,368	$610,100

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Consolidated Statements of Operations:
Revenue	$233,248	$204,096	$657,368	$610,100
Operating expenses:
Cost of revenue	94,219	79,911	256,798	226,381
Sales and marketing	56,165	47,777	152,084	155,335
Product development	28,098	17,534	72,722	48,322
General and administrative	37,574	30,189	109,488	94,085
Total operating expenses	216,056	175,411	591,092	524,123
Income from operations	17,192	28,685	66,276	85,977
Bargain purchase gain	9,864	—	51,804	—
Other income / (expense), net	557	(1,546)	2,328	(3,449)
Income before income taxes	27,613	27,139	120,408	82,528
(Benefit) / Provision for income taxes	(806)	4,099	9,133	13,471
Net income	$28,419	$23,040	$111,275	$69,057

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	40%	39%	39%	37%
Sales and marketing	24%	23%	23%	25%
Product development	12%	9%	11%	8%
General and administrative	16%	15%	17%	15%
Total operating expenses	93%	86%	90%	86%
Income from operations	7%	14%	10%	14%
Bargain purchase gain	4%	—%	8%	—%
Other income / (expense), net	—%	(1)%	—%	(1)%
Income before income taxes	12%	13%	18%	14%
(Benefit) / Provision for income taxes	—%	2%	1%	2%
Net income	12%	11%	17%	11%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended September 30, 2023 and 2022
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$233,248	$204,096	$29,152	14%
Operating expenses:
Cost of revenue	94,219	79,911	14,308	18
Sales and marketing	56,165	47,777	8,388	18
Product development	28,098	17,534	10,564	60
General and administrative	37,574	30,189	7,385	24
Total operating expenses	216,056	175,411	40,645	23
Income from operations	17,192	28,685	(11,493)	(40)
Bargain purchase gain	9,864	—	9,864	*
Other income / (expense), net	557	(1,546)	2,103	(136)
Income before income taxes	27,613	27,139	474	2
(Benefit) / Provision for income taxes	(806)	4,099	(4,905)	(120)
Net income	$28,419	$23,040	$5,379	23%
*Not meaningful

Revenue
Revenue increased by $29.2 million, or 14%, to $233.2 million in the three months ended September 30, 2023 compared to the same period in 2022. On a constant currency basis, revenue increased approximately 12% in the three months ended September 30, 2023, compared to the same period in 2022.
The Company’s E-commerce revenues decreased by 15%, to $106.0 million in the three months ended September 30, 2023, compared to the same period in 2022. On a constant currency basis, E-commerce revenues decreased by 16% in the three months ended September 30, 2023, compared to the same period in 2022. The decline in our E-commerce revenues was primarily driven by weakness in new customer acquisition.
The Company’s Enterprise revenues increased by 60%, to $127.2 million in the three months ended September 30, 2023, compared to the same period in 2022. On a constant currency basis, Enterprise revenues increased by 57% in the three months ended September 30, 2023, compared to the same period in 2022. The increase in Enterprise revenues was primarily driven by growth in our computer vision data partnerships which generated $45.5 million and $1.5 million of revenue in the three months ended September 30, 2023 and 2022, respectively.
In the three months ended September 30, 2023 and 2022, we delivered 36.4 million and 42.8 million paid downloads, respectively, and our revenue per download was $4.76 and $4.43 for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, the decline in paid downloads is attributed to the decline in the E-commerce business.
Changes in our revenue by region were as follows: revenue from North America increased by $34.3 million, or 38%, to $123.3 million, revenue from Europe decreased by $0.7 million, or 1%, to $56.6 million and revenue from outside Europe and North America decreased by $4.4 million, or 8%, to $53.4 million, in the three months ended September 30, 2023 compared to the same period in 2022.

Costs and Expenses
Cost of Revenue. Cost of revenue increased by $14.3 million, or 18% to $94.2 million in the three months ended September 30, 2023 compared to the same period in 2022. This increase was primarily driven by: (i) increased royalty, content and reviewer costs; (ii) higher costs associated with website hosting, hardware and software licenses; (iii) increased depreciation and amortization expense driven by our acquisition of Giphy, and (iv) Giphy employee-related costs comprised of $2.3 million of recurring Giphy Retention Compensation and $0.9 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.
Sales and Marketing. Sales and marketing expenses increased by $8.4 million, or 18%, to $56.2 million in the three months ended September 30, 2023 compared to the same period in 2022. As a percent of revenue, sales and marketing expenses increased to 24% for the three months ended September 30, 2023, from 23% for the same period in 2022. This was primarily driven by $4.6 million in higher employee-related costs and sales commission and $1.6 million in higher consulting costs. For the three months ended September 30, 2023, sales and marketing expenses included (i) $1.2 million in severance costs associated with strategic workforce optimizations and (ii) $0.2 million of expense associated with non-recurring Giphy Retention Compensation not considered necessary to operate our business. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses increased by $10.6 million, or 60%, to $28.1 million in the three months ended September 30, 2023 compared to the same period in 2022. The increase in product development was primarily driven by Giphy employee-related costs comprised of $2.7 million of recurring Giphy Retention Compensation and $5.6 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business. For the three months ended September 30, 2023, product development expenses included $1.5 million in severance costs associated with strategic workforce optimizations. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $7.4 million, or 24%, to $37.6 million in the three months ended September 30, 2023 compared to the same period in 2022. This increase was driven by (i) $2.6 million in higher non-cash equity-based compensation expense; (ii) $0.9 million of recurring Giphy Retention Compensation and (iii) $1.4 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business. For the three months ended September 30, 2023, general and administrative expenses included $2.1 million in severance costs associated with strategic workforce optimizations.
Bargain Purchase Gain. In the three months ended September 30, 2023, we increased our Giphy acquisition bargain purchase gain by $9.9 million associated with updates to deferred income tax balances recorded in the Giphy opening balance sheet.
Other Income / (Expense), Net. In the three months ended September 30, 2023, other income / (expense), net substantially consisted of $1.9 million of interest income, partially offset by $0.8 million of unfavorable unrealized foreign currency fluctuations and $0.6 million of interest expense related to our credit facility. During the three months ended September 30, 2022, other income / (expense), net substantially consisted of $1.1 million of unfavorable unrealized foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense decreased by $4.9 million for the three months ended September 30, 2023, compared to the same period in 2022. Our effective tax rates were 2.9% and 15.1% for the three months ended September 30, 2023 and 2022, respectively.
For the three months ended September 30, 2023, the net effect of discrete items decreased the effective tax rate by 14.9%. The discrete items for the three months ended September 30, 2023, primarily relate to the effect of the U.S. Research and Development (“R&D”) tax credit claimed on the Company’s 2022 tax return, which was substantially completed in the third quarter of 2023. Excluding discrete items, our effective tax rate would have been 12.0% for the three months ended September 30, 2023.
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

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$657,368	$610,100	$47,268	8%
Operating expenses:
Cost of revenue	256,798	226,381	30,417	13%
Sales and marketing	152,084	155,335	(3,251)	(2)%
Product development	72,722	48,322	24,400	50%
General and administrative	109,488	94,085	15,403	16%
Total operating expenses	591,092	524,123	66,969	13%
Income from operations	66,276	85,977	(19,701)	(23)%
Bargain purchase gain	51,804	—	51,804	*
Other income / (expense), net	2,328	(3,449)	5,777	(167)%
Income before income taxes	120,408	82,528	37,880	46%
Provision for income taxes	9,133	13,471	(4,338)	(32)%
Net income	$111,275	$69,057	$42,218	61%
*Not meaningful

Revenue
Revenue increased by $47.3 million, or 8%, to $657.4 million in the nine months ended September 30, 2023 compared to the same period in 2022. Foreign currency fluctuations did not have a significant impact on the Company’s revenues in the nine months ended September 30, 2023.
The Company’s E-commerce revenues decreased by 11%, to $337.7 million in the nine months ended September 30, 2023, compared to the same period in 2022. Foreign currency fluctuations did not have a significant impact on the Company’s E-commerce revenues in the nine months ended September 30, 2023. The decline in our E-commerce revenues was driven by weakness in new customer acquisition, partially offset by revenues generated from our acquisition of Pond5, which was completed on May 11, 2022.
The Company’s Enterprise revenues increased by 38%, to $319.7 million in the nine months ended September 30, 2023, compared to the same period in 2022. Foreign currency fluctuations did not have a significant impact on the Company’s Enterprise revenues in the nine months ended September 30, 2023. The increase in Enterprise revenues was primarily driven by (i) growth in our computer vision data partnerships, which generated $79.5 million and $4.4 million of revenue in the nine months ended September 30, 2023 and 2022, respectively; and (ii) revenue generated from our acquisitions of Pond5 and Splash News, which were completed on May 11, 2022 and May 28, 2022, respectively.
In the nine months ended September 30, 2023 and 2022, we delivered 117.6 million and 130.8 million paid downloads, respectively, and our revenue per download was $4.63 and $4.37 for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, the decline in paid downloads is attributed to the decline in the E-commerce business.
Changes in our revenue by region were as follows: revenue from North America increased by $63.8 million, or 25%, to $318.7 million, revenue from Europe decreased by $8.8 million, or 5%, to $174.0 million and revenue from outside Europe and North America decreased by $7.7 million, to $164.7 million, in the nine months ended September 30, 2023 compared to the same period in 2022.

Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $30.4 million, or 13%, to $256.8 million in the nine months ended September 30, 2023 compared to the same period in 2022. This increase was primarily driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty, content and reviewer costs; (iii) higher costs associated with website hosting, hardware and software licenses; and (iv) Giphy employee-related costs comprised of $2.5 million of recurring Giphy Retention Compensation and $3.6 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing.   Sales and marketing expenses decreased by $3.3 million, or 2%, to $152.1 million in the nine months ended September 30, 2023 compared to the same period in 2022. As a percent of revenue, sales and marketing expenses decreased to 23% for the nine months ended September 30, 2023, from 25% for the same period in 2022. This was primarily driven by (i) $13.4 million in decreased performance marketing spend and (ii) $0.9 million in lower occupancy costs. These decreases were partially offset by (i) $5.5 million in higher employee-related costs and sales commissions, (ii) $1.1 million in higher non-cash equity-based compensation expense; and (iii) Giphy employee-related costs comprised of $0.6 million of recurring Giphy Retention Compensation and $0.8 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business. For the nine months ended September 30, 2023, sales and marketing expenses included $1.2 million in severance costs associated with strategic workforce optimizations. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses increased by $24.4 million, or 50%, to $72.7 million in the nine months ended September 30, 2023 as compared to the same period in 2022. This increase in product development was primarily driven by (i) Giphy employee-related costs comprised of $2.8 million of recurring Giphy Retention Compensation, net of capitalized labor and $16.7 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business, (ii) $2.9 million in higher non-cash equity-based compensation expense for the nine months ended September 30, 2023 compared to the same period in 2022, and (iii) $1.5 million of severance costs associated with strategic workforce optimizations. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses increased by $15.4 million, or 16%, to $109.5 million in the nine months ended September 30, 2023 compared to the same period in 2022. This increase was driven by (i) $8.4 million in higher non-cash equity-based compensation expense for the nine months ended September 30, 2023 compared to the same period in 2022; (ii) Giphy employee-related costs comprised of $1.0 million of recurring Giphy Retention Compensation, net of capitalized labor and $4.3 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business, and (iii) $3.9 million of severance costs associated with strategic workforce optimizations. These increases are partially offset by $1.1 million in lower occupancy costs and $0.9 million in lower professional fees. For the nine months ended September 30, 2023 and 2022, general and administrative expenses included $3.0 million and $3.9 million in transaction costs related to the Giphy and Pond5 acquisitions, respectively.
Bargain Purchase Gain. In the nine months ended September 30, 2023, we recognized a bargain purchase gain of $51.8 million related to the acquisition of Giphy, which represents the excess of the fair value of the net assets acquired in addition to the net negative purchase price.
Other Income / (Expense), Net. During the nine months ended September 30, 2023, other income, net substantially consisted of $2.7 million of interest income and $0.9 million of favorable unrealized foreign currency fluctuations, partially offset by $1.3 million of interest expense related to our credit facility. During the nine months ended September 30, 2022 other expense, net consisted of $2.9 million unfavorable unrealized foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.   Income tax expense decreased by $4.3 million for the nine months ended September 30, 2023 as compared to the same period in 2022. Our effective tax rates for the nine months ended September 30, 2023 and 2022 were 7.6% and 16.3%, respectively.
For the nine months ended September 30, 2023, the net effect of discrete items decreased the effective tax rate by 8.9%. The discrete items for the nine months ended September 30, 2023, primarily relate to the non-taxable bargain purchase gain associated with the acquisition of Giphy and the effect of the U.S. Research and Development (“R&D”) tax credit claimed on the Company’s 2022 tax return, which was substantially completed in the third quarter of 2023. Excluding discrete items, our effective tax rate would have been 16.5% for the nine months ended September 30, 2023.

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

Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents totaling $75.2 million which consisted primarily of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our credit facility, which was obtained on May 6, 2022.
Historically, our principal uses of cash have included funding our operations, capital expenditures, content acquisitions, business combinations and asset acquisitions that enhance our strategic position, cash dividend payments and share purchases under our share repurchase programs. We plan to finance our operations, capital expenditures and corporate actions largely through cash generated by our operations and our credit facility. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.
Dividends
We declared and paid cash dividends of $0.81 per share of common stock, or $29.0 million during the nine months ended September 30, 2023.
On October 23, 2023, our Board of Directors declared a quarterly cash dividend of $0.27 per share of outstanding common stock payable on December 14, 2023 to stockholders of record at the close of business on November 30, 2023. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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

During the nine months ended September 30, 2023, we repurchased approximately 431,400 shares of our common stock at an average cost of $44.06. As of September 30, 2023, we had $81 million of remaining authorization for repurchases under the 2023 Share Repurchase Program.
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
As of September 30, 2023 and December 31, 2022, we had $30 million and $50 million, respectively, of outstanding borrowings under the Credit Facility. As of September 30, 2023, we had a remaining borrowing capacity of $67 million, net of standby letters of credit. For the three and nine months ended September 30, 2023, cash interest paid was not significant.
The Credit Facility contains financial covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of September 30, 2023, we are in compliance with these covenants.
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
As of September 30, 2023, we had approximately $76 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of September 30, 2023, we had approximately $48 million in operating lease obligations with lease payments extending through 2029.
See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of September 30, 2023.
Cash Flows
The following table summarizes our cash flow data for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$106,603	$97,289
Net cash used in investing activities	$(61,915)	$(257,905)
Net cash used in financing activities	$(83,234)	$(70,277)
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
Net cash provided by operating activities was $106.6 million for the nine months ended September 30, 2023, compared to $97.3 million for the nine months ended September 30, 2022. In the nine months ended September 30, 2023, operating cash flows were favorably impacted from changes in the timing of cash collections from our computer vision customers and payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period.
In addition, operating cash flows for the nine months ended September 30, 2023 were unfavorably impacted by the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows. Operating cash flows for the nine months ended September 30, 2022 were unfavorably impacted by several large accounts payables and accrued expense items from 2021 that were paid in 2022.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2023 was $61.9 million, consisting primarily of (i) $53.7 million used in the acquisition of Giphy, net of cash acquired, (ii) capital expenditures of $34.7 million for internal-use software and website development costs and purchases of software and equipment, and (iii) $9.7 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by (i) $34.7 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the nine months ended September 30, 2022 was $257.9 million, consisting primarily of (i) $211.8 million used in the acquisitions of Pond5 and Splash News, net of cash acquired, (ii) capital expenditures of $32.9 million for internal-use software and website development costs and purchases of software and equipment, and (iii) $11.2 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the nine months ended September 30, 2023 was $83.2 million, consisting of (i) $50.0 million used for the repayment of our Credit Facility; (ii) $29.0 million, related to the payment of the quarterly cash dividend, (iii) $19.0 million used in connection with the repurchase of common stock under our 2023 Share Repurchase Program and (iv) $15.2 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by $30.0 million proceeds received from our Credit Facility.
Cash used in financing activities in the nine months ended September 30, 2022 was $70.3 million, consisting of (i) $73.5 million in connection with the repurchase of common stock under our share repurchase program; (ii) $26.0 million related to the payment of the quarterly cash dividend; and (iii) $22.0 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by $50.0 million proceeds received from our Credit Facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-GAAP Financial Measures (in thousands):
Adjusted EBITDA	$64,690	$56,033	$194,509	$159,769
Adjusted net income	$45,549	$36,166	$131,741	$103,622
Free cash flow	$12,651	$21,398	$96,870	$53,176
Revenue growth on a constant currency basis	12%	10%	7%	11%

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
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the three and nine months ended September 30, 2023, the Company also incurred $6.5 million and $7.0 million, respectively, of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and are not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.

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
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$28,419	$23,040	$111,275	$69,057
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	21,271	18,259	59,373	49,834
Non-cash equity-based compensation	13,003	9,088	36,589	23,958
Bargain purchase gain	(9,864)	—	(51,804)	—
Giphy Retention Compensation Expense - non-recurring	8,198	—	25,389	—
Other adjustments, net(1)	4,469	1,547	4,554	3,449
(Benefit) / Provision for income taxes	(806)	4,099	9,133	13,471
Adjusted EBITDA	$64,690	$56,033	$194,509	$159,769
Adjusted EBITDA margin	27.7%	27.5%	29.6%	26.2%
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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)

Net income	$28,419	$23,040	$111,275	$69,057
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	13,003	9,088	36,589	23,958
Tax effect of non-cash equity-based compensation(1)	(3,056)	(2,135)	(8,599)	(5,629)
Acquisition-related amortization expense	9,052	8,069	25,580	21,224
Tax effect of acquisition-related amortization expense(1)	(2,127)	(1,896)	(6,011)	(4,988)
Bargain purchase gain	(9,864)	—	(51,804)	—
Giphy Retention Compensation Expense - non-recurring	8,198	—	25,389	—
Tax effect of Giphy Retention Compensation Expense - non-recurring	(1,927)	—	(5,967)	—
Other	4,969	—	6,825	—
Tax effect of other(1)	(1,118)	—	(1,536)	—
Adjusted net income	$45,549	$36,166	$131,741	$103,622

Net income per diluted share	$0.79	$0.64	$3.06	$1.88
Adjusted net income per diluted common share	$1.26	$1.00	$3.62	$2.82

Weighted average diluted shares	36,081	36,269	36,352	36,681
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Reported revenue (in thousands)	$233,248	$204,096	$657,368	$610,100
Revenue growth	14%	5%	8%	7%
Revenue growth on a constant currency basis	12%	10%	7%	11%

E-commerce reported revenue (in thousands)	$106,037	$124,594	$337,694	$379,052
E-commerce revenue growth	(15)%	2%	(11)%	5%
E-commerce revenue growth on a constant currency basis	(16)%	6%	(11)%	8%

Enterprise reported revenue (in thousands)	$127,211	$79,502	$319,674	$231,048
Enterprise revenue growth	60%	9%	38%	12%
Enterprise revenue growth on a constant currency basis	57%	15%	38%	16%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures, content acquisition and cash received related to Giphy Retention Compensation in connection with the acquisition of Giphy.
The following is a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net cash provided by operating activities	$10,014	$37,715	$106,603	$97,289
Capital expenditures	(11,845)	(12,125)	(34,715)	(32,922)
Content acquisitions	(4,473)	(4,192)	(9,725)	(11,191)
Cash received related to Giphy Retention Compensation	18,955	—	34,707	—
Free Cash Flow	$12,651	$21,398	$96,870	$53,176

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 29% and 33% for the nine months ended September 30, 2023 and 2022, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the nine months ended September 30, 2023, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$33,186	€29,985	$33,993	€32,868	$104,563	€95,986	$111,635	€102,626
British pounds	14,306	£11,321	14,606	£12,140	42,704	£34,061	42,826	£33,654
All other non-U.S. currencies(1)	13,011		14,788		41,382		44,069
Total foreign currency	60,503		63,387		188,649		198,530

U.S. dollar	172,745		140,709		468,719		411,570
Total revenue	$233,248		$204,096		$657,368		$610,100
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
Amounts borrowed under our Credit Facility accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on our consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on our consolidated leverage ratio. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of September 30, 2023.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2023, there were no material changes to these risk factors as described in our 2022 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
(c)

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2023	—	$—	—
August 1 - 31, 2023	350,988	42.75	15,003,449
September 1 - 30, 2023	—	—	—
	350,988	$42.75	15,003,449	$80,995,785
_______________________________________________________________________________
(1)We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by our Board of Directors. In June 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. As of September 30, 2023, $81.0 million remained available for purchase under this authorization.

Item 5.    Other Information.
(c) Insider Trading Arrangements

In August 2023, John Caine, our Chief Product and Digital Officer, entered into a prearranged stock trading plan. Mr. Caine's plan includes the potential sale of up to 8,600 shares of our common stock in February 2024. The shares of common stock that may be sold pursuant to Mr. Caine’s plan, are shares to be issued upon the vesting of restricted stock units and include shares that will be automatically sold to cover mandatory tax withholding obligations.
Mr. Caine’s trading plan was entered into during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider transactions.

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

SHUTTERSTOCK, INC.

Dated: October 31, 2023	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: October 31, 2023	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)