Form 10-K
period 2023-12-31
Shutterstock, Inc.
filed 2024-02-26
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates was $1,203,063,393, based on the last reported sale price of the registrant’s common stock on that date.
On February 21, 2024, 35,544,416 shares of the registrant’s common stock were outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Form 10-K
For the Fiscal Year Ended December 31, 2023

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
        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Giphy,” “Shutterstock Studios,” “Shutterstock Editor,” “Shutterstock.AI,” and “Creative Flow” and their associated logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.    Business.
Overview
Shutterstock, Inc. (referred to herein as the “Company”, “we,” “our,” and “us”) is a leading global creative platform connecting brands and businesses to high quality content.
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
Digital content licensed to our customers for their creative needs includes images, footage, music, and 3D models (our “Content” offering). Our Content revenues represent the majority of the Company’s business and are supported by our searchable creative platform and driven by our large contributor network.
In addition, our customers have needs that are beyond traditional content license products and services. These include (i) licenses to metadata associated with our images, footage, music tracks and 3D models through our data offering, (ii) distribution and advertising services from our Giphy business, which consists of GIFs (graphics interchange format visuals) that serve as a critical ingredient in text- and message- based conversations and in contextual advertising settings, (iii) specialized solutions for high-quality content matched with production tools and services through Shutterstock Studios and (iv) other tailored white-glove services (collectively, our “Data, Distribution, and Services” offerings).
Our Content and Data, Distribution, and Services offering revenues are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Content	$737,264	$789,306	$757,470
Data, Distribution, and Services	137,323	38,520	15,945
Total Revenue	$874,587	$827,826	$773,415

Our Content Offering:
Our Content offering includes licenses for:
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
•3 Dimensional (“3D”) Models - consisting of 3D models available in a variety of formats, used in a variety of industries such as advertising, media and video production, gaming, retail, education, design and architecture.
•Generative AI Content - consisting of images generated from algorithms trained with high-quality, ethically sourced content. Customers can generate images by entering a description of their desired content into model prompts.
Our Content is distributed to customers under the following brands: Shutterstock; Pond5; TurboSquid; PicMonkey; PremiumBeat; Splash News; Bigstock; and Offset. Shutterstock, our flagship brand, includes various content types such as image, footage, music and editorial.
Pond5 is a video-first content marketplace which expands the Company’s content offerings across footage, image and music. TurboSquid operates a marketplace that offers more than one million 3D models and a 2 dimensional (“2D”) marketplace derived from 3D objects. PicMonkey is a leading online graphic design and image editing platform. PremiumBeat offers exclusive high-quality music tracks and provides producers, filmmakers and marketers the ability to search handpicked production music from the world’s leading composers. Splash News provides editorial image and video content across celebrity and red carpet events. Bigstock maintains a separate content library tailored for creators seeking to incorporate cost-effective imagery into their projects. Our Offset brand provides authentic and exceptional content for high-impact use cases that require extraordinary images, featuring work from top assignment photographers and illustrators from around the world.
For customers seeking specialized solutions, Shutterstock Studios extends our offerings by providing custom, high-quality content matched with production tools and services at scale, leveraging assets from all brands or creating new assets as required.
In 2023, we launched our AI image creator and Creative AI-powered editing tool which gives our customers the ability to modify and transform any image. The Creative AI editing suite will empower our customers to leverage signature editing capabilities to unlock transformative possibilities in content creation and ideation.
Signature capabilities include:
•Magic Brush - modifies an image by brushing over the areas customers would like to change and simply describing what customers want to add, replace or erase.
•Variations - generates alternate options of any stock or AI-generated image.
•Expand Image - broadens the view of any image, as easily as if zooming out through a camera lens, to see more of the scene behind the central image.
•Smart Resize - automatically changes the shape of an image to match the dimensions needed.
•Background Remover - removes or replaces the background with any scene when the subject of an image is perfect, but the background is not.

Our Data, Distribution, and Services Offering:
Our Data, Distribution, and Services offering address customer demand for products and services that are beyond our Content licenses. These products and services include, among other things, the use of our metadata, leveraging our Giphy, Inc. platform, and customized Shutterstock Studios offerings.
We have seen increased demand for access to our metadata for machine learning and generative artificial intelligence model training. We offer ethically sourced and licenseable metadata at industry leading scales and quality. Our metadata customer base ranges from large technology and media companies to smaller start-up organizations.
In 2023, we completed our acquisition of Giphy, Inc. (“Giphy”). Giphy is a content platform that allows users to personalize casual conversations with GIFs, and generates billions of monthly impressions through over 14,000 API partners. We believe customers in all industries will look to use Giphy in marketing campaigns as another advertising outlet.
Our Data, Distribution, and Services offering also includes high-quality production and custom content at scale provided by Shutterstock Studios (“Studios”). Studios is a cost-effective solution for brands and agencies looking to meet their content needs and create fresh dynamic digital assets. Customers can bring an idea, and our Studios team will provide a 360-degree content creation solution. We offer a whole spectrum of services at pre-production, production, live production and post-production stages.
Our Marketplace:
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
An important driver to grow Content revenue is customer acquisition, which we achieve primarily through marketing efforts and directly through our sales force. Marketing includes search engine optimization, paid search, online display advertising, trade shows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. This spend considers, among other things, the blended average customer value across our various purchase options so we can manage customer acquisition costs and aim to achieve targeted returns.
We believe that another important driver of Content revenue growth is the quality of the user experience we provide on our websites, especially the efficiency and speed with which our search interfaces and algorithms help customers find and download the content that they need, the degree to which our websites have been localized for our global user base, the degree to which we make use of the large quantity of data we collect about image, footage and music and search patterns, and the security of user information on our platform. To this end, we have invested in product development and cloud-based hosting infrastructure, and we intend to continue to invest in these areas, to the extent that we can improve the customer experience and increase the efficiency with which we deploy new products and features.
Our Customers
We serve a diverse array of customers across a variety of industries, organizational sizes and geographies. For the year ended December 31, 2023, over 2.0 million customers in more than 150 countries licensed revenue-generating content, with approximately 49%, 26% and 25% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Our top 25 customers in the aggregate accounted for less than 20% of our revenue in 2023. Our customers are typically classified among three categories, as follows:
•Corporate Professionals and Organizations.    Marketing and communications professionals incorporate licensed content in the work they produce for their organizational or clients’ business communications. Whether providing graphic design, web design, interactive design, advertising, public relations, communications or marketing materials, these professional users and teams support organizations of various sizes including the largest global agencies, large not-for-profit organizations and Fortune 500 companies. These customers may also utilize our content library, through our data offering, to train their AI models.
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
Customers generally engage with us through the following sales channels:

•Digital: The majority of our customers access and/or license content directly through our self-service digital properties. Customers have the flexibility to purchase a subscription-based plan that is paid on either a monthly or annual basis, or to license content on a transactional basis via these properties. Customers who engage and buy exclusively via self-serve digital properties generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. Customers are also able to access content they have purchased through a live interaction or as part of a large global business license option via our self-serve digital properties.
•Live Sales, Services and Client Management: We also have a base of customers with unique content, licensing, workflow and service needs. These customers benefit from communication with our dedicated sales and service teams, which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available via self-serve environments. Access to additional solutions are also made available through our sales and client management teams. Some of these additional solutions include: (i) Shutterstock Editorial, which includes our library of editorial images and videos; (ii) Shutterstock Studios, our offering which provides custom, high-quality content matched with production tools and services at scale; (iii) our data offering which provides metadata associated with our content collection, used to train AI models; and (iv) distribution and advertising revenue generated from our Giphy assets.
As the use cases for our creative solutions expand, we believe our customers are seeking alternative means to consume our offerings. As a result, we have seen demand for our monthly subscription products. These monthly subscriptions provide for a fixed number of content licenses that may be used to download content during the period. Our subscription-based pricing model makes the creative process easier because customers can download content in our collection for use in their creative process without incremental costs, which provides greater creative freedom and helps improve work product. In addition, customers may also purchase licenses through other contractual plans where the customer commits to buy a predetermined quantity of content licenses that may be downloaded over a period of time, generally between one month to one year. For users who need less content, individual content licenses may also be purchased on a transactional basis, paid for at the time of download.
Content Contributors and Content Review Process
Our collection of content is provided by a community of contributors from around the world and is vetted through our proprietary technology and by a specialized team of reviewers to ensure that it meets our standards of quality and licensability. Whether photographers, videographers, illustrators, designers or musicians, our community of contributors ranges from part-time enthusiasts to full-time professionals. The content contributed by our five highest-earning contributors was together responsible for less than 2% of downloads in 2023, demonstrating the depth and diversity of our contributor population.
The breadth and quality of our content offerings are critical to our success, and we have created an easy-to-use online and mobile account creation process, where we enable contributors to create an account, become verified, submit content, and once approved for submission, upload content onto our platform for licensing. Our contributor website operates in 29 languages and contributors can register and upload content directly through our website or within our mobile application.
We use proprietary AI driven technology along with a trained team of reviewers to complete a comprehensive evaluation of all content submissions. Our content review process is highly efficient, and our content review team generally evaluates and processes images and footage to make them available for license on our sites, while working to continually improve our process to reduce review time.
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
Content accepted into our collection is added to our web properties where it is available for search, selection, license and download. Content accepted is also made available for delivery to our data offering partners for machine learning purposes. Contributors of content typically earn a royalty each time their work is licensed. Contributors earn royalties based on a tiered earnings rate schedule that is tied to annual licensing volume. The earnings tier of the contributor at the time of licensing, as well as the purchase option under which the content was licensed, are used to calculate the royalty earnings for each licensing event. Contributors may choose to remove their content from our collection, subject to the terms of service that govern our contributor relationships.
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
We also develop and continuously invest in contributor-facing web properties, which operate in 29 languages and enable individuals and creative professionals to become contributors, upload and tag content, receive feedback on their submissions from our review team, see reports on earnings and payouts, and participate in online discussion forums with other contributors, among other activities. We have also developed proprietary tools to enable our contributors to improve their success on our web properties, including our keyword trends tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time, which, in turn, allows contributors to anticipate demand and generate content that customers may want to license. Our contributor-facing web properties are powered by proprietary technology which supports a content review system that allows our review team to efficiently and effectively review content submissions. Our combination of proprietary technology and large-scale datasets allows us to deliver value to our users and enhances their experience on our platform, which drives growth on our marketplace.
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
Marketing
An important driver of our growth is customer acquisition, which we achieve primarily through online and offline marketing efforts and directly through our sales force. Marketing includes search engine optimization, paid search, online display advertising, trade shows, email marketing, direct mail, affiliate marketing, public relations, social media and partnerships. Over the past several years, our investments in marketing have represented a significant percentage of revenue. This spend considers, among other things, the blended average customer value across our various purchase options so we can manage customer acquisition costs and aim to achieve targeted returns.
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
We own a portfolio of trademarks, including “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Giphy,” “Shutterstock Studios,” “Shutterstock Editor,” “Shutterstock.AI” and “Creative Flow” their associated logos. We will pursue additional trademark registrations to the extent that we create any additional material and registrable trademarks or logos. We are the registered owner of a variety of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com, rexfeatures.com, turbosquid.com, picmonkey.com, pond5.com and splashnews.com internet domain names and various other related domain names. We have successfully recovered infringing domain names in the past and intend to continue to enforce our rights in the future. We also own copyrights, including certain content on our web properties, publications and designs, as well as patents, including with respect to our display systems and search capabilities. These intellectual property rights are important to our business and marketing efforts. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. With respect to our trademarks, trade names and patents, laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be canceled or invalidated if challenged by others based on certain use requirements or other limited grounds. We believe the duration of our patents is adequate, relative to the expected lives of our products.
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
•The Digital Services Act, which governs the operation of online services in the European Union.

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
In particular, we are subject to U.S. federal and state, and foreign laws regarding privacy and data protection as well as foreign, federal and state regulation. Foreign data protection, privacy, content regulation, consumer protection, and other laws and regulations can be more restrictive than those in the United States and often have extraterritorial application, and the interpretation and application of these laws are continuously evolving, still uncertain and remain in flux. For example, the GDPR, which took effect on May 25, 2018, includes more stringent operational requirements for entities using, processing, and transferring personal information and significant penalties for non-compliance. Several other foreign jurisdictions, such as Brazil and India, have adopted, are considering adopting, or have updated comprehensive privacy legislation to offer additional data privacy protections for individuals. In the U.S., data protection legislation is also becoming increasingly common at both the federal and state level. There are a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning privacy, security, content regulation, data protection and other consumer issues that could affect us. For example, the State of California has enacted the CCPA, which became effective in January 2020 and was extended by the California Privacy Rights Act (“CPRA”) effective January 2023. The CCPA and CPRA, among other things, requires companies that collect personal information about California residents to make disclosures to those residents about data collection, use and sharing practices, allows residents, amongst other rights, to opt out of certain data sharing with third parties and provides a private right of action for data breaches. Thirteen other states have passed comprehensive data privacy laws, which are in effect today or taking effect by 2026.
In addition, from a taxation perspective, there are applicable and potential government regulatory matters that may impact us. In particular, certain provisions of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) have had and will continue to have a significant impact on our financial position and results of operations. The TCJA continues to be subject to further regulatory interpretation and technical corrections by the U.S. Treasury Department and the I.R.S. and therefore, the full impact of the TCJA on our tax provision may continue to evolve. Further, we continue to remain subject to uncertainty related to foreign jurisdictions’ potential reactions to the TCJA, as well as evolving regulatory views and legislation regarding taxation of e-commerce businesses such as the Organization for Economic Cooperation and Development (“OECD”) Base Erosion and Profit Shifting (“BEPS”) proposals, specifically the adoption of Pillar Two (relating to the Global Anti-Base Erosion Model Rules) and BEPS Action II (relating to hybrid mismatch arrangements) and its ancillary impacts to other areas of TCJA related laws and regulations as well as any other country specific digital tax initiatives. As these and other tax laws and related regulations continue to evolve, our financial results could prospectively be materially impacted.
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
•providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing and Warner/Chappell Music;
•websites focused on providing creative workflow tools such as Adobe, Canva, Picsart and Bending Spoons;
•websites focused on image search and discovery such as Google Images;
•providers of free images, photography, music, footage and related tools;
•social networking and social media services, including GIF platforms such as Alphabet’s Tenor; and
•commissioned photographers and photography agencies.
In addition, we compete with the alternative of creating one’s own content or choosing not to consume licensed content due to price considerations or because the user is not aware of how to access licensed content.
Human Capital
The Company and its consolidated subsidiaries have 1,274 full-time employees as of December 31, 2023, as compared to 1,328 as of December 31, 2022. Approximately 63% of our global workforce is located in North America and 32% are located in Europe with the remainder located in the rest of the world. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Italy, Canada, France and Brazil, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and / or termination requirements. We consider our employee relations to be satisfactory. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists and other technical staff.
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
Seasonality
Our operating results may fluctuate from quarter to quarter as a result of a variety of factors. Our quarterly and annual results may reflect the effects of intra-period trends in customer behavior. For example, we expect that certain customers’ usage may decrease at times during the third quarter of each calendar year due to the summer vacation season and may increase at times during the fourth quarter of each calendar year as demand is generally higher to support marketing campaigns in advance of the fourth quarter holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth trajectory may have overshadowed these effects to date. Additionally, because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues have historically been less volatile than if we had no subscription-based customers. Finally, our Data, Distribution,and Services results will fluctuate from quarter to quarter based on the satisfaction of certain agreed to milestones with our customers

In addition, expenditures on content by customers tend to be discretionary in nature, reflecting overall economic conditions, the economic prospects of specific industries, budgeting constraints, buying patterns and a variety of other factors, many of which are outside our control. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indicators of our future operating performance.

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
•We collect, store, process, transmit and use personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection in many jurisdictions. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business and subject us to regulatory scrutiny.
•Cybersecurity breaches and improper access to or disclosure of data or confidential information we maintain, or hacking or phishing attacks on our systems, could expose us to liability, protracted and costly litigation, disrupt our business, and damage our reputation.
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
•Jonathan Oringer, our founder and Executive Chairman of the Board, owns and controls approximately 31% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
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
Maintaining and promoting awareness of our platform and services is important to our ability to attract and retain customers. We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers. For example, in 2023, 2022 and 2021 our marketing expenses were approximately $93.1 million, $97.2 million and $112.9 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search engine portals. Our primary marketing efforts currently are search engine marketing (“SEM”), search engine optimization (“SEO”), affiliate marketing and display advertising, as well as, social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.
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
Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, footage represents significantly more data as compared to a still image, and if the proportion of our business related to footage licensing and our footage library continues to grow, we will need to expand and enhance our technological capabilities to ingest, store and search footage and music tracks in ways that are similar to our management of images. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow website or application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure supporting our customer and contributor facing web properties and software platforms and to evolve our information processes and computer systems to more efficiently run our business and remain competitive. For example, in 2023, 2022 and 2021 our product and development costs (which exclude costs that are capitalized related to internal-use software development projects), were approximately $96.2 million, $65.4 million and $52.0 million, respectively, and may continue to increase in the future as we continue to innovate. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be harmed.
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
Our Content and Data, Distribution, and Services enterprise customers have unique content, licensing and workflow needs and we have a dedicated sales, service and research team to provide a number of enhancements to those customers’ creative workflows including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform. We have been optimizing our sales team and refining the manner in which our products and services are sold through this channel. However, we are continuing to build our sales leadership team and sales strategy. We also periodically adjust our sales organization as part of our efforts to optimize our sales operation to grow revenue.
We continue to be substantially dependent on our sales force to effectively obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of qualified sales personnel to support our growth. Our growth creates additional challenges and risks with respect to attracting, integrating and retaining qualified employees, particularly sales leadership and sales personnel. In addition, we expect that, if we continue to grow, a large percentage of our sales force at any time will be new to the company and our offerings. New hires require significant training and may take a significant amount of time before they achieve full productivity. Further, as we develop and evolve our sales and go-to-market strategies, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business.
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
In the last several years, we have continued to experience revenue growth and may continue to experience such growth in the future. For example, our revenues increased from $773.4 million in 2021 to $827.8 million in 2022 and to $874.6 million in 2023. Our continued growth has placed significant demands on our management and our administrative, operational and financial infrastructure and our success will depend in part on our ability to manage this growth efficiently. Specifically, as our operations have grown in size, scope and complexity, we have made and expect to continue to make significant expenditures and allocate valuable management resources to improve and upgrade our technology, customer service, sales and marketing infrastructure and product offerings, including new product offerings, and to continue developing or acquiring new and relevant content and product offerings. Growth may also strain our ability to maintain reliable operation of our platform, enhance our operational, financial and management controls and reporting systems and recruit, train and retain highly skilled personnel. If we fail to effectively allocate our limited resources within our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition may suffer.
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
A portion of our enterprise customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. Further, in certain jurisdictions, we contract with third-party resellers that may collect payment from customers and remit such payment to us. Therefore, we are subject to the third-party resellers’ ability to collect and remit payment to us. We evaluate the credit-worthiness of new customers and resellers and perform ongoing financial condition evaluations of our existing customers and resellers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2023, our allowance for doubtful accounts was $6.3 million. If the volume of sales to enterprise customers grows, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms or through resellers.
We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our financial condition and results of operations.
We accept payments using a variety of methods, including credit cards and debit cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies became unwilling or unable to provide these services to us, including if they were to suffer a cyberattack or security incident. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, and data security standards, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain cardholders’ signatures. We do not currently carry insurance against this risk. Although we have historically experienced minimal impact to our financial statements from credit card fraud, we may experience expense as a result of our failure to adequately control fraudulent credit.

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

As of December 31, 2023, we had $30.0 million in aggregate principal amount of total debt. Additionally, our revolving credit facility has remaining borrowing capacity of $67.0 million, net of standby letters of credit, as of December 31, 2023. Our overall leverage and the terms of our financing arrangements could:
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
The satisfactory performance, reliability and availability of our web properties and our network infrastructure are critical to our reputation, our ability to attract and retain customers and contributors to our platform and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We have in the past experienced, and may in the future experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, malware (including viruses and malicious software), telecommunication and other network failures, power failures, programming errors, undetected bugs, design faults, data corruption, denial-of-service attacks, poor scalability or network overload from an overwhelming number of visitors trying to reach our websites at the same time. Even a disruption as brief as a few minutes could have a negative impact on our marketplace activities and could result in a loss of revenue. To date we have not had any material disruptions.
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
We currently provide content licensing to customers in more than 150 countries and license content from contributors located in over 100 countries. In connection with providing content licensing, we collect, store, process and use our customers’ and contributors’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. We also collect, store, process, transmit and use our employees’ personally identifiable information and other data in connection with their employment. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to or misuse this information. There have been a number of reported incidents where third-party service providers or partners have used software to access the personal data of their customers’ or partners’ customers for marketing and other purposes. Our privacy policies and practices prohibit such activities, but our third-party service providers or partners may nevertheless engage in such activity without our knowledge or consent. If we or our third-party service providers or partners were to experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without authorization, our brand and reputation could be adversely affected, use of our products could decrease, we could experience business interruption and we could be exposed to a risk of loss, litigation and regulatory proceedings. Depending on the nature of the information compromised in a cybersecurity incident, data breach or disruption or unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, we may also have obligations to notify customers, contributors, employees or governmental bodies about the incident and we may need to provide some form of mitigation and relief for the individuals affected. In addition, ongoing rulemaking and the potential for changes to cybersecurity disclosure rules may subject us to enhanced or uncertain requirements. Complying with these obligations could cause us to incur substantial costs, including compliance, crisis management and remediation costs, and receive negative publicity. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access or failure of systems.

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
To fill the gap left by the invalidation of the Privacy Shield, the U.S. and EU agreed on a legal framework in October 2022 for transferring personal information from the EU to the U.S. (“EU-U.S. Data Privacy Framework”). In July 2023, the European Commission issued an adequacy decision on the EU-U.S. Data Privacy Framework which replaced the Privacy Shield. An entity seeking to transfer personal information under the EU-U.S. Data Privacy Framework must first self-certify to the U.S. Department of Commerce that it complies with the EU-U.S. Data Privacy Framework Principles. The protections afford transfers of personal information under the EU-U.S. Data Privacy Framework was also extended to transfers between the U.S. and U.K. in October 2023.
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
Several other foreign jurisdictions have adopted or are considering adopting new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals. For example, in Brazil, the General Data Privacy Law, which was signed into law in August 2018 and was subject to enforcement beginning in August 2021, imposes detailed rules for the collection, use, processing and storage of personal data. Similarly, on August 9, 2023, India passed a data protection law that will establish how entities can handle personal data and the rights individuals have over their personal data. Further, data privacy laws have been enacted in a number of jurisdictions, including, but not limited to, the European Union, Illinois and California, which regulate the collection of certain biometric data regarding individuals, including their facial images, and the use of such data, including in facial recognition systems. Private and class plaintiffs have successfully asserted claims in settled litigation relating to the processing and storage of photographs under biometric privacy laws. Similar laws have also been introduced in several additional states. We have entered into certain contractual agreements that may implicate or make use of such technology. Such laws may have the effect of adversely impacting our ability to grow our business in that area. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the CCPA, which came into effect on January 1, 2020. The CCPA requires, among other things, companies that collect personal information about California residents to make new disclosures to those residents about their data collection, use and sharing practices, allows residents to exercise certain rights regarding their personal information (including the right to opt out of certain data sharing with third parties), and provides a private right of action for data breaches. In addition, the California Privacy Rights Act (“CPRA”), which came into effect on January 1, 2023

(with a look back to January 2022), amends and expands the CCPA to add additional disclosure obligations (including an obligation to disclose retention periods or criteria for categories of personal information), grant consumers additional rights (including rights to correct their data, limit the use and disclosure of sensitive personal information, and opt out of the sharing of personal information for certain targeted behavioral advertising purposes), and establishes a privacy enforcement agency known as the California Privacy Protection Agency (“CPPA”). The CPPA will serve as California’s chief privacy regulator, which will likely result in greater regulatory activity and enforcement in the privacy area. Additional comprehensive data privacy laws have become effective in Colorado, Utah, Virginia and Connecticut, and in 2024, data privacy laws in Florida, Oregon, Montana and Texas will take effect creating an evolving climate for data privacy compliance obligations and risks. Five other states (Delaware, Iowa, New Jersey, Tennessee and Indiana) have similar comprehensive data privacy laws set to become effective by 2026. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The scope and interpretation of data privacy and cybersecurity regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely in the near future within the U.S. at both state and federal levels. The burdens imposed by the CCPA, the CPRA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial costs in order to investigate, comply and defend against potential private class-action litigation.
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
Cybersecurity breaches and improper access to or disclosure of data or confidential information we maintain, or hacking or phishing attacks on our systems, could expose us to liability, protracted and costly litigation, business interruption, and damage our reputation.
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
We regard our patents, trade secrets, trademarks, copyrights and our other intellectual property rights as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and non-disclosure agreements and other contractual restrictions to protect our proprietary rights. We have registered “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Shutterstock Studios,” “Shutterstock Editor,” “Shutterstock.AI” and “Creative Flow,” and associated logos and other marks as trademarks in the United States and other jurisdictions and we are the registered owner of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com, rexfeatures.com, turbosquid.com, picmonkey.com, pond5.com, splashnews.com and giphy.com internet domain names and various other related domain names. Effective intellectual property protection for our trademarks and domain names may not be available or practical in every country in which we operate or intend to operate.
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
Our third-party service providers, including cloud service providers could be disrupted by fire, flood, power loss, telecommunications failure, earthquakes, pandemics, acts of war or terrorism, acts of God, malware (including viruses and malicious software), physical or electronic break-ins and other similar events or disruptions. Our principal executive offices are located in New York City, a region that has experienced acts of terrorism in the past. Any one of these events could cause system interruption, delays and loss of critical data and could prevent our websites, e-commerce platform and infrastructure from functioning effectively, if at all. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages. Any insufficiency in our redundancy or disaster recovery capabilities could make our products and service offerings less attractive, subject us to liability and could be harmful to our business. In addition, we may have inadequate insurance coverage to compensate for any related loss. Any of these events could damage our reputation and cause a material adverse effect on our financial condition.
Risks Related to our International Operations
Our international operations and our continued expansion internationally expose us to many risks.
Revenues derived from customers outside of the United States comprise a significant portion of our revenues and we seek to expand our international operations to attract customers and contributors in countries other than the United States as a critical element of our business strategy. For each of the years ended December 31, 2023, 2022 and 2021, approximately 54%, 60% and 66%, respectively, of our revenue was derived from customers located outside of the United States. Our ability to expand our business and attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we fail to deploy, manage or oversee our international operations successfully, our business may suffer.
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
As of December 31, 2023, we had operations based in a number of territories outside of the United States and a significant portion of our business may be transacted in currencies other than the U.S. dollar, including the euro, the British pound, the Australian dollar and the Japanese yen. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro, British pound, Australian dollar, Japanese yen and other currencies against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances.
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
Fiscal authorities in many foreign jurisdictions have increased their scrutiny of the potential taxation of e-commerce businesses. The OECD, with the support of the G20, initiated the BEPS project in July 2013 in response to concerns that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. In November 2015, “final reports” were approved for adoption by the G20 finance ministers. The final reports provide the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, hybrid mismatch arrangements, the erosion of the tax base through interest deductions on intercompany debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction). Legislation to adopt and implement these standards has been enacted or is currently under consideration in a number of jurisdictions.

In May 2019, the OECD published a “Programme of Work,” divided into two pillars, which is designed to address the tax challenges created by an increasing digitalized economy. Pillar One would require the largest and most profitable multinational enterprises to allocate a portion of their profits to markets where they derive revenue, regardless of whether they maintain a physical presence in those markets. Initially, the profit allocation rule would apply only to multinational enterprises with more than €20 billion in global annual revenues and a profit margin above 10%. The revenue threshold is expected to be reduced to €10 billion beginning seven years after the effective date of Pillar One.
Participating countries are expected to implement Pillar One by entering into a multilateral convention. Since various jurisdictions have already enacted or are considering enacting digital services taxes, which could lead to inconsistent and potentially overlapping tax regimes as a result of the profit allocation rule under Pillar One, the multilateral convention would require the removal of existing digital services taxes and prohibit the introduction of new digital services taxes. Until the convention is adopted, however, countries that had previously enacted a digital services tax, may continue to impose their tax. The continued imposition of digital services taxes may have a material effect on our financial condition and results of operations.
Pillar Two would subject multinational enterprises with annual revenue of more than €750 million to a global minimum income tax at a rate of 15%. Based on current U.S. income tax law, disparities exist between the U.S. minimum income tax under the global intangible low-taxed income (“GILTI”) rules and the proposed Pillar Two framework. To assist in the implementation of Pillar Two, the OECD published the Global Anti-Base Erosion Model Rules, a detailed model legislation in December 2021, and related commentary in March 2022. The OECD has released additional administrative guidance on the global minimum income tax in February, July and December of 2023. Under the European Union’s minimum tax directive, unanimously agreed by the member states in 2022, each member state is required to adopt domestic legislation implementing the minimum tax rules effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” to take effect for periods beginning on or after December 31, 2024. Legislatures in multiple countries outside of the European Union have also drafted and/or enacted legislation to implement the OECD’s minimum income tax proposal. Given the OECD’s continued release of guidance regarding Pillar Two, that only certain jurisdictions have currently enacted laws to give effect to Pillar Two, and that jurisdictions may interpret such laws in different manners, the overall implementation of Pillar Two (and in particular, the adoption of the “under-taxed profit rule” by certain countries in which we and our affiliates do business) remain uncertain and subject to change, possibly on a retroactive basis, and could increase our global effective tax rate and have a material effect on our financial position and results of operations.
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
We continue to evaluate the impact, if any, of the imposition of sales tax on customer demand for our products and results of operations. Recent legislation has, and will continue to, significantly increase the effort, resources and costs associated with the collection and compliance burden for sales tax.
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
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since 2015, the reported high and low sales prices per share of our common stock have ranged from $25.44 to $128.36 through February 21, 2024. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price at which they purchased such shares.
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

Jonathan Oringer, our founder and Executive Chairman of the Board, owns and controls approximately 31% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors and transactions that are otherwise favorable to our stockholders.
As of February 21, 2024, Jonathan Oringer, our founder, Executive Chairman of the Board, and our largest stockholder, beneficially owned approximately 31% of our outstanding shares of common stock. This concentration of ownership may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Mr. Oringer, regardless of the impact of such transaction on our other stockholders. Additionally, Mr. Oringer has significant influence over management and major strategic investments as a result of his position as Executive Chairman of the Board.
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
Pursuant to our share repurchase program which was publicly announced in June 2023, we were authorized to repurchase up to $100 million of our outstanding common stock. As of December 31, 2023, there was $71.8 million remaining authorization for purchases under the share repurchase program. Our board may authorize additional purchases at any time. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and we are not obligated to repurchase any shares. Repurchases of our shares could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Our board has the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Additionally, repurchases under our share repurchase program have diminished and would continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. Further, under the Inflation Reduction Act of 2022, a 1% excise tax is imposed on the fair market value of certain stock repurchases at the time of such repurchases, which could increase the cost of repurchasing shares of our common stock. However, for the purposes of calculating excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. There can be no assurance that any share repurchases will enhance stockholder value, as the market price of our common stock may nevertheless decline.
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
As of February 21, 2024, we had 35,544,416 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy

We recognize the importance of assessing, identifying and managing risks from cyber security threats, and our processes to manage risks from cybersecurity threats have been integrated into our overall risk management framework.
As a foundation of this approach, we have implemented a layered governance structure, and our privacy and cybersecurity risk management systems encompass policies, practices, and procedures for incident responses, information security and vendor management. In order to help develop these policies and procedures, we monitor the privacy and cybersecurity laws, regulations and guidance applicable to us in the regions where we do business including European Union General Data Protection Regulation (GDPR), UK Data Protection Law, the Brazilian General Data Protection Law (LGPD), the California Privacy Rights Act (CPRA) and other US state privacy laws, as well as proposed privacy and cybersecurity laws, regulations, guidance and emerging risks.
We annually undergo a Payment Card Industry (PCI) compliance certification process and obtain an attestation through a Qualified Security Assessor (QSA). We have an established bug bounty program and conduct penetration testing as needed to identify vulnerabilities for remediation. With respect to third party service providers, we obligate vendors to adhere to privacy and cybersecurity measures, perform risk assessments of vendors including their ability to protect data from unauthorized access.
As described in Item 1A “Risk Factors,” our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks, as we provide content licensing to customers in more than 150 countries and license content from contributors located in over 100 countries. Computer viruses, hackers, employee or vendor misconduct, and other external hazards could expose our information systems and those of our vendors to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business including brand reputation, customer sales, legal impacts, and financial costs. While we have experienced cybersecurity incidents, to date, we have not experienced any material cybersecurity incidents.
The sophistication of cybersecurity threats, including through the use of artificial intelligence, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency such as artificial intelligence, cloud computing, and machine learning may further expose our computer systems to the risk of cybersecurity incidents.
Governance

As part of our overall risk management approach, we prioritize the identification and management of cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Our Audit Committee, comprised of independent directors from our Board, oversees the Board’s responsibilities relating to the operational (including information technology (IT) risks, business continuity and data security) risk affairs of the Company. Our Audit Committee is informed of such risks through quarterly reports from our group Chief Information Security Officer (CISO).
Our CISO, who has over 20 years of experience in cyber security and technology, oversees the implementation and compliance of our information security standards and mitigation of information security related risks. We also have management level committees and a cybersecurity incident team that support our processes to assess and manage cybersecurity risk as follows:
•Privacy is co-chaired by the CISO and Assistant General Counsel. They bring IT, cybersecurity, legal, compliance and other function cross-functional members together as needed throughout the year to consider emerging technologies, such as artificial intelligence and emerging cybersecurity and privacy risks; review cybersecurity and privacy regulations; approve, review and update policies and standards as appropriate; and promote cross-functional collaboration to manage cybersecurity and privacy risks across the enterprise.
•Our Technology Leadership Team, which includes our group Chief Technology Officer, CISO, Technology Vice Presidents, and members of executive leadership, oversees IT initiatives while considering cybersecurity risk mitigation with respect to these initiatives on a monthly cadence.
•Our Senior Leadership Team including IT, operations, risk, legal and compliance leaders across business segments, meet quarterly to manage risks from matters related to business continuity including risks posed by cybersecurity threats, and implements controls to mitigate such operational risks. Among other processes, these leaders review the Company’s programs and processes related to information security, third party risk, vendor management, facilities, unplanned downtime, business disruption, business continuity and disaster recovery.
•The Crisis Incident Management Team, which includes senior executives across the Company, is alerted as appropriate to cybersecurity incidents, natural disasters and business outages. Annually, this team assesses its communication plan to confirm that its members can be alerted quickly in the event of an actual crisis and meet as a team to discuss the event and response options.
Each of these committees provides summary reports on their activities, which the CISO communicates as appropriate to the Audit Committee.
At the employee level, we maintain an experienced information technology team who are tasked with implementing our privacy and cybersecurity program and support the CISO in carrying out reporting, security and mitigation functions. We also hold annual employee trainings on privacy and cybersecurity, records and information management, and generally seek to promote awareness of cybersecurity risk through communication and education of our employee population.

Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support, technology services and customer service under operating lease agreements that expire on various dates during the period from 2024 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased with cash.
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
Stockholders
As of February 21, 2024, there were 3 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the year ended December 31, 2023.
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
Issuer Purchases of Equity Securities
In October 2015, our board of directors approved a share repurchase program, authorizing us to repurchase up to $100 million of our common stock and in February 2017, our Board of Directors approved an increase to the share repurchase program (collectively, the “2015 and 2017 Share Repurchase Programs”), authorizing us to repurchase up to an additional $100 million of our outstanding common stock. As of December 31, 2022, we have fully utilized our authorization for repurchases under the 2015 and 2017 Share Repurchase Programs.
In June 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100 million of our common stock. During the year ended December 31, 2023, we repurchased approximately 634,500 shares of our common stock at an average per share cost of $44.45 and as of December 31, 2023, we had $71.8 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
The table below presents shares of our common stock which we acquired during the three months ended December 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2023	—	$—	—
November 1 - 30, 2023	106,787	44.96	106,787
December 1 - 31, 2023	96,381	45.66	96,381
	203,168	$45.29	203,168	$71,794,311
_______________________________________________________________________________

(1) We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by our Board of Directors. In June 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. As of December 31, 2023, $71.8 million remained available for purchase under this authorization.

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
As of December 31, 2023, in total we have repurchased approximately 4.4 million shares of our common stock under the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program at an average per-share cost of $51.74.
Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Performance Graph
The graph below matches Shutterstock, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Internet Software & Services Select index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2023.

	12/2018	12/2019	12/2020	12/2021	12/2022	12/2023

Shutterstock, Inc.	100.00	119.08	202.07	315.16	152.18	142.39
NYSE Composite	100.00	125.51	134.28	162.04	146.89	167.12
S&P Software & Services Select Industry	100.00	135.93	207.60	224.16	147.51	204.92

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved

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

Overview and Recent Developments
Shutterstock is a leading global creative platform connecting brands and businesses to high quality content.
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
Digital content licensed to our customers for their creative needs includes images, footage, music, and 3D models (our “Content” offering). Our Content revenues represent the majority of the Company’s business and are supported by our searchable creative platform and driven by our large contributor network.
In addition, our customers have needs that are beyond traditional content license products and services. These include (i) licenses to metadata associated with our images, footage, music tracks and 3D models through our data offering, (ii) distribution and advertising services from our Giphy business, which consists of GIFs (graphics interchange format visuals) that serve as a critical ingredient in text- and message- based conversations and in contextual advertising settings, (iii) specialized solutions for high-quality content matched with production tools and services through Shutterstock Studios and (iv) other tailored white-glove services (collectively, our “Data, Distribution, and Services” offerings).
The Company’s Content and Data, Distribution, and Services offering revenues are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Content	$737,264	$789,306	$757,470
Data, Distribution, and Services	137,323	38,520	15,945
Total Revenue	$874,587	$827,826	$773,415

Our Content Offering:
Our Content offering include:
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
•Generative AI Content - consisting of images generated from algorithms trained with high-quality, ethically sourced content. Customers can generate images by entering a description of their desired content into model prompts.
Our Content is distributed to customers under the following brands: Shutterstock; Pond5; TurboSquid; PicMonkey; PremiumBeat; Splash News; Bigstock; and Offset.

Shutterstock, our flagship brand, includes various content types such as image, footage, music and editorial. For customers seeking specialized solutions, Shutterstock Studios extends our offerings by providing custom, high-quality content matched with production tools and services at scale.
Pond5 is a video-first content marketplace which expands the Company’s content offerings across footage, image and music. TurboSquid operates a marketplace that offers more than one million 3D models and a 2 dimensional (“2D”) marketplace derived from 3D objects. PicMonkey is a leading online graphic design and image editing platform. PremiumBeat offers exclusive high-quality music tracks and provides producers, filmmakers and marketers the ability to search handpicked production music from the world’s leading composers. Splash News provides editorial image and video content across celebrity and red carpet events. Bigstock maintains a separate content library tailored for creators seeking to incorporate cost-effective imagery into their projects. Our Offset brand provides authentic and exceptional content for high-impact use cases that require extraordinary images, featuring work from top assignment photographers and illustrators from around the world.
Signature capabilities include:
•Magic Brush - Magically modify an image by brushing over the areas you'd like to change and simply describing what you want to add, replace or erase.
•Variations - Generate alternate options of any stock or AI-generated image.
•Expand Image - Broaden the view of any image, as easily as if zooming out through a camera lens, to see more of the scene behind the central image.
•Smart Resize - Automatically change the shape of your image to match the dimensions you need.
•Background Remover - Remove or replace the background with any scene when the subject of an image is perfect, but the background is not.
•AI Image Generator - Allows anyone to create high-quality, ethically-sourced visuals in seconds (ready for licensing and indemnifiable for commercial use) by simply describing what they are looking for.
Over 2.0 million active, paying customers contributed to our revenue in 2023. Our contributors made their images, footage and music tracks available in our collection, which has grown to 771 million images and 54 million footage clips as of December 31, 2023. This makes our collection of content one of the largest of its kind, and we delivered 153.0 million paid downloads to our customers across all of our brands during the year ended December 31, 2023.
Contributors of Content typically earn a royalty each time their work is licensed. Content contributors generally earn royalties based on our published earnings schedule that is based on annual licensing volume, which determines the contributor’s earnings tier and the purchase option under which the content was licensed. Royalties represent the largest component of our operating expenses, are reported within cost of revenue, tend to fluctuate proportionately with revenue and paid downloads and may be impacted by the mix of products sold.
As the use cases for our creative solutions expand, we believe our customers are seeking alternative means to consume our offerings. As a result, we have seen demand for our monthly subscription products. Our monthly subscriptions provide for either a fixed number of content licenses or credits that may be used to download content during the period. Our subscription-based pricing model makes the creative process easier because customers can download content in our collection for use in their creative process without incremental costs, which provides greater creative freedom and helps improve work product. In addition, customers may also purchase licenses through other contractual plans where the customer commits to buy a predetermined quantity of content licenses that may be downloaded over a period of time, generally between one month to one year. For users who need less content, individual content licenses may also be purchased on a transactional basis, paid for at the time of download.
Our Data, Distribution, and Services offering address customer demand for products and services that are beyond our Content licenses. These products and services include, among other things, the use of our metadata, leveraging our Giphy, Inc. platform, and customized Shutterstock Studios offerings.
We have seen increased demand for access to our metadata for machine learning and generative artificial intelligence model training. We offer ethically sourced and licenseable metadata at industry leading scales and quality. Our metadata customer base ranges from large technology and media companies to smaller start-up organizations.
In 2023, we completed our acquisition of Giphy, Inc. (“Giphy”). Giphy is a content platform that allows users to personalize casual conversations with GIFs, and generates billions of monthly impressions through over 14,000 API partners. We believe customers in all industries will look to use Giphy in marketing campaigns as another advertising outlet.

Our Data, Distribution, and Services offering also includes high-quality production and custom content at scale provided by Shutterstock Studios (“Studios”). Studios is a cost-effective solution for brands and agencies looking to meet their content needs and create fresh dynamic digital assets. Customers can bring an idea, and our Studios team will provide a 360-degree content creation solution. We offer a whole spectrum of services at pre-production, production, live production and post-production stages.
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
Paid Downloads
We define paid downloads as the number of downloads that our customers make in a given period of our content. Paid downloads exclude content related to our Studios business, downloads of content that are offered to customers for no charge (including our free trials), and downloads associated with our data offering. Measuring the number of paid downloads that our customers make in a given period is important because it is a measure of customer engagement on our platform and triggers the recognition of revenue and contributor royalties.
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from our Studios business, revenue that is not derived from or associated with content licenses and revenue associated with our data offering. This metric captures any changes in our pricing, including changes resulting from the impact of competitive pressures, as well as the mix of licensing options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. Changes in revenue per download are primarily driven by the introduction of new product offerings, changes in product and sales channel mix and customer utilization of our products.
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
The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

Subscribers (end of period)[1]	523,000	586,000	343,000
Subscriber revenue (in millions)[1]	$351.5	$346.6	$317.5

Average revenue per customer (last twelve months)[1]	$412	$341	$368
Paid downloads (in millions)	153.0	173.3	180.0
Revenue per download	$4.72	$4.40	$4.16
Content in our collection (end of period, in millions)
Images	771	719	464
Footage clips	54	47	24
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

Basis of Presentation
Revenue
A significant portion of our revenues are earned from licensing content. Content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. We also generate revenue from tools made available through our platform.
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
Collectability is probable at the time the electronic order or contract is entered. A significant portion of our customers purchase products by making electronic payments with a credit card at the time of the transaction. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
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

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Consolidated Statements of Operations:
Revenue	$874,587	$827,826	$773,415
Operating expenses:
Cost of revenue	352,630	314,306	277,659
Sales and marketing	214,749	203,154	204,878
Product development	96,162	65,434	52,014
General and administrative	142,646	132,644	130,758
Impairment of lease and related assets	—	18,664	—
Total operating expenses	806,187	734,202	665,309
Income from operations	68,400	93,624	108,106
Bargain purchase gain	50,261	—	—
Other income / (expense), net	3,807	(2,587)	(3,370)
Income before income taxes	122,468	91,037	104,736
Provision for income taxes	12,199	14,934	12,853
Net income	$110,269	$76,103	$91,883

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Consolidated Statements of Operations:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	40%	38%	36%
Sales and marketing	25%	25%	26%
Product development	11%	8%	7%
General and administrative	16%	16%	17%
Impairment of lease and related assets	—%	2%	—%
Total operating expenses	92%	89%	86%
Income from operations	8%	11%	14%
Bargain purchase gain	6%	—%	—%
Other income / (expense), net	—%	—%	—%
Income before income taxes	14%	11%	14%
Provision for income taxes	1%	2%	2%
Net income	13%	9%	12%

Comparison of the Years Ended December 31, 2023 and December 31, 2022
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$874,587	$827,826	$46,761	6%
Operating expenses:
Cost of revenue	352,630	314,306	38,324	12
Sales and marketing	214,749	203,154	11,595	6
Product development	96,162	65,434	30,728	47
General and administrative	142,646	132,644	10,002	8
Impairment of lease and related assets	—	18,664	(18,664)	*
Total operating expenses	806,187	734,202	71,985	10
Income from operations	68,400	93,624	(25,224)	(27)
Bargain purchase gain	50,261	—	50,261	*
Other income / (expense), net	3,807	(2,587)	6,394	(247)
Income before income taxes	122,468	91,037	31,431	35
Provision for income taxes	12,199	14,934	(2,735)	(18)
Net income	$110,269	$76,103	$34,166	45%
* Not meaningful

Revenue
Revenue increased by $46.8 million, or 6%, to $874.6 million in 2023 as compared to 2022. On a constant currency basis, revenue increased approximately 5% in the year ended December 31, 2023, as compared to 2022.
Content license revenues decreased by 7%, to $737.3 million in 2023, as compared to 2022. On a constant currency basis, Content license revenues decreased by 7% in 2023, as compared to 2022. The decline in our Content license revenues was driven by weakness in new customer acquisition, partially offset by increases in Pond5. Pond5 contributed to revenues for the full year in 2023 compared to seven months in 2022.
Data, Distribution, and Services revenues increased by 256%, to $137.3 million in 2023, as compared to 2022, and increased by 256% in 2023 on a constant currency basis. The increase in Data, Distribution, and Services revenues was primarily driven by growth in our data offering, which accounted for $84.9 million of the growth from 2022 to 2023 and $10.5 million of revenue generated from Giphy.
2023 revenue from our E-commerce customers decreased by 12%, to $439.9 million in 2023, as compared to 2022. E-commerce revenues were not impacted on a constant currency basis in 2023. The decline in our E-commerce revenues was driven by weakness in new customer acquisition, partially offset by revenues generated from our acquisition of Pond5, which contributed to revenues for the full year in 2023.
2023 revenues from our Enterprise customers increased by 33%, to $434.6 million in 2023, as compared to 2022. Enterprise revenues were not impacted on a constant currency basis in 2023. The increase in Enterprise revenues was primarily driven by growth in our data offering, revenue generated from our acquisitions of Pond5 and Splash News, which contributed to revenues for the full year in 2023 and revenue generated from Giphy.
In the years ended December 31, 2023 and 2022, we delivered 153.0 million and 173.3 million paid downloads, respectively, and our revenue per download was $4.72 in 2023 compared to $4.40 in 2022. During 2023, the decline in paid downloads is attributed to the decline in the E-commerce business.
Changes in our revenue by region were as follows: revenue from North America increased by $74.5 million, or 21%, to $427.7 million, revenue from Europe decreased by $12.0 million, or 5%, to $231.0 million and revenue from outside Europe and North America decreased by $15.8 million, or 7%, to $215.8 million, in the year ended December 31, 2023 compared to 2022.

Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $38.3 million, or 12%, to $352.6 million in 2023 as compared to 2022. As a percent of revenue, cost of revenues increased to 40% for the year ended December 31, 2023, from 38% for 2022. This increase was primarily driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty, content and reviewer costs; (iii) higher costs associated with website hosting, hardware and software licenses; and (iv) Giphy employee-related costs comprised of $4.9 million of recurring Giphy Retention Compensation and $4.3 million of non-recurring Giphy Retention Compensation. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing.    Sales and marketing expenses increased by $11.6 million, or 6%, to $214.7 million in 2023 as compared to 2022. As a percent of revenue, sales and marketing expenses was 25% for the years ended December 31, 2023 and 2022. The increase in sales and marketing expenses was primarily driven by (i) $5.1 million in higher employee-related costs; (ii) $3.1 million in higher consultant costs; and (iii) Giphy employee-related costs comprised of $1.4 million of recurring Giphy Retention Compensation and $1.0 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.    Product development expenses increased by $30.7 million, or 47%, to $96.2 million in 2023 as compared to 2022. This increase was primarily driven by (i) Giphy employee-related costs comprised of $5.5 million of recurring Giphy Retention Compensation, net of capitalized labor and $20.9 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business and (ii) $2.8 million in higher non-cash compensation expense. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.    General and administrative expenses increased by $10.0 million, or 8%, to $142.6 million in 2023 as compared to 2022. This increase was primarily driven by (i) $7.9 million in higher non-cash equity-based compensation expense and (ii) Giphy employee-related costs comprised of $1.8 million of recurring Giphy Retention Compensation, net of capitalized labor and $5.4 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business. These increases are partially offset by $1.4 million in lower occupancy costs and $1.2 million in lower professional fees. For the twelve months ended December 31, 2023 and 2022, general and administrative expenses included $3.0 million and $3.9 million in transaction costs related to the Giphy and Pond5 acquisitions, respectively.
Bargain Purchase Gain. We recognized a bargain purchase gain of $50.3 million in 2023 related to the acquisition of Giphy, which represents the excess of the fair value of the net assets acquired in addition to the net negative purchase price.
Impairment of Lease and Related Assets. Impairment of lease and related assets was $18.7 million in 2022. In the fourth quarter of 2022, the Company completed an analysis of leased-office usage and (i) ceased using certain of its office space, including two floors of its headquarters in New York City as well as (ii) abandoned certain other smaller office spaces. This resulted in an $18.7 million impairment charge, of which $15.9 million and $2.8 million relates to right-of-use assets and property and equipment, respectively. There was no impairment of lease and related assets in 2023.
Other income / (expense), net.    During 2023, other income / (expense), net substantially consisted of $4.8 million of interest income and $0.9 million of favorable unrealized foreign currency fluctuations, partially offset by $1.9 million of interest expense related to our credit facility. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
During 2022, other income / (expense), net substantially consisted of $1.3 million of expense due to foreign currency fluctuations and $1.3 million of interest expense related to the Credit Facility.
Income Taxes.    Income tax expense decreased by $2.7 million, to $12.2 million in 2023 as compared to 2022. Our effective tax rates for the years ended December 31, 2023 and 2022 were approximately 10.0% and 16.4%, respectively.

The 2023 effective tax rate differs from the U.S. federal statutory tax rate primarily due to the non-taxable bargain purchase gain associated with the acquisition of Giphy, the effect of the U.S. Research and Development (“R&D”) tax credit, and the foreign-derived intangible income deduction. The 2022 effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of the U.S. R&D tax credit and the foreign-derived intangible income deduction.

Comparison of the Years Ended December 31, 2022 and December 31, 2021
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$827,826	$773,415	$54,411	7%
Operating expenses:
Cost of revenue	314,306	277,659	36,647	13
Sales and marketing	203,154	204,878	(1,724)	(1)
Product development	65,434	52,014	13,420	26
General and administrative	132,644	130,758	1,886	1
Impairment of long-lived assets	18,664	—	18,664	*
Total operating expenses	734,202	665,309	68,893	10
Income from operations	93,624	108,106	(14,482)	(13)
Other expense, net	(2,587)	(3,370)	783	(23)
Income before income taxes	91,037	104,736	(13,699)	(13)
Provision for income taxes	14,934	12,853	2,081	16
Net income	$76,103	$91,883	$(15,780)	(17)%
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
Content license revenues increased by 4%, to $789.3 million in 2022 as compared to 2021. On a constant currency basis, Content revenues increased by 8% in 2022, as compared to 2021. During 2022, growth in our Content offering was driven by revenue generated from our acquisitions of PicMonkey and Pond5. Content revenue also benefited from higher subscriber revenue, which was offset by a reduction in revenue generated from our transactional products.
Data, Distribution, and Services revenues increased by 142%, to $38.5 million in 2022 as compared to 2021. On a constant currency basis, Data, Distribution, and Services revenues increased by 144% in 2022, as compared to 2021. The increase in Data, Distribution, and Services revenues was primarily driven by growth in our data offering, which accounted for $15.2 million of the growth from 2021 to 2022. Data, Distribution, and Services revenue growth also benefited from continued momentum in Shutterstock Studios.
2022 revenue from our E-commerce customers increased by 2%, to $501.4 million in 2022 as compared to 2021. On a constant currency basis, E-commerce revenues increased by 5% in 2022, as compared to 2021. During 2022, growth in our E-commerce sales channel was driven by revenue generated from our acquisitions of PicMonkey and Pond5. E-commerce revenue also benefited from higher subscriber revenue, which was offset by a reduction in revenue generated from our transactional products.

2022 revenues from our Enterprise customers increased by 15%, to $326.4 million in 2022 as compared to 2021. On a constant currency basis, Enterprise revenues increased by 20% in 2022, as compared to 2021 . The increase in Enterprise revenues was primarily driven by growth in our data offering, in addition to revenue generated from our acquisitions of Pond5 and Splash News. Enterprise revenue growth also benefited from continued momentum in Shutterstock Studios and Shutterstock Editorial.
In the years ended December 31, 2022 and 2021, we delivered 173.3 million and 180.0 million paid downloads, respectively, and our revenue per download was $4.40 in 2022, as compared to $4.16 in 2021. During 2022, the 6% increase in revenue per download is primarily due to changes in product mix coupled with a reduction in paid download volumes.
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
General and Administrative.    General and administrative expenses increased by $1.9 million, or 1%, to $132.6 million in 2022 as compared to 2021. This increase was primarily driven by (i) $4.3 million in professional fees related to our acquisitions of Pond5 and Splash News, (ii) $3.6 million increase in bad debt expense; (iii) $1.8 million related to realized foreign currency losses, (iv) $1.6 million in severance costs associated with a strategic workforce optimization initiative; and (v) $1 million related to a donation to provide direct assistance to Shutterstock’s contributors in Ukraine. These increases were partially offset by (i) $6.9 million in lower non-cash compensation expense related to the departure of certain executives and expense associated with certain performance based awards, (ii) $1.9 million in lower depreciation and amortization expense and (iii) $1.2 million in lower employee-related costs.
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
The 2022 effective tax rate differs from the U.S. federal statutory rate primarily due to the effect of the U.S. R&D tax credit and the foreign-derived intangible income deduction. The 2021 effective tax rate differs from the U.S. federal statutory rate primarily due to the foreign-derived intangible income deduction and the impact of a capital loss transaction.

Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents totaling $100.5 million, which primarily consisted of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our credit facility, which was obtained on May 6, 2022.
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
Dividends
We declared and paid cash dividends of $1.08 per share of common stock, or $38.7 million during the year ended December 31, 2023.
On January 29, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on March 14, 2024 to stockholders of record at the close of business on February 29, 2024. The Company currently expects to continue to pay comparable cash dividends on a quarterly basis in the future. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
Share Repurchase Program
In October 2015, our board of directors approved a share repurchase program, authorizing us to repurchase up to $100 million of our common stock and in February 2017, our Board of Directors approved an increase to the share repurchase program (collectively, the “2015 and 2017 Share Repurchase Programs”), authorizing us to repurchase up to an additional $100 million of our outstanding common stock. As of December 31, 2022, we have fully utilized our authorization for repurchases under the 2015 and 2017 Share Repurchase Programs.
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
As of December 31, 2023, we have repurchased approximately 4.4 million shares of our common stock under the share repurchase program at an average per-share cost of $51.74. During the year ended December 31, 2023, we repurchased approximately 634,500 shares of our common stock at an average per share cost of $44.45. As of December 31, 2023, we had $71.8 million of remaining authorization for purchases under the 2023 Share Repurchase Program.

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
As of December 31, 2023 and December 31, 2022, we had $30 million and $50 million, respectively, of outstanding borrowings under the Credit Facility. As of December 31, 2023, we had a remaining borrowing capacity of $67 million, net of standby letters of credit. For the year ended December 31, 2023, the Company paid cash interest totaling $1.7 million and our annualized interest rate was 5.8%.
The Credit Facility contains financial covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of December 31, 2023, we are in compliance with these covenants.

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
As of December 31, 2023, we had approximately $82 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of December 31, 2023, we had approximately $45 million in operating lease obligations with lease payments extending through 2029.
See Notes 15 and 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our lease and other non-lease commitments, respectively, as of December 31, 2023.
Cash Flows
The following table summarizes our cash flow data for 2023, 2022 and 2021, respectively.

	Year Ended December 31,
	2023	2022	2021
		(in thousands)
Net cash provided by operating activities	$140,552	$158,451	$216,372
Net cash used in investing activities	$(54,316)	$(275,550)	$(250,438)
Net cash used in financing activities	$(102,704)	$(79,487)	$(77,722)
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. A significant portion of our revenue is generated from credit card transactions and is typically settled within one to five business days. Our primary uses of cash for operating activities are for the payment of royalties to content contributors, employee-related expenditures and the payment of other operating expenses incurred in the ordinary course of business.
Net cash provided by operating activities was $140.6 million for the year ended December 31, 2023, compared to $158.5 million for the year ended December 31, 2022. The decline in cash provided by operating activities for the year ended

December 31, 2023 was impacted by the timing of payments and cash receipts in the ordinary course of business which can cause operating cash flow to fluctuate from period to period.
In addition, operating cash flows for the year ended December 31, 2023 were unfavorably impacted by the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows. Operating cash flows for the year ended December 31, 2022 were unfavorably impacted by several large accounts payables and accrued expense items from 2021 that were paid in 2022.
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
Investing Activities
Our investing activities have consisted primarily of capital expenditures, business combinations, asset acquisitions, investments and content acquisitions. As of 2023, investing activities also includes amounts related to the Giphy Retention Compensation. Capital expenditures include internal-use software and website development costs, purchases of software equipment, and capitalization of leasehold improvements. Capital expenditures are primarily attributable to investments in internally developed software. We continue to invest significantly in product development to enhance our customer experience and increase the efficiency with which we deploy new products and features. Cash used in investing activities totaled $54.3 million, $275.6 million and $250.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash used in investing activities for the year ended December 31, 2023 was $54.3 million, consisting primarily of (i) $53.7 million cash used in the acquisition of Giphy, net of cash acquired; (ii) capital expenditures of $44.6 million for internal-use software and website development costs, and purchases of software and equipment, and (iii) $11.1 million paid to acquire the rights to distribute certain digital content in perpetuity. These cash outflows were partially offset by $53.7 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities for the year ended December 31, 2022 was $275.6 million, consisting primarily (i) $211.8 million cash used in the acquisitions of Pond5 and Splash News, net of cash acquired; (ii) capital expenditures of $43.3 million for internal-use software and website development costs, and purchase of software and equipment, and (iii) $16.8 million paid to acquire the rights to distribute certain digital content in perpetuity.
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
Financing Activities
Our financing activities have consisted primarily of payments associated with cash dividends, settlements of tax withholding obligations related to employee stock-based compensation awards and repurchases of common stock under our share repurchase program. Our financing activities also includes proceeds from and payments of our Credit Facility, proceeds from our Stock Offering and proceeds received in connection with the exercise of stock options. Cash used in financing activities totaled $102.7 million, $79.5 million and $77.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash used in financing activities during 2023 primarily consisted of (i) $50.0 million used for the repayment of our Credit Facility; (ii) $38.7 million, related to the payment of the quarterly cash dividend; (iii) $28.2 million in connection with the repurchase of common stock under our 2023 Share Repurchase Program; and (iv) $15.8 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by approximately $30.0 million in proceeds received from our Credit Facility.
Cash used in financing activities during 2022 primarily consisted of (i) $73.5 million in connection with the repurchase of common stock under our share repurchase program; (ii) $34.6 million, related to the payment of the quarterly cash dividend, and (iii) $22.6 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by approximately $50.0 million in proceeds received from our Credit Facility.
Cash used in financing activities during 2021 primarily consisted of (i) $30.7 million related to the payment of the quarterly cash dividend; (ii) $26.5 million in connection with the repurchase of common stock under our share repurchase program, and (iii) $22.7 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by $2.1 million in proceeds received in connection with the exercise of stock options.

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
Management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) and free cash flow are useful to investors because these measures enable investors to analyze Shutterstock’s operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to Shutterstock’s underlying operating performance and revenue growth (including by distribution channel) on a constant currency basis, provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s operating performance. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing Shutterstock’s financial reporting. Management believes that free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in internal-use software and website development costs to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the three and twelve months ended December 31, 2023, the Company also incurred $6.6 million and $13.6 million, respectively, of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and are not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, impairment of lease and related assets, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net income	$110,269	$76,103	$91,883
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	79,729	68,470	48,771
Non-cash equity-based compensation	48,577	35,740	36,179
Bargain purchase gain	(50,261)	—	—
Giphy Retention Compensation Expense - non-recurring	31,577	—	—
Impairment of lease and related assets	—	18,664	—
Other adjustments, net(1)	8,686	4,163	3,370
Provision for income taxes	12,199	14,934	12,853
Adjusted EBITDA	$240,776	$218,074	$193,056
Adjusted EBITDA margin	27.5%	26.3%	25.0%
_______________________________________________________________________________
(1)Included in other adjustments, net includes unrealized foreign currency transaction gains and losses, severance associated with strategic workforce optimizations and interest income and expense.

Adjusted Net Income
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, impairment of lease and related assets, severance costs associated with strategic workforce optimizations and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net income	$110,269	$76,103	$91,883
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	48,577	35,740	36,179
Tax effect of non-cash equity-based compensation(1)	(11,416)	(8,397)	(8,502)
Acquisition-related amortization expense(2)	34,737	29,302	13,334
Tax effect of acquisition-related amortization expense(1)	(8,163)	(6,886)	(3,133)
Bargain purchase gain	(50,261)	—	—
Giphy Retention Compensation Expense - non-recurring	31,577	—	—
Tax effect of Giphy Retention Compensation Expense - non-recurring	(7,421)	—	—
Impairment of lease and related assets	—	18,664	—
Tax effect of impairment of lease and related assets(1)	—	(4,199)	—
Other	$12,493	$1,576	$—
Tax effect of other(1)	$(2,811)	$(355)	$—
Adjusted net income	$157,581	$141,548	$129,761
Adjusted net income per diluted common share	$4.35	$3.87	$3.48

Weighted average diluted shares	36,242	36,546	37,324
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)Of these amounts, $31.6 million, $27.0 million and $10.2 million are included in cost of revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Year Ended December 31,
	2023	2022	2021

Reported revenue (in thousands)	$874,587	$827,826	$773,415
Revenue growth	6%	7%	16%
Revenue growth on a constant currency basis	5%	11%	15%

Content reported revenue (in thousands)	$737,264	$789,306	$757,470
Content revenue growth	(7)%	4%	14%
Content revenue growth on a constant currency basis	(7)%	8%	13%

Data, Distribution, and Services reported revenue (in thousands)	$137,323	$38,520	$15,945
Data, Distribution, and Services revenue growth	256%	142%	252%
Data, Distribution, and Services revenue growth on a constant currency basis	256%	144%	252%

Free Cash Flow
We define free cash flow as our cash provided by operating activities, adjusted for capital expenditures and content acquisition, and, with respect to the twelve months ended December 31, 2023, cash received related to Giphy Retention Compensation in connection with the acquisition of Giphy.
The following is a presentation of cash flow information and a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021

Cash flow information:	(in thousands)
Net cash provided by operating activities	$140,552	$158,451	$216,372
Net cash used in investing activities	$(54,316)	$(275,550)	$(250,438)
Net cash used in financing activities	$(102,704)	$(79,487)	$(77,722)

Free cash flow:
Net cash provided by operating activities	$140,552	$158,451	$216,372
Capital expenditures	(44,645)	(43,296)	(28,125)
Content acquisitions	(11,096)	(16,821)	(8,874)
Cash received related to Giphy Retention Compensation	53,657	—	—
Free Cash Flow	$138,468	$98,334	$179,373

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
Revenue Recognition
A significant portion of our revenues are earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. We also generate revenue from tools available through our platform.
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
We recognize revenues upon the satisfaction of performance obligations. We recognize revenue on both our subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided. In addition, we estimate expected unused licenses for subscription-based products and recognize the estimated revenue associated with unused licenses as digital content is downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. For revenue associated with tools available through our platform, we recognize revenue on a straight-line basis over the subscription period. We expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
Collectability is probable at the time the electronic order or contract is entered. A significant portion of our customers purchase products by making electronic payments with a credit card at the time of the transaction. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
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
Accounts Receivable and Allowance for Doubtful Accounts
Our accounts receivable consists of customer obligations due under normal trade terms, carried at their fair value less an allowance for doubtful accounts, if required. We determine our allowance for doubtful accounts based on an evaluation of (i) the aging of our accounts receivable considering historical receivables loss rates, (ii) on a customer-by-customer basis, where appropriate, and (iii) the economic environments in which we operate.
As of December 31, 2023 and 2022, we had an allowance for doubtful accounts of $6.3 million and $5.8 million, respectively. Fluctuations in our allowance for doubtful accounts are primarily attributable to changes in the aging profile of our gross accounts receivable balances and specific customer situations arising during the year.
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
The GILTI provisions of the TCJA impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We have elected to treat any potential GILTI inclusions as a period cost.

Acquisitions
Business combinations are recorded at fair value and the purchase price is allocated to the assets acquired and liabilities assumed in the transaction. Assets acquired may include intangible assets such as customer relationships, trade names, developed technology and contributor content. Fair values are based on the exit price (i.e., the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date) and valuation methods that may be utilized include the multiple-period excess earnings method, the relief-from-royalty method and the cost-to-recreate method. Determining the fair value requires management to use significant judgment and estimates, including revenue growth rates, the royalty rate and the discount rate related to the trade name and revenue growth rates, the royalty rate and the economic life related to developed technology, among others. Other assets and liabilities acquired in a business combination are recorded based on the fair value of the assets acquired and liabilities assumed at acquisition date. Changes to these factors could affect the measurement and allocation of fair value.

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
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 29%, 32% and 35% in 2023, 2022 and 2021, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for 2023, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would impact our revenue by approximately 3%.
We have established foreign subsidiaries in various countries and have concluded that the functional currency of these entities is generally the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. The net impacts of foreign currency transactions on our financial statements was a gain of $0.7 million in 2023 and losses of $3.1 million and $3.2 million in 2022 and 2021, respectively. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.
Our historical revenue by currency is as follows (in thousands):

	Year Ended December 31,
	2023		2022		2021
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$139,529	€128,714	$148,643	€138,531	$152,290	€129,140
British pounds	56,679	£45,366	57,144	£45,711	57,851	£42,340
All other non-U.S. currencies(1)	54,839		59,204		57,342
Total foreign currency	251,047		264,991		267,483

U.S. dollar	623,540		562,835		505,932
Total revenue	$874,587		$827,826		$773,415

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
Amounts borrowed under our Credit Facility accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on our consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on our consolidated leverage ratio. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of December 31, 2023.
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
PricewaterhouseCoopers LLP, an independent registered public accounting firm (PCAOB ID 238), has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which begins on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2023.
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

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2023.

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

Item 16.    Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterstock, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shutterstock, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition - Content
As described in Notes 1 and 9 to the consolidated financial statements, for the year ended December 31, 2023, the Company’s total revenue was $874.6 million, of which content revenue totaled $737.3 million. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. The Company recognizes revenue upon the satisfaction of performance obligations. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided.
The principal considerations for our determination that performing procedures relating to content revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to content license arrangements and customer download activity.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over content revenue recognized. These procedures also included, among others, evaluating the content revenue recognized on a sample basis by inspecting content license arrangements and evaluating the appropriateness of the revenue recognized based on the terms of each arrangement and customer download activity.

Giphy, Inc. Acquisition - Valuation of Trade Name and Developed Technology Intangible Assets
As described in Note 3 to the consolidated financial statements, on June 23, 2023, the Company completed the acquisition of Giphy Inc. (Giphy). The consideration paid by the Company was $53.0 million in net cash, in addition to cash acquired, assumed debt and other working capital adjustments. The acquisition resulted in $21.0 million of a trade name and $19.5 million of developed technology intangible assets being recorded. The fair value of the trade name and developed technology intangible assets was determined using the relief-from-royalty method. Determining the fair value requires management to use significant judgment and estimates, including revenue growth rates, the royalty rate and the discount rate related to the trade name and revenue growth rates, the royalty rate and the economic life related to developed technology, among others.

The principal considerations for our determination that performing procedures relating to the valuation of the trade name and developed technology intangible assets acquired in the acquisition of Giphy is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the trade name and developed technology intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, the royalty rate, and the discount rate used in the valuation of the trade name and the revenue growth rates, the royalty rate, and the economic life used in the valuation of the developed technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the trade name and developed technology intangible assets. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the trade name and developed technology intangible assets acquired; (iii) evaluating the appropriateness of the relief-from-royalty method used by management; (iv) testing the completeness and accuracy of underlying data used in the relief-from-royalty method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, the royalty rate, and the discount rate used in the valuation of the trade name and the revenue growth rates, the royalty rate, and the economic life used in the valuation of the developed technology. Evaluating management’s assumptions related to the revenue growth rates used in the valuation of the trade name and developed technology intangible assets involved considering (i) the past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assumption related to the economic life used in the valuation of the developed technology intangible asset involved considering whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the relief-from-royalty method and the reasonableness of the royalty rate and discount rate assumptions used in the valuation of the trade name and the royalty rate and the economic life assumptions used in the valuation of the developed technology.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2024

We have served as the Company’s auditor since 2011.

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$100,490	$115,154
Accounts receivable, net of allowance of $6,335 and $5,830	91,139	67,249
Prepaid expenses and other current assets	100,944	33,268
Total current assets	292,573	215,671
Property and equipment, net	64,300	54,548
Right-of-use assets	15,395	17,593
Intangible assets, net	184,396	173,087
Goodwill	383,325	381,920
Deferred tax assets, net	24,874	16,533
Other assets	71,152	21,832
Total assets	$1,036,015	$881,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,108	$7,183
Accrued expenses	131,443	89,387
Contributor royalties payable	54,859	38,649
Deferred revenue	203,463	187,070
Debt	30,000	50,000
Other current liabilities	23,513	11,445
Total current liabilities	452,386	383,734
Deferred tax liability, net	4,182	4,465
Lease liabilities	29,404	35,611
Other non-current liabilities	22,949	9,892
Total liabilities	508,921	433,702
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 39,981 and 39,605 shares issued and 35,571 and 35,829 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	399	396
Treasury stock, at cost; 4,410 and 3,776 shares as of December 31, 2023 and December 31, 2022, respectively	(228,213)	(200,008)
Additional paid-in capital	424,229	391,482
Accumulated other comprehensive loss	(11,974)	(15,439)
Retained earnings	342,653	271,051
Total stockholders’ equity	527,094	447,482
Total liabilities and stockholders’ equity	$1,036,015	$881,184

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$874,587	$827,826	$773,415
Operating expenses:
Cost of revenue	352,630	314,306	277,659
Sales and marketing	214,749	203,154	204,878
Product development	96,162	65,434	52,014
General and administrative	142,646	132,644	130,758
Impairment of lease and related assets	—	18,664	—
Total operating expenses	806,187	734,202	665,309
Income from operations	68,400	93,624	108,106
Bargain purchase gain	50,261	—	—
Other income / (expense), net	3,807	(2,587)	(3,370)
Income before income taxes	122,468	91,037	104,736
Provision for income taxes	12,199	14,934	12,853
Net income	$110,269	$76,103	$91,883

Earnings per share:
Basic	$3.07	$2.11	$2.52
Diluted	$3.04	$2.08	$2.46
Weighted average shares outstanding:
Basic	35,878	36,042	36,509
Diluted	36,242	36,546	37,324

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$110,269	$76,103	$91,883
Foreign currency translation gain / (loss)	3,465	(4,651)	(3,107)
Other comprehensive income / (loss)	3,465	(4,651)	(3,107)
Comprehensive income	$113,734	$71,452	$88,776
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2020	38,803	$389	2,558	$(100,027)	$360,939	$(7,681)	$168,305	$421,925
Equity-based compensation	—	—	—	—	36,179	—	—	36,179
Issuance of common stock in connection with employee stock option exercises and RSU vesting	660	7	—	—	2,141	—	—	2,148
Common shares withheld for settlement of taxes in connection with equity-based compensation	(254)	(4)	—	—	(22,722)	—	—	(22,726)
Repurchase of Treasury Shares	—	—	234	(27,169)	—	—	—	(27,169)
Cash dividends paid	—	—	—	—	—	—	(30,651)	(30,651)
Other comprehensive income / (loss)	—	—	—	—	—	(3,107)	—	(3,107)
Net income	—	—	—	—	—	—	91,883	91,883
Balance at December 31, 2021	39,209	392	2,792	(127,196)	376,537	(10,788)	229,537	468,482
Equity-based compensation	—	—	—	—	35,740	—	—	35,740
Issuance of common stock in connection with employee stock option exercises and RSU vesting	654	7	—	—	1,803	—	—	1,810
Common shares withheld for settlement of taxes in connection with equity-based compensation	(258)	(3)	—	—	(22,598)	—	—	(22,601)
Repurchase of treasury shares	—	—	984	(72,812)	—	—	—	(72,812)
Cash dividends paid	—	—	—	—	—	—	(34,589)	(34,589)
Other comprehensive income / (loss)	—	—	—	—	—	(4,651)	—	(4,651)
Net income	—	—	—	—	—	—	76,103	76,103
Balance at December 31, 2022	39,605	396	3,776	(200,008)	391,482	(15,439)	271,051	447,482
Equity-based compensation	—	—	—	—	48,577	—	—	48,577
Issuance of common stock in connection with employee stock option exercises and RSU vesting	634	5	—	—	(3)	—	—	2
Common shares withheld for settlement of taxes in connection with equity-based compensation	(257)	(2)	—	—	(15,827)	—	—	(15,829)
Repurchase of treasury shares	—	—	634	(28,205)	—	—	—	(28,205)
Cash dividends paid	—	—	—	—	—	—	(38,667)	(38,667)
Other comprehensive income / (loss)	—	—	—	—	—	3,465	—	3,465
Net income	—	—	—	—	—	—	110,269	110,269
Balance at December 31, 2023	39,982	$399	4,410	$(228,213)	$424,229	$(11,974)	$342,653	$527,094
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,269	$76,103	$91,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,729	68,470	48,771
Deferred taxes	(26,176)	(10,587)	(1,771)
Non-cash equity-based compensation	48,577	35,740	36,179
Impairment of lease and related assets	—	18,664	—
Bad debt expense	1,894	3,697	137
Bargain purchase gain	(50,261)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(24,409)	(22,105)	(4,093)
Prepaid expenses and other current and non-current assets	(50,501)	532	(13,184)
Accounts payable and other current and non-current liabilities	20,892	(24,328)	34,444
Contributor royalties payable	15,841	7,772	898
Deferred revenue	14,697	4,493	23,108
Net cash provided by operating activities	$140,552	$158,451	$216,372

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(44,645)	(43,296)	(28,125)
Business combination, net of cash acquired	(53,721)	(211,843)	(181,609)
Asset acquisitions	—	(3,417)	(31,639)
Cash received related to Giphy Retention Compensation	53,657	—	—
Acquisition of content	(11,096)	(16,821)	(8,874)
Security deposit release / (payment)	1,489	(173)	(191)
Net cash used in investing activities	$(54,316)	$(275,550)	$(250,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2	1,810	2,148
Cash paid related to settlement of employee taxes related to RSU vesting	(15,834)	(22,601)	(22,726)
Payment of cash dividends	(38,667)	(34,589)	(30,651)
Proceeds from credit facility	30,000	50,000	—
Repayment of credit facility	(50,000)	—	—
Repurchase of treasury shares	(28,205)	(73,488)	(26,493)
Payment of debt issuance costs	—	(619)	—
Net cash used in financing activities	$(102,704)	$(79,487)	$(77,722)

Effect of foreign exchange rate changes on cash	1,804	(2,277)	(2,769)
Net decrease in cash, cash equivalents and restricted cash	(14,664)	(198,863)	(114,557)
Cash, cash equivalents and restricted cash, beginning of period	115,154	314,017	428,574
Cash, cash equivalents and restricted cash, end of period	$100,490	$115,154	$314,017

Supplemental Disclosure of Cash Information:
Cash paid for:
Cash paid for income taxes	$33,067	$23,444	$19,092
Cash paid for interest	$1,724	$1,045	—

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies
Description of Business
Shutterstock (the “Company” or “Shutterstock”) is a leading global creative platform connecting brands and businesses to high quality content.
The Company’s platform brings together users and contributors of content by providing readily-searchable content that customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to the Company’s web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage the Company’s platform to assist with the entire creative process from ideation through creative execution.
Digital content licensed to customers for their creative needs includes images, footage, music, and 3D models (the Company’s “Content” offering). Content revenues represent the majority of the Company’s business and are supported by the Company’s searchable creative platform and driven by the Company’s large contributor network.
In addition, customers have needs that are beyond traditional content license products and services. These include (i) licenses to metadata associated with the Company’s images, footage, music tracks and 3D models through the Company’s data offering, (ii) distribution and advertising services from the Company’s Giphy business, which consists of GIFs (graphics interchange format visuals) that serve as a critical ingredient in text- and message- based conversations and in contextual advertising settings, (iii) specialized solutions for high-quality content matched with production tools and services through Shutterstock Studios and (iv) other tailored white-glove services (collectively, the Company’s “Data, Distribution, and Services” offerings)
The Company’s Content offering includes:
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
•Generative AI Content - consisting of images generated from algorithms trained with high-quality, ethically sourced content. Customers can generate images by entering a description of their desired content into model prompts.

On June 23, 2023, the Company completed its acquisition of Giphy, Inc. (“Giphy”), a a New York-based company that operates a collection of GIFs and stickers that supplies casual conversational content. The Company believes its acquisition of Giphy extends Shutterstock’s audience touchpoints beyond primarily professional marketing and advertising use cases and expands into casual conversations. See Note 3 Acquisitions.
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
Use of Estimates

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A significant portion of the Company’s revenues are derived from customers who license content using electronic payments at the time of a transaction. The Company’s accounts receivable are primarily from enterprise customers who require invoicing. The Company performs initial and ongoing credit reviews on these customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. As of December 31, 2023, two customers accounted for approximately 29% of the accounts receivable balance. No other customer accounted for or exceeded 10% of the accounts receivable balance. As of December 31, 2022, one customer accounted for 22% of the accounts receivable balance.
Additionally, no single customer accounted for or exceeded 10% of revenue for the year ended December 31, 2021.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2023 and 2022, the Company’s cash and cash equivalents were $100.5 million and $115.2 million, respectively. The Company’s cash balance consist primarily of bank deposits. Cash equivalents consists primarily of money market accounts and are stated at cost, which approximates fair value.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$5,830	$1,910	$4,942
Add: bad debt expense	1,894	3,697	137
Less: write-offs, net of recoveries and other adjustments	(1,389)	223	(3,169)
Balance, end of period	$6,335	$5,830	$1,910
For certain Data, Distribution, and Services transactions, the Company has $40.4 million of unbilled receivables of which $17.6 million are recorded in Accounts Receivable and $22.8 million are recorded in Other Assets.

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
Impairment of Long-Lived Assets
Long-lived assets, inclusive of definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In 2022, the Company recorded an impairment charge related to a portion of its right-of-use assets and property and equipment triggered by the Company’s decision to cease using certain office spaces. See Note 4, Property and Equipment and Note 15, Leasing for further discussion. There were no long-lived asset impairment charges in 2023 or 2021.
Goodwill and Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value.
The Company’s goodwill balance was allocated to a single reporting unit. Since inception through December 31, 2023, the Company has not had any impairment of goodwill.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue Recognition
A significant portion of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. The Company also generates revenue from tools available through the Company’s platform.
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
Collectability is probable at the time the electronic order or contract is entered. The significant portion of the Company’s customers purchase products by making electronic payments with a credit card at the time of the transaction. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
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
The Company also reports revenue net of return and chargeback allowances. These allowances are based off historical trends when available.
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
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period revenue is recognized, which is generally when the customer download occurs, and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2023, 2022 and 2021, the Company deferred $3.9 million, $6.3 million and $7.2 million, respectively, in royalty advances and amortized $4.0 million, $7.1 million and $5.8 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2023 and 2022, the Company has deferred contributor royalties of $0.6 million, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

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
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $93.1 million, $97.2 million and $112.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in sales and marketing expense in the Consolidated Statements of Operations.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Employee Benefit Plans
The Company offers a 401(k) defined contribution plan and provides for discretionary employer matching contributions. All matching contributions are recognized as an expense in the Statement of Operations, as incurred. The Company recorded employer matching contributions of $5.4 million, $5.1 million and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Interest expense
Interest expense is comprised of borrowing costs on debt, amortization of debt issuance costs and unused commitment fees associated with the Company’s credit facility.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Reportable Segments
For the year ended December 31, 2023, the Company has identified one operating segment, which has also been determined to be the Company’s primary reportable business segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing financial performance.
Contingent Consideration
The Company records an asset or liability for contingent consideration at the date of a business combination and reassesses the fair value of the asset or liability each period until it is settled. Upon settlement of these assets or liabilities, the portion of the contingent consideration payment that is attributable to the initial amount recorded as part of the business combination is classified as a cash flow from financing activities if the contingent consideration is a liability, or a cash flow from investing activities if the contingent consideration is an asset, and the portion of the settlement that is attributable to subsequent changes in the fair value of the contingent consideration is classified as a cash flow from operating activities in the Consolidated Statement of Cash Flows.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the respective local currency. Monetary assets and liabilities that are denominated in currencies other than each entity’s functional currency are remeasured into the functional currency at the period-end exchange rates and result in transactional gains and losses. The net impact of foreign currency transactional gains and losses on the Company’s results of operations were gains of $0.7 million in 2023 and losses of $3.1 million in 2022 and $3.2 million in 2021, respectively. Translation adjustments resulting from converting the foreign subsidiaries financial statements into U.S. dollars using the period-end exchange rates for balance sheet accounts and the period average exchange rate for the Statements of Operations are recorded as a component of accumulated other comprehensive income / (loss) within stockholders’ equity.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances incremental disclosures on an annual and interim basis, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Shutterstock is evaluating the impact of this ASU on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-08 (“ASU 2023-08”), Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60):Accounting for and Disclosure of Crypto Assets to enhance the valuation and disclosure of crypto assets held by an entity. ASU 2023-08 is effective for annual periods beginning after December 15, 2024 and the interim periods therein. Upon adoption, a cumulative-effect adjustment to the opening balance of retained earnings is to be made as of the beginning of the annual period in which the entity adopts the amendments. Early adoption is permitted. The adoption of this accounting standard is not expected to impact the Company’s operations, financial position or cash flows. The Company does not hold any Crypto Assets as of December 31, 2023.
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. Shutterstock is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

(2) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of December 31, 2023 and 2022, except as noted below.
Money Market Accounts
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of December 31, 2023 and 2022, the Company did not have any cash equivalent balances.
Other Fair Value Measurements
The carrying amounts of cash, accounts receivable, restricted cash, accounts payable, accrued expenses and the Giphy Retention Compensation approximate fair value because of the short-term nature of these instruments. Debt consists of principal amounts outstanding under our credit facility, which approximates fair value as underlying interest rates are reset regularly based on current market rates and is classified as Level 2. The Company’s non-financial assets, which include long-lived assets, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at its fair value. In 2022, the Company recorded an impairment charge related to a portion of its right-of-use assets and property and equipment triggered by the Company’s decision to cease using certain office spaces. See Note 15, Leasing for further discussion.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Long-Term Investments
As of December 31, 2023 and 2022, the Company’s Long-Term Investments totaled $20.0 million, which is reported within other assets on the Consolidated Balance Sheets. The Company uses the measurement alternative for equity investments with no readily determinable fair value and are reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On a quarterly basis, the Company evaluates the carrying value of its Long-Term Investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and the general market conditions. For the years ended December 31, 2023 and 2022, no adjustments to the carrying values of the Company’s Long Term Investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.
Investment in ZCool Technologies Limited (“ZCool”)
In 2018, the Company invested $15.0 million in convertible preferred shares issued by ZCool (the “Preferred Shares”). ZCool’s primary business is the operation of an e-commerce platform in the People’s Republic of China (the “PRC”) whereby customers can pay to license content contributed by creative professionals. ZCool and its affiliates have been the exclusive distributor of Shutterstock content in China since 2014. ZCool is a variable interest entity that is not consolidated because the Company is not the primary beneficiary. The Preferred Shares are not deemed to be in-substance common stock and are accounted for using the measurement alternative for equity investments with no readily determinable fair value.
On February 2, 2024, ZCool entered into a definitive agreement with Meitu, Inc. (“Meitu”), whereby all outstanding shares of ZCool will be acquired by Meitu upon the satisfaction of certain conditions precedent. In connection with this acquisition, the Company’s $15.0 million of Preferred Shares will be exchanged for approximately $15.0 million of Meitu common shares which are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The identifiable intangible assets, which include developed technology and the trade name have weighted average useful lives of approximately 7 years and 15 years, respectively. The fair value of the developed technology and the trade name was determined using the relief-from-royalty method. Determining the fair value requires management to use significant judgement and estimates, including revenue growth rates, the royalty rate and the discount rate related to the trade name and revenue growth rates, the royalty rate and the economic life related to developed technology, among others.
The Giphy transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business has been included in the Company’s results of operations from the acquisition date. For the year ended December 31, 2023, revenue of $10.5 million was included in the Consolidated Statements of Operations related to the Company’s acquisition of Giphy. The fair value of consideration transferred in this business combination has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the excess of the fair value of the net assets acquired over the net consideration received recorded as a bargain purchase gain. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The aggregate purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Giphy
Cash and cash equivalents	$4,030
Prepaid expenses and other current assets	1,416
Right of use assets	1,243
Intangible assets:
Trade name	21,000
Developed technology[2]	19,500
Intangible assets	40,500
Deferred tax asset[1]	1,463
Other assets	1,647
Total assets acquired	$50,299

Accounts payable, accrued expenses and other liabilities	(4,949)
Lease liability	(1,090)
Total liabilities assumed	(6,039)
Net assets acquired	$44,260
Net purchase price	(6,001)
Bargain purchase gain	$50,261
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
2 - During the three months ended December 31, 2023, the Company revised its preliminary allocation of the Giphy purchase price to the assets acquired and liabilities assumed by $1.6 million associated with additional information analyzed related to the valuation of the Developed Technology asset. The measurement and allocation of the purchase price is preliminary and will be finalized within the allowable measurement period once the Company finalizes its assessment of fair value of intangible assets, income tax balances and other assets acquired and liabilities assumed.

The Company recognized a non-taxable bargain purchase gain of $50.3 million, representing the excess of the fair value of the net assets acquired in addition to the net consideration to be received from Meta. The bargain purchase gain is the result of the CMA’s regulatory order requiring Meta’s divestiture of Giphy and the Giphy Retention Compensation payments. In connection with the acquisition, the Company incurred approximately $3.0 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
As of December 31, 2023, Shutterstock’s receivable of $88.2 million is against an escrow fully funded by Meta. $64.5 million and $23.7 million are included within Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheet.

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Pond5 and Splash News transactions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company’s results of operations from the respective acquisition dates. For the twelve months ended December 31, 2022, revenue of $36.7 million was included in the Consolidated Statements of Operations related to these acquired companies. The fair value of consideration transferred in these business combinations has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade name was determined using the relief-from-royalty method, and the fair value of the developed technology was determined using the relief-from-royalty and the cost to recreate methods. Determining the fair value of the customer relationships intangible assets requires management to use significant judgment and estimates, including estimates of future revenue growth rates for existing customers, the discount rate, earnings before interest, taxes and amortization (“EBITA”) margins and the customer attrition rate, among others.

The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets acquired and liabilities assumed (in thousands):	Pond5	Splash News	Total
Cash and cash equivalents	$11,675	$180	$11,855
Accounts receivable	1,273	500	$1,773
Other assets	1,102	525	1,627
Right of use asset	1,674	—	1,674
Intangible assets:
Customer relationships	34,900	—	34,900
Trade name	5,300	—	5,300
Developed technology	27,600	1,263	28,863
Intangible assets	67,800	1,263	69,063
Goodwill	158,957	5,565	164,522
Total assets acquired	$242,481	$8,033	$250,514

Accounts payable, accrued expenses and other liabilities	(9,304)	(1,528)	(10,832)
Contributor royalties payable	(3,039)		(3,039)
Deferred revenue	(3,705)	—	(3,705)
Deferred tax liability	(6,381)	(189)	(6,570)
Lease liability	(2,038)	—	(2,038)
Total liabilities assumed	(24,467)	(1,717)	(26,184)
Net assets acquired	$218,014	$6,316	$224,330

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The identifiable intangible assets, which include customer relationships, developed technology, trade names and contributor content, have weighted average useful lives of approximately 12 years, 4.7 years, 10 years and 4 years, respectively. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.

The PicMonkey and TurboSquid transactions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company’s results of operations from the respective acquisition dates. For the twelve months ended December 31, 2021, PicMonkey revenues of $8.9 million are included in the Consolidated Statements of Operations. For the twelve months ended December 31, 2021, TurboSquid revenues of $25.9 million are included in the Consolidated Statements of Operations. The fair value of consideration transferred in these business combinations have been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade names and developed technology were determined using the relief-from-royalty method, and the fair value of the contributor content was determined using the cost-to-recreate method. Determining the fair value requires management to use significant judgment and estimates, including estimates of future revenue growth rates, research and development expense adjustments, sales and marketing expense adjustments, the discount rate, earnings before interest, taxes, and amortization (“EBITA”) margins and the customer attrition rate, among others.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the twelve months ended December 31, 2023 and 2022, as if the Giphy acquisition had been completed on January 1, 2022 and as if the Pond5 and Splash News acquisitions had been completed on January 1, 2021, after giving effect to certain purchase accounting adjustments, primarily related to bargain purchase gain, Giphy Retention Compensation - non-recurring, intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Year Ended December 31,
	2023	2022
Revenue
As Reported	$874,587	$827,826
Pro Forma	884,587	868,976
Income before income taxes
As Reported	$122,468	$91,037
Pro Forma	66,723	69,896

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

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	December 31,
	2023	2022
Computer equipment and software	$308,473	$261,067
Furniture and fixtures	10,829	10,328
Leasehold improvements	19,153	18,635
Property and equipment	338,455	290,030
Less: accumulated depreciation	(274,155)	(235,482)
Property and equipment, net	$64,300	$54,548
Depreciation and amortization expense related to property and equipment amounted to $37.7 million, $34.0 million and $31.7 million, for the years ended December 31, 2023, 2022 and 2021, respectively. Of these amounts, $36.1 million, $31.0 million and $28.4 million are included in cost of revenue for the years ended December 31, 2023, 2022 and 2021, respectively, and $1.7 million, $3.0 million and $3.3 million are included in general and administrative expense for the years ended December 31, 2023, 2022 and 2021, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. There was no loss on disposal for the years ended December 31, 2023, 2022 and 2021, respectively.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2022, the Company recorded an impairment charge of $2.8 million primarily related to certain of its leasehold improvements triggered by the Company’s decision to cease using certain office spaces. See Note 15, Leasing for further discussion.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $45.1 million, $40.7 million and $27.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. During 2023, 2022 and 2021, the Company invested significantly in its product development and hosting infrastructure to enhance its customer experience and increase the efficiency with which management deploys new products and features.
The portion of total depreciation expense related to capitalized internal-use software was $34.9 million, $29.6 million and $26.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statement of Operations.
As of December 31, 2023 and 2022, the Company had capitalized internal-use software of $60.3 million and $50.1 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

(5) Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the Company’s goodwill balance for the year ended December 31, 2023 (in thousands):

Goodwill
Balance as of December 31, 2022	$381,920
Goodwill related to acquisitions	—
Foreign currency translation adjustment	1,405
Balance as of December 31, 2023	$383,325
The Company’s goodwill balance was allocated to a single reporting unit. The Company performed its annual goodwill assessment as of October 1, 2023 and concluded that the fair value of its reporting unit was greater than its carrying amount, and therefore, no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment of its content business reporting unit to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment.
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023				As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$90,350	$(26,982)	$63,368	12	$88,996	$(19,168)	$69,828
Trade name	37,937	(9,272)	28,665	12	16,588	(7,209)	9,379
Developed technology	115,914	(61,376)	54,538	5	94,872	(35,288)	59,584
Contributor content	65,628	(27,897)	37,731	8	54,284	(20,098)	34,186
Patents	259	(165)	94	18	259	(149)	110
Total	$310,088	$(125,692)	$184,396		$254,999	$(81,912)	$173,087
Amortization expense related to the intangible assets was $42.0 million, $34.5 million and $17.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Of these amounts, $38.7 million, $32.1 million and $13.1 million are included in cost of revenue for the years ended December 31, 2023, 2022 and 2021, respectively, and $3.3 million, $2.4 million and $4.0 million are included in general and administrative expense for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $37.9 million in 2024, $27.4 million in 2025, $25.1 million in 2026, $18.8 million in 2027, $16.1 million in 2028 and $59.1 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Compensation	$75,752	$40,314
Non-income taxes	23,702	24,390
Website hosting and marketing fees	11,804	6,608
Other expenses	20,185	18,075
Total accrued expenses	$131,443	$89,387
As of December 31, 2023, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. For the year ended December 31, 2023, the Company recognized $12.5 million of severance costs associated with workforce optimizations, of which $0.3 million is reported in Cost of Revenues, $4.2 million in Sales and Marketing, $3.6 million in Product Development, and $4.4 million in General and Administrative expenses for the year ended December 31, 2023 . Of this amount, approximately $7.7 million is included within accrued expenses as of December 31, 2023 and is expected to be paid to employees over the next 12 months.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 31, 2023 and December 31, 2022, the Company had $30 million and $50 million, respectively, of outstanding borrowings under the Credit Facility. As of December 31, 2023, the Company had a remaining borrowing capacity of $67 million, net of standby letters of credit. For the year ended December 31, 2023 and 2022, the Company recognized interest expense of $1.9 million and $1.3 million, respectively.
The Credit Facility contains financial covenants and requirements restricting certain of the Company’s activities, which are usual and customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of December 31, 2023, the Company was in compliance with these covenants.

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
The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2023, the Company has not issued and has no plans to issue any shares of preferred stock.
Treasury Stock

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In October 2015, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to $100 million of its common stock and in February 2017, the Company’s Board of Directors approved an increase to the share repurchase program (collectively, the “2015 and 2017 Share Repurchase Programs”), authorizing the Company to repurchase up to an additional $100 million of its outstanding common stock. As of December 31, 2022, the Company had fully utilized its authorization for repurchases under the 2015 and 2017 Share Repurchase Programs.
In June 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100 million of its common stock. During 2023 and 2022, the Company repurchased approximately 634,500 and 983,700 shares of its common stock, respectively, at an average per share cost of $44.45 and $74.02, respectively. As of December 31, 2023, the Company had $72 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, the share repurchase program is subject to the Company having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors
As of December 31, 2023, in total the Company has repurchased approximately 4.4 million shares of its common stock under the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program at an average per-share cost of $51.74.
Dividends
On February 11, 2020, the Board of Directors approved the initiation of a quarterly cash dividend. The Company declared and paid cash dividends totaling $1.08 and $0.96 per share of common stock, or $38.7 million and $34.6 million, during the years ended December 31, 2023 and 2022, respectively.
On January 29, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on March 14, 2024 to stockholders of record at the close of business on February 29, 2024. Future declaration of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.

(9) Revenue
In the fourth quarter of 2023, management reevaluated and changed its revenue disaggregation from a sales channel categorization to a product offering categorization of Content and Data, Distribution, and Services. This new categorization is aligned with how the Company measures revenue performance. Management believes this new classification better represents the nature, amount, and timing of revenue from customer contracts, and aligned with the growth of its Data, Distribution, and Services offering.
Content: The majority of the Company’s customers license image, video, music and 3D content for commercial purposes either directly through the Company’s self-service web properties or through the Company’s dedicated sales teams. Content customers have the flexibility to purchase subscription-based plans that are paid on a monthly or annual basis. Customers are also able to license content on a transactional basis. These customers generally license content under the Company’s standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. Certain content customers also have unique content, licensing and workflow needs. These customers communication with dedicated sales professionals, service and research teams which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on the e-commerce platform.
Data, Distribution, and Services: Revenues from this offering grew significantly during 2023, and represents 16% of the full year 2023 revenue. Our Data, Distribution, and Services offerings address customer demand for products and services that are beyond our stock image, footage music and 3D model licenses. We have seen increased demand for access to our metadata for machine learning and generative artificial intelligence model training. We offer ethically sourced and licenseable metadata

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
at unique scales and quality. Our metadata customer base ranges from large technology and media companies to smaller start-up organizations.
In 2023, we completed our acquisition of Giphy, Inc. (“Giphy”). Giphy is a content platform that allows used to personalize casual conversations with GIFs, and generates billions of monthly impressions through over 14,000 API partners. We believe customers in all industries will look to use Giphy in marketing campaigns as another advertising outlet.
Our Data, Distribution, and Services offering also includes high-quality production and custom content at scale provided by Shutterstock Studios (“Studios”). Studios is a cost-effective solution for brands and agencies looking to meet their content needs and create fresh dynamic digital assets. Customers can bring an idea, and our Studios team will provide a 360-degree content creation solution. We offer a whole spectrum of services at pre-production, production and post-production stages.
The Company’s Content and Data, Distribution, and Services revenues for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Content	$737,264	$789,306	$757,470
Data, Distribution, and Services	137,323	38,520	15,945
Total Revenues	$874,587	$827,826	$773,415

Historically, the Company analyzed revenue using the E-Commerce and Enterprise sales channels. E-Commerce revenues are derived from customers who license content directly through the Company’s self-service web properties. The Enterprise revenues are derived from customers with unique content, licensing and workflow needs and engage with the Company’s sales team. The Company’s revenues using the historical E-Commerce and Enterprise disaggregation for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
E-commerce	$439,941	$501,384	$490,212
Enterprise	434,646	326,442	283,203
Total Revenues	$874,587	$827,826	$773,415
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The December 31, 2023 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $182.2 million of total revenue recognized for the year ended December 31, 2023 was reflected in deferred revenue as of December 31, 2022. In addition, as of December 31, 2023, the Company has approximately $59.6 million of contracted but unsatisfied performance obligations relating primarily to our data offering, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under either the 2012 Plan or the 2022 Plan based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$815	$567	$363
Sales and marketing	7,359	5,486	2,888
Product development	13,200	10,380	6,720
General and administrative	27,203	19,307	26,208
Total	$48,577	$35,740	$36,179
For the year ended December 31, 2023, 2022 and 2021 substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
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

2022 Omnibus Equity Incentive Plan
On June 2, 2022, the Company’s stockholders approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares (collectively, “Awards”) to employees, officers, directors, consultants and advisors of the Company. The maximum aggregate number of shares that may be issued under the 2022 Plan is 4,000,000 shares of our common stock and is subject to adjustment in connection with changes in capitalization, reorganization and change in control events. Shares subject to Awards granted under the 2022 Plan that expire unexercised or are forfeited, will become available for future grant under 2022 Plan. However, shares used to pay the exercise price of an Award or to satisfy the tax withholding obligations related to an Award will not become available for future grant under the 2022 Plan. Awards granted subsequent to June 2, 2022 were granted under the 2022 Plan.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Option Awards
The following is a summary of stock option awards (in thousands) and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2022	831	$61.32
Options exercised	(1)	40.30
Options canceled or expired	(1)	64.20
Options outstanding at December 31, 2023	829	$61.34

Options exercisable at December 31, 2023	301	$34.41
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	As of December 31,
	2023	2022
Stock options outstanding	$4,232	$5,576
Stock options exercisable	$4,232	$5,400
Stock options vested and expected to vest	$4,232	$5,576
The intrinsic value of stock options exercised for the years ended December 31, 2023, 2022 and 2021 was approximately $33 thousand, $1.1 million and $3.0 million, respectively.
No stock option awards were granted during the years ended December 31, 2023, 2022 and 2021.

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units Awards (including PRSUs)
The following table presents a summary of the Company’s RSUs activity for the year ended December 31, 2023 (in thousands):

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2022	1,717	$70.17
Units granted	1,181	65.92
Units vested	(630)	65.92
Units canceled or forfeited	(330)	75.65
Non-vested balance at December 31, 2023	1,938	$68.03

Non-vested and deferred balance at December 31, 2023	1,997	$67.49

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
As of December 31, 2023, the total unrecognized compensation charge related to the restricted stock units is approximately $78.3 million, which is expected to be recognized through fiscal 2027.

(11) Other Income / (Expense), net
The following table presents a summary of the Company’s other income / (expense) activity included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Foreign currency gain / (loss)	$879	$(1,338)	$(3,303)
Interest expense	(1,856)	(1,336)	—
Interest income / (expense) and other	4,784	87	(67)
Other income / (expense), net	$3,807	$(2,587)	$(3,370)

(12) Income Taxes
The Company’s geographical breakdown of its income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$108,013	$86,207	$104,241
Foreign	14,455	4,830	495
Income before income taxes	$122,468	$91,037	$104,736

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current provision:
Federal	$24,015	$16,891	$7,834
State and local	5,392	3,362	2,694
Foreign	8,967	5,268	4,096
Deferred provision (benefit):
Federal	(24,880)	(9,286)	(1,715)
State and local	(1,047)	(1,107)	(137)
Foreign	(248)	(194)	81
Provision for income taxes	$12,199	$14,934	$12,853

The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. income tax at federal statutory rate	21.0%	21.0%	21.0%
Tax credits	(4.2)	(3.3)	(1.8)
State and local taxes, net of federal benefit	2.2	1.6	1.6
Equity-based compensation	3.4	1.4	(0.6)
Foreign rate differential	0.4	0.8	0.5
Foreign-derived intangible income deduction	(6.4)	(8.2)	(5.5)
Uncertain tax positions	0.9	3.4	0.8
Valuation allowance	1.3	1.2	0.8
Capital loss	—	(1.7)	(4.9)
Bargain purchase gain	(8.6)	—	—
Non-deductible—other	—	0.2	0.4
Total provision for income taxes	10.0%	16.4%	12.3%

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effect of the Company’s temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Non-cash equity-based compensation	$15,922	$14,947
Intangible amortization	101	81
Accruals and reserves	6,881	6,526
Lease liabilities	8,410	10,069
Net operating losses	17,691	8,978
Other	1,850	1,648
Gross deferred tax assets	50,855	42,249
Valuation allowance	(6,841)	(4,622)
Net deferred tax assets	44,014	37,627
Deferred tax liabilities:
Right-of-use assets	(2,806)	(3,867)
Depreciation and amortization	(11,605)	(21,692)
Contingent consideration	(8,911)	—
Net deferred tax assets	$20,692	$12,068
The non-cash equity-based compensation for the Company includes a deferred tax asset of $6.2 million associated with the performance-based grant of stock options and restricted stock units to the Company’s Founder and Executive Chairman. If the performance targets are not met in the second quarter of 2024, this deferred tax asset will be reversed.
In addition, the $6.8 million valuation allowance relates to certain foreign net operating loss carryforwards, where the Company has determined that there is sufficient uncertainty regarding the future realization of these net operating losses.
The following table summarizes changes to the Company’s unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance of unrecognized tax benefits at January 1	$13,021	$10,229	$9,592
Gross additions for tax positions for prior years	399	139	—
Gross additions for tax positions for current year	1,054	2,844	795
Gross reductions for tax positions of prior years	(958)	(191)	(158)
Balance of unrecognized tax benefits at December 31	$13,516	$13,021	$10,229
The total amount of unrecognized tax benefits as of December 31, 2023 was $12.5 million, which, if recognized, would impact the Company’s effective tax rate in future periods. Unrecognized tax benefits is included within prepaid expenses and other current assets and other non-current liabilities on the Consolidated Balance Sheets. The Company has determined that it is reasonably possible that there will be a reversal of unrecognized tax benefits by as much as $6.8 million in the next fiscal year due to the expected resolution of prior year tax matters.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. Interest and penalties included in the Company’s provision for income taxes were not material in all the periods presented.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service for the tax years 2017 through 2021, and expects the examinations for these years to be concluded in the next twelve months. The Company no longer subject to U.S. federal, state, local and foreign tax examinations by tax authorities for years before 2015.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2023, the Company has $77.4 million in tax net operating loss carryforwards in U.S. and foreign tax jurisdictions which are available to reduce future income taxes and the majority of this amount relates to jurisdictions with an indefinite carryforward period.
As of December 31, 2023, the Company had approximately $32.4 million of undistributed earnings attributable to its foreign subsidiaries. The Company has no plans to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. An estimate of the associated taxes related to repatriation of these undistributed earnings is not material.

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
The following table sets forth the computation of basic and diluted net income per share for fiscal years 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$110,269	$76,103	$91,883
Shares used to compute basic net income per share	35,878	36,042	36,509
Dilutive potential common shares:
Stock options and employee stock purchase plan shares	100	155	247
Unvested restricted stock awards	264	349	568
Shares used to compute diluted net income per share	36,242	36,546	37,324
Basic net income per share	$3.07	$2.11	$2.52
Diluted net income per share	$3.04	$2.08	$2.46

Potentially dilutive shares included in the calculation	1,034	1,127	1,336
Anti-dilutive shares excluded from the calculation	944	464	6

(14) Geographic Financial Information
The following represents the Company’s geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America	$427,746	$353,197	$290,979
Europe	231,048	243,025	253,479
Rest of the world	215,793	231,604	228,957
Total revenue	$874,587	$827,826	$773,415
Included in North America is the United States which comprises approximately 46%, 40% and 34% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2023	2022
North America	$46,531	$42,266
Europe	17,695	12,079
Rest of the world	74	203
Total long-lived tangible assets	$64,300	$54,548
Included in North America is the United States, which comprises 68% and 73% of total long-lived tangible assets as of December 31, 2023 and 2022, respectively. Included in Europe is Ireland, which comprised 21% and 17% of total long-lived tangible assets as of December 31, 2023 and 2022, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(15) Leasing
The Company’s leases relate primarily to office facilities that expire on various dates from 2024 through 2029, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating lease costs, including insignificant costs related to short-term leases, were $6.4 million, $10.7 million and $10.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company made cash payments for operating leases of $10.9 million, $9.4 million and $9.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, which were included in cash flows from operating activities within the Consolidated Statements of Cash Flows. In addition, for the years ended December 31, 2023 and 2022, the Company recorded right-of-use assets of $1.9 million and $6.0 million, respectively, which were obtained in exchange for lease obligations. For the years ended December 31, 2023 and 2022, the Company’s operating leases have a weighted average remaining lease term of 4.8 years and 5.7 years, respectively, and a weighted average discount rate of 6.3%.
Balance sheet information for the Company’s leases as of December 31, 2023, is as follows:

	December 31,
(in thousands)	2023	2022
Right-of-use assets	$15,395	$17,593

Lease liabilities, current	$9,076	$8,910
Lease liabilities, non-current	29,404	35,611
Total lease liabilities	$38,480	$44,521

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its lease liabilities at December 31, 2023 are as follows (in thousands):

Reconciliation of future undiscounted lease payments to lease liabilities	Lease Commitments
Year ending December 31,
2024	10,240
2025	9,269
2026	7,299
2027	7,662
2028	7,843
Thereafter	2,615
Total undiscounted lease payments	44,928
Less: imputed interest	(6,448)
Total lease liabilities	$38,480
The Company’s most significant lease is for its headquarters in New York City, which was entered into in March 2013 and was amended in January 2016 (“ESB Lease”). As amended, the ESB Lease will expire in 2029, and the undiscounted remaining future minimum lease payments are approximately $38.9 million. The Company is also party to a letter of credit as a security deposit for this leased facility, in the amount of $3.2 million.
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

(16) Commitments and Contingencies
Other Non-Lease Obligations
As of December 31, 2023, the Company’s other unconditional cash obligations, consisting primarily of unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, are as follows:

Year Ending December 31,	Other Obligations
2024	$45,400
2025	31,600
2026	4,500
2027	200
2028	200
Thereafter	—
Total non-lease unconditional obligations	$81,900

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
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification. As of December 31, 2023, the Company has recorded no liabilities related to indemnification for loss contingencies. Additionally, the Company believes that it has the appropriate insurance coverage in place to adequately cover such indemnification obligations, if necessary.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

(17) Subsequent Events
On February 1, 2024, the Company completed its acquisition of Backgrid USA, Inc. and Backgrid London LTD (collectively, “Backgrid”) for approximately $20 million, subject to customary working capital adjustments. The purchase price was paid with existing cash on hand. Backgrid supplies media organization with real-time celebrity content, and expands the Company’s offering of editorial images and footage across celebrity, red carpet and live-events.

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
2.3		Agreement and Plan of Merger, dated as of May 10, 2022.	8-K	001-35669	2.1	May 11, 2022
2.4		Stock Purchase Agreement, dated May 22, 2023	8-K	001-35669	2.1	May 23, 2023
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Specimen Stock Certificate of the Registrant	S-3ASR	333-243706	4.1	August 10, 2020
4.2		Description of the Registrant’s Securities	10-K	001-35669	4.1	February 13, 2020
10.1(a)	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2022 Omnibus Equity Incentive Plan and Form of Award Agreement	14A	001-35669	N/A	April 21, 2022
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.5(d)	§	Amendment to Employment Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(d)	February 13, 2020
10.5(e)	§	Amendment to Severance and Change in Control Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(e)	February 13, 2020
10.6		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.7		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.8		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.9		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.10	§	Shutterstock, Inc. Director Compensation Policy	10-K	001-35669	10.1	February 26, 2019
10.11	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.12	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.13	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.14	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.15	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016
10.16	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.17	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	8-K	001-35669	10.1	February 11, 2020
10.19	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, for grants subsequent to April 2020	10-Q	001-35669	10.1	April 27, 2021

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20(a)	§	Employment Agreement, dated August 5, 2019, by and between the Company and Steven Ciardiello	8-K	001-35669	10.1	August 6, 2019
10.20(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Steven Ciardiello	10-Q	001-35669	10.4	November 5, 2019
10.21(a)	§	Employment Agreement, dated March 13, 2019, by and between the Company and Stan Pavlovsky	10-Q	001-35669	10.1	April 25, 2019
10.21(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Stan Pavlovsky	10-Q	001-35669	10.1	November 5, 2019
10.21(c)	§	Second Amendment to Employment Agreement, dated February 11, 2020, by and between Stan Pavlovsky and Shutterstock, Inc.	10-K	001-35669	10.25(c)	February 13, 2020
10.22	§	Employment Agreement, dated November 7, 2019, by and between the Company and Jarrod Yahes	8-K	001-35669	10.1	November 18, 2019
10.23(a)	§	Employment Agreement, dated November 4, 2019, between the Company and Pietro Silvio	10-Q	001-35669	10.2	July 28, 2020
10.23(b)	§	Separation Agreement and General Release, between the Company and Peter Silvio, dated September 1, 2022	8-K	001-35669	10.1	September 7, 2022
10.24	§	Employment Agreement, dated May 8, 2022, by and between the Company and Paul J. Hennessy	8-K	001-35669	10.2	May 11, 2022
10.25	§	Employment Agreement, dated January 12, 2023, by and between the Company and John Caine	8-K	001-35669	10.1	January 17, 2023
10.26		Credit Agreement, dated as of May 6, 2022, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders.	8-K	001-35669	10.1	May 11, 2022
10.27	§	2022 Nonqualified Deferred Compensation Plan	10-Q	001-35669	10.2	October 25, 2022
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	**	2023 Executive Compensation Clawback Policy
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SHUTTERSTOCK, INC.
Dated: February 26, 2024	By:	/s/ PAUL J. HENNESSY
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

Signature	Title	Date

/s/ JONATHAN ORINGER	Founder and Executive Chairman of the Board	February 26, 2024
Jonathan Oringer
/s/ PAUL J. HENNESSY	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2024
Paul J. Hennessy
/s/ JARROD YAHES	Chief Financial Officer (Principal Financial Officer)	February 26, 2024
Jarrod Yahes
/s/ STEVEN CIARDIELLO	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2024
Steven Ciardiello
/s/ RACHNA BHASIN	Director	February 26, 2024
Rachna Bhasin
/s/ DEIRDRE M. BIGLEY	Director	February 26, 2024
Deirdre M. Bigley
/s/ THOMAS R. EVANS	Director	February 26, 2024
Thomas R. Evans
/s/ ALFONSE UPSHAW	Director	February 26, 2024
Alfonse Upshaw