Form 10-Q
period 2024-03-31
Shutterstock, Inc.
filed 2024-05-02
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
As of April 26, 2024, 35,843,326 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2024

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies and our competitive position. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aims,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, our ability to continue to attract and retain customers of, and contributors to, our creative platform; competition in our industry; the effectiveness and efficiency of our marketing efforts; our ability to innovate technologically or develop, market and offer new products and services, or enhance existing technology and products and services; our ability to increase market awareness of our brand and our existing and new products and services; pricing pressure, and increased service, indemnification and working capital requirements; expansion of our operations into new products, services and technologies; the impact of worldwide economic, political and social conditions; social and ethical issues relating to the use of new and evolving technologies, such as AI; our ability to grow our revenues at historical rates; our ability to effectively expand, train, manage changes to and retain our sales force; our ability to effectively manage our growth; our ability to successfully make, integrate and maintain acquisitions and investments; risks related to our personnel; risks related to our use of independent contractors; the non-payment or late payment of amounts due to us and other payment-related risks; the potential impairment of our goodwill or intangible assets; the need to raise additional capital; risks related to our debt; our reliance on information technologies and systems and other risks related to our intellectual property and security vulnerabilities; our international operations and our continued expansion internationally; foreign exchange risk; risks related to regulatory and tax challenges;
our ability to continue to attract and retain customers of, and contributors to, our creative platform; competition in our industry; the effectiveness and efficiency of our marketing efforts; our ability to innovate technologically or develop, market and offer new products and services, or enhance existing technology and products and services; our ability to increase market awareness of our brand and our existing and new products and services; pricing pressure, and increased service, indemnification and working capital requirements; expansion of our operations into new products, services and technologies; the impact of worldwide economic, political and social conditions; social and ethical issues relating to the use of new and evolving technologies, such as AI; our ability to grow our revenues at historical rates; our ability to effectively expand, train, manage changes to and retain our sales force; our ability to effectively manage our growth; our ability to successfully make, integrate and maintain acquisitions and investments; risks related to our personnel; risks related to our use of independent contractors; the non-payment or late payment of amounts due to us and other payment-related risks; the potential impairment of our goodwill or intangible assets; the need to raise additional capital; risks related to our debt; our reliance on information technologies and systems and other risks related to our intellectual property and security vulnerabilities; our international operations and our continued expansion internationally; foreign exchange risk; risks related to regulatory and tax challenges; as well as those risks discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (our “2023 Form 10-K”) and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2023 Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Giphy,” “Shutterstock Studios,” “Shutterstock Editor,” “Shutterstock.AI,” “Creative Flow,” and “Backgrid” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$71,811	$100,490
Accounts receivable, net of allowance of $4,873 and $6,335	93,993	91,139
Prepaid expenses and other current assets	93,095	100,944
Total current assets	258,899	292,573
Property and equipment, net	63,430	64,300
Right-of-use assets	16,482	15,395
Intangible assets, net	174,868	184,396
Goodwill	402,787	383,325
Deferred tax assets, net	28,156	24,874
Other assets	83,881	71,152
Total assets	$1,028,503	$1,036,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,373	$9,108
Accrued expenses	99,212	131,443
Contributor royalties payable	61,392	54,859
Deferred revenue	198,041	203,463
Debt	30,000	30,000
Other current liabilities	34,959	23,513
Total current liabilities	432,977	452,386
Deferred tax liability, net	3,795	4,182
Lease liabilities	28,745	29,404
Other non-current liabilities	21,711	22,949
Total liabilities	487,228	508,921
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 40,013 and 39,982 shares issued and 35,603 and 35,572 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	399	399
Treasury stock, at cost; 4,410 shares as of March 31, 2024 and December 31, 2023	(228,213)	(228,213)
Additional paid-in capital	434,416	424,229
Accumulated other comprehensive loss	(13,438)	(11,974)
Retained earnings	348,111	342,653
Total stockholders’ equity	541,275	527,094
Total liabilities and stockholders’ equity	$1,028,503	$1,036,015
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$214,315	$215,280

Operating expenses:
Cost of revenue	88,204	78,163
Sales and marketing	56,236	47,527
Product development	21,051	15,406
General and administrative	32,078	33,815
Total operating expenses	197,569	174,911
Income from operations	16,746	40,369
Other income, net	3,644	1,045
Income before income taxes	20,390	41,414
Provision for income taxes	4,269	8,571
Net income	$16,121	$32,843

Earnings per share:
Basic	$0.45	$0.92
Diluted	$0.45	$0.90

Weighted average common shares outstanding:
Basic	35,591	35,856
Diluted	36,066	36,575
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net income	$16,121	$32,843
Foreign currency translation (loss) / gain	(1,464)	1,419
Other comprehensive (loss) / income	(1,464)	1,419
Comprehensive income	$14,657	$34,262

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended March 31, 2024	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2023	39,982	$399	4,410	$(228,213)	$424,229	$(11,974)	$342,653	$527,094
Equity-based compensation	—	—	—	—	11,150	—	—	11,150
Issuance of common stock in connection with employee stock option exercises and RSU vesting	52	—	—	—	—	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(21)	—	—	—	(963)	—	—	(963)
Cash dividends paid	—	—	—	—	—	—	(10,663)	(10,663)
Other comprehensive loss	—	—	—	—	—	(1,464)	—	(1,464)
Net income	—	—	—	—	—	—	16,121	16,121
Balance at March 31, 2024	40,013	$399	4,410	$(228,213)	$434,416	$(13,438)	$348,111	$541,275

Three Months Ended March 31, 2023
Balance at December 31, 2022	39,605	$396	3,776	$(200,008)	$391,482	$(15,439)	$271,051	$447,482
Equity-based compensation	—	—	—	—	8,643	—	—	8,643
Issuance of common stock in connection with employee stock option exercises and RSU vesting	144	1	—	—	1	—	—	2
Common shares withheld for settlement of taxes in connection with equity-based compensation	(59)	(1)	—	—	(4,192)	—	—	(4,193)
Cash dividends paid	—	—	—	—	—	—	(9,662)	(9,662)
Other comprehensive income	—	—	—	—	—	1,419	—	1,419
Net income	—	—	—	—	—	—	32,843	32,843
Balance at March 31, 2023	39,690	$396	3,776	$(200,008)	$395,934	$(14,020)	$294,232	$476,534
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,121	$32,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,263	18,896
Deferred taxes	(3,854)	(977)
Non-cash equity-based compensation	11,150	8,643
Bad debt expense	(1,510)	790
Unrealized gain on investments	(3,755)	—
Changes in operating assets and liabilities:
Accounts receivable	(736)	19,168
Prepaid expenses and other current and non-current assets	(11,999)	5,189
Accounts payable and other current and non-current liabilities	(20,182)	(12,716)
Contributor royalties payable	6,127	2,246
Deferred revenue	(4,325)	(7,307)
Net cash provided by operating activities	$8,300	$66,775

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,461)	(12,380)
Business combination, net of cash acquired	(19,474)	—
Cash received related to Giphy Retention Compensation	18,401	—
Acquisition of content	(994)	(3,527)
Security deposit payment	—	(30)
Net cash used in investing activities	$(16,528)	$(15,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	3
Cash paid related to settlement of employee taxes related to RSU vesting	(7,966)	(11,008)
Payment of cash dividends	(10,663)	(9,662)
Repayment of credit facility	—	(50,000)
Net cash used in financing activities	$(18,629)	$(70,667)

Effect of foreign exchange rate changes on cash	(1,822)	507
Net decrease in cash and cash equivalents	(28,679)	(19,322)

Cash and cash equivalents, beginning of period	100,490	115,154
Cash and cash equivalents, end of period	$71,811	$95,832

Supplemental Disclosure of Cash Information:
Cash paid / (received) for income taxes	$2,901	$(5,150)
Cash paid for interest	509	428
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
In addition, customers have needs that are beyond traditional content license products and services. These include (i) licenses to metadata associated with the Company’s images, footage, music tracks and 3D models through the Company’s data offering, (ii) distribution and advertising services from the Company’s Giphy business, which consists of GIFs (graphics interchange format visuals) that serve as a critical ingredient in text- and message- based conversations and in contextual advertising settings, (iii) specialized solutions for high-quality content matched with production tools and services through Shutterstock Studios and (iv) other tailored white-glove services (collectively, the Company’s “Data, Distribution, and Services” offerings).
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
On February 1, 2024, the Company acquired Backgrid USA, Inc. and Backgrid London, Ltd. (collectively “Backgrid”). Backgrid supplies media organizations with real-time celebrity content. See Note 3 Acquisitions.
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
The interim Consolidated Balance Sheet as of March 31, 2024, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 are unaudited. The Consolidated Balance Sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of March 31, 2024, and

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2024 and 2023. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 26, 2024. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.
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
For certain Data, Distribution, and Services transactions, the Company has $52.2 million of unbilled receivables of which $25.4 million are recorded in Accounts Receivable and $26.8 million are recorded in Other Assets, as of March 31, 2024.
During the three months ended March 31, 2024, the Company recorded bad debt recovery of $1.5 million. As of March 31, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was approximately $4.9 million and $6.3 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, approximately $7.8 million and $16.0 million of financing receivables, respectively, were included in accounts receivable and other assets on the Consolidated Balance Sheets.
In addition, as of March 31, 2024, one customer accounted for approximately 18% of the accounts receivable balance and as of December 31, 2023, two customers accounted for a total of 29% of the accounts receivable balance.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2024 and December 31, 2023, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
Revenue Recognition
A significant portion of the Company’s revenue is earned from the license of content. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of March 31, 2024 or December 31, 2023, except as noted below.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Long-term Investments
Investment in Meitu, Inc. (“Meitu”)
In 2018, the Company invested $15.0 million in convertible preferred shares issued by ZCool Technologies Limited (“ZCool”) (the “Preferred Shares”). ZCool’s primary business is the operation of an e-commerce platform in the People’s Republic of China (the “PRC”) whereby customers can pay to license content contributed by creative professionals. ZCool and its affiliates have been the exclusive distributor of Shutterstock content in China since 2014. The Company used the measurement alternative and the investment in ZCool was reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which is recorded in Other income, net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment will be recorded at fair value on a recurring basis, with changes in fair value being recorded in Other income, net in the Consolidated Statement of Operations. Its fair value level hierarchy and amount at March 31, 2024 are as follows:

As of March 31, 2024
Hierarchy Level:	Fair Value
Level 1	$18,755
Other Long-Term Investment
As of March 31, 2024 and December 31, 2023, the Company also had a long-term investment in an equity security with no readily determinable fair value totaling $5.0 million. The Company uses the measurement alternative for fair value and the investment’s carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
Equity Contract
In connection with its Data, Distribution, and Services business, as part of the consideration for a customer data deal sale, the Company received a forward contract (the “Equity Contract”) for the right to receive a variable number of equity shares for a fixed value from the customer. The Company estimated the value of the Equity Contract to be $11.8 million, which is included in the overall customer contract transaction price. In addition, the Equity Contract is recorded in Other Assets in the Consolidated Balance Sheet and will be carried at cost and evaluated for impairment at each reporting date.

(3) Acquisitions
Backgrid
On February 1, 2024, the Company completed its acquisition of all of the outstanding shares of Backgrid USA, Inc. and Backgrid London LTD, (collectively, “Backgrid”), for approximately $20 million, subject to customary working capital adjustments. The total purchase price was paid with existing cash on hand. In connection with the acquisition, the Company incurred approximately $1.5 million of transaction costs in total, which are included in general and administrative expenses on the Consolidated Statements of Operations.
Backgrid supplies media organizations with real-time celebrity content. The Company believes this acquisition expands Shutterstock Editorial’s Newsroom offering of editorial images and footage across celebrity, red carpet and live-events.
The identifiable intangible assets, trademark and developed technology, have useful lives of approximately 10 years and 5 years, respectively. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.
The Backgrid transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business has been included in the Company’s results of operations from the acquisition date. The fair value of consideration

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

transferred in this business combination has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible asset of this acquisition is being amortized on a straight-line basis. The fair value of the trademark and developed technology was determined using the excess earnings and relief-from-royalty methods.
The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Backgrid
Cash and cash equivalents	$1,718
Accounts receivable	732
Other assets	77
Intangible assets:
Trade name	300
Developed technology	900
Intangible assets	1,200
Goodwill	19,843
Total assets acquired	$23,570

Contributor royalties payable	(849)
Accrued expenses	(1,302)
Deferred tax liability	(271)
Total liabilities assumed	(2,422)
Net assets acquired	$21,148
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
In January 2023, the United Kingdom Competition and Markets Authority (the “CMA”) issued its final order requiring Meta to divest its ownership of Giphy, which Meta acquired in 2020. In connection with the closing of the acquisition, whose terms were preapproved by the CMA, the Company and Meta entered into a transitional services agreement (the “TSA”) pursuant to which Meta is responsible for certain costs related to retention of Giphy employees, including (i) recurring salary, bonus, and benefits through August 2024, which would be $35.6 million if all employees are retained through August 2024, and (ii) nonrecurring items, totaling $87.9 million, comprised of one-time employment inducement bonuses and the cash value of unvested Meta equity awards (collectively, the “Giphy Retention Compensation”) and certain costs related to technology and integration expenses, totaling $30 million to be paid in $1.25 million monthly installments through May 2025.

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
(unaudited)

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
Upon closing of the acquisition, the Company also entered into an agreement with Meta whereby the Company will provide Meta with access to Giphy content that is displayed through an API for a period of two years. The Company determined that the API arrangement represents a transaction separate from the business combination and was priced below market. Therefore, the Company allocated $30 million of the purchase price to these services, which represents the step-up to fair market value. This amount has been recognized in deferred revenue and will be recognized as revenue over-time as the API is provided.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The aggregate purchase price for this acquisition has been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Giphy
Cash and cash equivalents	$4,030
Prepaid expenses and other current assets	1,416
Right of use assets	1,243
Intangible assets:
Trade name	21,000
Developed technology	19,500
Intangible assets	40,500
Deferred tax asset	1,463
Other assets	1,647
Total assets acquired	$50,299

Accounts payable, accrued expenses and other liabilities	(4,949)
Lease liability	(1,090)
Total liabilities assumed	(6,039)
Net assets acquired	$44,260
Net purchase price	(6,001)
Bargain purchase gain	$50,261
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

The Company recognized a non-taxable bargain purchase gain of $50.3 million, representing the excess of the fair value of the net assets acquired in addition to the net consideration to be received from Meta. The bargain purchase gain is the result of the CMA’s regulatory order requiring Meta’s divestiture of Giphy and the Giphy Retention Compensation payments. In connection with the acquisition, the Company incurred approximately $3.0 million of transaction costs, which are included in general and administrative expenses on the Consolidated Statements of Operations.
As of March 31, 2024, Shutterstock’s receivable of $65.5 million, is against an escrow fully funded by Meta. $48.7 million and $16.8 million are included within Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheet.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three months ended March 31, 2024 and 2023, respectively, as if the Backgrid acquisition had been completed on January 1, 2023, and as if the the Giphy acquisition had been completed on January 1, 2022, after giving effect to certain purchase accounting adjustments, primarily related to Giphy Retention Compensation - non-recurring, intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Three Months Ended March 31,
	2024	2023
Revenue
As Reported	$214,315	$215,280
Pro Forma	215,259	224,066
Income before income taxes
As Reported	$20,390	$41,414
Pro Forma	23,030	28,764

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
Computer equipment and software	$317,244	$308,473
Furniture and fixtures	10,823	10,829
Leasehold improvements	19,316	19,153
Property and equipment	347,383	338,455
Less accumulated depreciation	(283,953)	(274,155)
Property and equipment, net	$63,430	$64,300
Depreciation and amortization expense related to property and equipment was $10.3 million and $9.1 million for the three months ended March 31, 2024 and 2023, respectively. Of these amounts, $9.9 million and $8.7 million are included in cost of revenue for the three months ended March 31, 2024 and 2023, respectively, and $0.4 million and $0.5 million are included in general and administrative expense for the three months ended March 31, 2024 and 2023, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $9.0 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $9.6 million and $8.4 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of March 31, 2024 and December 31, 2023, the Company had capitalized internal-use software of $59.6 million and $60.3 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the three months ended March 31, 2024.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the three months ended March 31, 2024 (in thousands):

Goodwill
Balance as of December 31, 2023	$383,325
Goodwill related to acquisitions	$19,843
Foreign currency translation adjustment	(381)
Balance as of March 31, 2024	$402,787
Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024				As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$89,832	$(28,664)	$61,168	12	$90,350	$(26,982)	$63,368
Trade name	38,142	(9,855)	28,287	12	37,937	(9,272)	28,665
Developed technology	116,354	(67,737)	48,617	5	115,914	(61,376)	54,538
Contributor content	66,590	(29,884)	36,706	8	65,628	(27,897)	37,731
Patents	259	(169)	90	18	259	(165)	94
Total	$311,177	$(136,309)	$174,868		$310,088	$(125,692)	$184,396
Amortization expense was $11.0 million and $9.8 million for the three months ended March 31, 2024 and 2023, respectively. Of these amounts, $10.0 million and $9.2 million are included in cost of revenue for the three months ended March 31, 2024 and 2023, respectively, and $1.0 million and $0.6 million are included in general and administrative expense for the three months ended March 31, 2024 and 2023, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $27.0 million for the remaining nine months of 2024, $27.5 million in 2025, $25.2 million in 2026, $19.0 million in 2027, $16.5 million in 2028, $15.3 million in 2029 and $44.3 million thereafter.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Compensation	$44,268	$75,752
Non-income taxes	24,175	23,702
Website hosting and marketing fees	11,222	11,804
Other expenses	19,547	20,185
Total accrued expenses	$99,212	$131,443
As of March 31, 2024, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. Approximately $1.8 million and $7.7 million of severance costs associated with workforce optimization is included within accrued expenses as of March 31, 2024 and December 31, 2023, respectively.

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
As of March 31, 2024 and December 31, 2023, the Company had $30 million of outstanding borrowings under the Credit Facility. As of March 31, 2024, the Company had a remaining borrowing capacity of $67 million, net of standby letters of credit. For the three months ended March 31, 2024, the Company recognized interest expense of $0.6 million.
The Credit Facility contains financial covenants and requirements restricting certain of the Company’s activities, which are usual and customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of March 31, 2024, the Company was in compliance with these covenants.

(8) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 31,000 and 85,000 shares of common stock during the three months ended March 31, 2024 and 2023, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
Treasury Stock
In June 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100 million of its common stock.
The Company expects to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, the 2023 Share Repurchase Program is subject to the Company having available cash to fund repurchases. Under the 2023 Share Repurchase Program, share repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of March 31, 2024, the Company has repurchased approximately 4.4 million shares of common stock under the 2023 Share Repurchase Program at an average per-share cost of $51.74. During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock. As of March 31, 2024, the Company had $71.8 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
Dividends
The Company declared and paid cash dividends of $0.30 and $0.27 per share of common stock, or $10.7 million and $9.7 million during the three months ended March 31, 2024 and 2023, respectively.
On April 22, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on June 13, 2024 to stockholders of record at the close of business on May 30, 2024. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements,

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$224	$184
Sales and marketing	2,011	604
Product development	2,285	2,448
General and administrative	6,630	5,407
Total	$11,150	$8,643
For the three months ended March 31, 2024 and 2023, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Stock Option Awards
During the three months ended March 31, 2024, no options to purchase shares of its common stock were granted. As of March 31, 2024, there were approximately 299,000 options vested and exercisable with a weighted average exercise price of $34.14.
Restricted Stock Unit Awards
During the three months ended March 31, 2024, the Company had RSU grants, net of forfeitures, of approximately 71,000. As of March 31, 2024, there are approximately 1,958,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $66.45. As of March 31, 2024, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $64.6 million, which is expected to be recognized through 2028.
During the three months ended March 31, 2024 and 2023, shares of common stock with an aggregate value of $1.0 million and $4.2 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
On April 1, 2024, the Company granted approximately 1,422,000 RSUs with a grant date fair value of $61 million.

(9) Revenue
The Company distributes its products through two primary offerings:
Content: The majority of the Company’s customers license image, video, music and 3D content for commercial purposes either directly through the Company’s self-service web properties or through the Company’s dedicated sales teams. Content customers have the flexibility to purchase subscription-based plans that are paid on a monthly or annual basis. Customers are also able to license content on a transactional basis. These customers generally license content under the Company’s standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. Certain content customers also have unique content, licensing and workflow needs. These customers communicate with dedicated sales professionals, service and research teams which provide a number of tailored enhancements to their creative workflows including non-

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on the e-commerce platform.
Data, Distribution, and Services: The Company’s Data, Distribution, and Services offerings address customer demand for products and services that are beyond the stock image, footage music and 3D model licenses. These offerings include access to the Company’s metadata for machine learning and generative artificial intelligence model training and high-quality production and custom content at scale provided by Shutterstock Studios.
The Company’s revenues by product offering for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Content	$173,830	$193,984
Data, Distribution, and Services	40,485	21,296
Total Revenue	$214,315	$215,280
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The March 31, 2024 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $82.7 million of total revenue recognized for the three months ended March 31, 2024 was reflected in deferred revenue as of December 31, 2023. In addition, as of March 31, 2024, the Company has approximately $60.1 million of contracted but unsatisfied performance obligations relating primarily to our data deal offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period.

(10) Other Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Foreign currency (loss) / gain	$(592)	$1,111
Interest expense	(562)	(231)
Interest income, unrealized gain on investments, and other	4,798	165
Total other income	$3,644	$1,045

(11) Income Taxes
The Company’s effective tax rates were 20.9% and 20.7% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the net effect of discrete items increased the effective tax rate by 1.5%. Excluding these items, the Company’s effective tax rate would have been 19.4% for the three months ended March 31, 2024.
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
During the three months ended March 31, 2024 and 2023, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three months ended March 31, 2024 and 2023.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2024, the Company had net cash taxes paid of $2.9 million and during the three months ended March 31, 2023, the Company had net cash taxes refunded of $5.2 million.

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
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$16,121	$32,843
Shares used to compute basic net income per share	35,591	35,856
Dilutive potential common shares
Stock options	84	153
Unvested restricted stock awards	391	566
Shares used to compute diluted net income per share	36,066	36,575
Basic net income per share	$0.45	$0.92
Diluted net income per share	$0.45	$0.90

Dilutive shares included in the calculation	1,357	1,691
Anti-dilutive shares excluded from the calculation	665	176

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(13) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2024	2023
North America	$110,427	$99,140
Europe	55,400	59,034
Rest of the world	48,488	57,106
Total revenue	$214,315	$215,280
The United States, included in North America in the above table, accounted for 49% and 43% of consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of March 31,	As of December 31,
	2024	2023
North America	$45,509	$46,531
Europe	17,859	17,695
Rest of the world	62	74
Total long-lived tangible assets	$63,430	$64,300
The United States, included in North America in the above table, accounted for 67% and 68% of total long-lived tangible assets as of March 31, 2024 and December 31, 2023, respectively. Ireland, included in Europe in the above table, accounted for 22% and 21% of total long-lived tangible assets as of March 31, 2024 and December 31, 2023, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(14) Commitments and Contingencies
As of March 31, 2024, the Company had total non-lease obligations in the amount of approximately $73.9 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2024, the Company’s non-lease obligations for the remainder of 2024 and for the years ending December 31, 2025, and 2026 were approximately $37.1 million, $32.1 million, and $4.6 million, respectively.
Legal Matters
From time to time, the Company may become party to litigation in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of occurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company reviews reserves, if any, at least quarterly and may change the amount of any such reserve in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and threats of litigation, investigations and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company currently has no material active litigation matters and, accordingly, no material reserves related to litigation.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the three months ended March 31, 2024, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.
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

(15) Subsequent Events
Share Purchase Agreement
On May 1, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire all of the outstanding shares (the “Acquisition”) of Envato Pty Ltd. (“Envato”). The consideration payable for the Acquisition, after customary working capital and other adjustments, will be approximately $245 million. The purchase price will be funded through a newly established credit facility. Envato is an Australian based company that provides an on-line marketplace for creative digital assets. The Company believes the Acquisition will expand its offerings across customers and products. The acquisition is anticipated to close in the third quarter, subject to regulatory approvals and other customary closing conditions.
Commitment Letter

On May 1, 2024, in connection with the execution of the Purchase Agreement, the Company entered into a commitment letter (the “Debt Commitment Letter”) with Bank of America, N.A., BofA Securities, Inc., Citibank, N.A., Wells Fargo Bank, N.A. and Citizens Bank, N.A. (collectively, the “Commitment Parties”). The Debt Commitment Letter provides that the Commitment Parties have agreed to provide the Company with debt financing in connection with the Acquisition comprised of (i) a senior unsecured term loan facility in an aggregate principal amount of $125.0 million and (ii) a senior unsecured revolving credit facility in an aggregate principal amount of $250.0 million. The funding of the debt financing pursuant to the Debt Commitment Letter is contingent on the satisfaction of certain conditions set forth therein, including negotiation and execution of the definitive debt financing agreement contemplated by the Debt Commitment Letter and the Acquisition being consummated substantially contemporaneously with the initial funding of the debt financing. The proceeds from the debt financing will be used by the Company: (i) to finance the consideration, and related transaction costs, due in connection with the Acquisition, (ii) to repay certain existing indebtedness and (iii) for general corporate purposes of the Company and its subsidiaries.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our 2023 Form 10-K.
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above. See also the “Risk Factors” disclosures contained in our 2023 Form 10-K for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
Overview and Recent Developments
Shutterstock, Inc. (referred to herein as the “Company”, “we,” “our,” and “us”) is a leading global creative platform connecting brands and businesses to high quality content.
Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to our web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage our platform to assist with the entire creative process from ideation through creative execution.
Digital content licensed to our customers for their creative needs includes images, footage, music, and 3D models (our “Content” offering). Our Content revenues represent the majority of our business and are supported by our searchable creative platform and driven by our large contributor network.
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
Over 2.1 million active, paying customers contributed to our revenue for the twelve-month period ended March 31, 2024.
Our Content Offering
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
On February 1, 2024, we acquired Backgrid USA, Inc. and Backgrid London, Ltd. (collectively “Backgrid”). Backgrid supplies media organizations with real-time celebrity content.
Our Data, Distribution, and Services Offering:
Our Data, Distribution, and Services offering addresses customer demand for products and services that are beyond our Content licenses. These products and services include, among other things, the use of our metadata, leveraging our Giphy, Inc. platform, and customized Shutterstock Studios offerings.
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
Acquisition of Envato Pty Ltd.
Share Purchase Agreement
On May 1, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) to acquire all of the outstanding shares (the “Acquisition”) of Envato Pty Ltd. (“Envato”). The consideration payable for the Acquisition, after customary working capital and other adjustments, will be approximately $245 million. The purchase price will be funded through a newly established credit facility. Envato is an Australian based company that provides an on-line marketplace for creative digital assets. The Company believes the Acquisition will expand its offerings across customers and products. The acquisition is anticipated to close in the third quarter, subject to regulatory approvals and other customary closing conditions.

Debt Commitment Letter
On May 1, 2024, in connection with the execution of the Purchase Agreement, the Company entered into a commitment letter (the “Debt Commitment Letter”) with Bank of America, N.A., BofA Securities, Inc., Citibank, N.A., Wells Fargo Bank, N.A. and Citizens Bank, N.A. (collectively, the “Commitment Parties”). The Debt Commitment Letter provides that the Commitment Parties have agreed to provide the Company with debt financing in connection with the Acquisition comprised of (i) a senior unsecured term loan facility in an aggregate principal amount of $125.0 million and (ii) a senior unsecured revolving credit facility in an aggregate principal amount of $250.0 million. The funding of the debt financing pursuant to the Debt Commitment Letter is contingent on the satisfaction of certain conditions set forth therein, including negotiation and execution of the definitive debt financing agreement contemplated by the Debt Commitment Letter and the Acquisition being consummated substantially contemporaneously with the initial funding of the debt financing. The proceeds from the debt financing will be used by the Company: (i) to finance the consideration, and related transaction costs, due in connection with the Acquisition, (ii) to repay certain existing indebtedness and (iii) for general corporate purposes of the Company and its subsidiaries.

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
Subscribers, subscriber revenue and average revenue per customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Pond5 and Splash News beginning May 2023. These metrics exclude the respective counts and revenues from Giphy and Backgrid.
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
Paid Downloads
We define paid downloads as the number of downloads that our customers make in a given period of our content. Paid downloads exclude content related to our Studios business, downloads of content that are offered to customers for no charge (including our free trials), and metadata delivered through our data deal offering. Measuring the number of paid downloads that our customers make in a given period is important because it is a measure of customer engagement on our platform and triggers the recognition of revenue and contributor royalties.
Revenue per Download
We define revenue per download as the amount of revenue recognized in a given period divided by the number of paid downloads in that period excluding revenue from our Studios business, revenue that is not derived from or associated with content licenses and revenue associated with our data deal offering. This metric captures any changes in our pricing, including changes resulting from the impact of competitive pressures, as well as the mix of licensing options that our customers choose, some of which generate more revenue per download than others, and the impact that changes in foreign currency rates have on our pricing. Changes in revenue per download are primarily driven by the introduction of new product offerings, changes in product and sales channel mix and customer utilization of our products.
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

The following table summarizes our key operating metrics, which are unaudited, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Subscribers (end of period)[1]	499,000	559,000
Subscriber revenue (in millions)[1]	$83.9	$90.6

Average revenue per customer (last twelve months)[1]	$418	$356
Paid downloads (in millions)	35.0	42.7
Revenue per download	$4.97	$4.41
Content in our collection (end of period, in millions):
Images	832	731
Footage clips	56	48
___________________________________________________
1 Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Pond5 and Splash News beginning May 2023. These metrics exclude the respective counts and revenues from our acquisitions of Giphy and Backgrid.

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
A description of our critical accounting policies that involve significant management judgments appears in our 2023 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
See Note 1 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. There have been no material changes to our critical accounting estimates as compared to our critical accounting policies and estimates included in our 2023 Form 10-K.

Key Components of Our Results of Operations
Revenue
We distribute our product offerings through two primary channels:
Content: The majority of our customers license image, video, music and 3D content for commercial purposes either directly through our self-service web properties or through our dedicated sales teams. Content customers have the flexibility to purchase subscription-based plans that are paid on a monthly or annual basis. Customers are also able to license content on a transactional basis. These customers generally license content under our standard or enhanced licenses, with additional licensing options available to meet customers’ individual needs. Certain content customers also have unique content, licensing and workflow needs. These customers communication with dedicated sales professionals, service and research teams which provide a number of tailored enhancements to their creative workflows including non-standard licensing rights, multi-seat access, ability to pay on credit terms, multi-brand licensing packages, increased indemnification protection and content licensed for use-cases outside of those available on the e-commerce platform.
Data, Distribution, and Services: Our Data, Distribution, and Services offering addresses customer demand for products and services that are beyond our stock image, footage music and 3D model licenses. We have seen increased demand for access to our metadata for machine learning and generative artificial intelligence model training. We offer ethically sourced and licenseable metadata at unique scales and quality. Our metadata customer base ranges from large technology and media companies to smaller start-up organizations.
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
The Company’s revenues by distribution channel for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Content	$173,830	$193,984
Data, Distribution, and Services	40,485	21,296
Total Revenues	$214,315	$215,280

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
Other Income, Net. Other income, net consists of non-operating costs such as foreign currency transaction gains and losses, in addition to unrealized gains and losses on investments and interest income and expense.
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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Consolidated Statements of Operations:
Revenue	$214,315	$215,280
Operating expenses:
Cost of revenue	88,204	78,163
Sales and marketing	56,236	47,527
Product development	21,051	15,406
General and administrative	32,078	33,815
Total operating expenses	197,569	174,911
Income from operations	16,746	40,369
Other income, net	3,644	1,045
Income before income taxes	20,390	41,414
Provision for income taxes	4,269	8,571
Net income	$16,121	$32,843

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	41%	36%
Sales and marketing	26%	22%
Product development	10%	7%
General and administrative	15%	16%
Total operating expenses	92%	81%
Income from operations	8%	19%
Other income, net	2%	—%
Income before income taxes	10%	19%
Provision for income taxes	2%	4%
Net income	8%	15%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended March 31, 2024 and 2023
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$214,315	$215,280	$(965)	—%
Operating expenses:
Cost of revenue	88,204	78,163	10,041	13
Sales and marketing	56,236	47,527	8,709	18
Product development	21,051	15,406	5,645	37
General and administrative	32,078	33,815	(1,737)	(5)
Total operating expenses	197,569	174,911	22,658	13
Income from operations	16,746	40,369	(23,623)	(59)
Other income, net	3,644	1,045	2,599	249
Income before income taxes	20,390	41,414	(21,024)	(51)
Provision for income taxes	4,269	8,571	(4,302)	(50)
Net income	$16,121	$32,843	$(16,722)	(51)%

Revenue
Revenue for the three months ended March 31, 2024 was in-line with revenue for the three months ended March 31, 2023, declining by $1.0 million. Revenue was not impacted on a constant currency basis in the three months ended March 31, 2024, compared to the same period in 2023.
The Company’s Content revenues decreased by 10%, to $173.8 million in the three months ended March 31, 2024, compared to the same period in 2023. The decline in our Content revenues was primarily driven by weakness in new customer acquisition.
The Company’s Data, Distribution, and Services revenues increased by 90%, to $40.5 million in the three months ended March 31, 2024, compared to the same period in 2023. The increase in Data, Distribution, and Services revenues was primarily driven by growth in our data offering, which grew 73% in the three months ended March 31, 2024 compared to the same period in 2023.
In the three months ended March 31, 2024 and 2023, we delivered 35.0 million and 42.7 million paid downloads, respectively, and our revenue per download was $4.97 and $4.41 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the decline in paid downloads is attributed to the decline in the Content business.
Changes in our revenue by region were as follows: revenue from North America increased by $11.3 million, or 11%, to $110.4 million, revenue from Europe decreased by $3.6 million, or 6%, to $55.4 million and revenue from outside Europe and North America decreased by $8.6 million, or 15%, to $48.5 million, in the three months ended March 31, 2024 compared to the same period in 2023.

Costs and Expenses
Cost of Revenue. Cost of revenue increased by $10.0 million, or 13% to $88.2 million in the three months ended March 31, 2024 compared to the same period in 2023. This increase was primarily driven by: (i) higher costs associated with website hosting, hardware and software licenses; (ii) higher employee-related costs, and; (iii) increased depreciation and amortization expense. These increases relate to expenses associated with the Giphy and Backgrid acquisitions, which are not in the first quarter 2023 expenses. The Giphy employee-related costs were comprised of $2.5 million of recurring Giphy Retention Compensation and $0.7 million of non-recurring Giphy Retention Compensation. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.

Sales and Marketing. Sales and marketing expenses increased by $8.7 million, or 18%, to $56.2 million in the three months ended March 31, 2024 compared to the same period in 2023. As a percentage of revenue, sales and marketing expenses increased to 26% for the three months ended March 31, 2024, from 22% for the same period in 2023. This was primarily driven by $5.5 million increase in marketing spend for brand and performance-based marketing. In addition, for the three months ended March 31, 2024, sales and marketing expenses included higher commissions and bonus related expenses. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses increased by $5.6 million, or 37%, to $21.1 million in the three months ended March 31, 2024 compared to the same period in 2023. The increase in product development was primarily driven by Giphy employee-related costs comprised of $2.7 million of recurring Giphy Retention Compensation and $4.3 million of non-recurring Giphy Retention Compensation, offset by declines in software and outside consultant expenses. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses decreased by $1.7 million, or 5%, to $32.1 million in the three months ended March 31, 2024 compared to the same period in 2023. This decrease was driven primarily by reductions in compensation related expenses and a recovery in bad debt expense, offset by increases in professional fees associated with the acquisition of Backgrid and Envato, and Giphy employee-related expenses. The recurring Giphy Retention Compensation was $0.6 million and the non-recurring Giphy Retention Compensation was $1.6 million for the three months ended March 31, 2024.
Other Income, Net. In the three months ended March 31, 2024, other income, net was primarily driven by $3.8 million of unrealized gains related to our investment in Meitu, Inc. In the first quarter of 2024, we exchanged our investment in ZCool Technologies Limited with Meitu, Inc. for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which is recorded in Other income, net in the Consolidated Statement of Operations. In addition, other income, net had $1.0 million of interest income, $0.6 million of unfavorable unrealized foreign currency losses and $0.6 million of interest expense related to our credit facility. During the three months ended March 31, 2023, other income, net substantially consisted of $1.1 million of favorable unrealized foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense decreased by $4.3 million for the three months ended March 31, 2024, compared to the same period in 2023. Our effective tax rates were 20.9% and 20.7% for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024, the net effect of discrete items increased the effective tax rate by 1.5%. Excluding discrete items, our effective tax rate would have been 19.4% for the three months ended March 31, 2024.
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

Quarterly Trends
Our operating results may fluctuate from quarter to quarter as a result of a variety of factors, including the effects of some seasonal trends in customer behavior, timing of acquisitions and the timing of revenue recognition associated with data deal partnerships. For example, we expect that certain customers’ usage may decrease at times during the third quarter of each calendar year due to the summer vacation season and may increase at times during the fourth quarter of each calendar year as demand is generally higher to support marketing campaigns in advance of the fourth quarter holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth trajectory may have overshadowed these effects to date.
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

Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents totaling $71.8 million which consisted primarily of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our credit facility, which was obtained on May 6, 2022.
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
Dividends
We declared and paid cash dividends of $0.30 per share of common stock, or $10.7 million during the three months ended March 31, 2024.
On April 22, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on June 13, 2024 to stockholders of record at the close of business on May 30, 2024. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
Share Repurchase Program
In June 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100 million of our common stock.
We expect to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our 2023 Share Repurchase Program is subject to us having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares of our common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of March 31, 2024, we have repurchased approximately 4.4 million shares of our common stock under the 2023 Share Repurchase Program at an average per-share cost of $51.74. During the three months ended March 31, 2024, we did not repurchase shares of our common stock. As of March 31, 2024, we had $71.8 million of remaining authorization for repurchases under the 2023 Share Repurchase Program.
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
As of March 31, 2024 and December 31, 2023, we had $30 million of outstanding borrowings under the Credit Facility. As of March 31, 2024, we had a remaining borrowing capacity of $67 million, net of standby letters of credit. For the three months ended March 31, 2024, cash interest paid was not significant.
The Credit Facility contains financial covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of March 31, 2024, we are in compliance with these covenants.

Sources and Uses of Funds
We believe, based on our current operating plan, that our cash and cash equivalents, and cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our longer-term liquidity is contingent upon future operating performance. Future capital expenditures will generally relate to the functionality of our current platform, the acquisition of additional storage, servers, network connectivity hardware, security apparatus and software, leasehold improvements and furniture and fixtures related to office expansion and relocation, content and general corporate infrastructure.
As of March 31, 2024, we had approximately $74 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of March 31, 2024, we had approximately $45 million in operating lease obligations with lease payments extending through 2029.
See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of March 31, 2024.
Cash Flows
The following table summarizes our cash flow data for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$8,300	$66,775
Net cash used in investing activities	$(16,528)	$(15,937)
Net cash used in financing activities	$(18,629)	$(70,667)
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
Net cash provided by operating activities was $8.3 million for the three months ended March 31, 2024, compared to Net cash provided by operating activities of $66.8 million for the three months ended March 31, 2023. In the three months ended March 31, 2024, operating cash flows were unfavorably impacted from payments of year-end bonuses and commissions, which are typical first quarter cash outflows. In addition, operating cash flows for the three months ended March 31, 2024 were unfavorably impacted by the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows.
Operating cash flows for the three months ended March 31, 2023 were favorably impacted from an increase in operating income and changes in the timing of cash collections from data deal customers, which had large receivable balances at the end of 2022, and lower payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2024 was $16.5 million, consisting primarily of (i) $19.5 million used in the acquisition of Backgrid, net of cash acquired, (ii) capital expenditures of $14.5 million for internal-use software and website development costs and purchases of software and equipment, and (iii) $1.0 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by (i) $18.4 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the three months ended March 31, 2023 was $15.9 million, consisting primarily of (i) capital expenditures of $12.4 million for internal-use software and website development costs and purchases of software and equipment, and (ii) $3.5 million paid to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2024 was $18.6 million, consisting of (i) $10.7 million, related to the payment of the quarterly cash dividend, and (ii) $8.0 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards.

Cash used in financing activities in the three months ended March 31, 2023 was $70.7 million, consisting of (i) $50.0 million used for the repayment of our Credit Facility; (ii) $9.7 million related to the payment of the quarterly cash dividend; and (iii) $11.0 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards.

Non-GAAP Financial Measures
To supplement our consolidated financial statements presented in accordance with the accounting principles generally accepted in the United States, or GAAP, our management considers certain financial measures that are not prepared in accordance with GAAP, collectively referred to as non-GAAP financial measures, including adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by product offering) on a constant currency basis (expressed as a percentage), and adjusted free cash flow. These non-GAAP financial measures are included solely to provide investors with additional information regarding our financial results and are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

	Three Months Ended March 31,
	2024	2023
Non-GAAP Financial Measures (in thousands):
Adjusted EBITDA	$55,977	$69,764
Adjusted net income	$40,640	$47,134
Adjusted free cash flow	$11,246	$50,868
Revenue growth on a constant currency basis	—%	10%

These non-GAAP financial measures have not been calculated in accordance with GAAP, should be considered only in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP measures. In addition, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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
Management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow are useful to investors because these measures enable investors to analyze Shutterstock’s operating results on the same basis as that used by management. Additionally, management believes that adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to Shutterstock’s underlying operating performance and revenue growth (including by product offering) on a constant currency basis (expressed as a percentage), provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s operating performance. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing Shutterstock’s financial reporting. Management believes that adjusted free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in internal-use software and website development costs to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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
Our method for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted common share, revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow, as well as a reconciliation of the differences between adjusted EBITDA, adjusted net income, revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow, and the most comparable financial measures calculated and presented in accordance with GAAP, is presented below.
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the three months ended March 31, 2024, the Company also incurred $7.1 million, of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and are not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, unrealized gains on investments, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023

Net income	$16,121	$32,843
Add / (less) Non-GAAP adjustments:
Depreciation and amortization	21,263	18,896
Non-cash equity-based compensation	11,150	8,643
Giphy Retention Compensation Expense - non-recurring	6,829	—
Other adjustments, net(1)	(3,655)	811
Provision for income taxes	4,269	8,571
Adjusted EBITDA	$55,977	$69,764

Revenue	$214,315	$215,280
Net income margin	7.5%	15.3%
Adjusted EBITDA margin	26.1%	32.4%
_______________________________________________________________________________
(1)Other adjustments, net includes unrealized foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, unrealized gains on investments, and interest income and expense.

Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, Giphy Retention Compensation Expense - non-recurring, unrealized gains on investments, and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
	(in thousands)

Net income	$16,121	$32,843
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	11,150	8,643
Tax effect of non-cash equity-based compensation(1)	(2,620)	(2,031)
Acquisition-related amortization expense(2)	9,163	8,158
Tax effect of acquisition-related amortization expense(1)	(2,153)	(1,917)
Giphy Retention Compensation Expense - non-recurring	6,829	—
Tax effect of Giphy Retention Compensation Expense - non-recurring	(1,605)	—
Other	3,755	1,856
Tax effect of other(1)	—	(418)
Adjusted net income	$40,640	$47,134

Net income per diluted common share	$0.45	$0.90
Adjusted net income per diluted common share	$1.13	$1.29

Weighted average diluted shares	36,066	36,575
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)Of these amounts, $8.2 million and $7.5 million are included in cost of revenue for the three months ended March 31, 2024 and 2023, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.
Revenue Growth (including by product offering) on a Constant Currency Basis
We define revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended March 31,
	2024	2023

Reported revenue (in thousands)	$214,315	$215,280
Revenue growth	—%	8%
Revenue growth on a constant currency basis	—%	10%

Content reported revenue (in thousands)	$173,830	$193,984
Content revenue growth	(10)%	(1)%
Content revenue growth on a constant currency basis	(10)%	1%

Data, Distribution, and Services reported revenue (in thousands)	$40,485	$21,296
Data, Distribution, and Services revenue growth	90%	436%
Data, Distribution, and Services revenue growth on a constant currency basis	90%	437%

Adjusted Free Cash Flow
We define adjusted free cash flow as our cash provided by operating activities, adjusted for capital expenditures, content acquisition and cash received related to Giphy Retention Compensation in connection with the acquisition of Giphy.
The following is a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flow information:	(in thousands)
Net cash provided by operating activities	$8,300	$66,775
Net cash used in investing activities	$(16,528)	$(15,937)
Net cash used in financing activities	$(18,629)	$(70,667)

Adjusted free cash flow:
Net cash provided by operating activities	$8,300	$66,775
Capital expenditures	(14,461)	(12,380)
Content acquisitions	(994)	(3,527)
Cash received related to Giphy Retention Compensation	18,401	—
Adjusted Free Cash Flow	$11,246	$50,868

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 28% and 30% for the three months ended March 31, 2024 and 2023, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the three months ended March 31, 2024, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended March 31,
	2024		2023
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$33,280	€30,709	$35,975	€33,634
British pounds	14,321	£11,359	14,068	£11,437
All other non-U.S. currencies(1)	13,183		14,371
Total foreign currency	60,784		64,414

U.S. dollar	153,531		150,866
Total revenue	$214,315		$215,280
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
Amounts borrowed under our Credit Facility accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on our consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on our consolidated leverage ratio. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of March 31, 2024.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2024, there were no material changes to these risk factors as described in our 2023 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 4.        Mine Safety Disclosures.
None.

Item 5.    Other Information.
(c) Insider Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1#	Shutterstock, Inc. Director Compensation Policy
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: May 2, 2024	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: May 2, 2024	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)