Form 10-Q
period 2024-06-30
Shutterstock, Inc.
filed 2024-08-06
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
As of August 2, 2024, 35,418,308 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2024

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$74,871	$100,490
Accounts receivable, net of allowance of $4,616 and $6,335	97,442	91,139
Prepaid expenses and other current assets	68,534	100,944
Total current assets	240,847	292,573
Property and equipment, net	63,069	64,300
Right-of-use assets	15,392	15,395
Intangible assets, net	164,508	184,396
Goodwill	402,774	383,325
Deferred tax assets, net	23,779	24,874
Other assets	93,497	71,152
Total assets	$1,003,866	$1,036,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,545	$9,108
Accrued expenses	96,910	131,443
Contributor royalties payable	65,705	54,859
Deferred revenue	186,522	203,463
Debt	30,000	30,000
Other current liabilities	42,649	23,513
Total current liabilities	432,331	452,386
Deferred tax liability, net	3,744	4,182
Lease liabilities	26,433	29,404
Other non-current liabilities	20,946	22,949
Total liabilities	483,454	508,921
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 40,286 and 39,982 shares issued and 35,359 and 35,572 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	402	399
Treasury stock, at cost; 4,927 and 4,410 shares as of June 30, 2024 and December 31, 2023	(248,805)	(228,213)
Additional paid-in capital	441,497	424,229
Accumulated other comprehensive loss	(13,754)	(11,974)
Retained earnings	341,072	342,653
Total stockholders’ equity	520,412	527,094
Total liabilities and stockholders’ equity	$1,003,866	$1,036,015
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$220,053	$208,840	$434,368	$424,120

Operating expenses:
Cost of revenue	91,254	84,416	179,458	162,579
Sales and marketing	51,881	48,392	108,117	95,919
Product development	19,859	29,218	40,910	44,624
General and administrative	36,393	38,099	68,471	71,914
Total operating expenses	199,387	200,125	396,956	375,036
Income from operations	20,666	8,715	37,412	49,084
Bargain purchase gain	—	41,940	—	41,940
Other (expense) / income, net	(4,106)	726	(462)	1,771
Income before income taxes	16,560	51,381	36,950	92,795
Provision for income taxes	12,935	1,368	17,204	9,939
Net income	$3,625	$50,013	$19,746	$82,856

Earnings per share:
Basic	$0.10	$1.39	$0.55	$2.31
Diluted	$0.10	$1.37	$0.55	$2.27

Weighted average common shares outstanding:
Basic	35,697	36,047	35,644	35,952
Diluted	35,982	36,406	36,023	36,490
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$3,625	$50,013	$19,746	$82,856
Foreign currency translation (loss) / gain	(316)	(111)	(1,780)	1,308
Other comprehensive (loss) / income	(316)	(111)	(1,780)	1,308
Comprehensive income	$3,309	$49,902	$17,966	$84,164

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) / Income	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended June 30, 2024	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2024	40,013	$399	4,410	$(228,213)	$434,416	$(13,438)	$348,111	$541,275
Equity-based compensation	—	—	—	—	14,976	—	—	14,976
Issuance of common stock in connection with employee stock option exercises and RSU vesting	449	5	—	—	(5)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(176)	(2)	—	—	(7,890)	—	—	(7,892)
Repurchase of treasury shares	—	—	517	(20,592)	—	—	—	(20,592)
Cash dividends paid	—	—	—	—	—	—	(10,664)	(10,664)
Other comprehensive loss	—	—	—	—	—	(316)	—	(316)
Net income	—	—	—	—	—	—	3,625	3,625
Balance at June 30, 2024	40,286	$402	4,927	$(248,805)	$441,497	$(13,754)	$341,072	$520,412

Three Months Ended June 30, 2023
Balance at March 31, 2023	39,690	$396	3,776	$(200,008)	$395,934	$(14,020)	$294,232	$476,534
Equity-based compensation	—	—	—	—	14,943	—	—	14,943
Issuance of common stock in connection with employee stock option exercises and RSU vesting	317	3	—	—	(3)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(123)	(1)	—	—	(8,146)	—	—	(8,147)
Repurchase of treasury shares	—	—	80	(4,000)	—	—	—	(4,000)
Cash dividends paid	—	—	—	—	—	—	(9,725)	(9,725)
Other comprehensive loss	—	—	—	—	—	(111)	—	(111)
Net income	—	—	—	—	—	—	50,013	50,013
Balance at June 30, 2023	39,884	$398	3,856	$(204,008)	$402,728	$(14,131)	$334,520	$519,507

Six Months Ended June 30, 2024
Balance at December 31, 2023	39,982	$399	4,410	$(228,213)	$424,229	$(11,974)	$342,653	$527,094
Equity-based compensation	—	—	—	—	26,126	—	—	26,126
Issuance of common stock in connection with employee stock option exercises and RSU vesting	501	5	—	—	(5)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(197)	(2)	—	—	(8,853)	—	—	(8,855)
Repurchase of treasury shares	—	—	517	(20,592)	—	—	—	(20,592)
Cash dividends paid	—	—	—	—	—	—	(21,327)	(21,327)
Other comprehensive loss	—	—	—	—	—	(1,780)	—	(1,780)
Net income	—	—	—	—	—	—	19,746	19,746
Balance at June 30, 2024	40,286	$402	4,927	$(248,805)	$441,497	$(13,754)	$341,072	$520,412

Six Months Ended June 30, 2023
Balance at December 31, 2022	39,605	$396	3,776	$(200,008)	$391,482	$(15,439)	$271,051	$447,482
Equity-based compensation	—	—	—	—	23,586	—	—	23,586
Issuance of common stock in connection with employee stock option exercises and RSU vesting	461	4	—	—	(2)	—	—	2
Common shares withheld for settlement of taxes in connection with equity-based compensation	(182)	(2)	—	—	(12,338)	—	—	(12,340)
Repurchase of treasury shares	—	—	80	(4,000)	—	—	—	(4,000)
Cash dividends paid	—	—	—	—	—	—	(19,387)	(19,387)
Other comprehensive income	—	—	—	—	—	1,308	—	1,308
Net income	—	—	—	—	—	—	82,856	82,856
Balance at June 30, 2023	39,884	$398	3,856	$(204,008)	$402,728	$(14,131)	$334,520	$519,507
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,746	$82,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,696	38,102
Deferred taxes	503	(146)
Non-cash equity-based compensation	26,126	23,586
Bad debt expense	(1,772)	1,025
Bargain purchase gain	—	(41,940)
Unrealized (gain) / loss on investments, net	(131)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,879)	5,709
Prepaid expenses and other current and non-current assets	(25,299)	(29,834)
Accounts payable and other current and non-current liabilities	(16,899)	(4,144)
Contributor royalties payable	10,688	1,822
Deferred revenue	(15,514)	19,553
Net cash provided by operating activities	$36,265	$96,589

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,536)	(22,870)
Business combination, net of cash acquired	(19,474)	(53,721)
Cash received related to Giphy Retention Compensation	36,522	15,752
Acquisition of content	(1,821)	(5,252)
Security deposit payment	82	(37)
Net cash used in investing activities	$(8,227)	$(66,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of treasury shares	(20,592)	(4,000)
Proceeds from exercise of stock options	—	3
Cash paid related to settlement of employee taxes related to RSU vesting	(8,859)	(14,545)
Payment of cash dividends	(21,327)	(19,387)
Proceeds from credit facility	—	30,000
Repayment of credit facility	—	(50,000)
Net cash used in financing activities	$(50,778)	$(57,929)

Effect of foreign exchange rate changes on cash	(2,879)	(540)
Net decrease in cash and cash equivalents	(25,619)	(28,008)

Cash and cash equivalents, beginning of period	100,490	115,154
Cash and cash equivalents, end of period	$74,871	$87,146

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$12,560	$6,795
Cash paid for interest	1,005	429
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
The interim Consolidated Balance Sheet as of June 30, 2024, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 are unaudited. The Consolidated Balance Sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of June 30, 2024, and its

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three and six months ended June 30, 2024 and 2023. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other future annual or interim period.
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
For certain Data, Distribution, and Services transactions, the Company has $69.9 million of unbilled receivables of which $38.0 million are recorded in Accounts Receivable and $31.9 million are recorded in Other Assets, as of June 30, 2024.
During the six months ended June 30, 2024, the Company recorded bad debt recovery of $1.8 million. As of June 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was approximately $4.6 million and $6.3 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, approximately $12.6 million and $16.0 million of financing receivables, respectively, were included in accounts receivable and other assets on the Consolidated Balance Sheets.
In addition, as of June 30, 2024 and December 31, 2023, two customers accounted for approximately 29% of the accounts receivable balance.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2024 and December 31, 2023, the Company’s combined allowance for chargebacks and sales refunds was $0.4 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
For customers making electronic payments, collectability is probable at the time the order or contract is entered. A significant portion of the Company’s customers purchase products by making electronic payments with a credit card at the time of the transaction. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms. Collectability for customers who pay on credit terms allowing for payment beyond the date at which service commences, is based on a credit evaluation for certain new customers and transaction history with existing customers.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of June 30, 2024 or December 31, 2023, except as noted below.
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
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which is recorded in Other (expense) / income, net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment is recorded at fair value on a recurring basis, with changes in fair value being recorded in Other (expense) / income, net in the Consolidated Statement of Operations. Its fair value level hierarchy and amount at June 30, 2024 are as follows:

As of June 30, 2024
Hierarchy Level:	Fair Value
Level 1	$15,130
Other Long-Term Investments
In connection with its Data, Distribution, and Services business, the Company may receive equity instruments in addition to cash for revenue contract consideration. As of June 30, 2024, the Company has $23.8 million recorded in Other Assets in the Consolidated Balance Sheet from equity instruments received. There were no customer equity instruments recorded at December 31, 2023. The Company estimated the value of these equity instruments based on issuers’ recent market transactions. The Company will use the measurement alternative for fair value since the equity instruments do not have a readily determinable fair value and will report the instruments at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
As of June 30, 2024 and December 31, 2023, the Company also had a long-term investment in an equity security with no readily determinable fair value totaling $5.0 million. The Company uses the measurement alternative for fair value and the investment’s carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
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
As of June 30, 2024, Shutterstock’s receivable of $43.7 million, is against an escrow fully funded by Meta. $31.5 million and $12.2 million are included within Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheet.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three and six months ended June 30, 2024 and 2023, respectively, as if the Backgrid acquisition had been completed on January 1, 2023, and as if the Giphy acquisition had been completed on January 1, 2022, after giving effect to certain purchase accounting adjustments, primarily related to Giphy Retention Compensation - non-recurring, intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
As Reported	$220,053	$208,840	$434,368	$424,120
Pro Forma	220,053	217,626	435,312	441,692
Income before income taxes
As Reported	$16,560	$51,381	$36,950	$92,795
Pro Forma	18,164	15,793	41,194	44,557

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2024	As of December 31, 2023
Computer equipment and software	$326,551	$308,473
Furniture and fixtures	10,901	10,829
Leasehold improvements	19,887	19,153
Property and equipment	357,339	338,455
Less accumulated depreciation	(294,270)	(274,155)
Property and equipment, net	$63,069	$64,300

Depreciation expense related to property and equipment was $10.4 million and $9.1 million for the three months ended June 30, 2024 and 2023, respectively, and $20.7 million and $18.2 million for the six months ended June 30, 2024 and 2023, respectively. Cost of revenues included depreciation expense of $10.0 million and $8.7 million for the three months ended June 30, 2024 and 2023, respectively, and $19.9 million and $17.3 million for the six months ended June 30, 2024 and 2023, respectively. General and administrative expense included depreciation expense of $0.4 million for the three months ended June 30, 2024 and 2023, and $0.8 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $9.6 million and $11.3 million for the three months ended June 30, 2024 and 2023, respectively, and $18.6 million and $21.6 million for the six months ended June 30, 2024 and 2023, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $9.8 million and $8.4 million for the three months ended June 30, 2024 and 2023, respectively, and $19.4 million and $16.8 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of June 30, 2024 and December 31, 2023, the Company had capitalized internal-use software of $59.5 million and $60.3 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the six months ended June 30, 2024.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the six months ended June 30, 2024 (in thousands):

Goodwill
Balance as of December 31, 2023	$383,325
Goodwill related to acquisitions	19,843
Foreign currency translation adjustment	(394)
Balance as of June 30, 2024	$402,774

Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024				As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$89,734	$(30,471)	$59,263	12	$90,350	$(26,982)	$63,368
Trade name	38,132	(10,483)	27,649	12	37,937	(9,272)	28,665
Developed technology	116,296	(74,315)	41,981	5	115,914	(61,376)	54,538
Contributor content	67,424	(31,895)	35,529	8	65,628	(27,897)	37,731
Patents	259	(173)	86	18	259	(165)	94
Total	$311,845	$(147,337)	$164,508		$310,088	$(125,692)	$184,396

Amortization expense was $11.0 million and $10.1 million for the three months ended June 30, 2024 and 2023, respectively, and $22.0 million and $19.9 million for the six months ended June 30, 2024 and 2023, respectively. Cost of revenue included amortization expense of $10.0 million and $9.4 million for the three months ended June 30, 2024 and 2023, respectively, and $20.0 million and $18.6 million for the six months ended June 30, 2024 and 2023, respectively. General and administrative expense included amortization expense of $1.0 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $2.0 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $16.1 million for the remaining six months of 2024, $27.6 million in 2025, $25.3 million in 2026, $19.1 million in 2027, $16.5 million in 2028, $15.4 million in 2029 and $44.5 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Compensation	$45,782	$75,752
Non-income taxes	23,329	23,702
Website hosting and marketing fees	8,612	11,804
Other expenses	19,187	20,185
Total accrued expenses	$96,910	$131,443
As of June 30, 2024 and December 31, 2023, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. Approximately $1.2 million and $7.7 million of severance costs associated with workforce optimization is included within accrued expenses as of June 30, 2024 and December 31, 2023, respectively.

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
As of June 30, 2024 and December 31, 2023, the Company had $30 million of outstanding borrowings under the Credit Facility. As of June 30, 2024, the Company had a remaining borrowing capacity of $68 million, net of standby letters of credit. For the three and six months ended June 30, 2024, the Company recognized interest expense of $0.6 million and $1.1 million, respectively.
The Credit Facility contains financial covenants and requirements restricting certain of the Company’s activities, which are usual and customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of June 30, 2024, the Company was in compliance with these covenants.

(8) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 273,000 and 194,000 shares of common stock during the three months ended June 30, 2024 and 2023, respectively, related to the exercise of stock options and the vesting of Restricted Stock Units.
Treasury Stock
In June 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100 million of its common stock.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company expects to fund future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, the 2023 Share Repurchase Program is subject to the Company having available cash to fund repurchases. Under the 2023 Share Repurchase Program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
As of June 30, 2024, the Company has repurchased approximately 4.9 million shares of common stock under the 2023 Share Repurchase Program at an average per-share cost of $50.49. During the three and six months ended June 30, 2024, the Company repurchased approximately 517,000 shares of common stock at an average cost of $39.83 under the 2023 Share Repurchase Program. During the three and six months ended June 30, 2023, the Company repurchased approximately 80,400 shares of its common stock at an average cost of $49.78 under the 2023 Share Repurchase Program. As of June 30, 2024, the Company had $51.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
Dividends
The Company declared and paid cash dividends of $0.30 and $0.60 per share of common stock, or $10.7 million and $21.3 million during the three and six months ended June 30, 2024, respectively, and $0.27 and $0.54 per share of common stock, or $9.7 million and $19.4 million, during the three and six months ended June 30, 2023, respectively.
On July 22, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on September 12, 2024 to stockholders of record at the close of business on August 29, 2024. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
Equity-Based Compensation
The Company recognizes stock-based compensation expense for all equity-based compensation awards, including employee Restricted Stock Units and Performance-based Restricted Stock Units (“PRSUs” and, collectively with Restricted Stock Units, “RSUs”) and stock options, based on the fair value of each award on the grant date. Awards granted prior to June 1, 2022 were granted under the Company’s Amended and Restated 2012 Omnibus Equity Incentive Plan (the “2012 Plan”). At the Annual Meeting held on June 2, 2022, the Company’s stockholders approved the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). Awards granted subsequent to June 2, 2022 were granted under the 2022 Plan. At the Annual Meeting held on June 6, 2024, the Company’s stockholders approved the Amended and Restated 2022 Omnibus Equity Incentive Plan (the “2022 Amended and Restated Plan”). Awards granted subsequent to June 6, 2024 were granted under the 2022 Amended and Restated Plan.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$300	$306	$524	$490
Sales and marketing	3,167	2,487	5,178	3,091
Product development	4,171	4,221	6,456	6,669
General and administrative	7,338	7,929	13,968	13,336
Total	$14,976	$14,943	$26,126	$23,586
For the three and six months ended June 30, 2024 and 2023, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Stock Option Awards
During the six months ended June 30, 2024, no options to purchase shares of its common stock were granted. As of June 30, 2024, there were approximately 299,000 options vested and exercisable with a weighted average exercise price of $34.14.
Restricted Stock Unit Awards
During the six months ended June 30, 2024, the Company had RSU grants, net of forfeitures, of approximately 1,519,000. As of June 30, 2024, there are approximately 2,956,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $53.13. As of June 30, 2024, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $108.3 million, which is expected to be recognized through 2028.
During the six months ended June 30, 2024 and 2023, shares of common stock with an aggregate value of $8.9 million and $12.3 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s revenues by product offering for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Content	$169,951	$186,963	$343,781	$380,947
Data, Distribution, and Services	50,102	21,877	90,587	43,173
Total Revenue	$220,053	$208,840	$434,368	$424,120
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The June 30, 2024 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $131.1 million of total revenue recognized for the six months ended June 30, 2024 was reflected in deferred revenue as of December 31, 2023. In addition, as of June 30, 2024, the Company has approximately $91.8 million of contracted but unsatisfied performance obligations relating primarily to our data deal offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period.

(10) Other (Expense) / Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency (loss) / gain	$(1,268)	$551	$(1,860)	$1,662
Interest expense	(561)	(493)	(1,123)	(724)
Interest income, unrealized gain / (loss) on investments, and other	(2,277)	668	2,521	833
Total other (expense) / income, net	$(4,106)	$726	$(462)	$1,771

(11) Income Taxes
The Company’s effective tax rates yielded a net expense of 78.1% and 2.7% for the three months ended June 30, 2024 and 2023, respectively, and a net expense of 46.6% and 10.7% for the six months ended June 30, 2024 and 2023, respectively.
During the three and six months ended June 30, 2024, the net effect of discrete items increased the effective tax rate by 59.7% and 27.6%, respectively. The discrete items for the three and six months ended June 30, 2024 relate to shortfalls on equity award vestings and a one-time charge of $6.3 million related to the reversal of a deferred tax asset resulting from the expiration of equity awards granted to the Company’s Founder and Executive Chairman. Excluding discrete items, the Company’s effective tax rate would have been 18.4% and 19.0% for the three and six months ended June 30, 2024, respectively.
During the three and six months ended June 30, 2023, the net effect of discrete items decreased the effective tax rate by 13.6% and 7.1%, respectively. The discrete items for the three and six months ended June 30, 2023, relate to the non-taxable bargain purchase gain associated with the acquisition of Giphy. Excluding discrete items, the Company’s effective tax rate would have been 16.3% and 17.8% for the three and six months ended June 30, 2023, respectively.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding a loss jurisdiction with no tax benefit and the application of discrete items, if any, in the applicable period.
During the three and six months ended June 30, 2024 and 2023, uncertain tax positions recorded by the Company were not significant. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2024 and 2023.
During the six months ended June 30, 2024 and 2023, the Company paid net cash taxes of $12.6 million and $6.8 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$3,625	$50,013	$19,746	$82,856
Shares used to compute basic net income per share	35,697	36,047	35,644	35,952
Dilutive potential common shares
Stock options	49	119	66	136
Unvested restricted stock awards	236	240	313	402
Shares used to compute diluted net income per share	35,982	36,406	36,023	36,490
Basic net income per share	$0.10	$1.39	$0.55	$2.31
Diluted net income per share	$0.10	$1.37	$0.55	$2.27

Dilutive shares included in the calculation	1,051	1,112	1,204	1,400
Anti-dilutive shares excluded from the calculation	1,992	1,041	1,329	611

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(13) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$120,120	$96,202	$230,547	$195,342
Europe	53,373	58,413	108,773	117,447
Rest of the world	46,560	54,225	95,048	111,331
Total revenue	$220,053	$208,840	$434,368	$424,120
The United States, included in North America in the above table, accounted for 50% and 43% of consolidated revenue for the six months ended June 30, 2024 and 2023, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of June 30,	As of December 31,
	2024	2023
North America	$44,752	$46,531
Europe	18,248	17,695
Rest of the world	69	74
Total long-lived tangible assets	$63,069	$64,300
The United States, included in North America in the above table, accounted for 67% and 68% of total long-lived tangible assets as of June 30, 2024 and December 31, 2023, respectively. Ireland, included in Europe in the above table, accounted for 22% and 21% of total long-lived tangible assets as of June 30, 2024 and December 31, 2023, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(14) Commitments and Contingencies
As of June 30, 2024, the Company had total non-lease obligations in the amount of approximately $68.7 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2024, the Company’s non-lease obligations for the remainder of 2024 and for the years ending December 31, 2025, and 2026 were approximately $28.7 million, $34.3 million, and $5.7 million, respectively.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the six months ended June 30, 2024, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.
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

(15) Subsequent Events
Envato Acquisition
On July 22, 2024, the Company completed its previously announced acquisition of Envato Pty Ltd. (“Envato”) pursuant to a Share Purchase Agreement (the “Purchase Agreement”) entered into on May 1, 2024, pursuant to which the Company purchased all of the issued and outstanding capital stock of Envato. The aggregate consideration paid by the Company, after customary working capital and other adjustments in accordance with the terms of the Purchase Agreement, was $250 million. We are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition.

Amended and Restated Credit Facility

The Envato acquisition was funded through an amended and restated credit agreement (the “A&R Credit Agreement”), which was entered into among the Company, as borrower, certain direct and indirect subsidiaries of the Company as guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders. The A&R Credit Agreement provides for a five-year (i) senior unsecured term loan facility (the “Term Loan”) in an aggregate principal amount of $125.0 million and (ii) senior unsecured revolving credit facility (the “Revolver”) in an aggregate principal amount of $250.0 million. The A&R Credit Agreement provides for a letter of credit subfacility and a swingline facility.

At the Company’s option, loans under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread adjustment of 0.100%.

On July 22, 2024, the Company borrowed $280 million under the A&R Credit Agreement, of which $125 million was funded from the Term Loan and $155 million funded from the Revolver.

The A&R Credit Agreement contains customary affirmative and negative covenants, including, without limitation, covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the A&R Credit Agreement. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The A&R Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, inaccuracy of representations and warranties, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the Administrative Agent on behalf of the lenders may require immediate payment of all obligations under the A&R Credit Agreement and may exercise certain other rights and remedies provided for under the A&R Credit Agreement, the other loan documents and applicable law. Under certain circumstances, a default interest rate will apply to certain obligations during the existence of an event of default under the A&R Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate.

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
Over 1.9 million active, paying customers contributed to our revenue for the twelve-month period ended June 30, 2024.
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
Acquisition of Backgrid USA, Inc. and Backgrid London LTD
On February 1, 2024, the Company completed its acquisition of all of the outstanding shares of Backgrid USA, Inc. and Backgrid London LTD, (collectively, “Backgrid”), for approximately $20 million, subject to customary working capital adjustments. The total purchase price was paid with existing cash on hand. Backgrid supplies media organizations with real-time celebrity content. The Company believes this acquisition expands Shutterstock Editorial’s Newsroom offering of editorial images and footage across celebrity, red carpet and live-events.
Acquisition of Envato Pty Ltd.
On July 22, 2024, the Company completed its previously announced acquisition of Envato Pty Ltd. (“Envato”) pursuant to a Share Purchase Agreement (the “Purchase Agreement”) entered into on May 1, 2024, pursuant to which the Company purchased all of the issued and outstanding capital stock of Envato. The aggregate consideration paid by the Company, after customary working capital and other adjustments in accordance with the terms of the Purchase Agreement, was $250 million. We are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition.
The addition of Envato:
•Complements Shutterstock’s existing offering with Envato Elements, a leading unlimited multi-asset subscription offering,
•Expands Shutterstock’s reach within faster growing audiences such as freelancers, hobbyists, small businesses and agencies,
•Increases Shutterstock’s Content revenue from video, audio, graphics, fonts and templates,
•Bolsters Shutterstock’s content library with 10 million images, 6 million videos, 1 million audio clips, 0.5 million templates and 0.2 million graphics & fonts, and
•Further diversifies Shutterstock into new content types including code & web themes, product mock-ups, fonts and templates (e.g. Slides, PowerPoint, Keynote, WordPress, video, designs for social posts, gaming, podcasts and print-on-demand).

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

The following table summarizes our key operating metrics, which are unaudited, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Subscribers (end of period)[1]	490,000	556,000	490,000	556,000
Subscriber revenue (in millions)[1]	$80.3	$87.4	$164.2	$178.0

Average revenue per customer (last twelve months)[1]	$434	$374	$434	$374
Paid downloads (in millions)	33.4	38.5	68.4	81.2
Revenue per download	$5.09	$4.71	$5.03	$4.56
Content in our collection (end of period, in millions):
Images	837	734	837	734
Footage clips	58	50	58	50
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
The Company’s revenues by distribution channel for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Content	$169,951	$186,963	$343,781	$380,947
Data, Distribution, and Services	50,102	21,877	90,587	43,173
Total Revenues	$220,053	$208,840	$434,368	$424,120

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Consolidated Statements of Operations:
Revenue	$220,053	$208,840	$434,368	$424,120
Operating expenses:
Cost of revenue	91,254	84,416	179,458	162,579
Sales and marketing	51,881	48,392	108,117	95,919
Product development	19,859	29,218	40,910	44,624
General and administrative	36,393	38,099	68,471	71,914
Total operating expenses	199,387	200,125	396,956	375,036
Income from operations	20,666	8,715	37,412	49,084
Bargain purchase gain	—	41,940	—	41,940
Other (expense) / income, net	(4,106)	726	(462)	1,771
Income before income taxes	16,560	51,381	36,950	92,795
Provision for income taxes	12,935	1,368	17,204	9,939
Net income	$3,625	$50,013	$19,746	$82,856

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	41%	40%	41%	38%
Sales and marketing	24%	23%	25%	23%
Product development	9%	14%	9%	11%
General and administrative	17%	18%	16%	17%
Total operating expenses	91%	96%	91%	88%
Income from operations	9%	4%	9%	12%
Bargain purchase gain	—%	20%	—%	10%
Other (expense) / income, net	(2)%	—%	—%	—%
Income before income taxes	8%	25%	9%	22%
Provision for income taxes	6%	1%	4%	2%
Net income	2%	24%	5%	20%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended June 30, 2024 and 2023
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$220,053	$208,840	$11,213	5%
Operating expenses:
Cost of revenue	91,254	84,416	6,838	8
Sales and marketing	51,881	48,392	3,489	7
Product development	19,859	29,218	(9,359)	(32)
General and administrative	36,393	38,099	(1,706)	(4)
Total operating expenses	199,387	200,125	(738)	—
Income from operations	20,666	8,715	11,951	137
Bargain purchase gain	—	41,940	(41,940)	*
Other (expense) / income, net	(4,106)	726	(4,832)	(666)
Income before income taxes	16,560	51,381	(34,821)	(68)
Provision for income taxes	12,935	1,368	11,567	846
Net income	$3,625	$50,013	$(46,388)	(93)%

Revenue
Revenue increased by $11.2 million, or 5%, to $220.1 million for the three months ended June 30, 2024, compared to the same period in 2023. On a constant currency basis, revenue increased approximately 6% in the three months ended June 30, 2024, compared to the same period in 2023.
The Company’s Content revenues decreased by 9%, to $170.0 million in the three months ended June 30, 2024, compared to the same period in 2023. The decline in our Content revenues was driven by weakness in new customer acquisition.
In the three months ended June 30, 2024 and 2023, we delivered 33.4 million and 38.5 million paid downloads, respectively, and our revenue per download was $5.09 and $4.71 for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, the decline in paid downloads is attributed to the decline in the Content business.
The Company’s Data, Distribution, and Services revenues increased by 129%, to $50.1 million in the three months ended June 30, 2024, compared to the same period in 2023. The increase in Data, Distribution, and Services revenues was driven by growth in our data offering, which grew 119% in the three months ended June 30, 2024 compared to the same period in 2023.
Changes in our revenue by region were as follows: revenue from North America increased by $23.9 million, or 25%, to $120.1 million, revenue from Europe decreased by $5.0 million, or 9%, to $53.4 million and revenue from outside Europe and North America decreased by $7.7 million, or 14%, to $46.6 million, in the three months ended June 30, 2024 compared to the same period in 2023.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $6.8 million to $91.3 million in the three months ended June 30, 2024 compared to the same period in 2023. This increase was driven by: (i) higher costs associated with website hosting, hardware and software licenses; (ii) increased depreciation and amortization expense driven by our recent acquisitions; and (iii) increased royalty and content costs. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.
Sales and Marketing. Sales and marketing expenses increased by $3.5 million, or 7%, to $51.9 million in the three months ended June 30, 2024 compared to the same period in 2023. As a percentage of revenue, sales and marketing expenses increased to 24% for the three months ended June 30, 2024, from 23% for the same period in 2023. This was driven by a $3.2 million increase in employee-related costs (of which there was a $1.1 million increase from recurring Giphy Retention Compensation expenses and a $0.5 million decrease from non-recurring Giphy Retention Compensation expenses), and a $0.5 million increase in outside consultant expenses, partially offset by a $1.5 million decrease in marketing spend for brand and performance-based marketing. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $9.4 million to $19.9 million in the three months ended June 30, 2024 compared to the same period in 2023. The decrease in product development was driven by an $8.6 million decrease in employee-related costs (of which there was a $1.2 million increase from recurring Giphy Retention Compensation expenses and a $7.8 million decrease from non-recurring Giphy Retention Compensation expenses), and a $0.9 million decrease in outside consultant expenses. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses decreased by $1.7 million to $36.4 million in the three months ended June 30, 2024 compared to the same period in 2023. This decrease was driven by a $3.4 million decrease in employee-related costs (of which there was a $0.4 million increase from recurring Giphy Retention Compensation expenses and a $2.0 million decrease from non-recurring Giphy Retention Compensation expenses), offset by a $1.0 million increase in professional fees. In the second quarter of 2024, our transaction related acquisition costs were $3.1 million, compared to transaction related acquisition costs of $3.0 million in the second quarter of 2023.
Bargain Purchase Gain. In the three months ended June 30, 2023, we recognized a bargain purchase gain of $41.9 million related to the acquisition of Giphy, which represents the excess of the fair value of the net assets acquired in addition to the net negative purchase price.
Other (Expense) / Income, Net. In the three months ended June 30, 2024, other (expense) / income, net was driven by $3.6 million of unrealized losses related to our investment in Meitu, Inc. In addition, other (expense) / income, net had $1.3 million of interest income, $1.3 million of unfavorable unrealized foreign currency losses and $0.6 million of interest expense related to our credit facility. During the three months ended June 30, 2023, other (expense) / income, net substantially consisted of $0.7 million of interest income and $0.6 million of favorable unrealized foreign currency fluctuations, partially offset by $0.5 million of interest expense related to our credit facility. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $11.6 million for the three months ended June 30, 2024, compared to the same period in 2023. Our effective tax rates were 78.1% and 2.7% for the three months ended June 30, 2024 and 2023, respectively.
For the three months ended June 30, 2024, the net effect of discrete items increased the effective tax rate by 59.7%. The discrete items for the three months ended June 30, 2024 relate to shortfalls on equity award vestings and a one-time charge of $6.3 million related to the reversal of a deferred tax asset resulting from the expiration of equity awards granted to the Company’s Founder and Executive Chairman. Excluding discrete items, our effective tax rate would have been 18.4% for the three months ended June 30, 2024.
For the three months ended June 30, 2023, the net effect of discrete items decreased the effective tax rate by 13.6%. The discrete items for the three months ended June 30, 2023 relate to the non-taxable bargain purchase gain associated with the acquisition of Giphy. Excluding discrete items, our effective tax rate would have been 16.3% for the three months ended June 30, 2023.
As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$434,368	$424,120	$10,248	2%
Operating expenses:
Cost of revenue	179,458	162,579	16,879	10%
Sales and marketing	108,117	95,919	12,198	13%
Product development	40,910	44,624	(3,714)	(8)%
General and administrative	68,471	71,914	(3,443)	(5)%
Total operating expenses	396,956	375,036	21,920	6%
Income from operations	37,412	49,084	(11,672)	(24)%
Bargain purchase gain	—	41,940	(41,940)	*
Other (expense) / income, net	(462)	1,771	(2,233)	(126)%
Income before income taxes	36,950	92,795	(55,845)	(60)%
Provision for income taxes	17,204	9,939	7,265	73%
Net income	$19,746	$82,856	$(63,110)	(76)%
*Not meaningful

Revenue
Revenue increased by $10.2 million, or 2%, to $434.4 million in the six months ended June 30, 2024 compared to the same period in 2023. On a constant currency basis, revenue increased approximately 3% in the six months ended June 30, 2024, compared to the same period in 2023.
The Company’s Content revenues decreased by 10%, to $343.8 million in the six months ended June 30, 2024, compared to the same period in 2023. On a constant currency basis, revenue decreased approximately 9% in the six months ended June 30, 2024, compared to the same period in 2023. The decline in our Content revenues was driven by weakness in new customer acquisition.
In the six months ended June 30, 2024 and 2023, we delivered 68.4 million and 81.2 million paid downloads, respectively, and our revenue per download was $5.03 and $4.56 for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the decline in paid downloads is attributed to the decline in the Content business.
The Company’s Data, Distribution, and Services revenues increased by 110%, to $90.6 million in the six months ended June 30, 2024, compared to the same period in 2023. Foreign currency fluctuations did not have a significant impact on the Company’s Data, Distribution, and Services revenues in the six months ended June 30, 2024. The increase in Data, Distribution, and Services revenues was driven by growth in our data offering, which grew 96% in the six months ended June 30, 2024.
Changes in our revenue by region were as follows: revenue from North America increased by $35.2 million, or 18%, to $230.5 million, revenue from Europe decreased by $8.7 million, or 7%, to $108.8 million and revenue from outside Europe and North America decreased by $16.3 million, or 15%, to $95.0 million, in the six months ended June 30, 2024 compared to the same period in 2023.
Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $16.9 million, or 10%, to $179.5 million in the six months ended June 30, 2024 compared to the same period in 2023. This increase was driven by: (i) increased depreciation and amortization expense driven by our recent acquisitions; (ii) increased royalty and content costs; (iii) higher costs associated with website hosting, hardware and software licenses; and (iv) a net increase in Giphy Retention Compensation, recurring and non-recurring expenses. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing.   Sales and marketing expenses increased by $12.2 million, or 13%, to $108.1 million in the six months ended June 30, 2024 compared to the same period in 2023. As a percent of revenue, sales and marketing expenses increased to 25% for the six months ended June 30, 2024, from 23% for the same period in 2023. This increase was driven by a $6.4 million increase in employee-related costs (of which there was a $2.3 million increase from recurring Giphy Retention Compensation expenses and a $0.3 million decrease from non-recurring Giphy Retention Compensation expenses), and a $4.0 million increase in performance marketing spend. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses decreased by $3.7 million, or 8%, to $40.9 million in the six months ended June 30, 2024 as compared to the same period in 2023. This decrease in product development was driven by a $3.5 million decrease in employee-related costs (of which there was a $3.9 million increase from recurring Giphy Retention Compensation expenses and a $3.4 million decrease from non-recurring Giphy Retention Compensation expenses) for the six months ended June 30, 2024 compared to the same period in 2023. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses decreased by $3.4 million, or 5%, to $68.5 million in the six months ended June 30, 2024 compared to the same period in 2023. This decrease was driven by a $2.0 million decrease in employee-related costs (of which there was a $0.9 million increase from recurring Giphy Retention Compensation expenses and a $0.4 million decrease from non-recurring Giphy Retention Compensation expenses), a $2.8 million decrease in bad debt expense, and a $1.5 million decrease in other expenses, related to severance expenses incurred in 2023. The decrease was partially offset by a $3.3 million increase in professional fees. In the six months ended June 30, 2024, our transaction related acquisition costs were $4.9 million, compared to transaction related acquisition costs of $3.0 million in the six months ended June 30, 2023.
Bargain Purchase Gain. In the six months ended June 30, 2023, we recognized a bargain purchase gain of $41.9 million related to the acquisition of Giphy, which represents the excess of the fair value of the net assets acquired in addition to the net negative purchase price.
Other (Expense) / Income, Net. During the six months ended June 30, 2024, other (expense) / income, net substantially consisted of $1.9 million of unfavorable unrealized foreign currency fluctuations and $1.1 million of interest expense related to our credit facility, partially offset by $2.4 million of interest income. During the six months ended June 30, 2023 other (expense) / income, net consisted of $1.7 million of favorable unrealized foreign currency fluctuations and $0.8 million of interest income, partially offset by $0.7 million of interest expense related to our credit facility. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $7.3 million for the six months ended June 30, 2024 as compared to the same period in 2023. Our effective tax rates for the six months ended June 30, 2024 and 2023 were 46.6% and 10.7%, respectively.
For the six months ended June 30, 2024, the net effect of discrete items increased the effective tax rate by 27.6%. The discrete items for the six months ended June 30, 2024 relate to shortfalls on equity award vestings and a one-time charge of $6.3 million related to the reversal of a deferred tax asset resulting from the expiration of equity awards granted to the Company’s Founder and Executive Chairman. Excluding discrete items, our effective tax rate would have been 19.0% for the six months ended June 30, 2024.
For the six months ended June 30, 2023, the net effect of discrete items decreased the effective tax rate by 7.1%. The discrete items for the six months ended June 30, 2023 relate to the non-taxable bargain purchase gain associated with the acquisition of Giphy. Excluding discrete items, our effective tax rate would have been 17.8% for the six months ended June 30, 2023.
As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions, and our effective tax rate could fluctuate accordingly.

Quarterly Trends
Our operating results have in the past fluctuated from quarter to quarter as a result of a variety of factors, including the effects of some seasonal trends in customer behavior, timing of acquisitions and the timing of revenue recognition associated with data deal partnerships. For example, for the Content business, we expect that certain customers’ usage may decrease at times during the third quarter of each calendar year due to the summer vacation season and may increase at times during the fourth quarter of each calendar year as demand is generally higher to support marketing campaigns in advance of the fourth quarter holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth trajectory may have overshadowed these effects to date.

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

Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents totaling $74.9 million which consisted primarily of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our credit facility, which was obtained on May 6, 2022.
Historically, our principal uses of cash have included funding our operations, capital expenditures, and content acquisitions. In addition,our capital allocation strategies also include funding business combinations and asset acquisitions that enhance our strategic position, cash dividend payments, principle and interest payments under our credit facilities and share purchases under our share repurchase programs. We plan to finance our operations, capital expenditures and corporate actions largely through cash generated by our operations and our credit facility. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.
Dividends
We declared and paid cash dividends of $0.60 per share of common stock, or $21.3 million during the six months ended June 30, 2024.
On July 22, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on September 12, 2024 to stockholders of record at the close of business on August 29, 2024. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of June 30, 2024, we have repurchased approximately 4.9 million shares of our common stock under the 2023 Share Repurchase Program at an average per-share cost of $50.49. During the six months ended June 30, 2024, we repurchased approximately 517,000 shares of our common stock at an average cost of $39.83. During the three and six months ended June 30, 2023, we repurchased approximately 80,400 shares of common stock at an average cost of $49.78 under the 2023 Share Repurchase Program. As of June 30, 2024, we had $51 million of remaining authorization for repurchases under the 2023 Share Repurchase Program.
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
As of June 30, 2024 and December 31, 2023, we had $30 million of outstanding borrowings under the Credit Facility. As of June 30, 2024, we had a remaining borrowing capacity of $68 million, net of standby letters of credit.

The Credit Facility contains financial covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the Credit Facility. As of June 30, 2024, we are in compliance with these covenants.
Amended and Restated Credit Facility

The Envato acquisition was funded through an amended and restated credit agreement (the “A&R Credit Agreement”), which was entered into among the Company, as borrower, certain direct and indirect subsidiaries of the Company as guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders. The A&R Credit Agreement provides for a five-year (i) senior unsecured term loan facility (the “Term Loan”) in an aggregate principal amount of $125.0 million and (ii) senior unsecured revolving credit facility (the “Revolver”) in an aggregate principal amount of $250.0 million. The A&R Credit Agreement provides for a letter of credit subfacility and a swingline facility.

At the Company’s option, loans under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread adjustment of 0.100%.

On July 22, 2024, the Company borrowed $280 million under the A&R Credit Agreement, of which $125 million was funded from the Term Loan and $155 million funded from the Revolver.

The A&R Credit Agreement contains customary affirmative and negative covenants, including, without limitation, covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, enter into transactions with affiliates, and enter into burdensome agreements, in each case, subject to limitations and exceptions set forth in the A&R Credit Agreement. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement

The A&R Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, inaccuracy of representations and warranties, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the Administrative Agent on behalf of the lenders may require immediate payment of all obligations under the A&R Credit Agreement and may exercise certain other rights and remedies provided for under the A&R Credit Agreement, the other loan documents and applicable law. Under certain circumstances, a default interest rate will apply to certain obligations during the existence of an event of default under the A&R Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate.

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
As of June 30, 2024, we had approximately $69 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of June 30, 2024, we had approximately $42 million in operating lease obligations with lease payments extending through 2029.
See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of June 30, 2024.

Cash Flows
The following table summarizes our cash flow data for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$36,265	$96,589
Net cash used in investing activities	$(8,227)	$(66,128)
Net cash used in financing activities	$(50,778)	$(57,929)
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
Net cash provided by operating activities was $36.3 million for the six months ended June 30, 2024, compared to Net cash provided by operating activities of $96.6 million for the six months ended June 30, 2023. In the six months ended June 30, 2024, operating cash flows included the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows.
Operating cash flows for the six months ended June 30, 2023 were favorably impacted from an increase in operating income and changes in the timing of cash collections from data deal customers, which had large receivable balances at the end of 2022, and lower payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. In addition, operating cash flows for the six months ended June 30, 2023 were unfavorably impacted by the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2024 was $8.2 million, consisting primarily of (i) capital expenditures of $23.5 million for internal-use software and website development costs and purchases of software and equipment, (ii) $19.5 million used in the acquisition of Backgrid, net of cash acquired, and (iii) $1.8 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by (i) $36.5 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the six months ended June 30, 2023 was $66.1 million, consisting primarily of (i) $53.7 million used in the acquisition of Giphy, net of cash acquired, (ii) capital expenditures of $22.9 million for internal-use software and website development costs and purchases of software and equipment, and (iii) $5.3 million paid to acquire the rights to distribute certain digital content in perpetuity. These cash outflows were partially offset by (i) $15.8 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2024 was $50.8 million, consisting of (i) $21.3 million, related to the payment of the quarterly cash dividend; (ii) $20.6 million paid in connection with the repurchase of common stock under our 2023 Share Repurchase Program; and (iii) $8.9 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards.
Cash used in financing activities in the six months ended June 30, 2023 was $57.9 million, consisting of (i) $50.0 million used for the repayment of our Credit Facility; (ii) $19.4 million related to the payment of the quarterly cash dividend; (iii) $14.5 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards; and (iv) $4.0 million paid in connection with the repurchase of common stock under the 2023 Share Repurchase Program. These amounts were partially offset by $30.0 million proceeds received from our Credit Facility.

Non-GAAP Financial Measures
To supplement our consolidated financial statements presented in accordance with the accounting principles generally accepted in the United States, or GAAP, our management considers certain financial measures that are not prepared in accordance with GAAP, collectively referred to as non-GAAP financial measures, including adjusted net income, adjusted net income per diluted common share, adjusted EBITDA, adjusted EBITDA margin, revenue growth (including by product offering) on a constant currency basis (expressed as a percentage), and adjusted free cash flow. These non-GAAP financial measures are included solely to provide investors with additional information regarding our financial results and are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-GAAP Financial Measures (in thousands):
Adjusted net income(1)	$35,897	$39,058	$69,018	$86,192
Adjusted EBITDA	$62,072	$60,055	$118,049	$129,819
Adjusted free cash flow	$36,184	$33,351	$47,430	$84,219
Revenue growth on a constant currency basis	6%	1%	3%	5%
(1) The amount for the six months ended June 30, 2024 is updated to correct an error in the calculation of adjusted net income previously presented for the three months ended March 31, 2024.
These non-GAAP financial measures have not been calculated in accordance with GAAP, should be considered only in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP measures. In addition, adjusted net income, adjusted net income per diluted common share, adjusted EBITDA, adjusted EBITDA margin, revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions; accordingly, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing the business and to, among other things: (i) monitor and evaluate the performance of our business operations, financial performance and overall liquidity; (ii) facilitate management’s internal comparisons of the historical operating performance of its business operations; (iii) facilitate management’s external comparisons of the results of its overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (iv) review and assess the operating performance of our management team and, together with other operational objectives, as a measure in evaluating employee compensation; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
Management believes that adjusted net income, adjusted net income per diluted common share, adjusted EBITDA, adjusted EBITDA margin, revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow are useful to investors because these measures enable investors to analyze Shutterstock’s operating results on the same basis as that used by management. Additionally, management believes that adjusted net income, adjusted net income per diluted common share, adjusted EBITDA and adjusted EBITDA margin provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to Shutterstock’s underlying operating performance and revenue growth (including by product offering) on a constant currency basis (expressed as a percentage), provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s operating performance. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing Shutterstock’s financial reporting. Management believes that adjusted free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in internal-use software and website development costs to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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
Our method for calculating adjusted net income, adjusted net income per diluted common share, adjusted EBITDA, adjusted EBITDA margin, revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow, as well as a reconciliation of the differences between each of our non-GAAP financial measures (adjusted EBITDA, adjusted net income, revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow), and each measure’s most directly comparable financial measure calculated and presented in accordance with GAAP, is presented below.
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the three months ended June 30, 2024, the Company also incurred $5.1 million, of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and are not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.
Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, Giphy Retention Compensation Expense - non-recurring, unrealized gains and losses on investments, severance costs associated with strategic workforce optimizations, and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)

Net income	$3,625	$50,013	$19,746	$82,856
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	14,976	14,943	26,126	23,586
Tax effect of non-cash equity-based compensation(1)(2)	2,835	(3,512)	215	(5,543)
Acquisition-related amortization expense(3)	9,163	8,370	18,326	16,528
Tax effect of acquisition-related amortization expense(1)	(2,153)	(1,967)	(4,306)	(3,884)
Bargain purchase gain	—	(41,940)	—	(41,940)
Giphy Retention Compensation Expense - non-recurring	4,715	17,191	11,544	17,191
Tax effect of Giphy Retention Compensation Expense - non-recurring(1)	(1,108)	(4,040)	(2,713)	(4,040)
Other(4)	3,907	—	141	1,856
Tax effect of other(1)	(63)	—	(61)	(418)
Adjusted net income(4)	$35,897	$39,058	$69,018	$86,192

Net income per diluted common share	$0.10	$1.37	$0.55	$2.27
Adjusted net income per diluted common share	$1.00	$1.07	$1.92	$2.36

Weighted average diluted shares	35,982	36,406	36,023	36,490
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.

(2)The tax effect of non-cash equity-based compensation includes a $6.3 million add-back for the reduction of deferred tax assets associated with the expiration of performance-based stock options and restricted stock units granted the Company’s Founder and Executive Chairman in 2014. The performance-based metrics were not met, the awards were not exercisable, and the Company recognized a non-cash tax expense for the change in deferred taxes.
(3)Of these amounts, $8.2 million and $7.7 million are included in cost of revenue for the three months ended June 30, 2024 and 2023, respectively, and $16.4 million and $15.3 million are included in cost of revenue for the six months ended June 30, 2024 and 2023, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.
(4)The amount for the six months ended June 30, 2024 is updated to correct an error in the calculation of adjusted net income previously presented for the three months ended March 31, 2024. Other consists of unrealized gains and losses on investments and severance costs associated with strategic workforce optimizations.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, unrealized gains and losses on investments, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)

Net income	$3,625	$50,013	$19,746	$82,856
Add / (less) Non-GAAP adjustments:
Interest (income) / expense, net	(787)	(175)	(1,268)	(109)
Provision for income taxes	12,935	1,368	17,204	9,939
Depreciation and amortization	21,433	19,206	42,696	38,102
EBITDA	$37,206	$70,412	$78,378	$130,788

Non-cash equity-based compensation	14,976	14,943	26,126	23,586
Bargain purchase gain	—	(41,940)	—	(41,940)
Giphy Retention Compensation Expense - non-recurring	4,715	17,191	11,544	17,191
Foreign currency loss / (gain)	1,268	(551)	1,860	(1,662)
Unrealized loss / (gain) on investment	3,625	—	(130)	—
Workforce optimization - severance	282	—	271	1,856
Adjusted EBITDA	$62,072	$60,055	$118,049	$129,819

Revenue	$220,053	$208,840	$434,368	$424,120
Net income margin	1.6%	23.9%	4.5%	19.5%
Adjusted EBITDA margin	28.2%	28.8%	27.2%	30.6%

Revenue Growth (including by product offering) on a Constant Currency Basis
We define revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Reported revenue (in thousands)	$220,053	$208,840	$434,368	$424,120
Revenue growth	5%	1%	2%	4%
Revenue growth on a constant currency basis	6%	1%	3%	5%

Content reported revenue (in thousands)	$169,951	$186,963	$343,781	$380,947
Content revenue growth	(9)%	(7)%	(10)%	(4)%
Content revenue growth on a constant currency basis	(9)%	(7)%	(9)%	(3)%

Data, Distribution, and Services reported revenue (in thousands)	$50,102	$21,877	$90,587	$43,173
Data, Distribution, and Services revenue growth	129%	228%	110%	306%
Data, Distribution, and Services revenue growth on a constant currency basis	129%	228%	110%	306%

Adjusted Free Cash Flow
We define adjusted free cash flow as our net cash provided by operating activities, adjusted for capital expenditures, content acquisition and cash received related to Giphy Retention Compensation in connection with the acquisition of Giphy.
The following is a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash flow information:	(in thousands)
Net cash provided by operating activities	$27,965	$29,814	$36,265	$96,589
Net cash provided by / (used in) investing activities	$8,301	$(50,191)	$(8,227)	$(66,128)
Net cash (used in) / provided by financing activities	$(32,149)	$12,738	$(50,778)	$(57,929)

Adjusted free cash flow:
Net cash provided by operating activities	$27,965	$29,814	$36,265	$96,589
Capital expenditures	(9,075)	(10,490)	(23,536)	(22,870)
Content acquisitions	(827)	(1,725)	(1,821)	(5,252)
Cash received related to Giphy Retention Compensation	18,121	15,752	36,522	15,752
Adjusted Free Cash Flow	$36,184	$33,351	$47,430	$84,219

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 28% and 30% for the six months ended June 30, 2024 and 2023, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the six months ended June 30, 2024, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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
Our historical revenue by currency is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$32,544	€30,143	$35,402	€32,367	$65,824	€60,852	$71,377	€66,001
British pounds	14,550	£11,560	14,330	£11,303	28,871	£22,919	28,398	£22,740
All other non-U.S. currencies(1)	13,018		14,000		26,201		28,371
Total foreign currency	60,112		63,732		120,896		128,146

U.S. dollar	159,941		145,108		313,472		295,974
Total revenue	$220,053		$208,840		$434,368		$424,120
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
Amounts borrowed under our Credit Facility accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.125% to 0.500%, determined based on our consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.125% to 1.5%, determined based on our consolidated leverage ratio. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of June 30, 2024.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended June 30, 2024, there were no material changes to these risk factors as described in our 2023 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2024	—	$—	—
May 1 - 31, 2024	200,044	39.90	200,044
June 1 - 30, 2024	317,000	39.78	317,000
	517,044	$39.82	517,044	$51,202,759
_______________________________________________________________________________
(1)We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by our Board of Directors. In June 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock. As of June 30, 2024, $51.2 million remained available for purchase under this authorization.

Item 4.        Mine Safety Disclosures.
None.

Item 5.    Other Information.
(c) Insider Trading Arrangements

On May 28, 2024, during an open trading window, Jon Oringer, our Founder and Executive Chairman of the Board, entered into a written plan for the sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “2024 Oringer Plan”). The 2024 Oringer Plan expires in August 2025, and includes the potential sale of up to 225,000 shares monthly of our common stock.

Except as disclosed above, during the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1	Stock Purchase Agreement among Shutterstock, Inc., Garnett-Saunders Pty Ltd, Draconis Holdings Pty Ltd, Ta’eed Felah Pty Ltd and Shutterstock AUS EMU Pty Ltd., dated May 1, 2024
10.1§	Amended and Restated 2022 Omnibus Equity Incentive Plan
10.2§	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement
10.3§	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement
10.4§	Amendment to the Employment Agreement, dated June 28, 2024, by and between Shutterstock, Inc. and Paul J. Hennessy
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
§    Management contract or compensatory plan or arrangement.
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: August 6, 2024	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2024	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)