Form 10-Q
period 2024-09-30
Shutterstock, Inc.
filed 2024-10-29
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 25, 2024, 34,860,865 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2024

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies and our competitive position. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aims,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, our ability to continue to attract and retain customers of, and contributors to, our creative platform; competition in our industry; the effectiveness and efficiency of our marketing efforts; our ability to innovate technologically or develop, market and offer new products and services, or enhance existing technology and products and services; costs related to litigation or infringement claims, indemnification claims and the inability to prevent misuse of our content; our ability to increase market awareness of our brand and our existing and new products and services; pricing pressure, and increased service, indemnification and working capital requirements; expansion of our operations into new products, services and technologies; the impact of worldwide economic, political and social conditions; social and ethical issues relating to the use of new and evolving technologies, such as AI; our ability to grow our revenues at historical rates; our ability to effectively expand, train, manage changes to and retain our sales force; our ability to effectively manage our growth; our ability to successfully make, integrate and maintain acquisitions and investments, including integration and other risks related to the recent acquisition of Envato Pty Ltd; risks related to our personnel; risks related to our use of independent contractors; the non-payment or late payment of amounts due to us and other payment-related risks; the potential impairment of our goodwill or intangible assets; the need to raise additional capital; risks related to our debt; our reliance on information technologies and systems and other risks related to our intellectual property and security vulnerabilities; our international operations and our continued expansion internationally; foreign exchange risk; risks related to regulatory and tax challenges; as well as those risks discussed under the caption“Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (our “2023 Form 10-K”) and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2023 Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Giphy,” “Shutterstock Studios,” “Shutterstock Editor,” “Shutterstock.AI,” “Creative Flow,” “Backgrid,” “Envato,” “Envato Elements,” “Photodune,” “Tuts+,” “Themeforest,” “Codecanyon,” “Audiojungle,” “Graphicriver,” “Videohive,” “3DOcean,” “Mixkit,” and “Placeit” and their logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$131,393	$100,490
Accounts receivable, net of allowance of $4,368 and $6,335	92,169	91,139
Prepaid expenses and other current assets	53,820	100,944
Total current assets	277,382	292,573
Property and equipment, net	68,623	64,300
Right-of-use assets	14,738	15,395
Intangible assets, net	245,671	184,396
Goodwill	607,382	383,325
Deferred tax assets, net	49,960	24,874
Other assets	85,085	71,152
Total assets	$1,348,841	$1,036,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,083	$9,108
Accrued expenses	119,401	131,443
Contributor royalties payable	90,572	54,859
Deferred revenue	226,367	203,463
Debt	158,834	30,000
Other current liabilities	53,108	23,513
Total current liabilities	663,365	452,386
Deferred tax liability, net	3,115	4,182
Long-term debt	120,392	—
Lease liabilities	24,739	29,404
Other non-current liabilities	14,315	22,949
Total liabilities	825,926	508,921
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 40,371 and 39,982 shares issued and 34,850 and 35,572 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	403	399
Treasury stock, at cost; 5,521 and 4,410 shares as of September 30, 2024 and December 31, 2023	(269,804)	(228,213)
Additional paid-in capital	453,734	424,229
Accumulated other comprehensive loss	(9,494)	(11,974)
Retained earnings	348,076	342,653
Total stockholders’ equity	522,915	527,094
Total liabilities and stockholders’ equity	$1,348,841	$1,036,015
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$250,588	$233,248	$684,956	$657,368

Operating expenses:
Cost of revenue	104,405	94,219	283,863	256,798
Sales and marketing	55,403	56,165	163,520	152,084
Product development	28,610	28,098	69,520	72,722
General and administrative	44,021	37,574	112,492	109,488
Total operating expenses	232,439	216,056	629,395	591,092
Income from operations	18,149	17,192	55,561	66,276
Bargain purchase gain	—	9,864	—	51,804
Interest expense	(4,451)	(562)	(5,574)	(1,286)
Other income, net	3,829	1,119	4,490	3,614
Income before income taxes	17,527	27,613	54,477	120,408
(Benefit) / Provision for income taxes	(88)	(806)	17,116	9,133
Net income	$17,615	$28,419	$37,361	$111,275

Earnings per share:
Basic	$0.50	$0.79	$1.05	$3.10
Diluted	$0.50	$0.79	$1.04	$3.06

Weighted average common shares outstanding:
Basic	35,174	35,912	35,486	35,938
Diluted	35,472	36,081	35,838	36,352
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$17,615	$28,419	$37,361	$111,275
Foreign currency translation gain / (loss)	4,260	(1,457)	2,480	(149)
Other comprehensive income / (loss)	4,260	(1,457)	2,480	(149)
Comprehensive income	$21,875	$26,962	$39,841	$111,126

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended September 30, 2024	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2024	40,286	$402	4,927	$(248,805)	$441,497	$(13,754)	$341,072	$520,412
Equity-based compensation	—	—	—	—	15,094	—	—	15,094
Issuance of common stock in connection with employee stock option exercises and RSU vesting	163	1	—	—	(1)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(78)	—	—	—	(2,856)	—	—	(2,856)
Repurchase of treasury shares	—	—	594	(20,999)	—	—	—	(20,999)
Cash dividends paid	—	—	—	—	—	—	(10,611)	(10,611)
Other comprehensive income	—	—	—	—	—	4,260	—	4,260
Net income	—	—	—	—	—	—	17,615	17,615
Balance at September 30, 2024	40,371	$403	5,521	$(269,804)	$453,734	$(9,494)	$348,076	$522,915

Three Months Ended September 30, 2023
Balance at June 30, 2023	39,884	$398	3,856	$(204,008)	$402,728	$(14,131)	$334,520	$519,507
Equity-based compensation	—	—	—	—	13,003	—	—	13,003
Issuance of common stock in connection with employee stock option exercises and RSU vesting	132	1	—	—	(1)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(60)	—	—	—	(2,869)	—	—	(2,869)
Repurchase of treasury shares	—	—	351	(15,004)	—	—	—	(15,004)
Cash dividends paid	—	—	—	—	—	—	(9,636)	(9,636)
Other comprehensive loss	—	—	—	—	—	(1,457)	—	(1,457)
Net income	—	—	—	—	—	—	28,419	28,419
Balance at September 30, 2023	39,956	$399	4,207	$(219,012)	$412,861	$(15,588)	$353,303	$531,963

Nine Months Ended September 30, 2024
Balance at December 31, 2023	39,982	$399	4,410	$(228,213)	$424,229	$(11,974)	$342,653	$527,094
Equity-based compensation	—	—	—	—	41,220	—	—	41,220
Issuance of common stock in connection with employee stock option exercises and RSU vesting	664	6	—	—	(6)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(275)	(2)	—	—	(11,709)	—	—	(11,711)
Repurchase of treasury shares	—	—	1,111	(41,591)	—	—	—	(41,591)
Cash dividends paid	—	—	—	—	—	—	(31,938)	(31,938)
Other comprehensive income	—	—	—	—	—	2,480	—	2,480
Net income	—	—	—	—	—	—	37,361	37,361
Balance at September 30, 2024	40,371	$403	5,521	$(269,804)	$453,734	$(9,494)	$348,076	$522,915

Nine Months Ended September 30, 2023
Balance at December 31, 2022	39,605	$396	3,776	$(200,008)	$391,482	$(15,439)	$271,051	$447,482
Equity-based compensation	—	—	—	—	36,589	—	—	36,589
Issuance of common stock in connection with employee stock option exercises and RSU vesting	593	5	—	—	(3)	—	—	2
Common shares withheld for settlement of taxes in connection with equity-based compensation	(242)	(2)	—	—	(15,207)	—	—	(15,209)
Repurchase of treasury shares	—	—	431	(19,004)	—	—	—	(19,004)
Cash dividends paid	—	—	—	—	—	—	(29,023)	(29,023)
Other comprehensive loss	—	—	—	—	—	(149)	—	(149)
Net income	—	—	—	—	—	—	111,275	111,275
Balance at September 30, 2023	39,956	$399	4,207	$(219,012)	$412,861	$(15,588)	$353,303	$531,963
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,361	$111,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,339	59,373
Deferred taxes	(8,766)	(20,960)
Non-cash equity-based compensation	41,220	36,589
Bad debt expense	(1,790)	1,394
Bargain purchase gain	—	(51,804)
Unrealized gain on investments, net	(1,688)	—
Changes in operating assets and liabilities:
Accounts receivable	8,595	(18,641)
Prepaid expenses and other current and non-current assets	(19,907)	(42,167)
Accounts payable and other current and non-current liabilities	(47,433)	3,893
Envato Seller Obligations	(45,748)	—
Contributor royalties payable	22,626	11,281
Deferred revenue	(24,129)	16,370
Net cash provided by operating activities	$24,680	$106,603

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38,297)	(34,715)
Business combinations, net of cash acquired	(179,071)	(53,721)
Cash received related to Giphy Retention Compensation	63,444	34,707
Acquisition of content	(2,473)	(9,725)
Security deposit payment	277	1,539
Net cash used in investing activities	$(156,120)	$(61,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of treasury shares	(41,591)	(19,004)
Proceeds from exercise of stock options	—	2
Cash paid related to settlement of employee taxes related to RSU vesting	(11,715)	(15,209)
Payment of cash dividends	(31,938)	(29,023)
Proceeds from credit facility	280,000	30,000
Repayment of credit facility	(30,000)	(50,000)
Payment of debt issuance costs	(2,200)	—
Net cash provided by / (used in) financing activities	$162,556	$(83,234)

Effect of foreign exchange rate changes on cash	(213)	(1,380)
Net increase / (decrease) in cash and cash equivalents	30,903	(39,926)

Cash and cash equivalents, beginning of period	100,490	115,154
Cash and cash equivalents, end of period	$131,393	$75,228

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$22,295	$15,970
Cash paid for interest	2,955	1,232
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
On February 1, 2024, the Company acquired Backgrid USA, Inc. and Backgrid London, Ltd. (collectively “Backgrid”). Backgrid supplies media organizations with real-time celebrity content. On July 22, 2024, the Company acquired Envato Pty Ltd. (“Envato). Envato offers digital creative assets and templates. See Note 3 Acquisitions.
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
The interim Consolidated Balance Sheet as of September 30, 2024, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 are unaudited. The Consolidated Balance Sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of September 30, 2024, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three and nine months ended September 30, 2024 and 2023. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other future annual or interim period.
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
For certain Data, Distribution, and Services transactions, the Company has $56.4 million of unbilled receivables of which $31.1 million are recorded in Accounts Receivable and $25.3 million are recorded in Other Assets, as of September 30, 2024.
During the nine months ended September 30, 2024, the Company recorded bad debt recovery of $1.8 million. As of September 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was approximately $4.4 million and $6.3 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, approximately $13.2 million and $16.0 million of financing receivables, respectively, were included in accounts receivable and other assets on the Consolidated Balance Sheets.
In addition, as of September 30, 2024 one customer accounted for approximately 18% of the accounts receivable balance. As of December 31, 2023, two customers accounted for approximately 29% of the accounts receivable balance.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2024 and December 31, 2023, the Company’s combined allowance for chargebacks and sales refunds was $0.3 million and $0.4 million, respectively, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
The Company recognizes revenue upon the satisfaction of performance obligations. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided. In addition, for subscription-based products in which the Customer obtains an allotted number of digital assets to download, the Company estimates expected unused licenses and recognizes the revenue associated with the unused licenses as digital assets are downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products. For unlimited download subscription-based products, the Company recognizes revenue in a manner that reflects estimated content download patterns during the subscription period. The estimate of content download patterns is based on historical download activities from the unlimited download products. Revenue associated with tools available through the Company’s platform is recognized on a straight-line basis over the subscription period. The Company expenses contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of September 30, 2024 or December 31, 2023, except as noted below.
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
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which is recorded in Other income, net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment is recorded at fair value on a recurring basis, with changes in fair value being recorded in Other income, net in the Consolidated Statement of Operations. Its fair value level hierarchy and amount at September 30, 2024 are as follows (in thousands):

As of September 30, 2024
Hierarchy Level:	Fair Value
Level 1	$17,758
Other Long-Term Investments
In connection with its Data, Distribution, and Services business, the Company may receive equity instruments in addition to cash for revenue contract consideration. As of September 30, 2024, the Company has $24.0 million recorded in Other Assets in the Consolidated Balance Sheet from equity instruments received. There were no customer equity instruments recorded at December 31, 2023. The Company estimated the value of these equity instruments based on issuers’ recent market transactions. The Company will use the measurement alternative for fair value since the equity instruments do not have a readily determinable fair value and will report the instruments at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
As of September 30, 2024 and December 31, 2023, the Company also had a long-term investment in an equity security with no readily determinable fair value totaling $5.0 million. The Company uses the measurement alternative for fair value and the investment’s carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
(3) Acquisitions
2024 Acquisitions
Envato
On July 22, 2024, the Company completed its acquisition of Envato Pty Ltd. (“Envato”) pursuant to a Share Purchase Agreement (the “Purchase Agreement”) entered into on May 1, 2024, to acquire all of the issued and outstanding capital stock of Envato. The aggregate amount paid by the Company, after customary working capital and other adjustments in accordance with the terms of the Purchase Agreement, was $250.2 million. The consideration was sourced with cash obtained through the A&R Credit Agreement. See Note 7 Debt for more information. In connection with the acquisition, the Company incurred approximately $7.6 million of transaction costs in total, which are included in general and administrative expenses on the Consolidated Statements of Operations.

Envato offers digital creative assets and templates, including Envato Elements, a creative subscription providing unlimited downloads of a diverse array of assets, templates, and more. The Company believes this acquisition complements Shutterstock’s existing offerings and expands its reach with faster growing audiences such as freelancers, hobbyists, small businesses and agencies.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The purchased assets included identifiable intangible assets, comprised of trademarks, developed technology and customer relationships, which have weighted average useful lives of approximately 10 years, 5 years and 6 years, respectively. The fair values of the trademark and developed technology were determined using the relief-from-royalty method, and the fair value of the customer relationships was determined using the excess of earnings method. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.

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
The identifiable intangible assets, trademark and developed technology, have useful lives of approximately 10 years and 5 years, respectively.The fair values of the trademark and developed technology were determined using the excess earnings and relief-from-royalty methods, respectively. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.
The Envato and Backgrid transactions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company’s results of operations from the respective acquisition dates. The fair value of consideration transferred in these business combinations have been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The aggregate purchase price for the Envato and Backgrid acquisitions have been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Envato	Backgrid	Total
Cash and cash equivalents[1]	$90,591	$1,718	$92,309
Accounts receivable	6,818	732	7,550
Other assets	5,404	77	5,481
Right of use asset	273	—	273
Fixed assets	895	—	895
Intangible assets:
Trade name	31,000	300	31,300
Developed technology	47,000	900	47,900
Customer relationships	12,400	—	12,400
Intangible assets	90,400	1,200	91,600
Goodwill	202,932	19,843	222,775
Deferred tax asset	17,790	—	17,790
Total assets acquired	$415,103	$23,570	$438,673

Accounts payable	(4,173)	—	(4,173)
Contributor royalties payable	(11,917)	(849)	(12,766)
Accrued expenses	(34,066)	(1,302)	(35,368)
Deferred revenue	(46,888)	—	(46,888)
Deferred tax liability	—	(271)	(271)
Other liabilities[1]	(67,654)	—	(67,654)
Lease liability	(190)	—	(190)
Total liabilities assumed	(164,888)	(2,422)	(167,310)
Net assets acquired	$250,215	$21,148	$271,363
1 Envato’s cash includes $63.4 million for the funding of Envato obligations that were triggered upon the closing of the acquisition (the “Envato Seller Obligations”). These obligations are also reported as assumed liabilities within Other liabilities. $45.7 million of the Envato Seller Obligations were paid during the three months ended September 30, 2024, and as of September 30, 2024, $17.7 million continues to be reported in Other liabilities.

2023 Acquisition
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
As of September 30, 2024, Shutterstock’s receivable of $13.8 million, is against an escrow fully funded by Meta. $12.0 million and $1.8 million are included within Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheet.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three and nine months ended September 30, 2024 and 2023, respectively, as if the Envato and Backgrid acquisitions had been completed on January 1, 2023, and as if the Giphy acquisition had been completed on January 1, 2022, after giving effect to certain purchase accounting adjustments, primarily related to Giphy Retention Compensation - non-recurring, intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
As Reported	$250,588	$233,248	$684,956	$657,368
Pro Forma	261,610	286,487	795,085	827,085
Income before income taxes
As Reported	$17,527	$27,613	$54,477	$120,408
Pro Forma	21,499	22,909	70,920	57,248

(4) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023
Computer equipment and software	$345,491	$308,473
Furniture and fixtures	11,054	10,829
Leasehold improvements	20,309	19,153
Property and equipment	376,854	338,455
Less accumulated depreciation	(308,231)	(274,155)
Property and equipment, net	$68,623	$64,300

Depreciation expense related to property and equipment was $10.7 million and $9.5 million for the three months ended September 30, 2024 and 2023, respectively, and $31.4 million and $27.7 million for the nine months ended September 30, 2024 and 2023, respectively. Cost of revenues included depreciation expense of $10.3 million and $9.1 million for the three months ended September 30, 2024 and 2023, respectively, and $30.2 million and $26.5 million for the nine months ended September 30, 2024 and 2023, respectively. General and administrative expense included depreciation expense of $0.5 million for the three months ended September 30, 2024 and 2023, and $1.2 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $9.2 million and $12.1 million for the three months ended September 30, 2024 and 2023, respectively, and $27.8 million and $33.7 million for the nine months ended September 30, 2024 and 2023, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $10.0 million and $8.8 million for the three months ended September 30, 2024 and 2023, respectively, and $29.3 million and $25.6 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of September 30, 2024 and December 31, 2023, the Company had capitalized internal-use software of $58.7 million and $60.3 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(5) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the nine months ended September 30, 2024.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the nine months ended September 30, 2024 (in thousands):

Goodwill
Balance as of December 31, 2023	$383,325
Goodwill related to acquisitions	222,775
Foreign currency translation adjustment	1,282
Balance as of September 30, 2024	$607,382

Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024				As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$103,374	$(33,361)	$70,013	11	$90,350	$(26,982)	$63,368
Trade name	69,457	(11,870)	57,587	11	37,937	(9,272)	28,665
Developed technology	164,723	(80,964)	83,759	5	115,914	(61,376)	54,538
Contributor content	68,342	(34,112)	34,230	8	65,628	(27,897)	37,731
Patents	259	(177)	82	18	259	(165)	94
Total	$406,155	$(160,484)	$245,671		$310,088	$(125,692)	$184,396

Amortization expense was $10.9 million and $11.7 million for the three months ended September 30, 2024 and 2023, respectively, and $32.9 million and $31.7 million for the nine months ended September 30, 2024 and 2023, respectively. Cost of revenue included amortization expense of $9.4 million and $10.8 million for the three months ended September 30, 2024 and 2023, respectively, and $29.4 million for the nine months ended September 30, 2024 and 2023. General and administrative expense included amortization expense of $1.5 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $3.5 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $11.5 million for the remaining three months of 2024, $43.0 million in 2025, $40.7 million in 2026, $34.3 million in 2027, $31.4 million in 2028, $25.5 million in 2029 and $59.4 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Compensation	$41,315	$75,752
Non-income taxes	43,869	23,702
Website hosting and marketing fees	7,727	11,804
Other expenses	26,490	20,185
Total accrued expenses	$119,401	$131,443
As of September 30, 2024 and December 31, 2023, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. Approximately $3.9 million and $7.7 million of severance costs associated with workforce optimization is included within accrued expenses as of September 30, 2024 and December 31, 2023, respectively.

(7) Debt
On May 6, 2022, the Company entered into a five-year $100 million unsecured revolving loan facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent and other lenders. The Credit Facility included a letter of credit sub-facility and a swingline facility and it also permitted, subject to the satisfaction of certain conditions, up to $100 million of additional revolving loan commitments with the consent of the Administrative Agent.
On July 22, 2024, the Company entered into an amended and restated credit agreement (the “A&R Credit Agreement”), which was entered into among the Company, as borrower, certain direct and indirect subsidiaries of the Company as guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders. The A&R Credit Agreement provides for a five-year (i) senior unsecured term loan facility (the “Term Loan”) in an aggregate principal amount $125 million and (ii) senior unsecured revolving credit facility (the “Revolver”) in an aggregate principal amount of $250 million. The A&R Credit Agreement also provides for a letter of credit subfacility and a swingline facility.
At the Company’s option, loans under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio or (ii) the Term Secured Overnight Financing Rate (“SOFR”) (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread of 0.100%. The Company is also required to pay an unused commitment fee ranging from 0.175% to 0.250%, determined based on the Company’s consolidated leverage ratio. In connection with the execution of this agreement, the Company paid debt issuance costs of approximately $2.2 million.
The A&R Credit Agreement replaces the Company’s existing Credit Facility, which was fully repaid and terminated upon the effectiveness of the A&R Credit Agreement. In connection with the closing of the Credit Facility, the Company repaid $30.0 million of existing outstanding borrowings and accrued interest.
As of September 30, 2024, the Company had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of the Company’s activities, which are customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of September 30, 2024, the Company was in compliance with these covenants.
The Company’s outstanding debt (in thousands) is reflected in the table below. The Company classifies the Revolver as a current liability since the Company could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

	As of September 30, 2024	As of December 31, 2023
Current Debt:
Revolver - Credit Facility	—	30,000
Revolver - A&R Credit Agreement	155,000	—
Term Loan - A&R Credit Agreement	3,834	—
Non-Current Debt:
Term Loan - A&R Credit Agreement	120,392	—
Based on Level 2 inputs, the carrying value of the Company’s debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three and nine months ended September 30, 2024, the Company recognized interest expense of $4.5 million and $5.6 million, respectively. As of September 30, 2024, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.8 million.

(8) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 85,000 and 72,000 shares of common stock during the three months ended September 30, 2024 and 2023, respectively, related to the exercise of stock options and the vesting of restricted stock units.
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
As of September 30, 2024, the Company has repurchased approximately 5.5 million shares of common stock under the 2023 Share Repurchase Program at an average per-share cost of $48.86. During the three and nine months ended September 30, 2024, the Company repurchased approximately 594,400 and 1,111,500 shares of common stock at an average cost of $35.33 and $37.42, respectively, under the 2023 Share Repurchase Program. During the three and nine months ended September 30, 2023, the Company repurchased approximately 351,000 and 431,000 shares of its common stock at an average cost of $42.75 and $44.06, respectively, under the 2023 Share Repurchase Program. As of September 30, 2024, the Company had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
Dividends
The Company declared and paid cash dividends of $0.30 and $0.90 per share of common stock, or $10.6 million and $31.9 million during the three and nine months ended September 30, 2024, respectively, and $0.27 and $0.81 per share of common stock, or $9.6 million and $29.0 million, during the three and nine months ended September 30, 2023, respectively.
On October 21, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on December 13, 2024 to stockholders of record at the close of business on November 29, 2024. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.

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

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$443	$180	$967	$670
Sales and marketing	3,226	2,067	8,404	5,158
Product development	2,745	3,509	9,201	10,178
General and administrative	8,680	7,247	22,648	20,583
Total	$15,094	$13,003	$41,220	$36,589
For the three and nine months ended September 30, 2024 and 2023, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Stock Option Awards
During the nine months ended September 30, 2024, no options to purchase shares of its common stock were granted. As of September 30, 2024, there were approximately 299,000 options vested and exercisable with a weighted average exercise price of $34.14.
Restricted Stock Unit Awards
During the nine months ended September 30, 2024, the Company had RSU grants, net of forfeitures, of approximately 1,940,000. As of September 30, 2024, there are approximately 3,214,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $47.50. As of September 30, 2024, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $98.9 million, which is expected to be recognized through 2028.
During the nine months ended September 30, 2024 and 2023, shares of common stock with an aggregate value of $11.7 million and $15.2 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.

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
The Company’s revenues by product offering for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Content	$203,713	$178,791	$547,494	$559,738
Data, Distribution, and Services	46,875	54,457	137,462	97,630
Total Revenue	$250,588	$233,248	$684,956	$657,368
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The September 30, 2024 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $167.8 million of total revenue recognized for the nine months ended September 30, 2024 was reflected in deferred revenue as of December 31, 2023. In addition, as of September 30, 2024, the Company has approximately $42.9 million of contracted but unsatisfied performance obligations relating primarily to our data deal offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period. In certain of our data deal contracts, the Company has provided customers with the right to cancel. As of September 30, 2024, the total refund reserve related to these contracts is $19.5 million and is recorded in Other current liabilities. Should these cancellation rights not be exercised, this refund reserve would convert to revenue. For the three months ended September 30, 2024, the Company recognized $10.3 million of revenue from the reversal of refund reserves.
(10) Other (Expense) / Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency (loss) / gain	$1,185	$(775)	$(675)	$887
Interest expense	(4,451)	(562)	(5,574)	(1,286)
Interest income, unrealized gain / (loss) on investments, and other	2,644	1,894	5,165	2,727
Total other (expense) / income, net	$(622)	$557	$(1,084)	$2,328

(11) Income Taxes
The Company’s effective tax rates yielded a net benefit of 0.5% and 2.9% for the three months ended September 30, 2024 and 2023, respectively, and a net expense of 31.4% and 7.6% for the nine months ended September 30, 2024 and 2023, respectively.
During the three and nine months ended September 30, 2024, the net effect of discrete items decreased the effective tax rate by 32.9% and increased the effective tax rate by 8.2%, respectively. The discrete items for the three months ended September 30, 2024, primarily relate to the reversal of unrecognized tax benefits of $7.3 million due to the settlement of an IRS audit. The discrete items for the nine months ended September 30, 2024, primarily relate to shortfalls on equity award vestings and a one-time charge of $6.3 million related to the reversal of a deferred tax asset resulting from the expiration of equity awards granted to the Company’s Founder and Executive Chairman, partially offset by the reversal of unrecognized tax benefits of $7.3 million due to the settlement of an IRS audit. Excluding discrete items, the Company’s effective tax rate would have been 32.4% and 23.2% for the three and nine months ended September 30, 2024, respectively.
During the three and nine months ended September 30, 2023, the net effect of discrete items decreased the effective tax rate by 14.9% and 8.9%, respectively. The discrete items for the three months ended September 30, 2023, primarily relate to the effect of the U.S. Research and Development (“R&D”) tax credit claimed on the Company’s 2022 tax return, which was

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
During the three and nine months ended September 30, 2024, the Company recorded additions to unrecognized tax benefits of $4.4 million and $5.0 million, respectively. During the three and nine months ended 2023, additions to unrecognized tax benefits recorded by the Company were not significant. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2024 and 2023.
During the nine months ended September 30, 2024 and 2023, the Company paid net cash taxes of $22.3 million and $16.0 million, respectively.

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
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$17,615	$28,419	$37,361	$111,275
Shares used to compute basic net income per share	35,174	35,912	35,486	35,938
Dilutive potential common shares
Stock options	27	70	53	114
Unvested restricted stock awards	271	99	299	300
Shares used to compute diluted net income per share	35,472	36,081	35,838	36,352
Basic net income per share	$0.50	$0.79	$1.05	$3.10
Diluted net income per share	$0.50	$0.79	$1.04	$3.06

Dilutive shares included in the calculation	1,304	663	1,238	1,152
Anti-dilutive shares excluded from the calculation	1,679	1,342	1,446	857

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(13) Geographic Information
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$120,541	$123,330	$351,088	$318,672
Europe	69,456	56,559	178,229	174,006
Rest of the world	60,591	53,359	155,639	164,690
Total revenue	$250,588	$233,248	$684,956	$657,368
The United States, included in North America in the above table, accounted for 48% and 45% of consolidated revenue for the nine months ended September 30, 2024 and 2023, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of September 30,	As of December 31,
	2024	2023
North America	$47,782	$46,531
Europe	18,802	17,695
Rest of the world	2,039	74
Total long-lived tangible assets	$68,623	$64,300
The United States, included in North America in the above table, accounted for 65% and 68% of total long-lived tangible assets as of September 30, 2024 and December 31, 2023, respectively. Ireland, included in Europe in the above table, accounted for 21% of total long-lived tangible assets as of September 30, 2024 and December 31, 2023. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(14) Commitments and Contingencies
As of September 30, 2024, the Company had total non-lease obligations in the amount of approximately $54.6 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2024, the Company’s non-lease obligations for the remainder of 2024 and for the years ending December 31, 2025, and 2026 were approximately $10.3 million, $38.0 million, and $6.3 million, respectively.
Legal Matters
From time to time, the Company may become party to litigation in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of occurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company reviews reserves, if any, at least quarterly and may change the amount of any such reserve in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and threats of litigation, investigations and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. The Company currently has no material pending litigation matters and, accordingly, no material reserves related to litigation.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Indemnification and Employment Agreements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the nine months ended September 30, 2024, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.
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
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above and the “Risk Factors” disclosures contained in our 2023 Form 10-K for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
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
As of September 30, 2024, our content library includes 800 million images and 55 million footage clips available for distribution in our Content and Data, Distribution and Services offerings. We believe this large selection of high-quality content enables us to attract and retain customers and drives our network effect. In addition, we had over 4.1 million active, paying customers contributing to our revenue for the twelve-month period ended September 30, 2024.
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
Our Content is distributed to customers under the following brands: Shutterstock; Pond5; TurboSquid; PicMonkey; PremiumBeat; Splash News; Bigstock; Envato; and Offset. Shutterstock, our flagship brand, includes various content types such as image, footage, music and editorial.

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
On February 1, 2024, we acquired Backgrid USA, Inc. and Backgrid London, Ltd. (collectively “Backgrid”). Backgrid supplies media organizations with real-time celebrity content. On July 22, 2024, we completed our acquisition of Envato Pty Ltd. (“Envato”). Envato offers digital creative assets and templates.
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
Acquisition of Envato Pty Ltd.
On July 22, 2024, the Company completed its previously announced acquisition of Envato Pty Ltd. (“Envato”) pursuant to a Share Purchase Agreement (the “Purchase Agreement”) entered into on May 1, 2024, to acquire all of the issued and outstanding capital stock of Envato. The aggregate consideration paid by the Company, after customary working capital and other adjustments in accordance with the terms of the Purchase Agreement, was $250 million.
The addition of Envato has:
•Complemented Shutterstock’s existing offering with Envato Elements, a leading unlimited multi-asset subscription offering,
•Expanded Shutterstock’s reach within faster growing audiences such as freelancers, hobbyists, small businesses and agencies,
•Increased Shutterstock’s Content revenue from video, audio, graphics, fonts and templates, and
•Further diversified Shutterstock into new content types including code & web themes, product mock-ups, fonts and templates (e.g. Slides, PowerPoint, Keynote, WordPress, video, designs for social posts, gaming, podcasts and print-on-demand).

Key Operating Metrics
In addition to key financial metrics, we regularly review a number of key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
Subscribers, subscriber revenue and average revenue per customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Pond5 and Splash News beginning May 2023, and, for Average Revenue per Customer, from Giphy beginning July 2024. These metrics exclude the respective counts and revenues from Backgrid and Envato.
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

The following tables summarize our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	Shutterstock[1]	Envato[2]	Pro Forma[3]
	2024	2024	2024	2023

Subscribers (end of period)	470,000	635,000	1,105,000	551,000
Subscriber revenue (in millions)	$78.7	$34.4	$113.1	$88.3

Average revenue per customer (last twelve months)	$446	$85	$254	$401
Paid downloads (in millions)	32.9	79.4	112.3	36.4

	Nine Months Ended September 30,
	Shutterstock[1]	Envato[2]	Pro Forma[3]
	2024	2024	2024	2023

Subscribers (end of period)	470,000	635,000	1,105,000	551,000
Subscriber revenue (in millions)	$242.9	$102.0	$344.9	$266.3

Average revenue per customer (last twelve months)	$446	$85	$254	$401
Paid downloads (in millions)	101.3	229.6	330.9	117.6
___________________________________________________
1 Represents Shutterstock, Inc. key operating metrics before combining the Envato related metrics. Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Pond5 and Splash News beginning May 2023, and, for Average Revenue per Customer, from Giphy beginning July 2024. These metrics exclude the respective counts and revenues from our acquisitions of Backgrid and Envato.
2 Envato Subscribers and Subscriber Revenue are presented as if Envato was acquired as of the beginning of the period presented, and represent metrics incremental to amounts presented under the “Shutterstock, Inc.” heading. Envato Average revenue per customer is derived from Envato historical results over the last twelve months.
3 The Pro Forma key operating metrics are derived from (i) the Shutterstock amounts before combining with Envato and (ii) the historical Envato metrics, as discussed in footnote 2 above.
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
Data, Distribution, and Services: Our Data, Distribution, and Services offering addresses customer demand for products and services that are beyond our stock image, footage music and 3D model licenses. We have seen increased demand for access to our metadata for machine learning and generative artificial intelligence model training. We offer ethically sourced and licensable metadata at unique scales and quality. Our metadata customer base ranges from large technology and media companies to smaller start-up organizations.
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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Content	$203,713	$178,791	$547,494	$559,738
Data, Distribution, and Services	46,875	54,457	137,462	97,630
Total Revenues	$250,588	$233,248	$684,956	$657,368

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
Interest Expense. Interest expense consists of interest on our debt and amortization of deferred financing fees.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Consolidated Statements of Operations:
Revenue	$250,588	$233,248	$684,956	$657,368
Operating expenses:
Cost of revenue	104,405	94,219	283,863	256,798
Sales and marketing	55,403	56,165	163,520	152,084
Product development	28,610	28,098	69,520	72,722
General and administrative	44,021	37,574	112,492	109,488
Total operating expenses	232,439	216,056	629,395	591,092
Income from operations	18,149	17,192	55,561	66,276
Bargain purchase gain	—	9,864	—	51,804
Interest expense	(4,451)	(562)	(5,574)	(1,286)
Other income, net	3,829	1,119	4,490	3,614
Income before income taxes	17,527	27,613	54,477	120,408
Provision for income taxes	(88)	(806)	17,116	9,133
Net income	$17,615	$28,419	$37,361	$111,275

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	42%	40%	41%	39%
Sales and marketing	22%	24%	24%	23%
Product development	11%	12%	10%	11%
General and administrative	18%	16%	16%	17%
Total operating expenses	93%	93%	92%	90%
Income from operations	7%	7%	8%	10%
Bargain purchase gain	—%	4%	—%	8%
Interest expense	(2)%	—%	(1)%	—%
Other income, net	2%	—%	1%	1%
Income before income taxes	7%	12%	8%	18%
Provision for income taxes	—%	—%	2%	1%
Net income	7%	12%	5%	17%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended September 30, 2024 and 2023
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$250,588	$233,248	$17,340	7%
Operating expenses:
Cost of revenue	104,405	94,219	10,186	11
Sales and marketing	55,403	56,165	(762)	(1)
Product development	28,610	28,098	512	2
General and administrative	44,021	37,574	6,447	17
Total operating expenses	232,439	216,056	16,383	8
Income from operations	18,149	17,192	957	6
Bargain purchase gain	—	9,864	(9,864)	*
Interest expense	(4,451)	(562)	(3,889)	692
Other income, net	3,829	1,119	2,710	242
Income before income taxes	17,527	27,613	(10,086)	(37)
Benefit for income taxes	(88)	(806)	718	(89)
Net income	$17,615	$28,419	$(10,804)	(38)%

Revenue
Revenue increased by $17.3 million, or 7%, to $250.6 million for the three months ended September 30, 2024, compared to the same period in 2023. Revenue was not impacted on a constant currency basis in the three months ended September 30, 2024, compared to the same period in 2023.
The Company’s Content revenues increased by 14%, to $203.7 million in the three months ended September 30, 2024, compared to the same period in 2023. On a constant currency basis, Content revenues grew 13% in the three months ended September 30, 2024, compared to the same period in 2023. During the three months ended September 30, 2024, growth in our Content revenue was driven by the contribution of Envato, which was acquired on July 22, 2024. The increase was partially offset by a reduction in Content revenue generated from Shutterstock’s content offering due to weakness in new customer acquisition.
The Company’s Data, Distribution, and Services revenues decreased by 14%, to $46.9 million in the three months ended September 30, 2024, compared to the same period in 2023. The decrease in Data, Distribution, and Services revenues was driven by a decline in our data offering, which was offset by growth in our Distribution and Services offerings.
Changes in our revenue by region were as follows: revenue from North America decreased by $2.8 million, or 2%, to $120.5 million, revenue from Europe increased by $12.9 million, or 23%, to $69.5 million and revenue from outside Europe and North America increased by $7.2 million, or 14%, to $60.6 million, in the three months ended September 30, 2024 compared to the same period in 2023.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $10.2 million to $104.4 million in the three months ended September 30, 2024 compared to the same period in 2023. As a percentage of revenue, cost of revenue increased to 42% for the three months ended September 30, 2024, from 40% for the same period in 2023. This increase was driven by increased royalties, content expenses, and employee-related costs driven by the acquisition of Envato. These amounts were partially offset by a decrease in Shutterstock-legacy related royalties, content expenses, production costs and employee-related costs, and a decrease in recurring and non-recurring Giphy Retention Compensation. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.
Sales and Marketing. Sales and marketing expenses decreased by $0.8 million, or 1%, to $55.4 million in the three months ended September 30, 2024 compared to the same period in 2023. As a percentage of revenue, sales and marketing expenses decreased to 22% for the three months ended September 30, 2024, from 24% for the same period in 2023. This was driven by a decrease in Shutterstock-legacy brand and performance-based marketing expenses and a decrease in consultant expenses. This was partially offset by marketing spend and employee-related costs attributable to the Envato business. In addition, there were $0.9 million and $1.1 million increases from recurring and non-recurring Giphy Retention Compensation expenses, respectively. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses increased by $0.5 million to $28.6 million in the three months ended September 30, 2024 compared to the same period in 2023. The increase in product development was driven by an increase in employee-related costs associated with the Envato business, offset by a decline in Shutterstock-legacy employee-related costs. In addition, there was a $1.2 million decrease and a $2.7 million increase from recurring and non-recurring Giphy Retention Compensation expenses, respectively. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $6.4 million to $44.0 million in the three months ended September 30, 2024 compared to the same period in 2023. This increase was driven by an increase in professional fees and employee-related costs associated with by the Envato business, offset by a decline in the Shutterstock-legacy employee-related costs. In addition, there were $0.7 million and $1.1 million decreases from recurring and non-recurring Giphy Retention Compensation expenses, respectively. In the three months ended September 30, 2024, the Company also incurred $3.2 million of transaction costs associated with the acquisition of Envato.
Bargain Purchase Gain. In the three months ended September 30, 2023, we recorded an increase to the Giphy bargain purchase gain of $9.9 million associated with updates to deferred income tax balances recorded on the Giphy opening balance sheet.
Interest Expense. In the three months ended September 30, 2024 and September 30, 2023, we recognized interest expense of $4.5 million and $0.6 million, respectively, related to our credit facility and the amortization of deferred financing fees. Interest expense for the three months ended September 30, 2024 increased due to the borrowings under A&R Credit Agreement entered into during the quarter ended September 30, 2024 to fund the acquisition of Envato.
Other Income, Net. In the three months ended September 30, 2024, other income, net was driven by $1.6 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income, net had $1.1 million of interest income and $1.2 million of unrealized foreign currency gains. During the three months ended September 30, 2023, other income, net substantially consisted of $1.9 million of interest income and $0.8 million of unrealized foreign currency losses. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. The income tax benefit decreased by $0.7 million for the three months ended September 30, 2024, compared to the same period in 2023. Our effective tax rates yielded a net benefit of 0.5% and 2.9% for the three months ended September 30, 2024 and 2023, respectively.
For the three months ended September 30, 2024, the net effect of discrete items decreased the effective tax rate by 32.9%. The discrete items for the three months ended September 30, 2024 primarily relate to reversal of unrecognized tax benefits of $7.3 million due to the settlement of an IRS audit. Excluding discrete items, our effective tax rate would have been 32.4% for the three months ended September 30, 2024.

For the three months ended September 30, 2023, the net effect of discrete items decreased the effective tax rate by 14.9%. The discrete items for the three months ended September 30, 2023 primarily relate to the effect of the U.S. Research and Development (“R&D”) tax credit claimed on the Company’s 2022 tax return, which was substantially completed in the third quarter of 2023. Excluding discrete items, our effective tax rate would have been 12.0% for the three months ended September 30, 2023.
As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$684,956	$657,368	$27,588	4%
Operating expenses:
Cost of revenue	283,863	256,798	27,065	11%
Sales and marketing	163,520	152,084	11,436	8%
Product development	69,520	72,722	(3,202)	(4)%
General and administrative	112,492	109,488	3,004	3%
Total operating expenses	629,395	591,092	38,303	6%
Income from operations	55,561	66,276	(10,715)	(16)%
Bargain purchase gain	—	51,804	(51,804)	*
Interest expense	(5,574)	(1,286)	(4,288)	333%
Other income, net	4,490	3,614	876	24%
Income before income taxes	54,477	120,408	(65,931)	(55)%
Provision for income taxes	17,116	9,133	7,983	87%
Net income	$37,361	$111,275	$(73,914)	(66)%
*Not meaningful

Revenue
Revenue increased by $27.6 million, or 4%, to $685.0 million in the nine months ended September 30, 2024 compared to the same period in 2023. Revenue was not impacted on a constant currency basis in the nine months ended September 30, 2024, compared to the same period in 2023.
The Company’s Content revenues decreased by 2%, to $547.5 million in the nine months ended September 30, 2024, compared to the same period in 2023. Foreign currency fluctuations did not have a significant impact on the Company’s Content revenues in the nine months ended September 30, 2024. The decline in our Content revenues was driven by weakness in new customer acquisition, partially offset by revenue from Envato, which was acquired on July 22, 2024.
The Company’s Data, Distribution, and Services revenues increased by 41%, to $137.5 million in the nine months ended September 30, 2024, compared to the same period in 2023. Foreign currency fluctuations did not have a significant impact on the Company’s Data, Distribution, and Services revenues in the nine months ended September 30, 2024. The increase in Data, Distribution, and Services revenues was driven by growth in our data offering, which grew 22% in the nine months ended September 30, 2024, as well as growth in our Distribution and Services offerings.
Changes in our revenue by region were as follows: revenue from North America increased by $32.4 million, or 10%, to $351.1 million, revenue from Europe increased by $4.2 million, or 2%, to $178.2 million and revenue from outside Europe and North America decreased by $9.1 million, or 5%, to $155.6 million, in the nine months ended September 30, 2024 compared to the same period in 2023.
Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $27.1 million, or 11%, to $283.9 million in the nine months ended September 30, 2024 compared to the same period in 2023. As a percent of revenue, cost of revenue increased to 41% for the nine months ended September 30, 2024, from 39% for the same period in 2023. This increase was driven by increased royalty and content costs, costs associated with website hosting, hardware and software licenses, and employee related costs, and depreciation and amortization driven by the acquisition of Envato. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing.   Sales and marketing expenses increased by $11.4 million, or 8%, to $163.5 million in the nine months ended September 30, 2024 compared to the same period in 2023. As a percent of revenue, sales and marketing expenses increased to 24% for the nine months ended September 30, 2024, from 23% for the same period in 2023. This increase was driven by increases in employee-related costs performance marketing spend driven by the Envato business, offset by a decline in Shutterstock’s performance marketing spend. In addition, there were $3.2 million and $0.8 million increases from recurring and non-recurring Giphy Retention Compensation, respectively. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses decreased by $3.2 million, or 4%, to $69.5 million in the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in product development was driven by a decrease in outside consultant expenses and a decrease Shutterstock-legacy employee-related costs. This was partially offset by increases in employee-related costs driven by the Envato business. In addition, there was a $2.7 million increase and a $0.7 million decrease from recurring and non-recurring Giphy Retention Compensation expenses, respectively. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.

General and Administrative.   General and administrative expenses increased by $3.0 million, or 3%, to $112.5 million in the nine months ended September 30, 2024 compared to the same period in 2023. The increase was driven by an increase in professional fees associated with the acquisitions of Envato and Backgrid, and increase in employee-related costs driven by the the acquisition of Envato. This was partially offset by a decrease in bad debt expense, and a decrease in Shutterstock-legacy employee-related costs. In addition, there was a $0.3 million increase and a $1.5 million decrease from recurring and non-recurring Giphy Retention Compensation expenses, respectively. General and Administrative expenses for the nine months ended September 30, 2024 also includes $8.2 million of transaction costs for the Backgrid and Envato acquisitions.
Bargain Purchase Gain. In the nine months ended September 30, 2023, we recognized a bargain purchase gain of $51.8 million related to the acquisition of Giphy, which represents the excess of the fair value of the net assets acquired in addition to the net negative purchase price.
Interest Expense. In the nine months ended September 30, 2024 and September 30, 2023, we recognized interest expense of $5.6 million and $1.3 million, respectively related to our credit facility and the amortization of deferred financing fees. Interest expense for the nine months ended September 30, 2024 increased due to borrowings under the A&R Credit Agreement entered into during the quarter ended September 30, 2024 to fund the acquisition of Envato.
Other Income, Net. During the nine months ended September 30, 2024, other income, net substantially consisted of $3.5 million of interest income and $1.7 million of unrealized gains related to our investment in Meitu, Inc., partially offset by $0.7 million of unrealized foreign currency losses. During the nine months ended September 30, 2023 other income, net consisted of $0.9 million of unrealized foreign currency gains and $2.7 million of interest income. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $8.0 million for the nine months ended September 30, 2024 as compared to the same period in 2023. Our effective tax rates yielded an expense of 31.4% and 7.6% for the nine months ended September 30, 2024 and 2023, respectively.
For the nine months ended September 30, 2024, the net effect of discrete items increased the effective tax rate by 8.2%. The discrete items for the nine months ended September 30, 2024 relate to shortfalls on equity award vestings and a one-time charge of $6.3 million related to the reversal of a deferred tax asset resulting from the expiration of equity awards granted to the Company’s Founder and Executive Chairman, partially offset by the reversal of unrecognized tax benefits of $7.3 million due to the settlement of an IRS audit. Excluding discrete items, our effective tax rate would have been 23.2% for the nine months ended September 30, 2024.
For the nine months ended September 30, 2023, the net effect of discrete items decreased the effective tax rate by 8.9%. The discrete items for the nine months ended September 30, 2023 primarily relate to the non-taxable bargain purchase gain associated with the acquisition of Giphy and the effect of the U.S. Research and Development (“R&D”) tax credit claimed on the Company’s 2022 tax return, which was substantially completed in the third quarter of 2023. Excluding discrete items, our effective tax rate would have been 16.5% for the nine months ended September 30, 2023.
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

Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents totaling $131.4 million which consisted primarily of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our A&R Credit Agreement dated July 22, 2024.
Historically, our principal uses of cash have included funding our operations, capital expenditures, and content acquisitions. In addition, our capital allocation strategies also include funding business combinations and asset acquisitions that enhance our strategic position, cash dividend payments, principle and interest payments under our credit facilities and share purchases under our share repurchase programs. We plan to finance our operations, capital expenditures and corporate actions largely through cash generated by our operations and our credit facility. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.
Dividends
We declared and paid cash dividends of $0.90 per share of common stock, or $31.9 million during the nine months ended September 30, 2024.
On October 21, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on December 13, 2024 to stockholders of record at the close of business on November 29, 2024. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of September 30, 2024, we have repurchased approximately 5.5 million shares of our common stock under the 2023 Share Repurchase Program at an average per-share cost of $48.86. During the three and nine months ended September 30, 2024, we repurchased approximately 594,400 and 1,111,500 shares of our common stock at an average cost of $35.33 and $37.42, respectively. During the three and nine months ended September 30, 2023, we repurchased approximately 351,000 and 431,000 shares of common stock at an average cost of $42.75 and $44.06, respectively, under the 2023 Share Repurchase Program. As of September 30, 2024, we had $30 million of remaining authorization for repurchases under the 2023 Share Repurchase Program.

Credit Facility and A&R Credit Agreement
On May 6, 2022, we entered into a five-year $100 million unsecured revolving loan facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent and other lenders. The Credit Facility includes a letter of credit sub-facility and a swingline facility and it also permitted, subject to the satisfaction of certain conditions, up to $100 million of additional revolving loan commitments with the consent of the Administrative Agent.
On July 22, 2024, we entered into an amended and restated credit agreement (the “A&R Credit Agreement”), which was entered into among us, as borrower, certain direct and indirect subsidiaries of our as guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders. The A&R Credit Agreement provides for a five-year (i) senior unsecured term loan facility (the “Term Loan”) in an aggregate principal amount $125 million and (ii) senior unsecured revolving credit facility (the “Revolver”) in an aggregate principal amount of $250 million. The A&R Credit Agreement provides for a letter of credit subfacility and a swingline facility.
At our option, loans under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on our consolidated leverage ratio or (ii) the Term Secured Overnight Financing Rate (“SOFR”) (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on our consolidated leverage ratio, plus a credit spread of 0.100%. We are also required to pay an unused commitment fee ranging from 0.175% to 0.250%, determined based on our consolidated leverage ratio. In connection with the execution of this agreement, we paid debt issuance costs of approximately $2.2 million.
The A&R Credit Agreement replaces our existing Credit Facility, which was fully repaid and terminated upon the effectiveness of the A&R Credit Agreement. In connection with the closing of the Credit Facility, we repaid $30 million of existing outstanding borrowings and accrued interest.
As of September 30, 2024, we had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of our activities, which are customary for this type of credit facility. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of September 30, 2024, we were in compliance with these covenants.
Our outstanding debt (in thousands) is reflected in the table below. We classify the Revolver as a current liability since we could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.
Our debt consists of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Current Debt:
Revolver - Credit Facility	—	30,000
Revolver - A&R Credit Agreement	155,000	—
Term Loan - A&R Credit Agreement	3,834
Non-Current Debt:
Term Loan - A&R Credit Agreement	120,392	—

Based on Level 2 inputs, the carrying value of our debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three and nine months ended September 30, 2024, we recognized interest expense of $4.5 million and $5.6 million, respectively. As of September 30, 2024, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.8 million.
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

As of September 30, 2024, we had approximately $55 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of September 30, 2024, we had approximately $40 million in operating lease obligations with lease payments extending through 2029.
See Note 14 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of September 30, 2024.
Cash Flows
The following table summarizes our cash flow data for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$24,680	$106,603
Net cash used in investing activities	$(156,120)	$(61,915)
Net cash provided by / (used in) financing activities	$162,556	$(83,234)
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
Net cash provided by operating activities was $24.7 million for the nine months ended September 30, 2024, compared to Net cash provided by operating activities of $106.6 million for the nine months ended September 30, 2023. In the nine months ended September 30, 2024 and 2023, operating cash flows included a $28.7 million increase in the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows. In the nine months ended September 30, 2024, operating cash flows included $45.7 million of cash outflows made for the Envato Seller Obligations.
In addition, operating cash flows for the nine months ended September 30, 2023 were favorably impacted from an increase in operating income and changes in the timing of cash collections from data deal customers and payments pertaining to operating expenses, which can cause operating cash flow to fluctuate from period to period. In addition, operating cash flows for the nine months ended September 30, 2023 were unfavorably impacted by the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2024 was $156.1 million, consisting primarily of (i) $179.1 million used in the acquisition of Envato and Backgrid, net of cash acquired; (ii) capital expenditures of $38.3 million for internal-use software and website development costs and purchases of software and equipment; and (iii) $2.5 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by $63.4 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the nine months ended September 30, 2023 was $61.9 million, consisting primarily of (i) $53.7 million used in the acquisition of Giphy, net of cash acquired, (ii) capital expenditures of $34.7 million for internal-use software and website development costs and purchases of software and equipment, and (iii) $9.7 million paid to acquire the rights to distribute certain digital content in perpetuity. These cash outflows were partially offset by (i) $34.7 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2024 was $162.6 million, consisting of (i) $280.0 million received from our A&R Credit Agreement; (ii) $30.0 million used for the repayment of our Credit Facility; (iii) $31.9 million, related to the payment of the quarterly cash dividend; (vi) $41.6 million paid in connection with the repurchase of common stock under our 2023 Share Repurchase Program; (v) $11.7 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (vi) $2.2 million paid for debt issuance costs.

Cash used in financing activities in the nine months ended September 30, 2023 was $83.2 million, consisting of (i) $50.0 million used for the repayment of our Credit Facility; (ii) $29.0 million related to the payment of the quarterly cash dividend; (iii) $19.0 million paid in connection with the repurchase of common stock under the 2023 Share Repurchase Program; and (iv) $15.2 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by $30.0 million proceeds received from our Credit Facility.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-GAAP Financial Measures (in thousands):
Adjusted net income	$46,351	$45,549	$115,369	$131,741
Adjusted EBITDA	$69,997	$64,690	$188,046	$194,509
Adjusted free cash flow	$45,672	$12,651	$93,102	$96,870
Revenue growth on a constant currency basis	7%	12%	4%	7%

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
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the three months ended September 30, 2024, the Company also incurred $4.5 million, of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and are not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.

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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)

Net income	$17,615	$28,419	$37,361	$111,275
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	15,094	13,003	41,220	36,589
Tax effect of non-cash equity-based compensation(1)(2)	(3,547)	(3,056)	(3,332)	(8,599)
Acquisition-related amortization expense(3)	9,332	9,052	27,658	25,580
Tax effect of acquisition-related amortization expense(1)	(2,193)	(2,127)	(6,499)	(6,011)
Bargain purchase gain	—	(9,864)	—	(51,804)
Giphy Retention Compensation Expense - non-recurring	10,281	8,198	21,825	25,389
Tax effect of Giphy Retention Compensation Expense - non-recurring(1)	(2,416)	(1,927)	(5,129)	(5,967)
Other(4)	3,272	4,969	3,413	6,825
Tax effect of other(1)	(1,087)	(1,118)	(1,148)	(1,536)
Adjusted net income(4)	$46,351	$45,549	$115,369	$131,741

Net income per diluted common share	$0.50	$0.79	$1.04	$3.06
Adjusted net income per diluted common share	$1.31	$1.26	$3.22	$3.62

Weighted average diluted shares	35,472	36,081	35,838	36,352
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)For the nine months ended September 30, 2024, the tax effect of non-cash equity-based compensation includes a $6.3 million add-back for the reduction of deferred tax assets associated with the expiration of performance-based stock options and restricted stock units granted the Company’s Founder and Executive Chairman in 2014. The performance-based metrics were not met, the awards were not exercisable, and the Company recognized a non-cash tax expense for the change in deferred taxes.
(3)Of these amounts, $7.8 million and $8.1 million are included in cost of revenue for the three months ended September 30, 2024 and 2023, respectively, and $24.1 million and $23.4 million are included in cost of revenue for the nine months ended September 30, 2024 and 2023, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.
(4)Other consists of unrealized gains and losses on investments and severance costs associated with strategic workforce optimizations.
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

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)

Net income	$17,615	$28,419	$37,361	$111,275
Add / (less) Non-GAAP adjustments:
Interest expense	4,451	562	5,574	1,286
Interest income	(1,086)	(1,894)	(3,477)	(2,727)
(Benefit) / Provision for income taxes	(88)	(806)	17,116	9,133
Depreciation and amortization	21,643	21,271	64,339	59,373
EBITDA	$42,535	$47,552	$120,913	$178,340

Non-cash equity-based compensation	15,094	13,003	41,220	36,589
Bargain purchase gain	—	(9,864)	—	(51,804)
Giphy Retention Compensation Expense - non-recurring	10,281	8,198	21,825	25,389
Foreign currency (gain) / loss	(1,185)	775	675	(887)
Unrealized gain on investment	(1,558)	—	(1,688)	—
Workforce optimization - severance	4,830	5,026	5,101	6,882
Adjusted EBITDA	$69,997	$64,690	$188,046	$194,509

Revenue	$250,588	$233,248	$684,956	$657,368
Net income margin	7.0%	12.2%	5.5%	16.9%
Adjusted EBITDA margin	27.9%	27.7%	27.5%	29.6%

Revenue Growth (including by product offering) on a Constant Currency Basis

We define revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Reported revenue (in thousands)	$250,588	$233,248	$684,956	$657,368
Revenue growth	7%	14%	4%	8%
Revenue growth on a constant currency basis	7%	12%	4%	7%

Content reported revenue (in thousands)	$203,713	$178,791	$547,494	$559,738
Content revenue growth	14%	(9)%	(2)%	(5)%
Content revenue growth on a constant currency basis	13%	(11)%	(2)%	(6)%

Data, Distribution, and Services reported revenue (in thousands)	$46,875	$54,457	$137,462	$97,630
Data, Distribution, and Services revenue growth	(14)%	611%	41%	433%
Data, Distribution, and Services revenue growth on a constant currency basis	(14)%	609%	41%	433%

Adjusted Free Cash Flow
We define adjusted free cash flow as our net cash provided by operating activities, adjusted for capital expenditures, content acquisition, cash received related to Giphy Retention Compensation in connection with the acquisition of Giphy and cash paid for Envato Seller Obligations.
The following is a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flow information:	(in thousands)
Net cash (used in) / provided by operating activities	$(11,585)	$10,014	$24,680	$106,603
Net cash (used in) / provided by investing activities	$(147,893)	$4,213	$(156,120)	$(61,915)
Net cash provided by / (used in) financing activities	$213,334	$(25,305)	$162,556	$(83,234)

Adjusted free cash flow:
Net cash (used in) / provided by operating activities	$(11,585)	$10,014	$24,680	$106,603
Capital expenditures	(14,761)	(11,845)	(38,297)	(34,715)
Content acquisitions	(652)	(4,473)	(2,473)	(9,725)
Cash received related to Giphy Retention Compensation	26,922	18,955	63,444	34,707
Cash paid for Envato Seller Obligations(1)	45,748	—	45,748	—
Adjusted Free Cash Flow	$45,672	$12,651	$93,102	$96,870
(1)Envato Seller Obligations relate to payments made on behalf of the Envato sellers’ after the closing of the acquisition. These liabilities were funded from the acquired cash on the Envato balance sheet and are not indicative of obligations and cash flows to be incurred prospectively.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 27% and 29% for the nine months ended September 30, 2024 and 2023, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the nine months ended September 30, 2024, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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

Our historical revenue by currency is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$36,900	€33,841	$33,186	€29,985	$102,724	€94,693	$104,563	€95,986
British pounds	14,784	£11,424	14,306	£11,321	43,655	£34,343	42,704	£34,061
All other non-U.S. currencies(1)	13,052		13,011		39,253		41,382
Total foreign currency	64,736		60,503		185,632		188,649

U.S. dollar	185,852		172,745		499,324		468,719
Total revenue	$250,588		$233,248		$684,956		$657,368
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
Amounts borrowed under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread adjustment of 0.100%. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of September 30, 2024.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
On July 22, 2024, the Company completed its acquisition of Envato Pty Ltd. (“Envato”). Management is currently integrating Envato into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the Company is excluding the internal control over financial reporting of Envato from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company completed its acquisition of Envato on July 22, 2024. The Company is in the process of reviewing the internal control structure of Envato and, if necessary, will make appropriate changes as it integrates Envato into the Company’s overall internal control over financial reporting process.

PART II.     OTHER INFORMATION
Item 1.        Legal Proceedings.
Although we are not currently a party to any material pending litigation, from time to time, third parties assert claims against us regarding intellectual property rights, employment matters, privacy issues and other matters arising during the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2024, there were no material changes to these risk factors as described in our 2023 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2024	—	$—	—
August 1 - 31, 2024	478,946	35.50	478,946
September 1 - 30, 2024	115,485	34.63	115,485
	594,431	$35.33	594,431	$30,203,000
_______________________________________________________________________________
(1)We purchased shares of our common stock in open market purchases pursuant to share repurchases authorized by our Board of Directors. In June 2023, our Board of Directors authorized the repurchase of up to $100 million of our common stock, which the Company announced on June 7, 2023. As of September 30, 2024, $30.2 million remained available for purchase under this authorization.

Item 4.        Mine Safety Disclosures.
None.

Item 5.    Other Information.
(c) Insider Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Amended and Restated Credit Agreement, dated as of July 22, 2024, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders and Bank of America, N.A., as administrative agent for such lenders.
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: October 29, 2024	By:	/s/ Jarrod Yahes
Jarrod Yahes
Chief Financial Officer
(Principal Financial Officer)

Dated: October 29, 2024	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)