Form 10-K
period 2024-12-31
Shutterstock, Inc.
filed 2025-02-25
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates was $942,202,027, based on the last reported sale price of the registrant’s common stock on that date.
On February 21, 2025, 34,893,659 shares of the registrant’s common stock were outstanding.

Form 10-K
For the Fiscal Year Ended December 31, 2024

PART I

FORWARD-LOOKING STATEMENTS
        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding our proposed merger with Getty Images Holdings, Inc.(the “Merger”), guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate other acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies and our competitive position. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aims,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.
        Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Shutterstock,” “the Company,” “we,” “our” and “us” refer to Shutterstock, Inc. and its subsidiaries. “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Giphy,” “Shutterstock Studios,” “Shutterstock Editor,” “Shutterstock.AI,”“Creative Flow,” “Backgrid,” “Envato,” “Envato Elements,” “Photodune,” “Tuts+,” “Themeforest,” “Codecanyon,” “Audiojungle,” “Graphicriver,” “Videohive,” “3DOcean,” “Mixkit,” and “Placeit”and their associated logos are registered trademarks and are the property of Shutterstock, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

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
Our Content and Data, Distribution, and Services offering revenues are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Content	$760,011	$737,264	$789,306
Data, Distribution, and Services	175,251	137,323	38,520
Total Revenue	$935,262	$874,587	$827,826
Merger Agreement with Getty Images

On January 6, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine in a merger-of-equals transaction with Getty Images Holdings, Inc. (NYSE:GETY) (“Getty Images”) (such transaction referred to herein as the “Merger”). Subject to terms and conditions in the Merger Agreement, the aggregate consideration to be paid by Getty Images in respect of the outstanding shares of common stock of Shutterstock will be:

(a)An amount in cash equal to the product of $9.50 multiplied by the number of shares of Shutterstock common stock outstanding immediately prior to the transaction close (including vested Shutterstock restricted stock units and performance stock units); and
(b)A number of shares of Getty Images common stock equal to the product of 9.17 multiplied by the number of shares of Shutterstock common stock outstanding immediately prior to the transaction close (including vested Shutterstock restricted stock units and performance stock units).
Each holder of Shutterstock common stock immediately prior to the transaction close will have the option to receive, subject to proration, for each share of Shutterstock common stock held by such holder:
(a)Cash consideration of $9.50 and 9.17 shares of Getty Images common stock;
(b)Cash consideration of $28.8487; or
(c)13.67237 shares of Getty Images common stock.
The closing of the Merger is subject to the satisfaction of closing conditions, including receipt of required regulatory approvals, the approval of Getty Images and Shutterstock stockholders and the extension or refinancing of Getty Images’ existing debt obligations. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended.

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
Our Content is distributed to customers under the following brands: Shutterstock; Envato; Pond5; TurboSquid; PicMonkey; PremiumBeat; Splash News; Backgrid; Bigstock; and Offset. Shutterstock, our flagship brand, includes various content types such as image, footage, music and editorial.
Envato, which was acquired by the Company on July 22, 2024, also offers a variety of digital assets and templates. Pond5 is a video-first content marketplace which expands the Company’s content offerings across footage, image and music. TurboSquid operates a marketplace that offers more than one million 3D models and a 2 dimensional (“2D”) marketplace derived from 3D objects. PicMonkey is a leading online graphic design and image editing platform. PremiumBeat offers exclusive high-quality music tracks and provides producers, filmmakers and marketers the ability to search handpicked production music from the world’s leading composers. Splash News and Backgrid, which was acquired on February 1, 2024, provide editorial image and video content across celebrity and red carpet events. Bigstock maintains a separate content library tailored for creators seeking to incorporate cost-effective imagery into their projects. Our Offset brand provides authentic and exceptional content for high-impact use cases that require extraordinary images, featuring work from top assignment photographers and illustrators from around the world.
For customers seeking specialized solutions, Shutterstock Studios extends our offerings by providing custom, high-quality content matched with production tools and services at scale, leveraging assets from all brands or creating new assets as required.

Our Data, Distribution, and Services Offering
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
In 2023, we acquired Giphy, Inc. (“Giphy”). Giphy is a content platform that allows users to personalize casual conversations with GIFs, and generates billions of monthly impressions through over 14,000 API partners. We believe customers in all industries will look to use Giphy in marketing campaigns as another advertising outlet.
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

2024 Acquisitions
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
Envato Pty Ltd.
On July 22, 2024, the Company completed its acquisition of Envato Pty Ltd. (“Envato”) pursuant to a Share Purchase Agreement (the “Purchase Agreement”) entered into on May 1, 2024, to acquire all of the issued and outstanding capital stock of Envato. The aggregate consideration paid by the Company, after customary working capital and other adjustments in accordance with the terms of the Purchase Agreement, was approximately $250 million.
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
Our Marketplace
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
Our Customers
We serve a diverse array of customers across a variety of industries, organizational sizes and geographies. For the year ended December 31, 2024, over 4.0 million customers in more than 150 countries licensed revenue-generating content, with approximately 51%, 26% and 23% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Our top 25 customers in the aggregate accounted for less than 20% of our revenue in 2024. Our customers are typically classified among three categories, as follows:
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
Content Contributors and Content Review Process
Our collection of content is provided by a community of contributors from around the world and is vetted through our proprietary technology and by a specialized team of reviewers to ensure that it meets our standards of quality and licensability. Whether photographers, videographers, illustrators, designers or musicians, our community of contributors ranges from part-time enthusiasts to full-time professionals. The content contributed by our five highest-earning contributors was together responsible for less than 3% of downloads in 2024, demonstrating the depth and diversity of our contributor population.
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
We own a portfolio of trademarks, including “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Giphy,” “Shutterstock Studios,” “Shutterstock Editor,” “Shutterstock.AI,” “Creative Flow,” “Backgrid,” “Envato,” “Envato Elements,” “Photodune,” “Tuts+,” “Themeforest,” “Codecanyon,” “Audiojungle,” “Graphicriver,” “Videohive,” “3DOcean,” “Mixkit,” and “Placeit” and their associated logos. We will pursue additional trademark registrations to the extent that we create any additional material and registrable trademarks or logos. We are the registered owner of a variety of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com, rexfeatures.com, turbosquid.com, picmonkey.com, pond5.com, splashnews.com, backgrid.com, envato.com, placeit.net, tutsplus.com, themeforest.net, codecanyon.net, videohive.net, audiojungle.net, graphicriver.net, photodune.net, 3docean.net, and mixkit.co. internet domain names and various other related domain names. We have successfully recovered infringing domain names in the past and intend to continue to enforce our rights in the future. We also own copyrights, including certain content on our web properties, publications and designs, as well as patents, including with respect to our display systems and search capabilities. These intellectual property rights are important to our business and marketing efforts. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. With respect to our trademarks, trade names and patents, laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be canceled or invalidated if challenged by others based on certain use requirements or other limited grounds. We believe the duration of our patents is adequate, relative to the expected lives of our products.
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
In particular, we are subject to U.S. federal and state, and foreign laws regarding privacy and data protection as well as foreign, federal and state regulation. Foreign data protection, privacy, content regulation, consumer protection, and other laws and regulations can be more restrictive than those in the United States and often have extraterritorial application, and the interpretation and application of these laws are continuously evolving, still uncertain and remain in flux. For example, the GDPR, which took effect on May 25, 2018, includes more stringent operational requirements for entities using, processing, and transferring personal information and significant penalties for non-compliance. Several other foreign jurisdictions, such as Brazil and India, have adopted, are considering adopting, or have updated comprehensive privacy legislation to offer additional data privacy protections for individuals. In the U.S., data protection legislation is also becoming increasingly common at both the federal and state level. There are a number of legislative proposals pending before the U.S. Congress and various state legislative bodies concerning privacy, security, content regulation, data protection and other consumer issues that could affect us. For example, the State of California has enacted the CCPA, which became effective in January 2020 and was extended by the California Privacy Rights Act (“CPRA”) effective January 2023. The CCPA and CPRA, among other things, requires companies that collect personal information about California residents to make disclosures to those residents about data collection, use and sharing practices, allows residents, amongst other rights, to opt out of certain data sharing with third parties and provides a private right of action for data breaches. Sixteen other states have passed comprehensive data privacy laws, which are in effect today or taking effect by 2026.
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
Human Capital
The Company and its consolidated subsidiaries have 1,715 full-time employees as of December 31, 2024, as compared to 1,274 as of December 31, 2023. Approximately 57% of our global workforce is located in North America and 23% are located in Europe with the remainder located in the rest of the world. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Italy, Canada, France and Brazil, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and / or termination requirements. We consider our employee relations to be satisfactory. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists and other technical staff.
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
Additionally, our Data, Distribution, and Services results will fluctuate from quarter to quarter based on the timing of delivery of large metadata sets in our Data business.

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
Risk Factors Summary

Risks Related to the Proposed Merger with Getty Images (the “Merger”)
•Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger could negatively affect our business, financial condition and results of operations.
•Failure to complete the Merger could trigger the payment of a termination fee, and, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees.
•Uncertainties associated with the Merger may cause us to lose key customers or suppliers and make it more difficult to retain and hire key personnel, and the Merger may disrupt our current plans and operations or divert management’s attention from our ongoing business.
•We will be subject to business uncertainties and contractual restrictions while the Merger is pending.
•The proposed Merger and the integration of both companies may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the Merger.
•The market price of the combined company's common stock following the anticipated closing of the Merger may be affected by factors different from those that historically have affected or currently affect our common stock.
•We may be unable to retain personnel successfully while the Merger is pending or after the Merger is completed.
•We may become subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results.
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
•Issues relating to the use of new and evolving technologies, such as AI, in our offerings could adversely affect our business and operating results.

Risks Related to Operating our Business
•We may not continue to grow our revenues at historical rates.
•If we do not effectively manage changes to, and retain our sales force, we may be unable to add new customers or increase sales to our existing customers, and our revenue growth and business could be adversely affected.

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
•We collect, store, process, transmit and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection in many jurisdictions. Any cybersecurity incidents or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.
•Cybersecurity incidents and improper access to or disclosure of data or confidential information we maintain, or hacking or phishing attacks on our systems, could expose us to liability, protracted and costly litigation, business interruption, and damage our reputation.
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
•Because the exchange ratio in the Merger Agreement is fixed and because the market price of Shutterstock and Getty Images’ common stock will fluctuate prior to the completion of the Merger, our stockholders cannot be sure of the market value of the Getty Images common stock they will receive as consideration in the Merger.
•Our stockholders will have a reduced ownership and voting interest in Getty Images following the Merger as compared to their ownership and voting interest in us and will exercise less influence over management.
•Jonathan Oringer, our founder and Executive Chairman of the Board, owns and controls approximately 31% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors.
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

Risks Related to the Proposed Merger with Getty Images (the “Merger”)
Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger, could negatively affect our business, financial condition and results of operations.

The Merger is subject to various closing conditions, such as receipt of required regulatory approval and the approval of Shutterstock’s stockholders, among other customary closing conditions. It is possible that the regulators may prohibit, enjoin or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, not waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that the remaining conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.

If the Merger is not completed for any reason, our stockholders would not receive any payment for their shares in connection with the Merger, and we would remain an independent public company, with our shares continuing to be traded on the New York Stock Exchange. If the Merger is not completed or is delayed for any reason, there may be adverse consequences, and we may experience negative reactions from investors, the financial markets, our customers, our vendors and/or our employees. For example, depending on the circumstances that would have caused the Merger not to be completed, the price of our common stock may decline materially. If that were to occur, it is uncertain when, if ever, our common stock would return to the price levels at which the shares currently trade.

Failure to complete the Merger could trigger the payment of a termination fee, and, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees.

Under the Merger Agreement, we may be required to pay a termination fee if the Merger Agreement is terminated under specified circumstances. There can be no assurance that the Merger Agreement will not be terminated under the circumstances triggering these termination fee obligations. Furthermore, whether or not the Merger is consummated, we have incurred, and will continue to incur, significant costs, fees and expenses relating to professional services and transaction fees in connection with the proposed Merger. Payment of these costs, fees and expenses could adversely affect our business, financial condition and results of operations.

Uncertainties associated with the Merger may cause us to lose key customers or suppliers and make it more difficult to retain and hire key personnel, and the Merger may disrupt our current plans and operations or divert management’s attention from our ongoing business.

As a result of the uncertainty surrounding the conduct of our business while the Merger is pending, our relationships with customers, suppliers and other parties may be adversely affected. Due to uncertainty about our future while the Merger is pending, we may lose customers or suppliers, or customers, suppliers and other parties may alter their business relationships with us.

In addition, our employees, including key personnel, may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain and motivate them or to hire new employees. Moreover, while the Merger is pending, the potential disruption of plans or diversion of management’s attention from our ongoing business operations could adversely affect our business, financial condition and results of operations.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

The Merger Agreement subjects us to restrictions on our business activities prior to the closing of the Merger. For example, the Merger Agreement obligates us to generally conduct our business in the ordinary course until the closing and to use our reasonable best efforts to (i) preserve intact our current business organizations, (ii) preserve our assets and properties in good repair and condition and (iii) keep available the services of our current officers and other key employees and preserve our relationships with those having business dealings with us. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

The proposed Merger and the integration of both companies may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend in part on our ability to realize anticipated revenue and cost synergies and on our ability to successfully integrate the businesses. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, our ability to achieve the goals for the proposed Merger may be affected by future prospects, execution of business strategies, and our ability to manage the various factors discussed within this Annual Report on Form 10-K, including within the forward-looking statements. The actual benefits of the proposed Merger also could be less than anticipated if, for example, completion of the Merger and/or integration of the businesses are more difficult, costly or time-consuming than we expect.

The market price of the combined company’s common stock following the anticipated closing of the Merger may be affected by factors different from those that historically have affected or currently affect our common stock.

Upon completion of the Merger, the combined company’s financial position may differ from our financial positions before the completion of the Merger, and the results of operations of the combined company may be affected by factors that are different from those currently affecting our results of operations. Accordingly, the market price and performance of the combined company’s common stock is likely to be different from the performance of our common stock prior to the closing of the Merger.

We may be unable to retain personnel successfully while the Merger is pending or after the Merger is completed.

The success of the Merger will depend in part on our ability to retain key employees while the Merger is pending or after the Merger is consummated. If we are unable to retain key employees, including management, who are critical to the successful completion, integration and future operation of the combined company, we could face disruption in our operations, loss of key information, expertise or know-how, or unanticipated recruiting costs, which may impact our ability to achieve our goals related to the transaction.

We may become subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results.

We and/or our respective directors and officers may become subject to lawsuits relating to the Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of the merits of the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

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
Our marketing efforts to acquire new, and retain existing customers may not be effective or cost-efficient, and may be affected by external factors beyond our control.
Maintaining and promoting awareness of our platform and services is important to our ability to attract and retain customers. We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers. For example, in 2024, 2023 and 2022 our marketing expenses were approximately $91.8 million, $93.1 million and $97.2 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search engine portals. Our primary marketing efforts currently are search engine marketing (“SEM”), search engine optimization (“SEO”), affiliate marketing and display advertising, as well as social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.
We obtain a significant number of visits via search engines such as Google, and a critical factor in attracting customers to our websites is how prominently our website is displayed in response to search queries. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. Furthermore, our failure to successfully manage our search engine optimization could result in a substantial decrease in traffic to our web properties, as well as increased costs if we were to replace free traffic with paid traffic.
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
Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, footage represents significantly more data as compared to a still image, and if the proportion of our business related to footage licensing and our footage library continues to grow, we will need to expand and enhance our technological capabilities to ingest, store and search footage and music tracks in ways that are similar to our management of images. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow website or application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure supporting our customer and contributor facing web properties and software platforms and to evolve our information processes and computer systems to more efficiently run our business and remain competitive. For example, in 2024, 2023 and 2022 our product and development costs (which exclude costs that are capitalized related to internal-use software development projects), were approximately $88.4 million, $96.2 million and $65.4 million, respectively, and may continue to increase in the future as we continue to innovate. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be harmed.
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
Issues relating to the use of new and evolving technologies, such as AI, in our offerings could adversely affect our business and operating results.
Issues relating to the use of new and evolving technologies such as AI in our offerings may result in brand or reputational harm, competitive harm, legal liability, or new or enhanced governmental or regulatory scrutiny, and may cause us to incur additional costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. For example, developing, testing and deploying third-party AI systems may increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our margins and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential litigation or government regulation related to AI may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI by us or others in our industry could undermine public confidence in AI, which could slow our customers’ adoption of our products and services that use AI.

Risks Related to Operating our Business
We may not continue to grow our revenues at historical rates.
The future profitability of our business depends in part on our continued ability to grow our revenues. In future periods, our revenue could grow more slowly than in recent periods or further decline for many reasons, including any increase in competition, reduction in demand for our products, inability to introduce new products or enhance our existing product offerings, pricing pressures, contraction of our overall market or our failure to capitalize on growth opportunities. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition. If our growth rate declines further, investors’ perceptions of our business may be adversely affected, and the trading price of our common stock could decline.
If we do not effectively manage changes to, and retain our sales force, we may be unable to add new customers or increase sales to our existing customers, and our revenue growth and business could be adversely affected.
Our Content and Data, Distribution, and Services enterprise customers have unique content, licensing and workflow needs, and we have a dedicated sales, service and research team to provide a number of enhancements to those customers’ creative workflows, including non-standard licensing rights, multi-seat access, multi-brand licensing packages and content licensed for use-cases outside of those available for license on our e-commerce platform.
We have been substantially dependent on our sales force to effectively obtain new customers and to drive additional use cases and adoption among our existing customers. We believe that there is significant competition for sales personnel with the skills and knowledge that our business requires. The ability to achieve significant revenue growth with our business will depend, in large part, on the success in recruiting, training and retaining sufficient numbers of qualified sales personnel to support its growth. New hires require significant training and may take a significant amount of time before they achieve full productivity. Further, as we develop and evolve our sales and go-to-market strategies, additional training for new hires and our existing team may be required for our sales force to successfully execute on those strategies. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to retain sufficient numbers of qualified individuals until the Merger is consummated to run our business effectively.
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
In the last several years, we have continued to experience revenue growth and may continue to experience such growth in the future. For example, our revenues increased from $827.8 million in 2022 to $874.6 million in 2023 and to $935.3 million in 2024. Our continued growth has placed significant demands on our management and our administrative, operational and financial infrastructure, and our success will depend in part on our ability to manage this growth efficiently. Specifically, as our operations have grown in size, scope and complexity, we have made and expect to continue to make significant expenditures and allocate valuable management resources to improve and upgrade our technology, customer service, sales and marketing infrastructure and product offerings, including new product offerings, and to continue developing or acquiring new and relevant content and product offerings. Growth may also strain our ability to maintain reliable operation of our platform, enhance our operational, financial and management controls and reporting systems and recruit, train and retain highly skilled personnel. If we fail to effectively allocate our limited resources within our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition may suffer.
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
We have acquired, invested in and entered into strategic relationships with companies, and in the event the Merger Agreement is terminated, we may acquire, invest in or enter into strategic relationships with additional companies to complement our existing business and the breadth of our offerings. These transactions are inherently risky and expose us to risks which include:
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
Depending upon any future acquisition opportunities available, we may need to raise additional funds through the capital markets or arrange for additional debt financing to consummate such acquisitions. We may be unable to raise the capital required for future acquisitions on satisfactory terms or at all, which could adversely affect our business, financial condition and results of operations. Future acquisitions or investments could also result in potential dilutive issuances of equity securities, use of significant cash balances or the incurrence of debt, any of which could adversely affect our stock price, financial condition and results of operations. Further, our acquisitions or investments could result in significant impairments related to goodwill and amortization expenses related to other intangible assets and exposure to undisclosed or potential liabilities of the acquired companies. To the extent that the goodwill arising from the acquisitions carried on the financial statements does not pass a goodwill impairment test, excess goodwill will be impaired and will reduce future earnings.

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
We rely on independent third parties to provide certain services for our Company. The state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and is subject to change based on court decisions and regulation. For example, on April 30, 2018, the California Supreme Court adopted a new standard for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders in its decision in the Dynamex Operations West, Inc. v. Superior Court case. This standard was expanded and codified in California via Assembly Bill 5, effective as of January 1, 2020. The Dynamex decision and Assembly Bill 5 altered the analysis of whether an individual, who is classified by a hiring entity as an independent contractor in California, has been properly classified as an independent contractor. In addition, independent workers have been the subject of widespread national discussion and it is possible that other jurisdictions may enact laws similar to Assembly Bill 5 or that otherwise impact our business and our relationships with independent third parties. As a result, there is significant uncertainty regarding the future of the worker classification regulatory landscape.
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
A portion of our enterprise customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. Further, in certain jurisdictions, we contract with third-party resellers that may collect payment from customers and remit such payment to us. Therefore, we are subject to the third-party resellers’ ability to collect and remit payment to us. We evaluate the credit-worthiness of new customers and resellers and perform ongoing financial condition evaluations of our existing customers and resellers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2024, our allowance for doubtful accounts was $3.1 million. If the volume of sales to enterprise customers grows, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms or through resellers.
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

As of December 31, 2024, we had $277.7 million in aggregate principal amount of total debt. Additionally, our revolving credit facility has remaining borrowing capacity of $94 million, net of standby letters of credit, as of December 31, 2024. Our overall leverage and the terms of our financing arrangements could:
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
The satisfactory performance, reliability and availability of our web properties and our network infrastructure are critical to our reputation, our ability to attract and retain customers and contributors to our platform and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our websites could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We have in the past experienced, and may in the future experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, malware (including viruses and malicious software), telecommunication and other network failures, power failures, programming errors, undetected bugs, design faults, data corruption, denial-of-service attacks, poor scalability or network overload from an overwhelming number of visitors trying to reach our websites at the same time. Even a disruption as brief as a few minutes could have a negative impact on our marketplace activities and reputation, and could result in a loss of revenue. To date we have not had any material disruptions.
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
We collect, store, process, transmit and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection in many jurisdictions. Any cybersecurity incidents or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.
We currently provide content licensing to customers in more than 150 countries and license content from contributors located in over 150 countries. In connection with providing content licensing, we collect, store, process and use our customers’ and contributors’ personal information and other data, and we rely on third parties that are not directly under our control to do so as well. We also collect, store, process, transmit and use our employees’ personal information and other data in connection with their employment. While we take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to or misuse this information. There have been a number of reported incidents where third-party service providers or partners have used software to access the personal information of their customers’ or partners’ customers for marketing and other purposes. Our privacy policies and practices prohibit such activities, but our third-party service providers or partners may nevertheless engage in such activity without our knowledge or consent. If we or our third-party service providers or partners were to experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, or if one of our third-party service providers or partners were to access our customers’ personal information without authorization, our brand and reputation could be adversely affected, use of our products could decrease, we could experience business interruption and we could be exposed to a risk of loss, litigation and regulatory proceedings. Depending on the nature of the information compromised in a cybersecurity incident, data breach or disruption or unauthorized access or failure of systems compromising our customers’, contributors’ or employees’ data, we may also have obligations to notify customers, contributors, employees or governmental bodies about the incident and we may need to provide some form of mitigation and relief for the individuals affected. In addition, ongoing rulemaking and the potential for changes to cybersecurity disclosure rules may subject us to enhanced or uncertain requirements. Complying with these obligations could cause us to incur substantial costs, including compliance, crisis management and remediation costs, and receive negative publicity. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access or failure of systems.

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
We rely on a mixture of mechanisms to transfer personal information from our E.U. business to the U.S. (having previously relied on the Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.
Several other foreign jurisdictions have adopted or are considering adopting new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals. For example, in Brazil, the General Data Privacy Law, which was signed into law in August 2018 and was subject to enforcement beginning in August 2021, imposes detailed rules for the collection, use, processing and storage of personal information. Similarly, on August 9, 2023, India passed an information protection law that will establish how entities can handle personal information and the rights individuals have over their personal information. Further, data privacy laws have been enacted in a number of jurisdictions, including, but not limited to, the European Union, Illinois, Texas and California, which regulate the collection of certain biometric data regarding individuals, including their facial images, and the use of such data, including in facial recognition systems. State governments as well as private and class plaintiffs have successfully asserted claims in settled litigation relating to the processing and storage of photographs under biometric privacy laws. Similar laws have also been introduced in several additional states. We have entered into certain contractual agreements that may implicate or make use of such technology. Such laws may have the effect of adversely impacting our ability to grow our business in that area. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. The CCPA requires, among other things, companies that collect personal information about California residents to make new disclosures to those residents about their data collection, use and sharing practices, allows residents to exercise certain rights regarding their personal information (including the right to opt out of certain data sharing with third parties), and provides a private right of action for data breaches. In addition, the California Privacy Rights Act

(“CPRA”), which came into effect on January 1, 2023 (with a look back to January 2022), amends and expands the CCPA to add additional disclosure obligations (including an obligation to disclose retention periods or criteria for categories of personal information), grant consumers additional rights (including rights to correct their data, limit the use and disclosure of sensitive personal information, and opt out of the sharing of personal information for certain targeted behavioral advertising purposes), and establishes a privacy enforcement agency known as the California Privacy Protection Agency (“CPPA”). The CPPA will serve as California’s chief privacy regulator, which will likely result in greater regulatory activity and enforcement in the privacy area. Additional comprehensive data privacy laws have become effective in Colorado, Utah, Virginia, Connecticut, Florida, Oregon, Montana, and Texas. In 2025 and 2026, data privacy laws in Delaware, Iowa, New Jersey, Tennessee, Indiana, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, and Rhode Island will take effect, creating an evolving climate for data privacy compliance obligations and risks. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The scope and interpretation of data privacy and cybersecurity regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely in the near future within the U.S. at both state and federal levels. The burdens imposed by the CCPA, the CPRA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial costs in order to investigate, comply and defend against potential private class-action litigation.
Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only within that country. Russia adopted such a law in 2014, and, in 2018, India introduced a bill, which was updated in December 2019, requiring local storage of certain personal information of Indian data principals. Such data localization requirements may have cost implications for us, impact our ability to utilize the efficiencies and value of our global network, and could affect our strategy. Further, if other countries in which we have customers were to adopt data localization laws, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of ongoing compliance, could harm our financial condition.
Cybersecurity incidents and improper access to or disclosure of data or confidential information we maintain, or hacking or phishing attacks on our systems, could expose us to liability, protracted and costly litigation, business interruption, and damage our reputation.
As a global technology business, we and our third-party service providers collect and maintain confidential information and personal information about our employees, customers, contributors and other third parties, in connection with marketplace-related processes on our websites and, in particular, in connection with processing and remitting payments to and from our customers and contributors, and we are therefore exposed to security and fraud-related risks, which are likely to become more challenging as we expand our operations. We also rely heavily on our networks, and on the networks of third-party service providers for the secure storage, processing and transmission of confidential and other information and generally to conduct our business. Although we maintain security features on our websites and utilize encryption and authentication technology, our cybersecurity measures may not detect or prevent all attempts, whether intentional or unintentional, to hack our systems, denial-of-service attacks, malware (including viruses and malicious software), break-ins, phishing attacks, ransomware, other social engineering attacks, cybersecurity incidents or other attacks and disruptions that may jeopardize our networks and the security of information stored in and transmitted by our networks and websites.
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
We regard our patents, trade secrets, trademarks, copyrights and our other intellectual property rights as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, and non-disclosure agreements and other contractual restrictions to protect our proprietary rights. We have registered “Shutterstock,” “Shutterstock Editorial,” “Asset Assurance,” “Offset,” “Bigstock,” “Rex Features,” “PremiumBeat,” “TurboSquid,” “PicMonkey,” “Pattern89,” “Shotzr,” “Pond5,” “Splash News,” “Giphy,” “Shutterstock Studios,” “Shutterstock Editor,” “Shutterstock.AI,” “Creative Flow,” “Backgrid,” “Envato,” “Envato Elements,” “Photodune,” “Tuts+,” “Themeforest,” Codecanyon,” “Audiojungle,” Graphicriver,” “Videohive,” “3DOcean,” “Mixkit,” and “Placeit” and associated logos and other marks as trademarks in the United States and other jurisdictions and we are the registered owner of the shutterstock.com, bigstock.com, offset.com, premiumbeat.com, rexfeatures.com, turbosquid.com, picmonkey.com, pond5.com, splashnews.com and giphy.com internet domain names and various other related domain names. Effective intellectual property protection for our trademarks and domain names may not be available or practical in every country in which we operate or intend to operate.
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
In addition, while the long-term effects of climate change on the global economy and the content industry in particular are unclear, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our locations may be vulnerable to the adverse effects of climate change. For example, our New York City corporate office has historically experienced, and is projected to continue to experience, physical climate change risks, including heat waves, heavy rainfall, coastal storms and flooding. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party service providers or partners, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. Transitional climate change risks may subject us to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business, and untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.

Risks Related to our International Operations
Our international operations and our continued expansion internationally expose us to many risks.
Revenues derived from customers outside of the United States comprise a significant portion of our revenues and we seek to expand our international operations to attract customers and contributors in countries other than the United States as a critical element of our business strategy. For each of the years ended December 31, 2024, 2023 and 2022, approximately 55%, 54% and 60%, respectively, of our revenue was derived from customers located outside of the United States. Our ability to expand our business and attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we fail to deploy, manage or oversee our international operations successfully, our business may suffer.
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
As of December 31, 2024, we had operations based in a number of territories outside of the United States and a significant portion of our business may be transacted in currencies other than the U.S. dollar, including the euro, the British pound, the Australian dollar and the Japanese yen. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro, British pound, Australian dollar, Japanese yen and other currencies against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances.
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
In May 2019, the OECD published a “Programme of Work,” divided into two pillars, which is designed to address the tax challenges created by an increasing digitalized economy. Pillar One would require the largest and most profitable multinational enterprises to allocate a portion of their profits to markets where they derive revenue, regardless of whether they maintain a physical presence in those markets. Initially, the profit allocation rule, referred to under Pillar One as ‘Amount A’, would apply only to multinational enterprises with more than €20 billion in global annual revenues and a profit margin above 10%. The revenue threshold is expected to be reduced to €10 billion. The review of when to reduce the revenue threshold begins seven years after the effective date of Amount A. Pillar One also includes ‘Amount B’, which provides for a simplified approach to the application of the arm’s length principle to certain activities.
Participating countries are expected to implement Pillar One by entering into a multilateral convention. In October 2023, the OECD released the Multilateral Convention to Implement Amount A of Pillar One (the “MLC”). Since various jurisdictions have already enacted or are considering enacting digital services taxes, which could lead to inconsistent and potentially overlapping tax regimes as a result of the profit allocation rule under Pillar One, the MLC would require the removal of existing digital services taxes and prohibit the introduction of new digital services taxes. Until the MLC is adopted, however, countries that had previously enacted a digital services tax, may continue to impose their tax. The continued imposition of digital services taxes may have a material effect on our financial condition and results of operations.
Pillar Two would subject multinational enterprises with annual revenue of more than €750 million to a global minimum income tax at a rate of 15%. Based on current U.S. income tax law, disparities exist between the U.S. minimum income tax under the global intangible low-taxed income (“GILTI”) rules and the proposed Pillar Two framework. To assist in the implementation of Pillar Two, the OECD published the Global Anti-Base Erosion Model Rules, a detailed model legislation in December 2021, and related commentary in March 2022, with the latest update to the commentary in December 2023. The OECD has released additional administrative guidance on the global minimum income tax in February, July and December of 2023 and in June 2024. Certain members of the European Union have already adopted domestic legislation implementing the minimum tax rules effective for periods beginning on or after December 31, 2023, with the “under-taxed profit rule” expected to take effect for periods beginning on or after December 31, 2024, pursuant to the European Union’s minimum tax directive, unanimously agreed by the member states in 2022. Legislatures in multiple countries outside of the European Union have also drafted and/or enacted legislation to implement the OECD’s minimum income tax proposal. Given the OECD’s continued release of guidance regarding Pillar Two, that only certain jurisdictions have currently or just recently enacted laws to give effect to Pillar Two, and that jurisdictions may interpret such laws in different manners, the overall implementation of Pillar Two (and in particular, the adoption of the “under-taxed profit rule” by certain countries in which we and our affiliates do business) remain uncertain and subject to change, possibly on a retroactive basis, and could increase our global effective tax rate and have a material effect on our financial position and results of operations.
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
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since 2015, the reported high and low sales prices per share of our common stock have ranged from $25.13 to $128.36 through February 21, 2025. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price at which they purchased such shares.
The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:
•uncertainties related to the pendency of the Merger or our inability to complete the Merger, or to complete the Merger in a timely manner;
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

Because the exchange ratio in the Merger Agreement is fixed and because the market price of Shutterstock and Getty Images’ common stock will fluctuate prior to the completion of the Merger, our stockholders cannot be sure of the market value of the Getty Images common stock they will receive as consideration in the Merger.
Under the terms of the Merger Agreement, if the Merger is completed, each holder of Shutterstock common stock immediately prior to the transaction close will have the option to receive, subject to proration, for each share of Shutterstock common stock held by such holder:

(a)Cash consideration of $9.50 and 9.17 shares of Getty Images common stock;
(b)Cash consideration of $28.8487; or
(c)13.67237 shares of Getty Images common stock.

The exchange ratio of the Merger consideration is fixed, and under the Merger Agreement there will be no adjustment to the Merger consideration for changes in the market price of Getty Images common stock or our common stock prior to the completion of the Merger.

If the Merger is completed, there will be a time lapse between the date of signing of the Merger Agreement and the date on which our stockholders who are entitled to receive the Merger consideration actually receive the Merger consideration. The respective market values of Getty Images common stock and our common stock have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations, and the market’s assessment of Getty Images’s business and the Merger. Such factors are difficult to predict and in many cases may be beyond the control of Getty Images and us. The actual value of the Merger consideration received by our stockholders at the completion of the Merger will depend on the market value of Getty Images common stock at that time. This market value may differ, possibly materially, from the market value of Getty Images common stock at the time the Merger Agreement was entered into or at any other time.
Our stockholders will have a reduced ownership and voting interest in Getty Images following the Merger as compared to their ownership and voting interest in us and will exercise less influence over management.
Currently, our stockholders have the right to vote in the election of our board and the power to approve or reject any matters requiring stockholder approval under Delaware law and our certificate of incorporation and bylaws. Upon completion of the merger, each of our stockholders who receives shares of Getty Images common stock will become a stockholder of Getty Images with a percentage ownership of Getty Images that is smaller than the their current percentage ownership of us. It is expected that Getty Images stockholders will hold approximately 54.7%, and our stockholders will hold approximately 45.3%, of the fully diluted shares of the combined company immediately after the merger, without giving effect to any shares of Getty Images common stock held by our stockholders prior to the completion of the merger.

Consequently, even if all of our former stockholders voted together on all matters presented to Getty Images stockholders from time to time following the merger, our former stockholders would exercise significantly less influence over Getty Images after the completion of the merger relative to their influence over us prior to the completion of the merger, and thus would have a less significant impact on the approval or rejection of future Getty Images proposals submitted to a stockholder vote.
Jonathan Oringer, our founder and Executive Chairman of the Board, owns and controls approximately 31% of our outstanding shares of common stock, and his ownership percentage may increase, including as a result of any share repurchases pursuant to our share repurchase program. This concentration of ownership may have an effect on matters requiring the approval of our stockholders, including elections to our board of directors.
As of February 21, 2025, Jonathan Oringer, our founder, Executive Chairman of the Board, and our largest stockholder, beneficially owned approximately 31% of our outstanding shares of common stock. In addition to his share ownership, Mr. Oringer has significant influence over management and major strategic investments as a result of his position as Executive Chairman of the Board. Furthermore, if we purchase additional shares pursuant to our share repurchase program, Mr. Oringer’s ownership percentage would increase, and, depending on the magnitude of our repurchases and other factors impacting dilution, could result in his owning a majority of the outstanding shares of our common stock. If Mr. Oringer were to own a majority of the outstanding shares of our common stock, he would have the ability to control the outcome of certain matters requiring stockholder approval, including the election and removal of our directors.

Purchases of shares of our common stock pursuant to our share repurchase program may affect the value of our common stock and diminish our cash reserves, and there can be no assurance that our share repurchase program will enhance stockholder value.
Pursuant to our share repurchase program, which was publicly announced in June 2023, we were authorized to repurchase up to $100 million of our outstanding common stock. As of December 31, 2024, there was $30.2 million remaining authorization for purchases under the share repurchase program. Our board may authorize additional purchases at any time. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and we are not obligated to repurchase any shares. Repurchases of our shares could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Our board has the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Additionally, repurchases under our share repurchase program have diminished and would continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. Further, under the Inflation Reduction Act of 2022, a 1% excise tax is imposed on the fair market value of certain stock repurchases at the time of such repurchases, which could increase the cost of repurchasing shares of our common stock. However, for the purposes of calculating such excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. There can be no assurance that any share repurchases will enhance stockholder value, as the market price of our common stock may nevertheless decline.
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
As of February 21, 2025, we had 34,893,659 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
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
Our amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of rendering more difficult or discouraging a future acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions that:
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
These provisions of our charter documents and Delaware law, alone or together, could delay or deter any future hostile takeovers and changes in control or changes in our management. Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
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
In addition, if the Merger is consummated, the combined company board may determine not to declare dividends in the future or may reduce the amount of dividends paid in the future. Any payment of future dividends will be at the discretion of the combined company board and will depend on the combined company’s results of operations, financial condition, cash requirements, future prospects and other considerations that the combined company board deems relevant.
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

Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support, technology services and customer service under operating lease agreements that expire on various dates during the period from 2025 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased with cash.
We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms to meet our future needs.
For additional information regarding obligations under operating leases, see Note 17 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
Stockholders
As of February 21, 2025, there were 3 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the year ended December 31, 2024.
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

In June 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100 million of our common stock. During the year ended December 31, 2024, we repurchased approximately 1.1 million shares of our common stock at an average per share cost of $37.42 and as of December 31, 2024, we had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
During the three months ended December 31, 2024, we did not repurchase any shares of our common stock.
As of December 31, 2024, we have repurchased approximately 5.5 million shares of our common stock in total since 2015 under our repurchase programs (including our 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86.
We expect to fund any future repurchases, if any, through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, our share repurchase program is subject to us having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares of our common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Performance Graph
The graph below matches Shutterstock, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Internet Software & Services Select index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2019 to 12/31/2024.

	12/1/2019	12/1/2020	12/1/2021	12/1/2022	12/1/2023	12/2024

Shutterstock, Inc.	100.00	169.70	264.66	127.80	119.58	77.58
NYSE Composite	100.00	106.99	129.11	117.04	133.16	154.19
S&P Software & Services Select Industry	100.00	152.72	164.91	108.52	150.75	189.60

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
Merger Agreement with Getty Images
On January 6, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine in a merger-of-equals transaction with Getty Images Holdings, Inc. (NYSE:GETY) (“Getty Images”) (such transaction referred to herein as the “Merger”). Subject to terms and conditions in the Merger Agreement, the aggregate consideration to be paid by Getty Images in respect of the outstanding shares of common stock of Shutterstock will be:

(a)An amount in cash equal to the product of $9.50 multiplied by the number of shares of Shutterstock common stock outstanding immediately prior to the transaction close (including vested Shutterstock restricted stock units and performance stock units); and
(b)A number of shares of Getty Images common stock equal to the product of 9.17 multiplied by the number of shares of Shutterstock common stock outstanding immediately prior to the transaction close (including vested Shutterstock restricted stock units and performance stock units).
Each holder of Shutterstock common stock immediately prior to the transaction close will have the option to receive, subject to proration, for each share of Shutterstock common stock held by such holder:
(a)Cash consideration of $9.50 and 9.17 shares of Getty Images common stock;
(b)Cash consideration of $28.8487; or
(c)13.67237 shares of Getty Images common stock.
The Merger is subject to the satisfaction of customary closing conditions, further described below, including receipt of required regulatory approvals, the approval of Getty Images and Shutterstock stockholders and the extension or refinancing of Getty Images’ existing debt obligations. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. The closing of the Merger is subject to the satisfaction or waiver of certain closing conditions, including:
•adoption of the Merger Agreement by Shutterstock stockholders (the “Shutterstock Stockholder Approval”) and the Getty Images Stockholder Approval, which condition was subsequently satisfied by the Getty Images Stockholder Written Consent,

•Getty Images’ registration statement on Form S-4 to be filed in connection with the Merger having become effective and the mailing of an information statement to Getty Images stockholders at least 20 business days prior to the closing,

•absence of any order, injunction or other order or law in certain jurisdictions prohibiting the Merger or making the closing of the Merger illegal,

•expiration of the applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other regulatory approvals deemed necessary or advisable,

•shares of Getty Images Common Stock to be issued in connection with the Merger having been approved for listing on the NYSE,

•accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement,

•performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement,

•absence of any Getty Images material adverse effect or Shutterstock material adverse effect, as applicable and subject to the definition thereof in the Merger Agreement,

•delivery of an opinion of tax counsel that the Second Merger and the Third Merger as defined in the Merger Agreement, taken together, will qualify as a “reorganization” within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended, and

•Getty Images having amended or otherwise refinanced its existing term loans and senior notes to extend the maturity of each to no earlier than February 19, 2028 (the “Existing Debt Modifications”).

Overview and Other Recent Developments
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
The Company’s Content and Data, Distribution, and Services offering revenues are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Content	$760,011	$737,264	$789,306
Data, Distribution, and Services	175,251	137,323	38,520
Total Revenue	$935,262	$874,587	$827,826

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
Over 4.0 million active, paying customers contributed to our revenue in 2024. Our contributors made their images, footage and music tracks available in our collection, which has grown to 800 million images and 59 million footage clips as of December 31, 2024. This makes our collection of content one of the largest of its kind, and we delivered 134.3 million paid downloads to our customers across all of our brands during the year ended December 31, 2024.
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
In 2024, we completed the acquisitions of Backgrid and Envato. The Company believes that Backgrid expands Shutterstock Editorial’s Newsroom offerings of editorial images, and Envato enhances digital creative assets and templates.
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
Subscribers, subscriber revenue and average revenue per customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Pond5 and Splash News beginning May 2023, and for Average Revenue per Customer, from Giphy beginning July 2024. These metrics exclude the respective counts and revenues from Backgrid and Envato.
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
The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	Shutterstock[1]	Envato[2]	Pro Forma[3]
	2024	2024	2024	2023	2022

Subscribers (end of period)	459,000	629,000	1,088,000	523,000	586,000
Subscriber revenue (in millions)	$318.6	$134.0	$452.6	$351.5	$346.6

Average revenue per customer (last twelve months)	$450	$90	$255	$412	$341
Paid downloads (in millions)	134.3	322.4	456.7	153.0	173.3
___________________________________________________
1 Represents Shutterstock, Inc. key operating metrics before combining the Envato related metrics. Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Pond5 and Splash News beginning May 2023, and for Average Revenue per Customer, from Giphy beginning July 2024. These metrics exclude the respective counts and revenues from our acquisitions of Backgrid and Envato.
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
We recognize revenue upon the satisfaction of performance obligations. We recognize revenue on both our subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided. In addition, for subscription-based products in which the customer obtains an allotted number of digital assets to download, we estimate expected unused licenses and recognize the revenue associated with the unused licenses as digital assets are downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. For unlimited download subscription-based products, we recognize revenue in a manner that reflects estimated content download patterns during the subscription period. The estimate of content download patterns is based on historical download activities from the unlimited download products. Revenue associated with tools available through our platform is recognized on a straight-line basis over the subscription period. We expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
We recognize revenue gross of contributor royalties because we are the principal in the transaction as we are the party responsible for the performance obligation and control the product or service before transferring it to the customer. We also license content to customers through third-party resellers, who are our direct customers. Third-party resellers sell our products directly to end users as the principal in those transactions. Accordingly, we recognize revenue net of costs paid to resellers.
We also report revenue net of return and chargeback allowances. These allowances are based off historical trends when available.
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

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Consolidated Statements of Operations:
Revenue	$935,262	$874,587	$827,826
Operating expenses:
Cost of revenue	396,297	352,630	314,306
Sales and marketing	222,704	214,749	203,154
Product development	88,417	96,162	65,434
General and administrative	159,136	142,646	132,644
Impairment of lease and related assets	—	—	18,664
Total operating expenses	866,554	806,187	734,202
Income from operations	68,708	68,400	93,624
Bargain purchase gain	—	50,261	—
Interest expense	(10,561)	(1,857)	(1,336)
Other income / (expense), net	4,401	5,664	(1,251)
Income before income taxes	62,548	122,468	91,037
Provision for income taxes	26,616	12,199	14,934
Net income	$35,932	$110,269	$76,103

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2024	2023	2022
Consolidated Statements of Operations:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	42%	40%	38%
Sales and marketing	24%	25%	25%
Product development	9%	11%	8%
General and administrative	17%	16%	16%
Impairment of lease and related assets	—%	—%	2%
Total operating expenses	93%	92%	89%
Income from operations	7%	8%	11%
Bargain purchase gain	—%	6%	—%
Interest expense	(1)%	—%	—%
Other income / (expense), net	—%	1%	—%
Income before income taxes	7%	14%	11%
Provision for income taxes	3%	1%	2%
Net income	4%	13%	9%

Comparison of the Years Ended December 31, 2024 and December 31, 2023
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$935,262	$874,587	$60,675	7%
Operating expenses:
Cost of revenue	396,297	352,630	43,667	12
Sales and marketing	222,704	214,749	7,955	4
Product development	88,417	96,162	(7,745)	(8)
General and administrative	159,136	142,646	16,490	12
Total operating expenses	866,554	806,187	60,367	7
Income from operations	68,708	68,400	308	—
Bargain purchase gain	—	50,261	(50,261)	*
Interest expense	(10,561)	(1,857)	(8,704)	469
Other income, net	4,401	5,664	(1,263)	(22)
Income before income taxes	62,548	122,468	(59,920)	(49)
Provision for income taxes	26,616	12,199	14,417	118
Net income	$35,932	$110,269	$(74,337)	(67)%
* Not meaningful

Revenue
Revenue increased by $60.7 million, or 7%, to $935.3 million in 2024 as compared to 2023. Foreign currency fluctuations did not have a significant impact on our revenue in the year ended December 31, 2024.
Our Content revenues increased by 3%, to $760.0 million in 2024, as compared to 2023. Foreign currency fluctuations did not have a significant impact on our Content license revenues in 2024. The increase in our Content license revenues was driven by revenue from Envato, which was acquired on July 22, 2024.
Our Data, Distribution, and Services revenues increased by 28%, to $175.3 million in 2024, as compared to 2023. Foreign currency fluctuations did not have a significant impact on our Data, Distribution, and Services revenues in 2024. The increase in Data, Distribution, and Services revenues was primarily driven by growth in our data offering, which grew 15% in the twelve months ended December 31, 2024, as well as growth in our Distribution and Services offerings.
Changes in our revenue by region were as follows: revenue from North America increased by $46.9 million, or 11%, to $474.7 million; revenue from Europe increased by $14.6 million, or 6%, to $245.7 million; and revenue from outside Europe and North America remained relatively flat, decreasing by $0.9 million to $214.9 million, in the year ended December 31, 2024 compared to 2023.
Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $43.7 million, or 12%, to $396.3 million in 2024 as compared to 2023. As a percent of revenue, cost of revenues increased to 42% for the year ended December 31, 2024, from 40% for 2023. This increase was driven by increased royalty and content costs, costs associated with website hosting, hardware and software licenses, employee related costs, and depreciation and amortization driven by the acquisition of Envato. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing.    Sales and marketing expenses increased by $8.0 million, or 4%, to $222.7 million in 2024 as compared to 2023. As a percent of revenue, sales and marketing expenses decreased to 24% for the year ended December 31, 2024, from 25% for the same period in 2023.This increase was driven by increases in employee-related costs, occupancy expenses, and other administrative expenses, partially offset by a decline in performance marketing spend and consulting expenses. In addition, there were $4.3 million and $0.6 million increases from recurring and non-recurring Giphy Retention

Compensation, respectively. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.    Product development expenses decreased by $7.7 million, or 8%, to $88.4 million in 2024 as compared to 2023. The decrease in product development was driven by decreases in outside consultant expenses and employee-related costs. This was partially offset by an increase in software licenses. In addition, there was a $1.3 million increase and a $4.8 million decrease from recurring and non-recurring Giphy Retention Compensation expenses, respectively. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.    General and administrative expenses increased by $16.5 million, or 12%, to $159.1 million in 2024 as compared to 2023. The increase was driven by an increase in professional fees associated with the acquisitions of Envato and Backgrid, consisting of $7.6 million of transaction costs, and increases in employee-related costs and software licenses driven by the acquisition of Envato. This was partially offset by a decrease in bad debt expense. In addition, there was a $0.1 million decrease and a $2.6 million decrease from recurring and non-recurring Giphy Retention Compensation expenses, respectively.
Bargain Purchase Gain. In the twelve months ended December 31, 2023, we recognized a bargain purchase gain of $50.3 million related to the acquisition of Giphy, which represents the excess of the fair value of the net assets acquired in addition to the net negative purchase price.
Interest Expense. In the twelve months ended December 31, 2024 and December 31, 2023, we recognized interest expense of $10.6 million and $1.9 million, respectively related to our credit facility and the amortization of deferred financing fees. Interest expense for the twelve months ended December 31, 2024 increased due to borrowings under the A&R Credit Agreement entered into during the quarter ended September 30, 2024 to fund the acquisition of Envato.
Other Income, Net. During the twelve months ended December 31, 2024, other income, net substantially consisted of $4.1 million of interest income and $2.2 million of unrealized gains related to our investment in Meitu, Inc., partially offset by $1.8 million of unrealized foreign currency losses. During the twelve months ended December 31, 2023, other income, net consisted of $4.8 million of interest income and $0.9 million of unrealized foreign currency gains. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes.    Income tax expense increased by $14.4 million, to $26.6 million in 2024 as compared to 2023. Our effective tax rates for the years ended December 31, 2024 and 2023 were approximately 42.6% and 10.0%, respectively.
The 2024 effective tax rate differs from the U.S. federal statutory tax rate primarily due to non-deductible equity compensation and a one-time charge for the foreign rate differential on acquired intangible assets, partially offset by the effect of the U.S. Research and Development (“R&D”) tax credit and the foreign-derived intangible income deduction.
The 2023 effective tax rate differs from the U.S. federal statutory tax rate primarily due to the non-taxable bargain purchase gain associated with the acquisition of Giphy, the effect of the U.S. Research and Development (“R&D”) tax credit and the foreign-derived intangible income deduction.

Comparison of the Years Ended December 31, 2023 and December 31, 2022
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$874,587	$827,826	$46,761	6%
Operating expenses:
Cost of revenue	352,630	314,306	38,324	12
Sales and marketing	214,749	203,154	11,595	6
Product development	96,162	65,434	30,728	47
General and administrative	142,646	132,644	10,002	8
Impairment of long-lived assets	—	18,664	(18,664)	*
Total operating expenses	806,187	734,202	71,985	10
Income from operations	68,400	93,624	(25,224)	(27)
Bargain purchase gain	50,261	—	50,261	*
Interest expense	(1,857)	(1,336)	(521)	39
Other income / (expense), net	5,664	(1,251)	6,915	(553)
Income before income taxes	122,468	91,037	31,431	35
Provision for income taxes	12,199	14,934	(2,735)	(18)
Net income	$110,269	$76,103	$34,166	45%
* Not meaningful
Revenue
Revenue increased by $46.8 million, or 6%, to $874.6 million in 2023 as compared to 2022. On a constant currency basis, revenue increased approximately 5% in the year ended December 31, 2023, as compared to 2022.
Content license revenues decreased by 7%, to $737.3 million in 2023 as compared to 2022. On a constant currency basis, Content revenues decreased by 7% in 2023, as compared to 2022. The decline in our Content license revenues was driven by weakness in new customer acquisition, partially offset by increases in Pond5. Pond5 contributed to revenues for the full year in 2023 compared to seven months in 2022.
Data, Distribution, and Services revenues increased by 256%, to $137.3 million in 2023 as compared to 2022. Foreign currency fluctuations did not have a significant impact on our Data, Distribution, and Services revenues in 2023. The increase in Data, Distribution, and Services revenues was primarily driven by growth in our data offering, which accounted for $84.9 million of the growth from 2022 to 2023 and $10.5 million of revenue generated from Giphy.
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
General and Administrative.    General and administrative expenses increased by $10.0 million, or 8%, to $142.6 million in 2023 as compared to 2022. This increase was primarily driven by (i) $7.9 million in lower non-cash compensation expense and (ii) Giphy employee-related costs comprised of $1.8 million of recurring Giphy Retention Compensation, net of capitalized labor and $5.4 million of non-recurring Giphy Retention Compensation not considered necessary to operate our business. These increases were partially offset by (i) $1.4 million in lower occupancy costs and $1.2 million in lower professional fees. For the years ended December 31, 2023 and 2022, general and administrative expenses included $3.0 million and $3.9 million in transaction costs related to the Giphy and Pond5 acquisitions, respectively.
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
Interest Expense. In the twelve months ended December 31, 2023 and 2022, we recognized interest expense of $1.9 million and $1.3 million, respectively related to our credit facility and the amortization of deferred financing fees.
Other income / (expense), net.    During 2023, other income / (expense), net substantially consisted of $4.8 million of interest income and $0.9 million of favorable unrealized foreign currency fluctuations. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
During 2022, other income / (expense), net substantially consisted of $1.3 million of expense due to foreign currency fluctuations.
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

Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents totaling $111.3 million, which primarily consisted of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our A&R Credit Agreement dated July 22, 2024.
Historically, our principal uses of cash have included funding our operations, capital expenditures, and content acquisitions. In addition, our capital allocation strategies also include funding business combinations and asset acquisitions that enhance our strategic position, cash dividend payments, principal and interest payments under our credit facilities and share purchases under our share repurchase programs. We plan to finance our operations, capital expenditures and corporate actions largely through cash generated by our operations and our credit facility. Since our results of operations are sensitive to the level of competition we face, increased competition could adversely affect our liquidity and capital resources.
Dividends
We declared and paid cash dividends of $1.20 per share of common stock, or $42.4 million during the year ended December 31, 2024.
On January 27, 2025, our Board of Directors declared a quarterly cash dividend of $0.33 per share of outstanding common stock payable on March 20, 2025 to stockholders of record at the close of business on March 6, 2025. The Company currently expects to continue to pay comparable cash dividends on a quarterly basis in the future. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of December 31, 2024, we have repurchased approximately 5.5 million shares of our common stock since 2015 under our repurchase programs (including our 2015 and 2017 Share Repurchase Programs and our 2023 Share Repurchase Program) at an average per-share cost of $48.86. During the year ended December 31, 2024, we repurchased approximately 1.1 million shares of our common stock at an average per share cost of $37.42. As of December 31, 2024, we had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
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
As of December 31, 2024, we had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of our activities, which are customary for this type of credit facility. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of December 31, 2024, we were in compliance with these covenants.

Our outstanding debt (in thousands) is reflected in the table below. We classify the Revolver as a current liability since we could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.
Our debt consists of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Current Debt:
Revolver - Credit Facility	—	30,000
Revolver - A&R Credit Agreement	155,000	—
Term Loan - A&R Credit Agreement	3,106
Non-Current Debt:
Term Loan - A&R Credit Agreement	119,598	—

Based on Level 2 inputs, the carrying value of our debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the year ended December 31, 2024, we recognized interest expense of $10.6 million. As of December 31, 2024, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.7 million.
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
As of December 31, 2024, we had approximately $56 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of December 31, 2024, we had approximately $38 million in operating lease obligations with lease payments extending through 2029.
See Notes 17 and 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our lease and other non-lease commitments, respectively, as of December 31, 2024.
Cash Flows
The following table summarizes our cash flow data for 2024, 2023 and 2022, respectively.

	Year Ended December 31,
	2024	2023	2022
		(in thousands)
Net cash provided by operating activities	$32,646	$140,552	$158,451
Net cash used in investing activities	$(166,168)	$(54,316)	$(275,550)
Net cash provided by / (used in) financing activities	$150,096	$(102,704)	$(79,487)
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
Net cash provided by operating activities was $32.6 million for the year ended December 31, 2024, compared to $140.6 million for the year ended December 31, 2023. In the twelve months ended December 31, 2024, operating cash flows included a $10.3 million increase in the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows. In addition, in the twelve months ended

December 31, 2024, operating cash flows included $63.3 million of cash outflows made for liabilities assumed which were triggered upon the closing of the Envato acquisition (‘the Envato Seller Obligations”). The acquired cash from Envato included $63.4 million to fund the Envato Seller Obligations.
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
Investing Activities
Our investing activities have consisted primarily of capital expenditures, business combinations, asset acquisitions, investments and content acquisitions. Starting in 2023, investing activities also includes amounts related to the Giphy Retention Compensation. Capital expenditures include internal-use software and website development costs, purchases of software equipment, and capitalization of leasehold improvements. Capital expenditures are primarily attributable to investments in internally developed software. We continue to invest significantly in product development to enhance our customer experience and increase the efficiency with which we deploy new products and features. Cash used in investing activities totaled $166.2 million, $54.3 million and $275.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Cash used in investing activities for the year ended December 31, 2024 was $166.2 million, consisting primarily of (i) $179.1 million cash used in the acquisitions of Envato and Backgrid, net of cash acquired; (ii) capital expenditures of $47.2 million for internal-use software and website development costs and purchases of software and equipment; and (iii) $4.0 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by $64.0 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities for the year ended December 31, 2023 was $54.3 million, consisting primarily of (i) $53.7 million cash used in the acquisition of Giphy, net of cash acquired; (ii) capital expenditures of $44.6 million for internal-use software and website development costs, and purchase of software and equipment, and (iii) $11.1 million paid to acquire the rights to distribute certain digital content in perpetuity. These cash outflows were partially offset by $53.7 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities for the year ended December 31, 2022 was $275.6 million, consisting primarily of (i) $211.8 million cash used in the acquisitions of Pond5 and Splash News, net of cash acquired; (ii) capital expenditures of $43.3 million for internal-use software and website development costs, and purchase of software and equipment, and (iii) $16.8 million to acquire the rights to distribute certain digital content in perpetuity.
Financing Activities
Our financing activities have consisted primarily of payments associated with cash dividends, settlements of tax withholding obligations related to employee stock-based compensation awards and repurchases of common stock under our share repurchase program. Our financing activities also includes proceeds from and payments of our A&R Credit Agreement and our Credit Facility, and proceeds received in connection with the exercise of stock options. Cash provided by financing activities totaled $150.1 million for the year ended December 31, 2024, and cash used in financing activities totaled $102.7 million and $79.5 million for the years ended December 31, 2023, and 2022, respectively.
Cash provided by financing activities during 2024 was $150.1 million, consisting of (i) $280.0 million received from our A&R Credit Agreement; (ii) $31.6 million used for the repayment of our Credit Facility and A&R Credit Agreement; (iii) $42.4 million, related to the payment of the quarterly cash dividend; (vi) $41.6 million paid in connection with the repurchase of common stock under our 2023 Share Repurchase Program; (v) $12.2 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (vi) $2.2 million paid for debt issuance costs.
Cash used in financing activities during 2023 primarily consisted of (i) $50.0 million used for the repayment of our Credit Facility; (ii) $38.7 million, related to the payment of the quarterly cash dividend; (iii) $28.2 million in connection with the repurchase of common stock under our 2023 Share Repurchase Program; and (iv) $15.8 million, paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by approximately $30.0 million in proceeds received from our Credit Facility.
Cash used in financing activities during 2022 primarily consisted of (i) $73.5 million in connection with the repurchase of common stock under our share repurchase program; (ii) $34.6 million related to the payment of the quarterly cash dividend; and

(iii) $22.6 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards. These amounts were partially offset by approximately $50.0 million in proceeds received from our Credit Facility.

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

	Year Ended December 31,
	2024	2023	2022
Non-GAAP Financial Measures (in thousands):
Adjusted net income	$138,742	$157,581	$141,548
Adjusted EBITDA	$247,115	$240,776	$218,074
Adjusted free cash flow	$108,693	$138,468	$98,334
Revenue growth on a constant currency basis	7%	5%	11%

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
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the twelve months ended December 31, 2024, the Company also incurred $21.4 million of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and is not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.

Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, impairment of lease and related assets, cost incurred associated with the Getty merger, unrealized gains and losses on investments, severance costs associated with strategic workforce optimizations and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net income	$35,932	$110,269	$76,103
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	56,330	48,577	35,740
Tax effect of non-cash equity-based compensation(1)(2)	(6,883)	(11,416)	(8,397)
Acquisition-related amortization expense(3)	37,967	34,737	29,302
Tax effect of acquisition-related amortization expense(1)	(8,922)	(8,163)	(6,886)
Bargain purchase gain	—	(50,261)	—
Giphy Retention Compensation Expense - non-recurring	22,116	31,577	—
Tax effect of Giphy Retention Compensation Expense - non-recurring(1)	(5,197)	(7,421)	—
Impairment of lease and related assets	—	—	18,664
Tax effect of impairment of lease and related assets(1)	—	—	(4,199)
Merger-related costs	2,750	—	—
Tax effect of merger-related costs(1)	(619)	—	—
Other(4)	7,425	12,493	1,576
Tax effect of other(1)	(2,157)	(2,811)	(355)
Adjusted net income(4)	$138,742	$157,581	$141,548

Net income per diluted common share	$1.01	$3.04	$2.08
Adjusted net income per diluted common share	$3.89	$4.35	$3.87

Weighted average diluted shares	35,658	36,242	36,546
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)For the twelve months ended December 31, 2024, the tax effect of non-cash equity-based compensation includes a $6.2 million add-back for the reduction of deferred tax assets associated with the expiration of performance-based stock options and restricted stock units granted the Company’s Founder and Executive Chairman in 2014. The performance-based metrics were not met, the awards were not exercisable, and the Company recognized a non-cash tax expense for the change in deferred taxes.
(3)Of these amounts, $32.7 million, $31.6 million and $27.0 million are included in cost of revenue for the years ended December 31, 2024, 2023 and 2022, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.
(4)Other consists of unrealized gains and losses on investments and severance costs associated with strategic workforce optimizations.

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, impairment of lease and related assets, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, unrealized gains and losses on investments, transaction costs associated with the Getty merger, interest income and expense and income taxes.. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net income	$35,932	$110,269	$76,103
Add / (less) Non-GAAP adjustments:
Interest expense	10,561	1,857	1,336
Interest income	(4,072)	(4,785)	(87)
Provision for income taxes	26,616	12,199	14,934
Depreciation and amortization	87,626	79,729	68,470
EBITDA	156,663	199,269	160,756

Non-cash equity-based compensation	56,330	48,577	35,740
Bargain purchase gain	—	(50,261)	—
Giphy Retention Compensation Expense - non-recurring	22,116	31,577	—
Merger-related costs	2,750	—	—
Foreign currency loss / (gain)	1,831	(879)	1,338
Unrealized gain on investment	(2,160)	—	—
Impairment of lease and related assets	—	—	18,664
Workforce optimization - severance	9,585	12,493	1,576
Adjusted EBITDA	$247,115	$240,776	$218,074

Revenue	935,262	874,587	827,826
Net income margin	3.8%	12.6%	9.2%
Adjusted EBITDA margin	26.4%	27.5%	26.3%

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Year Ended December 31,
	2024	2023	2022

Reported revenue (in thousands)	$935,262	$874,587	$827,826
Revenue growth	7%	6%	7%
Revenue growth on a constant currency basis	7%	5%	11%

Content reported revenue (in thousands)	$760,011	$737,264	$789,306
Content revenue growth	3%	(7)%	4%
Content revenue growth on a constant currency basis	3%	(7)%	8%

Data, Distribution, and Services reported revenue (in thousands)	$175,251	$137,323	$38,520
Data, Distribution, and Services revenue growth	28%	256%	142%
Data, Distribution, and Services revenue growth on a constant currency basis	28%	256%	144%

Adjusted Free Cash Flow
We define adjusted free cash flow as our net cash provided by operating activities, adjusted for capital expenditures, content acquisition, cash received related to Giphy Retention Compensation in connection with the acquisition of Giphy and cash paid for Envato Seller Obligations.
The following is a presentation of cash flow information and a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022

Cash flow information:	(in thousands)
Net cash provided by operating activities	$32,646	$140,552	$158,451
Net cash used in investing activities	$(166,168)	$(54,316)	$(275,550)
Net cash provided by / (used in) financing activities	$150,096	$(102,704)	$(79,487)

Adjusted free cash flow:
Net cash provided by operating activities	$32,646	$140,552	$158,451
Capital expenditures	(47,215)	(44,645)	(43,296)
Content acquisitions	(4,029)	(11,096)	(16,821)
Cash received related to Giphy Retention Compensation	63,971	53,657	—
Cash paid for Envato Seller Obligations(1)	63,320	—	—
Adjusted Free Cash Flow	$108,693	$138,468	$98,334
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
We recognize revenues upon the satisfaction of performance obligations. We recognize revenue on both our subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided. In addition, for subscription-based products in which the Customer obtains an allotted number of digital assets to download, we estimate expected unused licenses and recognize the revenue associated with the unused licenses as digital assets are downloaded and licenses are obtained for such content by the customer during the subscription period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products. For unlimited download subscription-based products, we recognize revenue in a manner that reflects estimated content download patterns during the subscription period. The estimate of content download patterns is based on historical download activities from the unlimited download products. Revenue associated with tools available through our platform is recognized on a straight-line basis over the subscription period. We expense contract acquisition costs as incurred, to the extent that the amortization period would otherwise be one year or less.
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
We recognize revenue gross of contributor royalties because we are the principal in the transaction as it is the party responsible for the performance obligation and it controls the product or service before transferring it to the customer. We also license content to customers through third-party resellers. Third-party resellers sell our products directly to customers as the principal in those transactions. Accordingly, the Company recognizes revenue net of costs paid to resellers.
The Company also reports revenue net of return and chargeback allowances. These allowances are based off historical trends when available.
Acquisitions
Business combinations are recorded at fair value and the purchase price is allocated to the assets acquired and liabilities assumed in the transaction. Assets acquired may include intangible assets such as customer relationships, trade names, developed technology and contributor content. Fair values are based on the exit price (i.e., the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date) and valuation methods that may be utilized include the multiple-period excess earnings method, the relief-from-royalty method and the cost-to-recreate method. Determining the fair value requires management to use significant judgment and estimates, including revenue growth rates, the royalty rate, the discount rate, and the economic life related to developed technology and revenue growth rates, the royalty rate, and the the discount rate related to the trademark, among others. Other assets and liabilities acquired in a business combination are recorded based on the fair value of the assets acquired and liabilities assumed at acquisition date. Changes to these factors could affect the measurement and allocation of fair value.
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
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 27%, 29% and 32% in 2024, 2023 and 2022, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for 2024, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would impact our revenue by approximately 3%.
We have established foreign subsidiaries in various countries and have concluded that the functional currency of these entities is generally the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. The net impacts of foreign currency transactions on our financial statements were losses of $3.2 million and $3.1 million in 2024 and 2022, respectively, and a gain of $0.7 million in 2023. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.
Our historical revenue by currency is as follows (in thousands):

	Year Ended December 31,
	2024		2023		2022
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$142,729	€131,958	$139,529	€128,714	$148,643	€138,531
British pounds	57,960	£45,573	56,679	£45,366	57,144	£45,711
All other non-U.S. currencies(1)	53,255		54,839		59,204
Total foreign currency	253,944		251,047		264,991

U.S. dollar	681,318		623,540		562,835
Total revenue	$935,262		$874,587		$827,826
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
Amounts borrowed under our A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on our consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on our consolidated net leverage ratio, plus a credit spread adjustment of 0.100%. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of December 31, 2024.
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
On July 22, 2024, the Company completed its acquisition of Envato Pty Ltd. (“Envato”). The financial results of this acquisition are included in the consolidated financial statements as of and for the year ended December 31, 2024 and represent approximately 10% and 6% of total revenues and total assets, respectively. Management is currently integrating Envato into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the Company is excluding the internal control over financial reporting of Envato from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Envato Pty Ltd., acquired in July 2024, as discussed in Note 5 to the Consolidated Financial Statements. The financial results of this acquisition are included in the consolidated financial statements as of and for the year ended December 31, 2024 and represent approximately 10% and 6% of total revenues and total assets, respectively.
Based on our assessment, and subject to the foregoing, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm (PCAOB ID 238), has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which begins on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company completed its acquisition of Envato on July 22, 2024. The Company is in the

process of reviewing the internal control structure of Envato and, if necessary, will make appropriate changes as it integrates Envato into the Company’s overall internal control over financial reporting process.
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

Item 9B.    Other Information.
(c) Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item, other than the information set forth below, is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2024.
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

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2024.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
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

Item 16.    Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterstock, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shutterstock, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Envato Pty Ltd. (“Envato”) from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Envato from our audit of internal control over financial reporting. Envato is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 6% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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

Revenue Recognition - Content
As described in Notes 3 and 11 to the consolidated financial statements, for the year ended December 31, 2024, the Company’s total revenue was $935.3 million, of which content revenue totaled $760.0 million. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. The Company recognizes revenue upon the satisfaction of performance obligations. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided.
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

Envato - Valuation of Developed Technology and Trademark Intangible Assets
As described in Note 5 to the consolidated financial statements, on July 22, 2024, the Company completed the acquisition of Envato. The aggregate amount paid by the Company, after customary working capital and other adjustments was $250.2 million. The acquisition resulted in $61.0 million of developed technology and $31.0 million of trademark intangible assets being recorded. Fair values of the trademark and developed technology were determined using the relief-from-royalty method. Determining the fair value requires management to use significant judgment and estimates, including revenue growth rates, the royalty rate, the discount rate, and the economic life related to developed technology and revenue growth rates, the royalty rate, and the discount rate related to the trademark, among others.
The principal considerations for our determination that performing procedures relating to the valuation of the developed technology and trademark intangible assets acquired in the acquisition of Envato is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the developed technology and trademark intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the royalty rates and the discount rates used in the valuation of the developed technology and trademark intangible assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology and trademark intangible assets acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the developed technology and trademark intangible assets acquired; (iii) evaluating the appropriateness of the relief-from-royalty method used by management; (iv) testing the completeness and accuracy of underlying data used in the relief-from-royalty method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the royalty rates and the discount rates used in the valuation of the developed technology and trademark intangible assets acquired. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the relief-from-royalty method and the reasonableness of the assumptions related to the royalty rates and the discount rates used in the valuation of the developed technology and trademark intangible assets acquired.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2025

We have served as the Company’s auditor since 2011.

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$111,251	$100,490
Accounts receivable, net of allowance of $3,101 and $6,335	95,225	91,139
Prepaid expenses and other current assets	49,482	100,944
Total current assets	255,958	292,573
Property and equipment, net	66,400	64,300
Right-of-use assets	13,956	15,395
Intangible assets, net	248,477	184,396
Goodwill	569,668	383,325
Deferred tax assets, net	70,982	24,874
Other assets	83,715	71,152
Total assets	$1,309,156	$1,036,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,221	$9,108
Accrued expenses	126,643	131,443
Contributor royalties payable	81,076	54,859
Deferred revenue	225,489	203,463
Debt	158,106	30,000
Other current liabilities	24,751	23,513
Total current liabilities	625,286	452,386
Deferred tax liability, net	2,174	4,182
Long-term debt	119,598	—
Lease liabilities	23,365	29,404
Other non-current liabilities	20,383	22,949
Total liabilities	790,806	508,921
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 40,395 and 39,982 shares issued and 34,874 and 35,572 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	403	399
Treasury stock, at cost; 5,521 and 4,410 shares as of December 31, 2024 and December 31, 2023, respectively	(269,804)	(228,213)
Additional paid-in capital	468,390	424,229
Accumulated other comprehensive loss	(16,841)	(11,974)
Retained earnings	336,202	342,653
Total stockholders’ equity	518,350	527,094
Total liabilities and stockholders’ equity	$1,309,156	$1,036,015

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$935,262	$874,587	$827,826
Operating expenses:
Cost of revenue	396,297	352,630	314,306
Sales and marketing	222,704	214,749	203,154
Product development	88,417	96,162	65,434
General and administrative	159,136	142,646	132,644
Impairment of lease and related assets	—	—	18,664
Total operating expenses	866,554	806,187	734,202
Income from operations	68,708	68,400	93,624
Bargain purchase gain	—	50,261	—
Interest expense	(10,561)	(1,857)	(1,336)
Other income / (expense), net	4,401	5,664	(1,251)
Income before income taxes	62,548	122,468	91,037
Provision for income taxes	26,616	12,199	14,934
Net income	$35,932	$110,269	$76,103

Earnings per share:
Basic	$1.02	$3.07	$2.11
Diluted	$1.01	$3.04	$2.08
Weighted average shares outstanding:
Basic	35,330	35,878	36,042
Diluted	35,658	36,242	36,546

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$35,932	$110,269	$76,103
Foreign currency translation (loss) / gain	(4,867)	3,465	(4,651)
Other comprehensive (loss) / income	(4,867)	3,465	(4,651)
Comprehensive income	$31,065	$113,734	$71,452
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) / Income	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2021	39,209	$392	2,792	$(127,196)	$376,537	$(10,788)	$229,537	$468,482
Equity-based compensation	—	—	—	—	35,740	—	—	35,740
Issuance of common stock in connection with employee stock option exercises and RSU vesting	654	7	—	—	1,803	—	—	1,810
Common shares withheld for settlement of taxes in connection with equity-based compensation	(258)	(3)	—	—	(22,598)	—	—	(22,601)
Repurchase of Treasury Shares	—	—	984	(72,812)	—	—	—	(72,812)
Cash dividends paid	—	—	—	—	—	—	(34,589)	(34,589)
Other comprehensive (loss) / income	—	—	—	—	—	(4,651)	—	(4,651)
Net income	—	—	—	—	—	—	76,103	76,103
Balance at December 31, 2022	39,605	396	3,776	(200,008)	391,482	(15,439)	271,051	447,482
Equity-based compensation	—	—	—	—	48,577	—	—	48,577
Issuance of common stock in connection with employee stock option exercises and RSU vesting	634	5	—	—	(3)	—	—	2
Common shares withheld for settlement of taxes in connection with equity-based compensation	(257)	(2)	—	—	(15,827)	—	—	(15,829)
Repurchase of treasury shares	—	—	634	(28,205)	—	—	—	(28,205)
Cash dividends paid	—	—	—	—	—	—	(38,667)	(38,667)
Other comprehensive (loss) / income	—	—	—	—	—	3,465	—	3,465
Net income	—	—	—	—	—	—	110,269	110,269
Balance at December 31, 2023	39,982	399	4,410	(228,213)	424,229	(11,974)	342,653	527,094
Equity-based compensation	—	—	—	—	56,330	—	—	56,330
Issuance of common stock in connection with employee stock option exercises and RSU vesting	702	6	—	—	(6)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(289)	(2)	—	—	(12,163)	—	—	(12,165)
Repurchase of treasury shares	—	—	1,111	(41,591)	—	—	—	(41,591)
Cash dividends paid	—	—	—	—	—	—	(42,383)	(42,383)
Other comprehensive (loss) / income	—	—	—	—	—	(4,867)	—	(4,867)
Net income	—	—	—	—	—	—	35,932	35,932
Balance at December 31, 2024	40,395	$403	5,521	$(269,804)	$468,390	$(16,841)	$336,202	$518,350
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,932	$110,269	$76,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,626	79,729	68,470
Deferred taxes	(10,963)	(26,176)	(10,587)
Non-cash equity-based compensation	56,330	48,577	35,740
Impairment of lease and related assets	—	—	18,664
Bad debt expense	(2,033)	1,894	3,697
Bargain purchase gain	—	(50,261)	—
Unrealized gain on investments, net	(2,160)	—	—
Changes in operating assets and liabilities:
Accounts receivable	4,944	(24,409)	(22,105)
Prepaid expenses and other current and non-current assets	(17,934)	(50,501)	532
Accounts payable and other current and non-current liabilities	(48,600)	20,892	(24,328)
Envato Seller Obligations	(63,320)	—	—
Contributor royalties payable	14,654	15,841	7,772
Deferred revenue	(21,830)	14,697	4,493
Net cash provided by operating activities	$32,646	$140,552	$158,451

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(47,215)	(44,645)	(43,296)
Business combination, net of cash acquired	(179,071)	(53,721)	(211,843)
Asset acquisitions	—	—	(3,417)
Cash received related to Giphy Retention Compensation	63,971	53,657	—
Acquisition of content	(4,029)	(11,096)	(16,821)
Security deposit release / (payment)	176	1,489	(173)
Net cash used in investing activities	$(166,168)	$(54,316)	$(275,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	2	1,810
Cash paid related to settlement of employee taxes related to RSU vesting	(12,167)	(15,834)	(22,601)
Payment of cash dividends	(42,383)	(38,667)	(34,589)
Proceeds from credit facility	280,000	30,000	50,000
Repayment of credit facility	(31,563)	(50,000)	—
Repurchase of treasury shares	(41,591)	(28,205)	(73,488)
Payment of debt issuance costs	(2,200)	—	(619)
Net cash provided by / (used in) financing activities	$150,096	$(102,704)	$(79,487)

Effect of foreign exchange rate changes on cash	(5,813)	1,804	(2,277)
Net increase / (decrease) in cash and cash equivalents	10,761	(14,664)	(198,863)
Cash and cash equivalents, beginning of period	100,490	115,154	314,017
Cash and cash equivalents, end of period	$111,251	$100,490	$115,154

Supplemental Disclosure of Cash Information:
Cash paid for:
Cash paid for income taxes	$34,033	$33,067	$23,444
Cash paid for interest	$7,830	$1,724	1,045

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
On February 1, 2024, the Company acquired Backgrid USA, Inc. and Backgrid London, Ltd. (collectively “Backgrid”). Backgrid supplies media organizations with real-time celebrity content. On July 22, 2024, the Company acquired Envato Pty Ltd. (“Envato). Envato offers digital creative assets and templates. See Note 5 Acquisitions.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) Merger Agreement with Getty Images
On January 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine in a merger-of-equals transaction with Getty Images Holdings, Inc. (NYSE:GETY) (“Getty Images”) (such transaction referred to herein as the “Merger”). Subject to terms and conditions in the Merger Agreement, the aggregate consideration to be paid by Getty Images in respect of the outstanding shares of common stock of Shutterstock will be:
(a)An amount in cash equal to the product of $9.50 multiplied by the number of shares of Shutterstock common stock outstanding immediately prior to the transaction close (including vested Shutterstock restricted stock units and performance stock units); and
(b)A number of shares of Getty Images common stock equal to the product of 9.17 multiplied by the number of shares of Shutterstock common stock outstanding immediately prior to the transaction close (including vested Shutterstock restricted stock units and performance stock units).
Each holder of Shutterstock common stock immediately prior to the transaction close will have the option to receive, subject to proration, for each share of Shutterstock common stock held by such holder:

(a)Cash consideration of $9.50 and 9.17 shares of Getty Images common stock;
(b)Cash consideration of $28.8487; or
(c)13.67237 shares of Getty Images common stock.
The Merger is subject to the satisfaction of customary closing conditions, further described below, including receipt of required regulatory approvals, the approval of Getty Images and Shutterstock stockholders and the extension or refinancing of Getty Images’ existing debt obligations. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. The closing of the Merger is subject to the satisfaction or waiver of certain closing conditions, including:
•adoption of the Merger Agreement by Shutterstock stockholders (the “Shutterstock Stockholder Approval”) and the Getty Images Stockholder Approval, which condition was subsequently satisfied by the Getty Images Stockholder Written Consent,

•Getty Images’ registration statement on Form S-4 to be filed in connection with the Merger having become effective and the mailing of an information statement to Getty Images stockholders at least 20 business days prior to the closing,

•absence of any order, injunction or other order or law in certain jurisdictions prohibiting the Merger or making the closing of the Merger illegal,

•expiration of the applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other regulatory approvals deemed necessary or advisable,

•shares of Getty Images Common Stock to be issued in connection with the Merger having been approved for listing on the NYSE,

•accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement,

•performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement,

•absence of any Getty Images material adverse effect or Shutterstock material adverse effect, as applicable and subject to the definition thereof in the Merger Agreement,

•delivery of an opinion of tax counsel that the Second Merger and the Third Merger as defined in the Merger Agreement, taken together, will qualify as a “reorganization” within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended, and

•Getty Images having amended or otherwise refinanced its existing term loans and senior notes to extend the maturity of each to no earlier than February 19, 2028 (the “Existing Debt Modifications”).

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3) Summary of Significant Accounting Policies
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
A significant portion of the Company’s revenues are derived from customers who license content using electronic payments at the time of a transaction. The Company’s accounts receivable are primarily from enterprise customers who require invoicing. The Company performs initial and ongoing credit reviews on these customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. As of December 31, 2024, one customer accounted for approximately 17% of the accounts receivable balance. No other customer accounted for or exceeded 10% of the accounts receivable balance. As of December 31, 2023, two customers accounted for 29% of the accounts receivable balance.
Cash, Cash Equivalents
As of December 31, 2024 and 2023, the Company’s cash and cash equivalents were $111.3 million and $100.5 million, respectively. The Company’s cash balance consist primarily of bank deposits. Cash equivalents consists primarily of money market accounts and are stated at cost, which approximates fair value. Restricted cash is not material in any period presented.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$6,335	$5,830	$1,910
(Less) / Add: bad debt (recovery) / expense	(2,033)	1,894	3,697
(Less) / Add: write-offs, net of recoveries and other adjustments	(1,201)	(1,389)	223
Balance, end of period	$3,101	$6,335	$5,830
For certain Data, Distribution, and Services transactions, the Company has $57.8 million of unbilled receivables of which $28.9 million are recorded in Accounts Receivable and $28.9 million are recorded in Other Assets.

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
Impairment of Long-Lived Assets
Long-lived assets, inclusive of definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In 2022, the Company recorded an impairment charge related to a portion of its right-of-use assets and property and equipment triggered by the Company’s decision to cease using certain office spaces. See Note 6, Property and Equipment and Note 17, Leasing for further discussion. There were no long-lived asset impairment charges in 2024 or 2023.
Goodwill and Intangible Assets
Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually on October 1 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value.
The Company’s goodwill balance was allocated to a single reporting unit. Since inception through December 31, 2024, the Company has not had any impairment of goodwill.

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period revenue is recognized, which is generally when the customer download occurs, and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2024, 2023 and 2022, the Company deferred $3.4 million, $3.9 million and $6.3 million, respectively, in royalty advances and amortized $3.7 million, $4.0 million and $7.1 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2024 and 2023, the Company has deferred contributor royalties of $0.3 million and $0.6 million, respectively, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.
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
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $91.8 million, $93.1 million and $97.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in sales and marketing expense in the Consolidated Statements of Operations.
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
Employee Benefit Plans
The Company offers a 401(k) defined contribution plan and provides for discretionary employer matching contributions. All matching contributions are recognized as an expense in the Statement of Operations, as incurred. The Company recorded employer matching contributions of $5.6 million, $5.4 million and $5.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Reportable Segments
For the year ended December 31, 2024, the Company has identified one operating segment, which has also been determined to be the Company’s primary reportable business segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing financial performance.
Contingent Consideration
The Company records an asset or liability for contingent consideration at the date of a business combination and reassesses the fair value of the asset or liability each period until it is settled. Upon settlement of these assets or liabilities,

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the respective local currency. Monetary assets and liabilities that are denominated in currencies other than each entity’s functional currency are remeasured into the functional currency at the period-end exchange rates and result in transactional gains and losses. The net impact of foreign currency transactional gains and losses on the Company’s results of operations were losses of $3.2 million and $3.1 million in 2024 and 2022, respectively, and a gain of $0.7 million in 2023. Translation adjustments resulting from converting the foreign subsidiaries financial statements into U.S. dollars using the period-end exchange rates for balance sheet accounts and the period average exchange rate for the Statements of Operations are recorded as a component of accumulated other comprehensive income / (loss) within stockholders’ equity.
Recently Adopted Accounting Standard Updates
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances incremental disclosures on an annual and interim basis, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU 2023-07 disclosure requirements in its December 31, 2024 consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-08 (“ASU 2023-08”), Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60):Accounting for and Disclosure of Crypto Assets to enhance the valuation and disclosure of crypto assets held by an entity. ASU 2023-08 is effective for annual periods beginning after December 15, 2024 and the interim periods therein. Upon adoption, a cumulative-effect adjustment to the opening balance of retained earnings is to be made as of the beginning of the annual period in which the entity adopts the amendments. Early adoption is permitted. The adoption of this accounting standard is not expected to impact the Company’s operations, financial position or cash flows. The Company does not hold any Crypto Assets as of December 31, 2024.
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
In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Shutterstock is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of December 31, 2024 and 2023, except as noted below.
Money Market Accounts
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of December 31, 2024 and 2023, the Company did not have any cash equivalent balances.
Other Fair Value Measurements
The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and the Giphy Retention Compensation approximate fair value because of the short-term nature of these instruments. Debt consists of principal amounts outstanding under our credit facility, which approximates fair value as underlying interest rates are reset regularly based on current market rates and is classified as Level 2. The Company’s non-financial assets, which include long-lived assets, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at its fair value. In 2022, the Company recorded an impairment charge related to a portion of its right-of-use assets and property and equipment triggered by the Company’s decision to cease using certain office spaces. See Note 17, Leasing for further discussion.
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
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which is recorded in Other income / (expense), net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment is recorded at fair value on a recurring basis, with changes in fair value being recorded in Other income / (expense), net in the Consolidated Statement of Operations. Its fair value level hierarchy and amount at December 31, 2024 are as follows (in thousands):

As of December 31, 2024
Hierarchy Level:	Fair Value
Level 1	$17,290

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Long-Term Investments
In connection with its Data, Distribution, and Services business, the Company may receive equity instruments in addition to cash for revenue contract consideration. As of December 31, 2024, the Company has $24.0 million recorded in Other Assets in the Consolidated Balance Sheet from equity instruments received. The Company held no customer equity instruments as of December 31, 2023. The Company estimated the value of these equity instruments based on issuers’ recent market transactions. The Company will use the measurement alternative for fair value since the equity instruments do not have a readily determinable fair value and will report the instruments at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
As of December 31, 2024 and December 31, 2023, the Company also had a long-term investment in an equity security with no readily determinable fair value totaling $5.0 million. The Company uses the measurement alternative for fair value and the investment’s carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.

(5) Acquisitions
2024 Acquisitions
Envato
On July 22, 2024, the Company completed its acquisition of Envato Pty Ltd. (“Envato”) pursuant to a Share Purchase Agreement (the “Purchase Agreement”) entered into on May 1, 2024, to acquire all of the issued and outstanding capital stock of Envato. The aggregate amount paid by the Company, after customary working capital and other adjustments in accordance with the terms of the Purchase Agreement, was $250.2 million. The consideration was sourced with cash obtained through the A&R Credit Agreement. See Note 9 Debt for more information. In connection with the acquisition, the Company incurred approximately $7.0 million of transaction costs in total, which are included in general and administrative expenses on the Consolidated Statements of Operations.

Envato offers digital creative assets and templates, including Envato Elements, a creative subscription providing unlimited downloads of a diverse array of assets, templates, and more. The Company believes this acquisition complements Shutterstock’s existing offerings and expands its reach with faster growing audiences such as freelancers, hobbyists, small businesses and agencies.

The purchased assets included identifiable intangible assets, comprised of trademarks, developed technology and customer relationships, which have weighted average useful lives of approximately 10 years, 5 years and 6 years, respectively. Fair values of the trademark and developed technology were determined using the relief-from-royalty method, and the fair value of the customer relationships was determined using the excess of earnings method. Determining the fair value requires management to use significant judgement and estimates, including revenue growth rates, the royalty rate and the discount rate , and the economic life related to developed technology and revenue growth rates, the royalty rate, and the discount rate related to the trademark, among others. The goodwill arising from the transaction is primarily attributable to expected operational synergies and is not deductible for income tax purposes.

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For the year ended December 31, 2024, revenues of $90.5 million and $15.9 million were included in the Consolidated Statements of Operations related to Envato and Backgrid, respectively.
The aggregate purchase price for the Envato and Backgrid acquisitions have been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Envato	Backgrid	Total
Cash and cash equivalents[1]	$90,591	$1,718	$92,309
Accounts receivable	6,818	732	7,550
Other assets	5,404	77	5,481
Right of use asset	273	—	273
Fixed assets	895	—	895
Intangible assets:
Trademark	31,000	300	31,300
Developed technology	61,000	900	61,900
Customer relationships	14,200	—	14,200
Intangible assets	106,200	1,200	107,400
Goodwill	167,572	19,843	187,415
Deferred tax asset	37,350	—	37,350
Total assets acquired	$415,103	$23,570	$438,673

Accounts payable	(4,173)	—	(4,173)
Contributor royalties payable	(11,917)	(849)	(12,766)
Accrued expenses	(30,233)	(228)	(30,461)
Deferred revenue	(46,888)	—	(46,888)
Deferred tax liability	—	(271)	(271)
Other liabilities[1]	(71,487)	(1,074)	(72,561)
Lease liability	(190)	—	(190)
Total liabilities assumed	(164,888)	(2,422)	(167,310)
Net assets acquired	$250,215	$21,148	$271,363
1 Envato’s cash includes $63.4 million for the funding of Envato obligations that were triggered upon the closing of the acquisition (the “Envato Seller Obligations”). These obligations are also reported as assumed liabilities within Other liabilities. The Envato Obligations would not have been incurred had the acquisition not closed, and are presented “on-the-line” because they are not reflected in either the acquirer’s or acquiree’s statement of operations.

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Upon closing of the acquisition, the Company also entered into an agreement with Meta whereby the Company will provide Meta with access to Giphy content that is displayed through an API for a period of two years. The Company determined that the API arrangement represents a transaction separate from the business combination and was priced below market. Therefore, the Company allocated $30 million of the purchase price to these services, which represents the step-up to fair market value. This amount has been recognized in deferred revenue and is recognized as revenue over-time as the API is provided.
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
As of December 31, 2024, Shutterstock’s receivable of $9.7 million is against an escrow fully funded by Meta. $8.1 million and $1.6 million are included within Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheet.
2022 Acquisitions
Pond5, Inc.
On May 11, 2022, the Company completed its acquisition of all of the outstanding shares of Pond5, for approximately $218.0 million. The total purchase price was paid with existing cash on hand as well as a $50 million drawdown on a newly established revolving credit facility (See Note 9). In connection with the acquisition, the Company incurred approximately $4.0 million of transaction costs, which is included in general and administrative expenses on the Consolidated Statements of Operations.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the twelve months ended December 31, 2024 and 2023, as if the Backgrid and Envato acquisitions had been completed on January 1, 2023, and as if the Giphy acquisition had been completed on January 1, 2022, after giving effect to certain purchase accounting adjustments, primarily related to bargain purchase gain, Giphy Retention Compensation - non-recurring, intangible assets and transaction costs. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Year Ended December 31,
	2024	2023
Revenue
As Reported	$935,262	$874,587
Pro Forma	1,045,391	1,097,543
Income before income taxes
As Reported	$62,548	$122,468
Pro Forma	79,347	63,071

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	December 31,
	2024	2023
Computer equipment and software	$351,062	$308,473
Furniture and fixtures	11,016	10,829
Leasehold improvements	20,451	19,153
Property and equipment	382,529	338,455
Less: accumulated depreciation	(316,129)	(274,155)
Property and equipment, net	$66,400	$64,300
Depreciation and amortization expense related to property and equipment amounted to $42.0 million, $37.7 million and $34.0 million, for the years ended December 31, 2024, 2023 and 2022, respectively. Of these amounts, $40.4 million, $36.1 million and $31.0 million are included in cost of revenue for the years ended December 31, 2024, 2023 and 2022, respectively, and $1.6 million, $1.7 million and $3.0 million are included in general and administrative expense for the years ended December 31, 2024, 2023 and 2022, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. There was no loss on disposal for the years ended December 31, 2024, 2023 and 2022, respectively.
In 2022, the Company recorded an impairment charge of $2.8 million primarily related to certain of its leasehold improvements triggered by the Company’s decision to cease using certain office spaces. See Note 17, Leasing for further discussion.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $36.9 million, $45.1 million and $40.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. During 2024, 2023 and 2022, the Company invested significantly in its product development and hosting infrastructure to enhance its customer experience and increase the efficiency with which management deploys new products and features.
The portion of total depreciation expense related to capitalized internal-use software was $39.3 million, $34.9 million and $29.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statement of Operations.
As of December 31, 2024 and 2023, the Company had capitalized internal-use software of $57.8 million and $60.3 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the Company’s goodwill balance for the year ended December 31, 2024 (in thousands):

Goodwill
Balance as of December 31, 2023	$383,325
Goodwill related to acquisitions	187,415
Foreign currency translation adjustment	(1,072)
Balance as of December 31, 2024	$569,668
The Company’s goodwill balance was allocated to a single reporting unit. The Company performed its annual goodwill assessment as of October 1, 2024 and concluded that the fair value of its reporting unit was greater than its carrying amount, and therefore, no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment of its content business reporting unit to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment.
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

Intangible Assets
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024				As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$103,130	$(34,847)	$68,283	11	$90,350	$(26,982)	$63,368
Trade name	68,980	(12,941)	56,039	11	37,937	(9,272)	28,665
Developed technology	176,560	(86,140)	90,420	5	115,914	(61,376)	54,538
Contributor content	69,574	(35,917)	33,657	8	65,628	(27,897)	37,731
Patents	259	(181)	78	18	259	(165)	94
Total	$418,503	$(170,026)	$248,477		$310,088	$(125,692)	$184,396
Amortization expense related to the intangible assets was $45.6 million, $42.0 million and $34.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Of these amounts, $40.4 million, $38.7 million and $32.1 million are included in cost of revenue for the years ended December 31, 2024, 2023 and 2022, respectively, and $5.2 million, $3.3 million and $2.4 million are included in general and administrative expense for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $46.0 million in 2025, $43.7 million in 2026, $37.5 million in 2027, $34.5 million in 2028, $27.2 million in 2029 and $59.5 million thereafter.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Compensation	$46,753	$75,752
Non-income taxes	43,171	23,702
Website hosting and marketing fees	9,568	11,804
Other expenses	27,151	20,185
Total accrued expenses	$126,643	$131,443
As of December 31, 2024 and December 31, 2023, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. For the year ended December 31, 2024, the Company recognized $9.5 million of severance costs associated with workforce optimizations, of which $1.1 million is reported in Cost of Revenues, $4.3 million in Sales and Marketing, $2.5 million in Product Development, and $1.6 million in General and Administrative expenses for the year ended December 31, 2024 . Of this amount, approximately $5.8 million is included within accrued expenses as of December 31, 2024 and is expected to be paid to employees over the next 12 months.
(9) Debt
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
As of December 31, 2024, the Company had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of the Company’s activities, which are customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of December 31, 2024, the Company was in compliance with these covenants.
The Company’s outstanding debt (in thousands) is reflected in the table below. The Company classifies the Revolver as a current liability since the Company could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2024	As of December 31, 2023
Current Debt:
Revolver - Credit Facility	—	30,000
Revolver - A&R Credit Agreement	155,000	—
Term Loan - A&R Credit Agreement	3,106	—
Non-Current Debt:
Term Loan - A&R Credit Agreement	119,598	—
Based on Level 2 inputs, the carrying value of the Company’s debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the year ended December 31, 2024, the Company recognized interest expense of $10.6 million. As of December 31, 2024, the unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.7 million.

(10) Stockholders’ Equity
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
The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2024, the Company has not issued and has no plans to issue any shares of preferred stock.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100 million of its common stock. During 2024 and 2023, the Company repurchased approximately 1.1 million and 635,000 shares of its common stock, respectively, at an average per share cost of $37.42 and $44.45, respectively. As of December 31, 2024, the Company had $30 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, the share repurchase program is subject to the Company having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors
As of December 31, 2024, the Company has repurchased approximately 5.5 million shares of its common stock in total since 2015 under the repurchase programs (including the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86.
Dividends
On February 11, 2020, the Board of Directors approved the initiation of a quarterly cash dividend. The Company declared and paid cash dividends totaling $1.20 and $1.08 per share of common stock, or $42.4 million and $38.7 million, during the years ended December 31, 2024 and 2023, respectively.
On January 27, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share of outstanding common stock payable on March 20, 2025 to stockholders of record at the close of business on March 6, 2025. Future declaration of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
(11) Revenue
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
The Company’s Content and Data, Distribution, and Services revenues for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Content	$760,011	$737,264	$789,306
Data, Distribution, and Services	175,251	137,323	38,520
Total Revenues	$935,262	$874,587	$827,826

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The December 31, 2024 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $192.8 million of total revenue recognized for the year ended December 31, 2024 was reflected in deferred revenue as of December 31, 2023. In addition, as of December 31, 2024, the Company has approximately $36.4 million of contracted but unsatisfied performance obligations relating primarily to our data offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period. In certain of the Company’s data deal contracts, the Company has provided customers with the right to cancel. As of December 31, 2024, the total refund reserve related to these contracts is $7.3 million and $5.7 million and is recorded in Other current liabilities and Other non-current liabilities, respectively. Should these cancellation rights not be exercised, this refund reserve would convert to revenue. For the twelve months ended December 31, 2024, the Company recognized $32.8 million of revenue from the reversal of refund reserves.

(12) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under either the 2012 Plan, the 2022 Plan or the 2022 Amended and Restated Plan based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$1,472	$815	$567
Sales and marketing	11,031	7,359	5,486
Product development	11,923	13,200	10,380
General and administrative	31,904	27,203	19,307
Total	$56,330	$48,577	$35,740
For the year ended December 31, 2024, 2023 and 2022 substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
2012 Omnibus Equity Incentive Plan
On October 10, 2012, the Company’s 2012 Plan became effective. The 2012 Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The maximum aggregate number of shares that may be issued under the 2012 Plan was initially 6,750,000 shares of common stock. The number of shares available for issuance under the 2012 Plan will be increased annually commencing January 1, 2013 by an amount equal to the lesser of 1,500,000 shares of common stock, 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or such other amount as determined by the Company’s Board of Directors. Any awards issued under the 2012 Plan that are forfeited by the participant will become available for future grant under the 2012 Plan. The number of shares of common stock available under the 2012 Plan was automatically increased by approximately 1,093,000 shares on January 1, 2022, pursuant to the automatic increase provisions of the 2012 Plan. This plan expired on June 2, 2022.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
under the 2022 Plan that expire unexercised or are forfeited, will become available for future grant under 2022 Plan. However, shares used to pay the exercise price of an Award or to satisfy the tax withholding obligations related to an Award will not become available for future grant under the 2022 Plan. Awards granted subsequent to June 2, 2022 were granted under the 2022 Plan.
Amended and Restated 2022 Omnibus Equity Incentive Plan
On June 6, 2024, the Company’s stockholders approved the Amended and Restated 2022 Omnibus Equity Incentive Plan (the “2022 Amended and Restated Plan”). The 2022 Amended and Restated Plan provides for the grant of incentive stock options to Company employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares (collectively, “Awards”) to employees, officers, directors, consultants and advisors of the Company. The maximum aggregate number of shares that may be issued under the 2022 Amended and Restated Plan is 7,500,000 shares of our common stock and is subject to adjustment in connection with changes in capitalization, reorganization and change in control events. Shares subject to Awards granted under the 2022 Amended and Restated Plan that expire unexercised or are forfeited, will become available for future grant under 2022 Amended and Restated Plan. However, shares used to pay the exercise price of an Award or to satisfy the tax withholding obligations related to an Award will not become available for future grant under the 2022 Amended and Restated Plan. Awards granted subsequent to June 6, 2024 were granted under the 2022 Amended and Restated Plan.
Stock Option Awards
The following is a summary of stock option awards (in thousands) and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2023	829	$61.34
Options exercised	—	—
Options canceled or expired	(530)	76.71
Options outstanding at December 31, 2024	299	34.14

Options exercisable at December 31, 2024	299	34.14
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	As of December 31,
	2024	2023
Stock options outstanding	$—	$4,232
Stock options exercisable	$—	$4,232
Stock options vested and expected to vest	$—	$4,232
There were no stock options exercised for the year ended December 31, 2024, For the years ended December 31, 2023 and 2022, the intrinsic value of stock options exercised was approximately $33 thousand and $1.1 million, respectively.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No stock option awards were granted during the years ended December 31, 2024, 2023 and 2022.
Restricted Stock Units Awards (including PRSUs)
The following table presents a summary of the Company’s RSUs activity for the year ended December 31, 2024 (in thousands):

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2023	1,938	$68.03
Units granted	2,467	38.72
Units vested	(701)	71.07
Units canceled or forfeited	(804)	54.52
Non-vested balance at December 31, 2024	2,900	$46.13

Non-vested and deferred balance at December 31, 2024	2,948	$51.70
As of December 31, 2024, the total unrecognized compensation charge related to the restricted stock units is approximately $78.9 million, which is expected to be recognized through fiscal 2028.

(13) Other Income / (Expense), net
The following table presents a summary of the Company’s other income / (expense) activity included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Foreign currency (loss) / gain	$(1,831)	$879	$(1,338)
Interest income and other	6,232	4,785	87
Other income / (expense), net	$4,401	$5,664	$(1,251)

(14) Income Taxes
The Company’s geographical breakdown of its income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$49,827	$108,013	$86,207
Foreign	12,721	14,455	4,830
Income before income taxes	$62,548	$122,468	$91,037

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current provision:
Federal	$18,578	$24,015	$16,891
State and local	5,245	5,392	3,362
Foreign	13,756	8,967	5,268
Deferred provision (benefit):
Federal	(28,582)	(24,880)	(9,286)
State and local	(2,824)	(1,047)	(1,107)
Foreign	20,443	(248)	(194)
Provision for income taxes	$26,616	$12,199	$14,934

The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. income tax at federal statutory rate	21.0%	21.0%	21.0%
Tax credits	(10.8)	(4.2)	(3.3)
State and local taxes, net of federal benefit	2.9	2.2	1.6
Equity-based compensation	11.6	3.4	1.4
Foreign rate differential	11.5	0.4	0.8
Foreign-derived intangible income deduction	(8.5)	(6.4)	(8.2)
Uncertain tax positions	(0.7)	0.9	3.4
Valuation allowance	2.1	1.3	1.2
Capital loss	—	—	(1.7)
Bargain purchase gain	—	(8.6)	—
Capitalized transaction costs	2.2	—	—
Equity-based compensation award expiration	10.2	—	—
Non-deductible—other	1.1	—	0.2
Total provision for income taxes	42.6%	10.0%	16.4%

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effect of the Company’s temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Non-cash equity-based compensation	$10,492	$15,922
Intangible amortization	31,263	101
Accruals and reserves	15,106	6,881
Lease liabilities	7,050	8,410
Net operating losses	18,003	17,691
Other	1,496	1,850
Gross deferred tax assets	83,410	50,855
Valuation allowance	(8,761)	(6,841)
Net deferred tax assets	74,649	44,014
Deferred tax liabilities:
Right-of-use assets	(2,502)	(2,806)
Depreciation and amortization	(2,680)	(11,605)
Contingent consideration	(659)	(8,911)
Net deferred tax assets	$68,808	$20,692
The non-cash equity-based compensation for the Company included a deferred tax asset of $6.2 million in 2023 associated with the performance-based grant of stock options and restricted stock units to the Company’s Founder and Executive Chairman. The performance targets were not met in the second quarter of 2024, and the deferred tax asset was reversed.
In addition, the $8.8 million valuation allowance relates to certain foreign net operating loss carryforwards, where the Company has determined that there is sufficient uncertainty regarding the future realization of these net operating losses.
The following table summarizes changes to the Company’s unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance of unrecognized tax benefits at January 1	$13,516	$13,021	$10,229
Gross additions for tax positions for prior years	2,408	399	139
Gross additions for tax positions for current year	3,355	1,054	2,844
Gross reductions for tax positions of prior years	(6,983)	(958)	(191)
Balance of unrecognized tax benefits at December 31	$12,296	$13,516	$13,021
The total amount of unrecognized tax benefits as of December 31, 2024 was $11.4 million, which, if recognized, would impact the Company’s effective tax rate in future periods. Unrecognized tax benefits is included within prepaid expenses and other current assets and other non-current liabilities on the Consolidated Balance Sheets. The Company has determined that it is reasonably possible that there will be a reversal of unrecognized tax benefits by as much as $0.7 million in the next fiscal year due to the expected resolution of prior year tax matters.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. Interest and penalties included in the Company’s provision for income taxes were not material in all the periods presented.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. During the tax year ending December 31, 2024 the U.S. Internal Revenue Service closed the audit for tax years 2017 through 2021 with $0.9 million of additional tax and interest assessed. The Company is currently under examination by the state of California for

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the tax years 2021 through 2022. The Company is no longer subject to U.S. federal, state, local and foreign tax examinations by tax authorities for years before 2017.
As of December 31, 2024, the Company has $77.4 million in tax net operating loss carryforwards in U.S. and foreign tax jurisdictions which are available to reduce future income taxes and the majority of this amount relates to jurisdictions with an indefinite carryforward period.

(15) Net Income Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested RSUs and stock options. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested RSUs and stock options using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for fiscal years 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$35,932	$110,269	$76,103
Shares used to compute basic net income per share	35,330	35,878	36,042
Dilutive potential common shares:
Stock options and employee stock purchase plan shares	40	100	155
Unvested restricted stock awards	288	264	349
Shares used to compute diluted net income per share	35,658	36,242	36,546
Basic net income per share	$1.02	$3.07	$2.11
Diluted net income per share	$1.01	$3.04	$2.08

Potentially dilutive shares included in the calculation	1,157	1,034	1,127
Anti-dilutive shares excluded from the calculation	1,551	944	464

(16) Segment and Geographic Information
The Company is currently organized and operates as one operating and reportable segment on a consolidated basis. The Company’s revenues are supported by its searchable creative platform and driven by its large contributor network. The Company’s chief executive officer, who is its chief operating decision maker (“CODM”), evaluates the performance of the Company’s operating segment based on net income. The CODM considers budget-to-actual variances when making decisions about capital allocation to the segment. Asset information is not provided to the Company’s CODM as that information is not used in the determination of resource allocation or in assessing the performance of the Company’s segment.

The following table reconciles the company’s revenues and significant operating expense categories used to evaluate the business and allocate resources to Net income:

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$935,262	$874,587	$827,826
Less:
Technology costs	69,883	58,853	48,777
Advertising costs	91,845	93,109	97,194
Adjusted cost of revenue[1]	355,074	318,281	288,303
Adjusted sales and marketing[1]	125,802	116,821	101,194
Adjusted product and development[1]	80,876	90,255	60,401
Adjusted general and administrative[1]	143,074	128,868	119,669
Impairment of lease and related assets	—	—	18,664
Total operating expenses	866,554	806,187	734,202
Income from operations	68,708	68,400	93,624
Bargain purchase gain	—	50,261	—
Interest expense	(10,561)	(1,857)	(1,336)
Other income / (expense), net	4,401	5,664	(1,251)
Income before income taxes	62,548	122,468	91,037

Provision for income taxes	26,616	12,199	14,934
Net income	35,932	110,269	76,103
1Excludes technology and advertising costs

The following represents the Company’s depreciation and amortization by expense category:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Cost of revenue	$80,805	$74,824	$63,128
General and administrative	6,821	4,905	5,342
Total depreciation and amortization	$87,626	$79,729	$68,470
The following represents the Company’s geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2024	2023	2022
North America	$474,683	$427,746	$353,197
Europe	245,678	231,048	243,025
Rest of the world	214,901	215,793	231,604
Total revenue	$935,262	$874,587	$827,826
Included in North America is the United States which comprises approximately 45%, 46% and 40% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2024	2023
North America	$45,354	$46,531
Europe	17,175	17,695
Rest of the world	3,871	74
Total long-lived tangible assets	$66,400	$64,300
Included in North America is the United States, which comprises 64% and 68% of total long-lived tangible assets as of December 31, 2024 and 2023, respectively. Included in Europe is Ireland, which comprised 20% and 21% of total long-lived tangible assets as of December 31, 2024 and 2023, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(17) Leasing
The Company’s leases relate primarily to office facilities that expire on various dates from 2025 through 2029, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating lease costs, including insignificant costs related to short-term leases, were $8.0 million, $6.4 million and $10.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company made cash payments for operating leases of $10.0 million, $10.9 million and $9.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, which were included in cash flows from operating activities within the Consolidated Statements of Cash Flows. In addition, for the years ended December 31, 2024 and 2023, the Company recorded right-of-use assets of $2.9 million and $1.9 million, respectively, which were obtained in exchange for lease obligations. For the years ended December 31, 2024 and 2023, the Company’s operating leases have a weighted average remaining lease term of 4.1 years and 4.8 years, respectively, and a weighted average discount rate of 6.5% and 6.3%, respectively.
Balance sheet information for the Company’s leases as of December 31, 2024, is as follows:

	December 31,
(in thousands)	2024	2023
Right-of-use assets	$13,956	$15,395

Lease liabilities, current	$9,717	$9,076
Lease liabilities, non-current	23,365	29,404
Total lease liabilities	$33,082	$38,480

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its lease liabilities at December 31, 2024 are as follows (in thousands):

Reconciliation of future undiscounted lease payments to lease liabilities	Lease Commitments
Year ending December 31,
2025	10,174
2026	8,094
2027	8,409
2028	8,416
2029	2,662
Total undiscounted lease payments	37,755
Less: imputed interest	(4,673)
Total lease liabilities	$33,082
The Company’s most significant lease is for its headquarters in New York City, which was entered into in March 2013 and was amended in January 2016 (“ESB Lease”). As amended, the ESB Lease will expire in 2029, and the undiscounted remaining future minimum lease payments are approximately $32.7 million. The Company is also party to a letter of credit as a security deposit for this leased facility, in the amount of $1.3 million.
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

(18) Commitments and Contingencies
Other Non-Lease Obligations
As of December 31, 2024, the Company’s other unconditional cash obligations, consisting primarily of unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, are as follows:

Year Ending December 31,	Other Obligations
2025	$44,300
2026	9,500
2027	1,900
Total non-lease unconditional obligations	$55,700

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
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the year ended December 31, 2024, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
2.3		Agreement and Plan of Merger, dated as of May 10, 2022.	8-K	001-35669	2.1	May 11, 2022
2.4		Stock Purchase Agreement, dated May 22, 2023	8-K	001-35669	2.1	May 23, 2023
2.5		Stock Purchase Agreement, dated May 1, 2024	8-K	001-35669	2.1	May 2, 2024
2.6		Voting and Support Agreement, dated as of January 6, 2025, by and between Getty Images and Jonathan Oringer.	8-K	001-35669	10.1	January 7, 2025
2.7		Significant Stockholder Agreement, dated as of January 6, 2025, by and among Getty Images, the Getty Family Stockholders, the Koch Stockholder and Jonathan Oringer.	8-K	001-35669	10.2	January 7, 2025
2.8		Agreement and Plan of Merger, dated as of January 6, 2025, by and among Getty Images, Merger Sub 2, Merger Sub 3, Shutterstock, HoldCo and Merger Sub 1.	8-K	001-35669	2.1	January 7, 2025
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Specimen Stock Certificate of the Registrant	S-3ASR	333-243706	4.1	August 10, 2020
4.2		Description of the Registrant’s Securities	10-K	001-35669	4.1	February 13, 2020
10.1(a)	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2022 Omnibus Equity Incentive Plan and Form of Award Agreement	14A	001-35669	N/A	April 21, 2022
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.5(d)	§	Amendment to Employment Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(d)	February 13, 2020
10.5(e)	§	Amendment to Severance and Change in Control Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(e)	February 13, 2020
10.6		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.7		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.8		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.9		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.10	§	Shutterstock, Inc. Director Compensation Policy	10-Q	001-35669	10.1	May 2, 2024
10.11	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.12	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.13	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.14	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.15	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016

Exhibit Number			Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.16	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.17	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	8-K	001-35669	10.1	February 11, 2020
10.19	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, for grants subsequent to April 2020	10-Q	001-35669	10.1	April 27, 2021
10.20(a)	§	Employment Agreement, dated August 5, 2019, by and between the Company and Steven Ciardiello	8-K	001-35669	10.1	August 6, 2019
10.20(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Steven Ciardiello	10-Q	001-35669	10.4	November 5, 2019
10.22	§	Employment Agreement, dated November 7, 2019, by and between the Company and Jarrod Yahes	8-K	001-35669	10.1	November 18, 2019
10.24	§	Employment Agreement, dated May 8, 2022, by and between the Company and Paul J. Hennessy	8-K	001-35669	10.2	May 11, 2022
10.25	§	Employment Agreement, dated January 12, 2023, by and between the Company and John Caine	8-K	001-35669	10.1	January 17, 2023
10.26		Credit Agreement, dated as of May 6, 2022, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders.	8-K	001-35669	10.1	May 11, 2022
10.27	§	2022 Nonqualified Deferred Compensation Plan	10-Q	001-35669	10.2	October 25, 2022
10.28	§**	Employment Agreement, dated January 13, 2025, by and between the Company and Matthew Furlong	10-K	001-35669	10.1	February 25, 2025
10.29	§	Shutterstock Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan	10-Q	001-35669	10.1	June 7, 2024
10.30	§	Amendment to the Employment Agreement, dated June 28, 2024, by and between Shutterstock, Inc. and Paul J. Hennessy	10-Q	001-35669	10.1	July 3, 2024
10.31	§	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.2	July 3, 2024
10.32	§	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	10-Q	001-35669	10.3	July 3, 2024
10.33		Amended and Restated Credit Agreement, dated as of July 22, 2024, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders and Bank of America, N.A., as administrative agent for such lenders.	10-Q	001-35669	10.1	July 22, 2024
10.34	§	Transition Agreement by and between Jarrod Yahes and Shutterstock, Inc., dated October 31, 2024.	10-Q	001-35669	10.1	November 1, 2024
10.35	§	Employment Agreement by and between Rik Powell and Shutterstock, Inc., dated October 30, 2024.	10-Q	001-35669	10.2	November 1, 2024
10.36		Letter Agreement, dated as of January 6, 2025, by and among Getty Images and the Getty Family Stockholders.	8-K	001-35669	10.3	January 7, 2025
10.37		Letter Agreement, dated as of January 6, 2025, by and between Getty Images and the Koch Stockholder.	8-K	001-35669	10.4	January 7, 2025
19	**	Insider Trading Policy
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
32	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	**	2023 Executive Compensation Clawback Policy	10-K	001-35669	97	February 26, 2024
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SHUTTERSTOCK, INC.
Dated: February 25, 2025	By:	/s/ PAUL J. HENNESSY
Paul J. Hennessy Chief Executive Officer
Each person whose individual signature appears below hereby authorizes and appoints Paul J. Hennessy and Rik Powell, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN ORINGER	Founder and Executive Chairman of the Board	February 25, 2025
Jonathan Oringer
/s/ PAUL J. HENNESSY	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Paul J. Hennessy
/s/ RIK POWELL	Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Rik Powell
/s/ STEVEN CIARDIELLO	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
Steven Ciardiello
/s/ RACHNA BHASIN	Director	February 25, 2025
Rachna Bhasin
/s/ DEIRDRE M. BIGLEY	Director	February 25, 2025
Deirdre M. Bigley
/s/ THOMAS R. EVANS	Director	February 25, 2025
Thomas R. Evans
/s/ JAIME TEEVAN	Director	February 25, 2025
Jaime Teevan
/s/ ALFONSE UPSHAW	Director	February 25, 2025
Alfonse Upshaw