Form 10-K/A
period 2024-12-31
Shutterstock, Inc.
filed 2025-03-28
CIK 1549346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Shutterstock, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), which the Company filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025. This Amendment is being filed solely to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, no other portion of the Original Form 10-K is amended hereby, and the Original Form 10-K continues to speak as of the date of the original filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the date of the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Director and Executive Officers
The names of our directors and executive officers and their ages, positions and biographies as of March 24, 2025 are set forth below.

Name	Age	Position
Jonathan Oringer	50	Founder and Executive Chairman of the Board
Rachna Bhasin	52	Director
Deirdre Bigley	60	Director
Thomas R. Evans	70	Director
Matthew Furlong	46	Chief Marketplace Officer
Paul J. Hennessy	60	Director and Chief Executive Officer
Rik Powell	53	Chief Financial Officer
Jaime Teevan	48	Director
Alfonse Upshaw	55	Director
Jonathan Oringer has served as our Executive Chairman of the Board since April 2020. Prior to assuming the role of Executive Chairman, Mr. Oringer served as Chief Executive Officer since the founding the Company in 2003. Prior to founding Shutterstock, Mr. Oringer served as a director of several private companies. Mr. Oringer has served on the Columbia Engineering Board of Visitors since 2019. Mr. Oringer holds a B.S. in computer science and mathematics from State University of New York at Stony Brook and an M.S. in computer science from Columbia University.
Rachna Bhasin has served as a member of our Board since August 2019. Ms. Bhasin is the Founder/CEO of EQ Partners, a strategic advisory, consulting and investment company serving early-stage companies in the areas of technology and media. Ms. Bhasin was Chief Business Officer of Magic Leap, Inc., a spatial computing company, from October 2015 through January 2019 and prior to that, served as SVP, Corporate Strategy and Business Development at SiriusXM Radio, Inc. from November 2010 through October 2015. Ms. Bhasin also held positions at Dell, Inc., where she led the company’s consumer strategic partnership and personalization, and at EMI Music North America as Vice President of Business Development. Since March 2016, Ms. Bhasin has served as an Independent Director for Ryman Hospitality Properties (NYSE: RHP), a hotel, resort, entertainment and media company, where she serves on the Human Resources Committee and Chairs the Risk Committee. She is a member of the Board of Directors of Audiomack, a private company providing a music streaming and audio distribution platform, and is a Senior Advisor to Alignment Growth Capital, a fund that invests globally in growth-stage companies across media, entertainment and gaming. She joined the Board of Directors of Lotus House Sundari Foundation, Inc., a nonprofit organization that provides shelter and resources to homeless women and children, in December 2024. Ms. Bhasin served as an Independent Director for PropertyGuru (NYSE: PGRU), a South East Asian Property Platform, where she served on the Audit Committee, from August 2021 through December 2024 and on the Special Committee as it was taken private. She also served as a member of the Board of Directors for Newlab, who help commercialize and scale the critical technologies needed to decarbonize the economy, from June 2023 to December 2024. Ms. Bhasin holds a Bachelor of Commerce and Administration with Honors from the Victoria University of Wellington in New Zealand and an M.B.A. from Harvard Business School.
Deirdre Bigley has served as a member of our Board since May 2016. Ms. Bigley was with Bloomberg, L.P., a global business and financial information and news leader, joining in 2009 and serving as the Chief Marketing Officer from 2013 to 2021. Prior to joining Bloomberg, L.P., Ms. Bigley spent thirteen years at International Business Machines Corporation (IBM), serving in several capacities, including Vice President of Worldwide Advertising and Interactive, and Vice President of Worldwide Brand. Ms. Bigley serves on the Boards of: Wix.com, a cloud-based development platform, since November 2017; Sportradar, a sports betting and sports entertainment company, since April, 2021; and Taboola, an advertising company that powers recommendations for the open web, since April 2021. Ms. Bigley holds a B.A. in English from West Chester University.

Thomas R. Evans has served as a member of our Board since March 2012. From January 2014 through December 2015, Mr. Evans served as Advisor to the Board of Bankrate, Inc., a leading aggregator of financial rate information, and from March 2004 until December 2013, when he retired, Mr. Evans served as its President and Chief Executive Officer and a director. Mr. Evans served as a director of Millennial Media, Inc., a public mobile marketplace company, from 2014 to November 2015 and as a director of Future Fuel Corp., a public chemical manufacturing company, from 2005 until September 2015. Mr. Evans served as a director of Angie's List, Inc., an online platform that connects home service professionals to customers, from February 2016 to September 2017, including serving as its Chairman of the Board from October 2016 through September 2017, until it was merged with the HomeAdvisor business of IAC/InterActiveCorp. Mr. Evans currently serves as a director of ANGI Homeservices Inc. and serves as a member of its Audit Committee and Chairman of its Compensation Committee. He also serves as a director and the Executive Chairman of Torticity, an end-to-end technology-driven online service for litigation law firms. From February 2021 to 2023, Mr. Evans also served as a director of G Squared Ascend I Inc., a special purpose acquisition company, and served as a member of its Audit, Compensation and Nominating and Corporate Governance Committees. He also served as a director of The Knot Worldwide from February 2018 until December 2024. Mr. Evans holds a B.S. in business administration from Arizona State University.
Matthew Furlong has served as our Chief Marketplace Officer since January 2025. Prior to joining Shutterstock, Mr. Furlong served as the Chief Executive Officer at GameStop, a global specialty retailer, from June 2021 to June 2023; as Country Manager of Amazon Australia, a leading e-Commerce retailer, from May 2019 to June 2021; and in various leadership roles at Amazon.com from October 2012 to May 2019. Prior to joining Amazon, Mr. Furlong spent the first twelve years of his career at Procter & Gamble where he was focused on brand, marketing, and sales strategies. Mr. Furlong holds a B.S. in Business Finance from Miami University.
Paul J. Hennessy has served as our Chief Executive Officer since July 2022 and as a member of our Board since April 2015. From June 2016 to May 2022, Mr. Hennessy served as Chief Executive Officer and member of the Board of Directors of Vroom, Inc., an online pre-owned car retailer. Prior to joining Vroom, from April 2015 through June 2016, Mr. Hennessy served as Chief Executive Officer of priceline.com, a provider of online travel and travel related reservation and search services. From November 2011 to March 2015, Mr. Hennessy served as Chief Marketing Officer of Booking.com, an online booking accommodations provider. From July 2006 to October 2011, Mr. Hennessy was Chief Distribution Officer of priceline.com. Since April 2023, Mr. Hennessy has served on the board of directors of Aledade, Inc., the nation’s largest network of independent primary care. He is also a member of the board of directors of TickPick, the modern transparent ticket marketplace transforming the event ticketing industry, as of January 2025. Mr. Hennessy holds a B.S. in marketing management from Dominican College and an M.B.A. from Long Island University.
Rik Powell has served as our Chief Financial Officer since November 2024. Prior to joining the Company, Mr. Powell was Senior Vice President, Finance and Investor Relations at Shake Shack, an NYSE publicly traded quick services restaurant group, from 2022 to 2024. Prior to that, Mr. Powell served in various finance positions at Getty Images, a visual media company, where he ultimately advanced to the position of Chief Financial Officer from 2017 to 2020. Prior to that, Mr. Hennessy held various finance roles at Dell Computer Corporation and HP Inc. and started his career at Grant Thornton LLP. Mr. Powell is from Oxford in the United Kingdom and has been a Fellow of the UK Chartered Association of Certified Accountants for a number of years.
Jaime Teevan has served as a member of our Board since July 2024. Recognized globally for her contributions to productivity and personalized search, Dr. Teevan’s work has earned her a spot on TIME Magazine’s list of the top 100 influential figures in AI. As Microsoft's Chief Scientist and Technical Fellow, her career is distinguished by pioneering product innovations that are deeply rooted in rigorous research. She spearheaded the creation of M365 Copilot, integrating AI into Microsoft’s suite of products, and is credited with inventing Bing’s first personalized search algorithm. Prior to her current role, she was the Technical Advisor to Microsoft CEO Satya Nadella. Dr. Teevan is an elected ACM Fellow and member of the prestigious SIGIR and CHI Academies. She holds a Ph.D. in AI from MIT and a B.S. from Yale, and is an Affiliate Professor at the University of Washington. She also serves on the board of the Computing Research Association, which plays a crucial role in shaping the future of computing research and influencing policy decisions.
Alfonse Upshaw has served as a member of our Board since December 2020. Mr. Upshaw is Senior Vice President and Chief Financial Officer, Northern California Market for Kaiser Foundation Health Plans and Hospitals (Kaiser Permanente). Mr. Upshaw also served as Senior Vice President, Corporate Controller & Chief Accounting Officer for Kaiser Permanente until January 2022. Previously, Mr. Upshaw was an audit partner with Deloitte where he served Fortune 500 public as well as high growth private clients in a variety of industries. Mr. Upshaw has served on not-for-profit boards and several advisory committees including the Black Directors Health Equity Agenda, Inc., Kennedy-King Memorial Scholarship Foundation, the UC Berkeley Center for Financial Reporting and Management, and the American Heart Association Research Roundtable. Mr. Upshaw holds a B.S. in Business Administration from the University of California, Berkeley. He is a lifetime member of the National Association of Black Accountants, Inc.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. The Code of Business Conduct and Ethics is available on our investor relations website (investor.shutterstock.com) in the “Corporate Governance” section. We will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above, as and to the extent required by SEC and New York Stock Exchange (“NYSE”) rules.
Insider Trading Policy
We have adopted insider trading policies and procedures attached hereto as Exhibit 19 governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. It is also the policy of the Company to comply with applicable securities laws when transacting in its own securities.
Corporate Governance
The Board has an Audit Committee established in accordance with section 3(a)(58)(A) of Exchange Act. Its members are Alfonse Upshaw (Chairperson), Rachna Bhasin and Thomas R. Evans. The Board, in its business judgment, has determined that each director serving on the Audit Committee meets the independence criteria prescribed by the Exchange Act and SEC rules and regulations and meets the NYSE’s financial literacy requirements for audit committee members. The Board has also determined that Mr. Upshaw qualifies as an audit committee financial expert within the meaning of SEC rules.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our executive compensation program and the decisions made in 2024 as they pertain to each individual who served as our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”), and our other executive officers during our fiscal year ended December 31, 2024. Throughout this document, these executives are collectively referred to as our “NEOs” or our “named executive officers.” During fiscal year 2024, our named executive officers were:

Jonathan Oringer	Founder, Executive Chairman of the Board
Paul Hennessy	Chief Executive Officer
Rik Powell	Chief Financial Officer(1)
Jarrod Yahes	Former Chief Financial Officer(2)
John Caine	Former Chief Product and Digital Officer(3)
(1)Mr. Powell was appointed as Chief Financial Officer of the Company effective November 1, 2024.
(2)Mr. Yahes resigned as Chief Financial Officer of the Company effective November 1, 2024.
(3)Mr. Caine’s employment as Chief Product and Digital Officer of the Company ended effective August 23, 2024.
Section 1 - Executive Summary
Our success depends, in part, on our ability to attract, engage, motivate and retain highly talented individuals who are committed to our vision, strategy and values. One of the key objectives of our executive compensation program is to maintain a strong alignment between corporate performance and executive compensation by tying incentive compensation to the achievement of performance metrics that we believe increase the Company’s long-term value and align our executives’ interests with the interests of our stockholders.

2024 Business Highlights(1)
Over 4.0 million active, paying customers contributed to our revenue in 2024. Our contributors made their images, footage and music tracks available in our collection, which has grown to 800 million images and 59 million footage clips as of December 31, 2024. This makes our collection of content one of the largest of its kind, and we delivered 134.3 million paid downloads to our customers across our brands during the year ended December 31, 2024. The highlights of our 2024 performance versus 2023 performance(1) include:
•Revenue increased 7% to $935.3 million
•Income from operations was $68.7 million, essentially flat
•Net income decreased 67% to $35.9 million
•Adjusted EBITDA increased 3% to $247.1 million(2)
•Operating cash flows decreased $107.9 million to $32.6 million(2)
•Adjusted free cash flow decreased $29.8 million to $108.7 million(2)

(1)For additional information regarding our financial results, please see the Original Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a description of our key metrics, including number of subscribers, subscriber revenue, average revenue per customer, paid downloads, revenue per download and content in our collection, see “Key Operating Metrics” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Form 10-K.
(2)For a discussion regarding, and reconciliation of, our non-GAAP to GAAP financial measures, please see Annex A.
At our 2024 Annual Meeting, approximately 94.8% of the votes cast by stockholders on the advisory vote on executive compensation were in favor of the compensation of our named executive officers. The Board and Compensation Committee reviewed these final vote results and determined that, given the significant level of support of our approach to compensation by our stockholders, stockholders were not demanding significant changes to our executive compensation policies.
Recent Developments
On January 6, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine in a merger-of-equals transaction with Getty Images Holdings, Inc. (NYSE:GETY) (“Getty Images”) (such transaction referred to herein as the “Merger”). The closing of the Merger is subject to the satisfaction of closing conditions, including receipt of required regulatory approvals, the approval of Getty Images and Shutterstock stockholders and the extension or refinancing of Getty Images’ existing debt obligations. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Exchange Act.
Compensation Governance Highlights
We maintain the following corporate governance practices and policies that our Board believes help to advance our compensation goals, including:

What we do	What we don’t do
Maintain a completely independent Compensation Committee that establishes our compensation practices	Encourage unreasonable risk taking
Design executive compensation program to align pay with performance, including long-term equity awards with vesting tied to performance achievement	No repricing underwater stock options or grants without seeking stockholder approval
Award a vast majority of pay as variable, performance and stockholder aligned opportunity and not fixed compensation	No excessive change in control or severance payments
Provide for “double-trigger” equity acceleration for our executive officers upon change in control	No excise tax gross-ups upon change in control termination benefits
Rigorous goals for performance-based compensation to align compensation with high performance and stockholder value	No defined benefit retirement plans, or supplemental retirement plans, for our executive officers
Use an independent compensation consultant	No guaranteed equity awards or bonuses for named executive officers
Clawback policy compliant with SEC and NYSE rules requiring recoupment of erroneously awarded compensation from executive officers following financial restatement	No hedging and no pledging of our equity securities by directors or employees, including our executive officers
Section 2 - Establishing and Evaluating Executive Compensation
Executive Compensation Philosophy & Objectives
Our philosophy with regard to the compensation of our named executive officers, is to attract and retain high performers, and motivate them to pursue our corporate and business objectives that are intended to create long-term value for our stockholders. We strive to provide compensation packages that are competitive, reward achievement of our business objectives, and align executive and stockholder interests through equity ownership.
Our executive compensation program is designed to:
•attract, motivate and retain high-performing executives;
•provide compensation that is competitive with the market and tailored to account for the specific needs and responsibilities of the particular position, as well as the performance and unique qualifications of the individual executive;
•ensure actual payouts are aligned with financial performance and strategic business goals that enhance stockholder value;
•ensure a substantial portion of each executive’s total compensation is “at-risk” and varies based on Company and individual performance; and
•align the executive compensation program with both short-term and long-term stockholder interests.
As our needs evolve, we will reevaluate our philosophy and compensation programs from time to time as circumstances require.
Setting our Compensation
Our Compensation Committee is responsible for overseeing all aspects of our executive compensation programs, including executive salaries, annual cash incentive payouts, the size and structure of equity awards and any severance or change in control benefits. In carrying out its responsibilities, the Compensation Committee reviews, evaluates and approves the compensation arrangements, plans, policies, and practices for our executive officers. When discharging its responsibilities, the Compensation Committee relies on input from our management and our independent compensation consultant, whose roles are discussed below. Mr. Oringer, our Executive Chairman, also assists the Compensation Committee in determining our CEO’s compensation. Our management provides our Compensation Committee with its perspectives on certain aspects of our NEOs’ compensation, including the metrics and targets used in our performance-based compensation elements and the companies that constitute our compensation peers. Additionally, for each NEO except for himself, our CEO provides his review of the NEO’s individual performance to the committee and recommends an amount of compensation for the NEO, informed by that NEO’s individual performance and data regarding market levels of compensation for that NEO’s role and scope of responsibility. Our CEO and Executive Chairman do not participate in the Compensation Committee’s deliberations on their own compensation.

Potential changes to our executive officers’ compensation, such as increases in salary and annual incentive opportunities, are considered by the Compensation Committee annually. Any changes are typically set by the Compensation Committee at a meeting early in the calendar year after the Board has reviewed the Company’s performance for the past year and prospects for the year ahead, although individual executive performance is evaluated on an ongoing basis and, accordingly compensation decisions may be made throughout the year.
In connection with determining compensation, our Compensation Committee has retained the services of Pearl Meyer as its independent compensation consultant to provide advice and recommendations on the amount and form of executive compensation. Pearl Meyer was selected by and reports to the Compensation Committee and did not provide any other services to the Company. Our Compensation Committee periodically has sought input from Pearl Meyer on a range of external market factors, including evolving compensation trends, appropriate peer companies and market survey data. Pearl Meyer has also provided general observations on the Company’s compensation programs, including the compensation of our Executive Chairman and the design of our PSUs, each as described below.
Our Compensation Committee considered and assessed all factors relevant to Pearl Meyer’s independence, including factors specified in NYSE listing standards and Rule 10C-1(b) of the Exchange Act, as well as certain other factors that could give rise to a potential conflict of interest with respect to the work of Pearl Meyer. Based on this assessment, our Compensation Committee confirmed that no conflicts of interest were raised by the work performed by Pearl Meyer.
Our Compensation Committee also administers our cash-based and equity-based compensation plans and reviews our executive compensation program from time to time, including such compensation plans, to determine whether they are appropriate, properly coordinated, and achieving their intended purposes, and to make any modifications to existing plans and arrangements or to adopt new plans or arrangements.
Use of Comparative Market Data
We aim to compensate our executive officers at levels that are commensurate with competitive levels of compensation for executives in similar positions at peer companies with whom we compete to hire and retain executive talent, although we do not attempt to link any single element of compensation to specific peer company percentiles or ratios. Market data is just one of a variety of factors considered in determining base salary, bonus targets, long-term equity awards and total compensation levels. The Compensation Committee and management believe that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by the executive officers because compensation benchmarking does not take the specific performance of the executive officers, or the performance of the Company, into account.
The Compensation Committee periodically reviews the composition of our peer group used in making compensation decisions to determine whether any changes are appropriate. In January 2024, the Compensation Committee, in consultation with Pearl Meyer, reviewed and approved the composition of our peer group consisting of technology and software services companies that are similar to us in industry code, revenue, market capitalization and sales growth. Our peer group, which was used in making compensation decisions for fiscal year 2024, includes the following companies:

Alarm.com Holdings, Inc.	Envestnet, Inc.	Magnite, Inc.	Quotient Technology, Inc.
Box, Inc.	Etsy, Inc.	New Relic, Inc.	Stitch Fix, Inc.
Cars.com Inc.	Getty Images Holdings, Inc.	Paycom Software, Inc.	TrueCar, Inc.
Dropbox, Inc.	LivePerson, Inc.	Pinterest, Inc.	Vimeo, Inc.
		QuinStreet, Inc.	Yelp Inc.
Executive Chairman Compensation
Mr. Oringer, our founder, has served as our Executive Chairman since April 2020 and previously served as our interim CEO for several months during fiscal 2022 and as our CEO for 17 years from the time he founded the Company in 2003 until 2020. In developing compensation recommendations for Mr. Oringer, our Compensation Committee, in its business judgment, has sought to appropriately reward Mr. Oringer’s critical contributions to the Company’s ongoing success and the success of our brand and to create incentives for Mr. Oringer to continue to contribute significantly to successful results in the future.

Since April 2014, Mr. Oringer’s annual base salary has been $1.00 (one dollar) and Mr. Oringer has remained ineligible to receive an annual cash bonus. In providing for a $1.00 (one dollar) salary, the Compensation Committee determined to instead tie Mr. Oringer’s compensation almost entirely to the Company’s long-term business objectives and long-term stock price performance. In each of April 2022, 2023 and 2024, the Compensation Committee approved an award of performance stock units (“PSUs”) for Mr. Oringer with a grant-date value of $5,500,000, $5,500,000 and $5,225,000, respectively, which in each case vest over a 3-year period based on achievement of revenue growth and adjusted EBITDA margin targets in accordance with the Company-set goals for management. The target number of PSUs for each award was determined by dividing (x) the cash value of the award by (y) the average of the Company’s closing price for a share of Common Stock on each trading day during the 30 trading days period ending on the date immediately prior to the applicable grant date, rounded down to the nearest whole number of shares.
2024 NEO Departures
Fiscal 2024 was a year of transition for our executive team, as follows:
•On August 19, 2024, the Company notified John Caine that his employment as Chief Product and Digital Officer of the Company would end, effective August 23, 2024. In accordance with Section 7(a) of his Employment Agreement, Mr. Caine received base salary for the 12-month severance period, a pro-rated annual bonus for the portion of fiscal 2024 that he served in his role, and accelerated vesting of the outstanding equity awards that would have become vested in the subsequent 12-month period. Mr. Caine forfeited his other outstanding equity awards as of August 23, 2024.
•On October 24, 2024, Jarrod Yahes notified the Company of his resignation as Chief Financial Officer, effective November 1, 2024. Mr. Yahes remained with the Company in an advisory role through December 31, 2024, during which time he continued to earn his annual base salary until December 31, 2024 and remained eligible to earn an annual cash bonus for the full 2024 fiscal year pursuant to his Transition Agreement dated October 31, 2024. Mr. Yahes’ outstanding unvested equity awards were forfeited as of November 1, 2024.
•On October 28, 2024, the Board unanimously appointed Rik Powell, the Company’s Senior Vice President, Finance and Investor Relations since June 2024, as the Company’s Chief Financial Officer, effective November 1, 2024. Prior to joining the Company in June 2024, Mr. Powell was Senior Vice President, Finance and Investor Relations at Shake Shack Inc., a NYSE-traded quick services restaurant group, for two years. Mr. Powell also served as the Chief Financial Officer of Getty Images Holdings, Inc., a NYSE-traded global visual content creator and marketplace, from 2017 to 2020.
Section 3 - Elements of 2024 Compensation
The principal elements of our executive compensation program for our other NEOs are set forth in the following table and described in more detail below.

Compensation Element	Characteristics	Objectives
Base Salary	Annual fixed cash compensation	Provide a fixed level of cash compensation to attract, retain and reward talented and skilled executive talent that is competitive for executive talent specific to our industry.
Annual Bonuses	Annual variable, performance-based cash compensation determined by achievement of pre-established annual corporate goals and individual performance	Motivate and reward the achievement of annual financial and other operating objectives and individual performance to drive stockholder value over time.
Long-Term Incentive Compensation	Variable equity compensation in three forms: (a) stock options, (b) restricted stock units, both of which vest in annual installments over a period of years; and/or (c) performance stock units, which vest based on achievement of company financial goals	Align an executive’s interest with that of stockholders and motivate and reward profitable growth and increases in stock price over time. Aid in attraction and retention of executive talent.
Other Compensation	Indirect compensation elements consisting of programs such as medical, dental and vision insurance, a 401(k) plan, life and disability insurance, flexible spending accounts and other plans and programs made available to eligible employees	Provide benefits that promote employee health and welfare, wellness and retirement income and learning and development opportunities, which assist in attracting and retaining our executive officers.

We arrive at total compensation levels by determining appropriate levels for each element. The relative weight of each element is determined by the Compensation Committee based on its assessment of the effectiveness of each element in supporting our short-term and long-term strategic objectives.
In determining compensation for our NEOs, our Compensation Committee, with recommendations from our management, considers many variables, including each executive’s respective experience. While not formulaic or exhaustive, the variables considered in the past include:
•the experience, knowledge, and performance of the executive officer in question;
•the competitive market for similar executive talent;
•how critical the retention of any particular executive is to achieving the Company’s strategic goals;
•the performance of the Company against internal performance targets;
•how well an executive works across business teams to promote overall corporate goals;
•future potential contributions of the executive; and
•pre-existing employment agreements between the Company and an executive officer.
Based on this analysis, the Compensation Committee makes determinations as to each element of the compensation package, weighing each component in its discretion based on the facts and circumstances surrounding each NEO’s employment agreement or annual review. We believe that our compensation mix supports our objective of focusing on at-risk compensation having significant financial upside based on company and individual performance.
Base Salary
We provide a base salary to our NEOs, other than Mr. Oringer, to compensate them in cash at a fixed amount for services rendered on a day-to-day basis during the year. We strive to set base salaries at levels that are competitive based on our review of market data. The base salaries of all NEOs are reviewed annually and adjusted from time to time to reflect individual roles and performance as well as market conditions.
The table below sets forth the base salaries for our named executive officers during fiscal year 2024.

Named Executive Officer	Fiscal 2024 Base Salary
Jonathan Oringer	$1
Paul Hennessy	$700,000
Rik Powell(1)	$450,000
Jarrod Yahes(1)	$550,000
John Caine(1)	$500,000
(1)Each of Mr. Powell and Mr. Caine received a prorated portion of this base salary reflecting their respective terms of service during fiscal 2024. Mr. Yahes continued to earn his annual base salary following his resignation pursuant to his Transition Agreement.

Cash Incentives
In general, annual cash bonuses for our NEOs, other than Mr. Oringer, and other key employees are determined by our Compensation Committee on an annual basis. The annual cash incentive is an “at risk” bonus compensation program designed to foster a performance-oriented culture, where individual performance is aligned with the Company’s financial and business objectives.
The Compensation Committee set the target incentive compensation for fiscal 2024 for each of our NEOs, other than Mr. Oringer, as a percentage of the NEO’s base salary as set forth below:

Executive Officer	% of Base Salary Fiscal 2024	Target Incentive Compensation
Paul Hennessy	100%	$700,000
Rik Powell(1)	60%	$270,000(1)
Jarrod Yahes(2)	80%	$440,000
John Caine(3)	60%	$300,000
(1)Mr. Powell’s prorated target for his service during 2024 was $156,393.
(2)As described above, Jarrod Yahes resigned as CFO of the Company, effective November 1, 2024. Pursuant to the Transition Agreement entered into on October 31, 2024, Mr. Yahes remained eligible to earn an annual cash bonus for the full 2024 fiscal year.
(3)As described above, John Caine’s employment ended August 23, 2024. Pursuant to Section 7(a) of the Employment Agreement dated January 12, 2023, Mr. Caine received a pro-rated annual bonus for the portion of fiscal 2024 that he served in his role.

Performance Goals
Our annual cash incentive is designed to reward our executive officers based on achievement of pre-established Company performance goals and the individual contribution of each executive to that performance. Specifically, in 2024, the Company performance metrics were based on achievement of (i) revenue and (ii) adjusted EBITDA, with a relative weighting of 50% and 50% for each metric. In addition, the Compensation Committee has discretion to increase or decrease the bonuses that otherwise would be paid as annual cash incentive based on an individual executive officer’s actual performance versus the Company’s specified goals.
The Compensation Committee chose the revenue and adjusted EBITDA measures with the belief that they motivate our executives to drive Company growth and profitability. To reflect performance above or below targets, achievement of the revenue and adjusted EBITDA goals are measured against sliding scales that provide for annual incentive bonus payouts greater than the target bonus if results are greater than target or less than the target bonus if results are lower than the target. For 2024, our specific financial targets are shown in the table below:

Financial Targets for 2024 Annual Incentive Bonus Payouts
Revenue	$904.6 million
Adjusted EBITDA	$247.1 million

Payout percentages resulting from achievement of revenue relative to the established target range from no payout for achievement under 93% of the established target to 140% payout for achievement at 110% or more of the target level, with 100% payout occurring at achievement at 100% of target. Similarly, the payout percentages resulting from achievement of Adjusted EBITDA relative to the established target range from no payout for achievement under 88% of the established target to 120% for achievement at 110% or more of the target level, with 100% payout occurring at achievement of 100% of target.
In January 2025, the Compensation Committee reviewed actual results for 2024 with respect to revenue and adjusted EBITDA, which may be adjusted for extraordinary and/or non-recurring circumstances as deemed necessary by the Compensation Committee for payout percentage purposes, and the Compensation Committee determined that the Company achieved the following financial results and payout percentages:

	Revenue	Adjusted EBITDA(1)
Target (millions)	$904.6	$247.1
2024 Results (millions)(1)	$846.9	$237.6
Target Achieved	93.6%	96.2%
Payout Percentage	74.5%	92.3%
(1)See Annex A for a reconciliation of our non-GAAP to GAAP financial measures. As shown on Annex A, these results for purposes of our annual cash incentive award calculation were adjusted to remove the impact of acquisition activity and are presented on a constant currency basis.

Individual bonus payments are based on a formula determined by taking each person’s base annual compensation, multiplied by the individual’s target bonus percentage, multiplied by the Company achievement score expressed as a percentage. Bonus amounts paid can then be increased or decreased, regardless of that person’s target bonus or specific corporate performance metrics, based on individual performance or other considerations, in the discretion of the Compensation Committee. Based on the level of performance achievement described above, the payout percentage was 83.4%.

Named Executive Officer	Target Payout ($)	Payout based on Company Achievement Score ($)	Discretionary % Increase/ (Decrease)in Payout	Actual Payout ($)
Paul Hennessy	700,000	583,800	0.00%	583,800
Rik Powell	156,393(1)	130,450	0.00%	130,450
Jarrod Yahes	440,000	366,950	0.00%	366,950(2)
John Caine	193,443	161,350	0.00%	161,350(3)

(1) Represents a pro-rated target for the period he served in 2024.
(2) Represents the amount of annual bonus earned for the full 2024 fiscal year pursuant to the Transition Agreement.
(3) Represents pro-rated annual bonus earned pursuant to Section 7(a) of his Employment Agreement following his departure from the Company.

Long-term Incentive Compensation
Long-term incentives represent the primary component of compensation at the Company and are designed to reward participants the way stockholders are rewarded, through growth in the value of our Common Stock. Our NEOs receive either stock options, RSUs or PSUs, or a combination of any of the three. Regardless of the form of award, the overarching purpose of our long-term incentive grants is to align executives’ interests with those of our stockholders, reward employees for enhancing stockholder value and attract and retain our executive officers.
In determining the size of equity-based awards for existing executive officers, the Compensation Committee, upon recommendations of management, as applicable, considers various subjective factors primarily relating to the responsibilities of the individual executive officer, past performance, and the executive officer’s expected future contributions and value to the Company. In making a recommendation to the Compensation Committee, management also considers the executive officer’s historic total compensation, including prior equity grants and exercise history, as well as the number and value of shares owned by the executive officer or which continue to be subject to vesting under outstanding equity grants previously made to such executive officer.
In determining the size of equity-based awards for new hires, the Compensation Committee and, in certain instances the Chief Executive Officer, consider a variety of factors, including the compensation of similarly situated executive officers at the Company, the executive officer’s expected level of responsibility and expected contributions to the Company’s future success, and the compensation of similarly situated executive officers at selected peer companies. As the purpose of equity awards is to tie total compensation to long-term stockholder value, executive officers receive sizeable stock-based awards at the time of hire to align their interests to reward long-term performance.
Long-term incentive awards are typically granted annually or upon hire, but the Compensation Committee may award equity at other times during the year to further reward or to encourage retention of our executive officers, including our NEOs. For both new hire and periodic equity grants, management develops grant recommendations for the Compensation Committee by subjectively evaluating the factors above, as applicable, to set a total compensation target for each executive officer and then designing equity awards to help meet those total compensation targets based on stock price appreciation assumptions, taking into account the executive officer’s cash compensation and the estimated value of pre-existing stock-based compensation vesting in subsequent years, if any.
Total Compensation Target
In this process, we view projected total compensation for a given year as cash compensation expected to be earned in that year plus an assumed value of stock-based compensation vesting in that year. Because we focus on total compensation over time and take into account existing compensation, equity awards for a smaller number of shares do not necessarily reflect lower total compensation and equity awards for a larger number of shares do not necessarily reflect higher total compensation. For fiscal 2024, the total compensation target for each of the NEOs, other than Mr. Oringer, was: Paul Hennessy - $6,400,000, Rik Powell - $1,420,000, Jarrod Yahes - $4,240,000 and John Caine - $1,800,000.
Stock Options
Stock options are granted under the Shutterstock, Inc. 2022 Omnibus Equity Incentive Plan, as amended and restated (the “Amended and Restated 2022 Plan”) at an exercise price equal to the closing price of our Common Stock on the grant date. The number of options granted to an executive is determined based upon the Black-Scholes valuation on the grant date. We do not issue stock options with accelerated vesting features, except as specified in certain employment agreements.
Although we are required to recognize a charge for the value of an option when granted that might be disproportionate to the value received by the recipient upon exercise, we believe the granting of options is performance-based compensation and aligns the interests of recipients with those of stockholders because the recipient only realizes value if our Common Stock appreciates above the grant date price.
Restricted Stock Units
Under the Amended and Restated 2022 Plan, and for certain grants made in 2024 and in prior years under the Shutterstock, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), we grant RSUs, which are the right to receive shares of our Common Stock, that are subject to continued employment through the applicable vesting date. The number of RSUs granted to an executive is determined by dividing the fair market value of the RSU grant by the average of the Company’s closing price for a share of Common Stock on each trading day during the 30 trading days period ending on the date immediately prior to the grant date. RSUs are granted to executive officers, including our NEOs, to serve primarily as a retention mechanism and to reward individual performance.
Stock option and RSU grants to our executive officers, including our NEOs, are currently structured to vest in equal installments over three years to balance the objective of retaining and incentivizing our executive officers, achieving key short-term deliverables with respect to our financial performance, and the long-term stability of the organization.
During 2024 we granted Mr. Yahes 16,199 RSUs and Mr. Caine 4,964 RSUs, which vest in approximately equal increments on the first, second and third anniversaries of the grant date subject to continued employment through the applicable vesting date. In connection with Mr. Yahes’s resignation, such RSUs were forfeited as of November 1, 2024, and in connection with Mr. Caine’s termination, two-thirds of such RSUs were forfeited and one-third of such RSUs accelerated and vested as September 11th, 2024, at the expiration of the revocation period of his separation agreement.
During 2024, Mr. Powell was granted 8,924 RSUs, which vest over 4 years, 25% vesting annually on the first and second anniversary of the grant date, and 6.25% vesting quarterly after the second anniversary of the grant date, in each case subject to continued employment through the applicable vesting date. Mr. Powell was also granted 10,906 RSUs upon designation as Chief Financial Officer, and those shares vest over a three-year period in approximately equal one-third increments on each anniversary of the grant date, subject to continued service with the Company through each vesting date.
Mr. Hennessy was also granted 54,181 RSUs that will vest in full on July 1, 2026, subject to his continued service through the vesting date. The Compensation Committee and Board determined to approve Mr. Hennessy’s award in fiscal 2024 in order to incentivize Mr. Hennessy’s continued service and performance for the Company and to promote his retention for an additional period of service through July 1, 2026, following the July 1, 2025 vesting date of his other outstanding equity awards. Mr. Hennessy’s award in fiscal 2024 was also designed to recognize his significant contributions to the Company and the importance of his continued service for the Company, while aligning his pay with Company performance and stockholder value.
Performance Stock Units
During fiscal 2024, the Compensation Committee determined it was in the best interest of the Company, as part of the overall long-term incentive compensation program, to grant our executive officers PSUs designed to focus our executive officers on achieving important long-term financial objectives over a three-year period.

As a result of his resignation, the PSUs granted in 2024 to Mr. Yahes were forfeited. With respect to Mr. Caine, his PSUs earned and pro-rated based on 2024 performance vested in early 2025, but his PSUs vesting based on future performance (after fiscal 2024) were forfeited. The PSUs granted in 2024 to Mr. Oringer and Mr. Hennessy vested or remain outstanding, as further described below.

With respect to the PSUs granted to Mr. Oringer, a portion of the PSUs remain eligible to vest annually, contingent on continued service and the achievement of the specified performance goals in the specific years. The annual targets for each of the PSU grants are set by the Compensation Committee over a three-year period based on the Company’s strategic objectives and goals. The Compensation Committee seeks to make target goals ambitious, requiring meaningful growth over the three-year performance period, while threshold goals are expected to be achievable. Information about the performance targets and payout results as a percentage of target as well as the resulting payout for the applicable fiscal year PSUs are described below. For each tranche of the PSU award, PSUs are earned based on the achievement of at least a threshold level of the performance goal with respect to the fiscal year prior to the year in which the vesting date occurs, under the following schedule:

Achievement Level	Percentage Vesting
Outstanding	150%
Target	100%
Threshold	75%
The PSU goals and payout opportunity are intended to reflect the same key metrics we use to manage our business and drive stockholder returns over time, including adjusted EBITDA margins and revenue growth. In February 2024, the Compensation Committee approved a grant of PSUs (the “2024 PSUs”) with vesting based on the achievement of revenue and adjusted EBITDA goals established in advance by the Compensation Committee for three annual tranches over the full performance period. In each case, the PSUs in each tranche are eligible to vest annually based upon achievement of the prior year performance goals. Similarly, in February 2023 and March 2022, the Compensation Committee had approved two grants of PSUs (the “2023 PSUs” and “2022 PSUs”, respectively) and at the time of such grants, had established revenue and adjusted EBITDA margin targets for the three annual tranches of each award over the full performance period.

The performance goals established at the time of each grant with respect to fiscal 2024 performance are as follows:

		Adjusted EBITDA	Revenue
		Margin	Growth
2022 PSUs (Third Tranche)	Targets	25.9%	9.0%
2022 PSUs (Third Tranche)	2024 Achievement	30.0%	(4.8)%
2023 PSUs (Second Tranche)	Targets	27.0%	5.0%
2023 PSUs (Second Tranche)	2024 Achievement	30.0%	(4.8)%
2024 PSUs (First Tranche)	Targets	27.3%	1.4%
2024 PSUs (First Tranche)	2024 Actual	26.4%	6.9%
In January 2025, the Compensation Committee certified the fiscal 2024 adjusted EBITDA margin of 30% and organic revenue growth of 3% (each of which was adjusted to remove the impact of 2022 and 2023 acquisition activity as shown in Annex A). The 2024 financials resulted in a payout at 75% of target under the third annual tranche of the 2022 PSUs, a payout at 75% of target under the second annual tranche of the 2023 PSUs, and a payout at 121.67% of target under the first annual tranche of the 2024 PSUs.
With respect to Mr. Hennessy, he was previously awarded 262,789 PSUs ($15 million value) in fiscal 2022 pursuant to the terms of his employment agreement. The performance targets for Mr. Hennessy’s award in fiscal 2022 were set at the start of each annual period (2022, 2023 and 2024, respectively) in accordance with the targets set forth above, and all three tranches are scheduled to vest in full at the end of the three-year period on July 1, 2025.
During 2024 the Compensation Committee also determined to award Mr. Hennessy additional PSUs ($6.375 million value) pursuant to the terms of his employment agreement in order to incentivize Mr. Hennessy’s continued service and performance for the Company and to promote his retention for an additional period of service through July 1, 2026, following the July 1, 2025 vesting date of his other outstanding equity awards. Mr. Hennessy’s additional PSU award was designed to recognize his significant contributions to the Company and the importance of his continued service for the Company, while aligning his pay with Company performance and stockholder value. Pursuant to the Merger Agreement, which requires the Company to award RSUs in lieu of PSUs on going forward basis, the Compensation Committee determined in fiscal 2025 to grant Mr. Hennessy RSUs vesting in full on July 1, 2026, in lieu of granting and setting the performance targets for such additional PSUs.
Overview of 2024 Long-Term Incentive Grants to NEOs
We believe that equity awards align the interests of our named executive officers with the long-term interests of our stockholders and provide incentives to our named executive officers to enhance stockholder value and to attract and retain our executives. The table below summarizes the long-term incentive grants made to our NEOs in 2024. As noted above, all of the 2024 RSU grants and the 2024 PSU grants to Mr. Yahes were forfeited in connection with his resignation. In addition, for Mr. Caine, two-thirds of his 2024 RSU grants were forfeited (while one-third of his 2024 RSU grants accelerated and vested as of September 11, 2024), and the portion of the 2024 PSU grants earned based on future performance (beyond fiscal 2024) were forfeited (while a pro rata portion of the PSUs earned based on 2024 performance vested as of April 1, 2025).

Named Executive Officer	2024 RSU Grants ($ Value)	2024 RSU Grants (Number of Shares)	2024 PSU Grants (Target $ Value)	2024 PSU (Target Number of Shares)
Jon Oringer	-	-	5,225,000	109,218
Paul Hennessy	2,125,000	54,181	-	-
Rik Powell	700,000	19,830	-	-
Jarrod Yahes	775,000(1)	16,199(1)	2,325,000(1)	48,599(1)
John Caine	237,500(2)	4,964(2)	712,500(2)	14,893(2)
(1) Forfeited in connection with his resignation.
(2) All such awards were forfeited, except for one-third of his 2024 RSUs which accelerated and vested as of September 11, 2024.

For more information, see “Compensation, Discussion & Analysis—Separation Agreements” and “Narrative Supplement to Summary Compensation Table—Employment Agreements and Compensatory Arrangements” below.

Other Compensation
Other Benefits
Our named executive officers are eligible to participate in the same group insurance and employee benefit plans generally available to our other salaried employees in the United States. We provide employee benefits to all eligible employees in the United States, including our executive officers, which our Compensation Committee believes are reasonable and consistent with its overall compensation objective to better enable us to attract and retain employees. These benefits include medical, dental and vision insurance, a 401(k) plan with a corporate match of 50% of eligible payroll contributions including catch-up contributions, life and disability insurance, business travel insurance, flexible spending accounts, wellness reimbursements, learning and development opportunities and other plans and programs. Employee benefits and perquisites are reviewed from time to time to ensure that benefit levels remain competitive for the Company as a whole, including for our named executive officers.
Section 4 - Other Compensation Information
The prior three sections of this CD&A describe how we think about compensation and how that affects our pay practices. Other compensation related details that may be important to our investors are described below.
Compensation Risk Assessment
Our Compensation Committee assesses and considers potential risks when reviewing and approving our compensation policies and practices for our executive officers and our employees. We have designed our compensation programs, including our incentive compensation plans, with features to address potential risks while rewarding employees for achieving financial and strategic objectives through prudent business judgment and appropriate risk taking. Based upon its assessment, our Compensation Committee believes that any risks arising from our compensation programs do not create disproportionate incentives for employees, including our named executive officers, to take risks that could have a material adverse effect on us in the future.
Separation Arrangements
In line with our objective to retain our executive officers and incentivize them to continue to focus and remain dedicated to their responsibilities and to maximize stockholder value, we have entered into employment agreements with our executive officers that provide for certain severance payments in connection with certain termination events. Further, consistent with best practices, none of our NEOs are entitled to excise tax gross-up payments. For further information about separation agreements and other arrangements with our NEOs, these arrangements are described below under “Narrative Supplement to Summary Compensation Table-Employment Agreements and Compensatory Arrangements” and “Potential Payments Upon Termination or Change in Control.”
We have also adopted a Severance Plan (the “Severance Plan”), that provides for certain cash payments in the event of an involuntary termination; however, to the extent the severance payments and benefits that are provided by the NEO’s employment agreement are more generous, as is currently the case under each NEO’s employment agreements, the NEO will not be eligible to receive any benefits under the Severance Plan.
Executive Compensation Clawback Policy
In October 2023, our Compensation Committee recommended, and our Board approved, a clawback policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act as well as the listing standards of the NYSE. The Clawback Policy provides that, in the event the Company is required to prepare an accounting restatement, the Company will reasonably promptly recover any erroneously awarded incentive-based compensation that was received by an executive officer during the three completed fiscal years preceding the restatement, in accordance with the provisions of the policy and applicable law.

Additionally, our Amended and Restated 2022 Plan and Amended and Restated 2012 Plan and related award agreements provide for the recoupment of performance-based annual incentives and long-term incentives consistent with applicable law and the Clawback Policy.
Equity Grant Procedures
The Company’s Compensation Committee approves equity awards for our NEOs on or before the date of grant, and it has been the Compensation Committee’s general practice to approve annual equity awards by the first of April each year. The number of equity awards is generally determined by dividing the value of the grant by the average of the Company’s closing price for a share of Common Stock on each trading day during the 30 trading days period ending on the date immediately prior to the grant date. The Company does not permit the timed disclosure of material non-public information for the purpose of affecting the value of executive compensation.
Tax and Accounting Treatment of Compensation
Accounting for Executive Compensation
We follow ASC Topic 718 for our stock-based awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock unit awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our named executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that a named executive officer is required to render service in exchange for the option or other award. Accounting rules also require us to record cash compensation as an expense over the period in which service is rendered to the Company.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our 2024 Form 10-K.
Members of the Compensation Committee
Deirdre Bigley (Chairwoman)
Rachna Bhasin
Thomas R. Evans
The Compensation Committee Report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.
Summary Compensation Table
The following table sets forth information regarding the compensation awarded to, earned by, or paid to each of our named executive officers during the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation ($)	Total ($)
Jonathan Oringer Executive Chairman	2024	1	-	4,937,746	-	-	-	4,937,746
	2023	1	-	5,496,949	-	-	-	5,496,949
	2022	1	-	5,636,920	-	-	-	5,636,921
Paul Hennessy Chief Executive Officer	2024	700,000	-	5,871,670	-	583,800	20,998(3)	7,176,468
	2023	700,000	-	6,644,157	-	750,400	18,954(3)	8,113,511
	2022	325,769	-	19,912,380	-	581,000	64,111(4)	20,883,260
Jarrod Yahes Former Chief Financial Officer	2024	550,000	-	2,929,518	-	366,950	13,630(5)	3,860,098
	2023	550,000	-	3,897,837	-	471,700	12,750(6)	4,932,287
	2022	550,000	-	3,074,684	-	365,200	11,750(7)	4,001,634
John Caine Former Chief Product and Digital Officer	2024	346,154	-	897,735	-	161,350	532,689(8)	1,937,927
	2023	442,308	150,000(9)	7,236,871	-	321,600	5,328(10)	8,156,107
Rik Powell Chief Financial Officer	2024	210,866	-	683,989	-	130,450	16,409(11)	1,041,714
(1)Amounts represent the aggregate grant date fair value computed in accordance with ASC Topic 718 for RSUs and PSUs granted to the NEOs. In connection with Mr. Yahes’s resignation, RSUs granted in 2024 were forfeited as of November 1, 2024, and in connection with Mr. Caine’s termination, two-thirds of the RSUs granted in 2024 were forfeited and one-third vested as of September 11, 2024. For Mr. Oringer, Mr. Yahes and Mr. Caine, the Stock Awards column includes the grant date fair value of PSUs granted in 2024 for three annual tranches because the performance targets are set at the start of the three-year performance period. In connection with his departure, the PSUs granted in 2024 to Mr. Yahes were forfeited as of November 1, 2024. With respect to Mr. Caine, his PSUs earned based on 2024 performance vested, but his PSUs vesting based on future performance were forfeited as of September 11, 2024. For the PSUs awarded to Mr. Hennessy in 2022, each annual performance target is set at the start of each respective single-year performance period, and therefore, only one annual tranche of the PSUs is considered granted in each applicable year (2022, 2023, and 2024) under FASB Topic 718 and included in the Stock Awards Column for each year reported. A discussion of the assumptions used in determining grant date fair value may be found in Note 1 to our audited consolidated financial statements included in the Original Form 10-K. Please also refer to the Grants of Plan-Based Awards in 2024 table for information on stock award grants made in 2024. These amounts do not necessarily represent the actual value that may be realized by the NEOs. Of the amounts shown in 2024 for each NEO, PSUs are based on target performance for 2024 and represent: all of the Stock Awards for Mr. Oringer, $3,846,384 for Mr. Hennessy, $2,197,161 for Mr. Yahes, $673,313 for Mr. Caine, and $0 for Mr. Powell. For the PSUs granted in 2024, assuming the maximum performance level is achieved, the amounts that would be received with respect to the 2024 PSUs are as follows: Mr. Oringer, $7,406,619, Mr. Hennessy, $5,769,554, Mr. Yahes, $3,295,719, and Mr. Caine, $1,009946.
(2)Amounts shown in the non-equity incentive plan compensation column for 2024 represent performance-based bonuses but actually paid in 2025. For Mr. Yahes, the amount for 2024 represents a bonus earned for the full fiscal year in accordance with the Transition Agreement entered into on October 31, 2024. For Mr. Caine, the amount included for 2024 represents a pro-rated annual bonus earned pursuant to Section 7(a) of the Employment Agreement dated January 12, 2023 following the end of his employment as Chief Product and Digital Officer effective August 23, 2024.
(3)Consists of a $15,250 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium and mobile phone allowance.
(4)Consists of a $13,500 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium and mobile phone allowance. Also consists of fees for Mr. Hennessy’s service as a non-employee director prior to his appointment as our CEO in May 2022. For more information regarding these fees, see the “Director Compensation” section of this Amendment.
(5)Consists of a $11,500 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium and mobile phone allowance and fitness expense reimbursement.
(6)Consists of a $11,250 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium and mobile phone allowance and fitness expense reimbursement.
(7)Consists of a $10,250 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium and mobile phone allowance.
(8)Consists of a $500,000 severance payment, $17,303 in COBRA payments, $13,846 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium and mobile phone allowance.
(9)Amount represents one-time sign on bonus.

(10)Consists of a $3,462 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium and mobile phone allowance.
(11)Consists of a $15,250 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium, mobile phone allowance and fitness expense reimbursement.
Narrative Supplement to Summary Compensation Table
Employment Agreements and Compensatory Arrangements
The material terms of the employment agreements and compensatory arrangements with our NEOs are set forth below.
Jonathan Oringer
Mr. Oringer is employed as Executive Chairman, and served as our Chief Executive Officer until April 1, 2020, pursuant to an employment agreement, dated September 24, 2012. Mr. Oringer’s employment agreement was amended in 2020 in connection with his appointment as Executive Chairman to reflect his new role. Mr. Oringer’s employment agreement generally provides for the following key terms:
•at-will employment;
•base salary of $250,000, which was reduced to $1 by the Compensation Committee effective as of April 24, 2014;
•ineligibility for an annual cash incentive;
•ability to participate in employee benefit plans generally available to those of our other executive officers; and
•reimbursement for necessary and reasonable business expenses.
Mr. Oringer also entered into a Severance and Change in Control Agreement, dated September 24, 2012, which was amended in 2020 in connection with his appointment as Executive Chairman to reflect his new role. Pursuant to the Severance and Change in Control Agreement (the “Severance and CiC Agreement”), if the Company terminates Mr. Oringer’s employment without “cause” (as defined in the Severance and CiC Agreement), other than due to his death or “disability” (as defined in the Severance and CiC Agreement) at any time other than during the 24-month period immediately following a “change in control” (as defined in the Severance and CiC Agreement), Mr. Oringer will receive all accrued but unpaid vacation, expense reimbursements, wages and other benefits due to Mr. Oringer under Company-provided plans, policies and arrangements and, subject to his execution of a satisfactory release and compliance with the covenants described below, the following severance benefits from the Company:
•cash severance in an amount equal to 12 months of his then-current base salary, which will be paid in three equal installments on each of the following dates: (x) his termination of employment, (y) the six-month anniversary of his termination and (z) the one-year anniversary of his termination of employment;
•a lump sum payment of a pro rata annual bonus at 100% of the then-current target for the year in which the termination of employment occurs based on the number of days worked relative to 365 days;
•reimbursement for premiums paid for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for Mr. Oringer and his eligible dependents for up to 12 months;
•accelerated vesting of the then-unvested portion of all of Mr. Oringer’s outstanding equity awards as if he had remained employed for 12 months following his termination of employment;
•the post-termination exercise period for the outstanding vested options will be extended to 18 months following his termination of employment; and
•outplacement benefits for six months following termination of employment, up to a maximum of $5,000.
Further, if we terminate Mr. Oringer’s employment with the Company without “cause,” other than due to Mr. Oringer’s death or “disability” or Mr. Oringer resigning for “good reason” (as defined in the Severance and CiC Agreement), in either case at any time during the twenty-four month period immediately following a “change of control,” Mr. Oringer will receive the “accrued benefits,” (as defined in the Severance and CiC Agreement) and, subject to his execution of a satisfactory release and compliance with the covenants described below, Mr. Oringer will also receive severance payments and benefits set forth above, except as follows:

•cash severance in an amount equal to 12 months of his then current base salary, in a single lump sum payment;
•lump sum payment equal to 100% of his full target bonus for the fiscal year in effect at the date of termination of employment; and
•accelerated vesting of 100% of the then-unvested portion of all of Mr. Oringer’s outstanding equity awards.
Mr. Oringer’s Severance and CiC Agreement contains customary confidentiality, non-competition, non-solicitation of employees or customers and non-disparagement provisions. Under the agreement, Mr. Oringer cannot compete with the Company for a 12-month period after termination. The non-solicitation and non-disparagement covenant also extends for 12 months after termination.
Paul Hennessy
Mr. Hennessy was appointed Chief Executive Officer effective July 1, 2022 and has served as a member of our Board of Directors since April 2015. Mr. Hennessy’s employment agreement was amended on June 28, 2024 in order to incentivize Mr. Hennessy’s continued service and performance for the Company and to promote his retention for an additional period of service through July 1, 2026. Mr. Hennessy’s employment agreement generally provides for the following key terms:
•at-will employment, which commenced effective July 1, 2022;
•base salary of $700,000;
•an annual cash bonus opportunity, with a target award equal to 100% of his base salary, based on the achievement of individual and company performance-based objectives established by our Compensation Committee;
•ability to participate in employee benefit plans generally available to those of our other executive officers; and
•reimbursement for necessary and reasonable business expenses.
In the event that the Company terminates Mr. Hennessy’s employment without cause on or after July 1, 2026, he will only receive a pro-rated annual bonus for the year of termination, subject to the execution of a release, without any additional severance benefits. In the event that the Company terminates Mr. Hennessy’s employment prior to July 1, 2026, he will continue to be eligible to receive payments and benefits in accordance with the terms of the employment agreement, including:
•In the case of a termination without cause that does not occur within 12 months following a change in control: (i) continued payment of his salary for eighteen months, (ii) reimbursement for certain medical insurance premiums for up to eighteen months, (ii) the immediate vesting of all unvested restricted stock units and a prorated portion of unvested performance stock units based on actual performance, and (iv) a prorated annual bonus based on actual performance.
•In the case of a termination without cause or for good reason within 12 months following a change in control: (i) a lump sum payment equal to eighteen months of his base salary, (ii) reimbursement for certain medical insurance premiums for up to twelve months, (iii) the immediate vesting of all unvested equity awards, and (iv) a lump sum payment equal to his target bonus amount for the year of termination.
Mr. Hennessy is not entitled to any severance benefits under the employment agreement in connection with a voluntary resignation. In addition, Mr. Hennessy is not entitled to severance benefits under the Company’s Severance Plan under the terms of the employment agreement.
Mr. Hennessy is also subject to the Company’s Confidentiality, Non-Disclosure, Inventions, Non-Solicitation and Non-Competition Agreement, which contains customary confidentiality, non-competition, and non-solicitation of employees or customers provision. Under the agreement, Mr. Hennessy cannot compete with the Company for a 12 month period after termination. The non-solicitation covenant also extends for 12 months after termination.
Rik Powell
Mr. Powell is employed as our Chief Financial Officer pursuant to an employment agreement dated October 30, 2024. Mr. Powell’s employment agreement generally provides for the following key terms:

•at-will employment, which commenced effective November 1, 2024;
•base salary of $450,000;
•an annual cash bonus opportunity, with a target award equal to 60% of his base salary, based on the achievement of individual and company performance-based objectives established by our Compensation Committee and pro-rated for his initial year of service;
•ability to participate in employee benefit plans generally available to those of our other executive officers; and
•reimbursement for necessary and reasonable business expenses.
The employment agreement provides for the following severance benefits, subject to the execution of a release and compliance with certain restrictive covenants:
•In the event of a termination by the Company other than “cause” or due to death or “disability” at any time other than during the twelve-month period immediately following a “change of control” (each as defined in the employment agreement), (i) continued payment of his salary for twelve months, (ii) reimbursement for certain medical insurance premiums for up to twelve months, (ii) the immediate vesting of any outstanding equity awards that would have vested within the twelve months following termination, and (iv) a prorated annual bonus based on actual performance.
•In the event of a termination by the Company other than cause or due to death or disability, or upon a resignation for “good reason” (as defined in the employment agreement) during the twelve-month period immediately following a change of control, (i) a lump sum payment equal to twelve months of base salary, (ii) reimbursement for certain medical insurance premiums for up to twelve months, (iii) the immediate vesting of all unvested equity awards, and (iv) a lump sum payment equal to the target bonus amount for the year of termination.
Mr. Powell is also subject to the Company’s Confidentiality, Non-Disclosure, Inventions, Non-Solicitation and Non-Competition Agreement, which contains customary confidentiality, non-competition, and non-solicitation of employees or customers provision. Under the agreement, Mr. Powell cannot compete with the Company for a 12-month period after termination. The non-solicitation covenant also extends for 12 months after termination.
On January 27, 2025, the Compensation Committee approved the following changes to Mr. Powell’s compensation to align with his role as Chief Financial Officer:
•base salary of $550,000; and
•an annual cash bonus opportunity, with a target award equal to 70% of his base salary, based on the achievement of individual and company performance-based objectives established by our Compensation Committee.

Grants of Plan-Based Awards in 2024

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)(2)			All Other Stock Awards: Number of Shares or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jonathan Oringer
2024 Annual Cash Bonus		___	___	___
2024 RSU Grants
2024 PSU Grants	4/1/2024				81,913	109,218	163,827		4,937,746
Paul Hennessy
2024 Annual Cash Bonus		$462,000	$700,000	$910,000
2024 RSU Grants	N/A
2024 PSU Grants	2/21/2024				65,697	87,597	131,395	54,181	6,225,471
Jarrod Yahes
2024 Annual Cash Bonus		$290,400	$440,000	$572,000
2024 RSU Grants
2024 PSU Grants	4/1/2024				36,449	48,599	72,898	16,199	2,929,517
John Caine
2024 Annual Cash Bonus		$127,672	$193,443(3)	$251,476
2024 PSU Grants	4/1/2024				11,169	14,893	22,339	4,964	897,735
2024 RSU Grants
Rik Powell
2024 Annual Cash Bonus		$103,220	$156,393(3)	$203,311
2024 RSU Grants	7/1/2024							8,924	333,579
	11/1/2024							10,906	350,410
2024 PSU Grants	N/A
(1)These figures represent threshold, target and maximum potential future payouts under the PSUs granted to each of our named executive officers in fiscal 2024. The PSUs are eligible to vest based on the achievement of certain performance targets. Vesting of the PSU award is contingent upon the Company’s achievement of Adjusted EBITDA margin and revenue growth targets for fiscal 2023, as well as the NEO’s continued employment with the Company at the time of vesting. Each PSU will be settled in shares of the Company’s stock. NEOs do not have voting or dividend rights with respect to unvested PSUs. See “Compensation Discussion and Analysis - Section 3 - Elements of 2024 Compensation - Long Term Incentive Compensation” for further information regarding the PSUs. For Mr. Oringer, Mr. Yahes and Mr. Caine, the “2024 PSU Grant” reflects three annual tranches, as the performance targets for these three tranches are set at the start of the three-year performance period. For the PSUs granted to Mr. Hennessy in 2024, the performance target is set for the 2025 performance period, and therefore, only one annual tranche of the PSUs is considered granted in 2024 under FASB Topic 718 and included in this table.
(2)In connection with his departure, the PSUs granted in 2024 to Mr. Yahes were forfeited as of November 1, 2024. With respect to Mr. Caine, his PSUs earned based on 2024 performance vested, but his PSUs vesting based on future performance were forfeited as of September 11, 2024.
(3)In connection with Mr. Yahes’s resignation, RSUs granted to him in 2024 were forfeited as of November 1, 2024, and in connection with Mr. Caine’s termination, two-thirds of the RSUs granted to him in 2024 were forfeited and one-third vested as of September 11, 2024.
(4)Amounts reflect the aggregate grant date fair value computed in accordance with ASC Topic 718, assuming achievement of target-level performance with respect to the 2024 PSU grants. A discussion of the assumptions used in determining grant date fair value may be found in Note 1 to our audited consolidated financial statements included in the Original Form 10-K.
(5)Prorated portion of bonus reflecting his term of service in 2024.

Outstanding Equity Awards at Fiscal Year-End
The following table shows all outstanding equity awards held by each of the named executive officers at December 31, 2024:

Executive Officer	Grant Date	OPTIONS					STOCK AWARDS
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Jon Oringer	3/1/2016	263,742			32.95	3/1/2026
	4/1/2022								20,116	610,521
	4/3/2023								50,401	1,529,670
	4/1/2024								109,218	3,314,766
Paul Hennessy	7/1/2022						87,597	2,658,569(3)	65,697	1,993,904
	2/23/2023								102,837	3,121,103
	2/21/2024								87,597	2,658,569
	7/1/2024						54,181	1,644,394(4)
Jarrod Yahes	1/6/2020	35,525(5)			42.96	3/31/25
John Caine	4/3/2023								4,431(6)	134,481
	4/1/2024								3,200(6)	97,120
Rik Powell	7/1/2024						8,924	270,843(7)
	11/1/2024						10,906	330,997(8)
(1)Assumes a price per share of our Common Stock of $30.35, which represents the closing price per share of our Common Stock on the NYSE on December 31, 2024.
(2)Except as otherwise set forth for Mr. Oringer, represents the target number of PSUs granted to each of our named executive officers in fiscal 2024. Vesting of the PSU award is contingent upon the Company’s achievement of annual Revenue and Adjusted EBITDA targets, as well as the NEO’s continued employment with the Company at the time of vesting.
(3)This RSU vests in three annual installments of 33.3%, 33.3% and 33.4%, respectively, beginning July 1, 2022.
(4)This RSU vests in three annual installments of 33.3%, 33.3% and 33.4%, respectively, beginning July 1, 2024.
(5)According to the terms of the option agreement, Mr. Yahes has 90 days to exercise post termination of employment.
(6)Represents outstanding equity awards to vest on April 1, 2025 in connection with separation from employment. For more information, see “Mr. Caine and Mr. Yahes Arrangements” below.
(7)This RSU vests multiple over 4 years. 25% of the grant will vest annually no later than the first and second anniversaries of the original grant date and 6.25% will vest quarterly after the second and third anniversaries.
(8)This RSU vests in three annual installments of 33.3%, 33.3% and 33.4%, respectively, beginning November 1, 2024.

Option Exercises and Stock Vested in 2024
The following table presents information concerning each exercise of stock options and vesting of stock awards during fiscal 2024 for each of our named executive officers.

Executive Officer	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jon Oringer	-	-	58,803(3)	2,658,484
Paul Hennessy	-	-	87,596(4)	3,274,338
Jarrod Yahes	-	-	35,236(5)	1,593,020
John Caine	-	-	57,070(6)	2,240,897
Rik Powell	-	-	-	-
(1)The value realized on exercise represents the difference between the market value of our Common Stock at the time the applicable option was exercised and the exercise price of the option.
(2)Value realized was calculated by multiplying the number of shares that vested by the per share closing price of the Company’s Common Stock on the vesting date. The values do not include the payment of taxes by the NEOs.
(3)After shares were withheld by the Company to satisfy tax withholding obligations that arose upon the vesting of Mr. Oringer’s restricted stock units, Mr. Oringer received 38,516 shares.
(4)After shares were withheld by the Company to satisfy tax withholding obligations that arose upon the vesting of Mr. Hennessy’s restricted stock units, Mr. Hennessy received 43,879 shares.
(5)After shares were withheld by the Company to satisfy tax withholding obligations that arose upon the vesting of Mr. Yahes’ restricted stock units, Mr. Yahes received 17,501 shares. These shares had been granted prior to 2024 and vested prior to his resignation from the Company in October 2024.
(6)After shares were withheld by the Company to satisfy tax withholding obligations that arose upon the vesting of Mr. Caine’s restricted stock units, Mr. Caine received 30,393 shares

Potential Payments Upon Termination or Change in Control
The tables below reflect the amount of compensation that would have been owed to each of our NEOs in the event of employment termination or a termination upon a change of control on December 31, 2024. For compensation paid upon termination for Messrs. Caine and Yahes and additional information with respect to our other named executive officers, see “Mr. Caine and Mr. Yahes Arrangements” below, “Employment Agreements and Compensatory Arrangements” and the Summary Compensation Table.
Regardless of the reason for a named executive officer’s termination of employment, they may be entitled to receive amounts earned during the term of employment. Such amounts include, through the date of termination:
•earned but unpaid salary;
•benefits;
•unreimbursed business expenses; and
•the ability to exercise vested stock options for a limited period of time.
The amounts in the table below were calculated using the following assumptions:
•the tables do not include the value of vested but unexercised stock options and vested restricted stock units; and
•benefit continuation expense was calculated using the Company’s costs for medical, dental, and life insurance coverage for each named executive officer as in effect on January 1, 2024, except where otherwise specified.
Because the payments to be made to the named executive officers depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can be determined only at the time of his or her actual separation from the Company.

Named Executive Cause of Termination	Cash Severance Payment ($)	Pro-Rata Bonus ($)(1)	Acceleration of Equity Awards ($)(2)	Continued Participation in Medical & Dental Benefit Plans ($)	Outplacement Benefits ($)	Total ($)
Jonathan Oringer
Change in Control(3)	-	-	5,454,957	35,789	5,000	5,495,747
Termination by Company without “cause”	-	-	2,480,232	35,789	5,000	2,521,022
Death or disability	-	-	-	-	-	-
Paul Hennessy
Change in Control(3)	1,050,000	700,000	17,009,749	23,605	-	18,783,353
Termination by Company without “cause”	1,050,000	700,000	11,525,451	35,407	-	13,310,858
Death or disability	-	-	-	-	-	-
Rik Powell
Change in Control(3)	450,000	270,000	601,841	11,781	-	1,333,622
Termination by Company without “cause”	450,000	270,000	178,033	11,781	-	909,814
Death or disability	-	-	-	-	-	-
(1)Aside from Mr. Oringer, each NEO’s employment agreement provides for a pro rata bonus for the year of termination, other than a termination in connection with a change in control, if performance targets are met and bonuses are paid to similarly situated executives, with such bonuses to be paid at the time such other bonuses are paid. Mr. Oringer’s Severance and CiC Agreement provides for a bonus payment equal to 100% of his target for the year of termination. Mr. Hennessy and Mr. Powell’s employment agreements provide for a bonus payment equal to 100% of each of their targets for the year of termination in connection with a change in control.
(2)Represents the value of unvested equity awards, based on the closing market price of our common stock of $30.35 per share on December 31, 2024, that would vest on an accelerated basis upon the occurrence of certain events. For Mr. Oringer, includes acceleration of vesting for performance-based RSUs assuming target performance was achieved on the assumed date of termination on December 31, 2024 and does not include any amount for acceleration of vesting of performance-based stock options because the target price of such stock options was greater than the closing market price of our Common Stock on December 31, 2024. Termination by the Company upon Change in Control, assumes full acceleration of vesting of the 2024 PSUs granted to the NEOs as if target performance was achieved for the three years of the performance period.
(3)Represents change in control severance benefits based on a double-trigger arrangement, which assumes a “change in control” of the Company followed by the termination by the Company of an NEO without “cause”.
Mr. Caine and Mr. Yahes Arrangements
On August 19, 2024, the Company notified John Caine that his employment as Chief Product and Digital Officer of the Company would end, effective August 23, 2024. In accordance with Section 7(a) of his Employment Agreement, Mr. Caine received his base salary for the 12-month severance period, a pro-rated annual bonus for the portion of fiscal 2024 that he served in his role, and accelerated vesting of the outstanding equity awards that would have become vested in the subsequent 12-month period. Mr. Caine forfeited his other outstanding equity awards as of August 23, 2024. The dollar amount of all benefits Mr. Caine received pursuant to the terms of his Employment Agreement in connection with this termination (including the value of outstanding equity awards that vested) was $2,045,033.52.
On October 24, 2024, Jarrod Yahes notified the Company of his resignation as Chief Financial Officer, effective November 1, 2024. In connection with his voluntary resignation, Mr. Yahes received no accrued benefits for a voluntary resignation in accordance with Section 7(c) of the Employment Agreement dated November 7, 2019 by and between the Company and Mr. Yahes. Mr. Yahes’ outstanding unvested equity awards were forfeited as of November 1, 2024.
Pursuant to a Transition Agreement entered into on October 31, 2024 between the Company and Mr. Yahes, Mr. Yahes will remain with the Company in an advisory role through December 31, 2024, during which time he continued to earn his annual base salary until December 31, 2024 and was eligible to earn an annual cash bonus for the full 2024 fiscal year in accordance with Sections 2(a) and 2(b) of the Employment Agreement. The amount earned by Mr. Yahes pursuant to the Transition Agreement was $455,806.15.
Director Compensation
The overall goal of our director compensation program is to provide compensation for our non-employee directors in a manner that enables us to attract and retain outstanding director candidates and reflects the substantial time commitment necessary to oversee the Company’s affairs. Our director compensation program is also intended to align the interests of our directors and our stockholders, and we have chosen to do so by compensating our non-employee directors with a mix of cash and equity-based compensation. We also reimburse our non-employee directors for reasonable travel expenses and other out-of-pocket costs incurred in connection with attending Board and committee meetings.
The Compensation Committee reviews director compensation periodically and recommends changes to the Board, when it deems appropriate, taking into account various factors, including the responsibilities of directors generally and the responsibilities of committee chairs, and the Company’s performance. The Board reviews the recommendations of the Compensation Committee and determines the form and amount of director compensation. Directors who also serve as employees of the Company do not receive payment for services as a director.
The Amended and Restated 2022 Plan limits the maximum aggregate value of awards granted under the Shutterstock, Inc. 2022 Omnibus Equity Incentive Plan (based on their grant date fair value for financial reporting purposes) and cash payable to any individual non-employee director in any fiscal year to $750,000, subject to extraordinary circumstances for any non-employee director as the Board may determine in its discretion and in accordance with the terms of the Amended and Restated 2022 Plan. The Board believes this is a meaningful limit on total director compensation.
Cash Compensation: Our non-employee director compensation program provides for an annual fee of $50,000 and fees for the chairperson and members of our Audit, Compensation, and Nominating and Corporate Governance Committees as follows:

Role	2024 Annual Retainer-Chairperson ($)	2024 Annual Retainer-Other Members ($)
Audit Committee	20,000	10,000
Compensation Committee	15,000	5,000
Nominating and Corporate Governance Committee	10,000	5,000
In addition to the annual cash retainer, the independent director who serves as the presiding director receives an additional annual cash retainer in the amount of $20,000. All fees are payable quarterly in arrears (and prorated in the event of service less than an entire quarter).
2024 Non-Employee Director Equity Compensation: Our non-employee director compensation program also provides for a restricted stock unit (“RSU”) award with a cash value equal to $175,000 annually upon election and annually thereafter, with the grant date of such annual award to be the date of our annual meeting of stockholders. These RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date immediately preceding the date of our next annual meeting of stockholders, subject in each case to the non-employee director’s continued service to the Company through the vesting date. If a non-employee director is appointed to the Board at any point other than at the annual meeting of stockholders, the initial director grant is prorated.
The number of RSUs subject to the grant is determined by dividing the cash value of the award by the average of our closing price for a share of our Common Stock during the 30 trading-day period ending on the date immediately prior to the grant date, rounded down to the nearest whole number of shares. These RSU grants are issued pursuant to and are subject to the terms and conditions of the Amended and Restated 2022 Plan and the terms of the RSU agreements entered into between each non-employee director and the Company. Furthermore, pursuant to the terms of our director compensation policy, the RSUs fully vest upon a change in control of the Company.

The Company also provides our non-employee directors the option to elect to defer the settlement of the vested shares subject to their RSU grants to be issued on the earliest of a fixed date in the future or the date of the non-employee director’s separation from service, and the date of a change in control of the Company.
Director Compensation Table
The following table provides information on the amount of compensation received by our non-employee directors for the year ended December 31, 2024. Information regarding the compensation of Mr. Oringer and Mr. Hennessy is set forth in the Summary Compensation Table included elsewhere in this Amendment.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Deirdre Bigley(3)	70,000	170,475	240,475
Thomas R. Evans(4)	95,000	170,475	265,475
Rachna Bhasin(5)	70,000	170,475	240,475
Alfonse Upshaw(6)	70,000	170,475	240,475
Jaime Teevan(7)	25,000	146,213	171,213
(1)Represents all fees earned or paid in cash for services as a director for the fiscal year ended December 31, 2024, including annual retainer fees, committee chair and membership fees, as applicable.
(2)Amounts represent the aggregate grant date fair value of stock awards computed in accordance with Financial Accounting Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation.” Stock awards reflect a grant of RSUs with a value of approximately $175,000 on the date of the 2024 Annual Meeting of Stockholders, with the number of shares determined in accordance with our director compensation policy by dividing $175,000 by the average of our closing price for a share of our Common Stock during the 30 trading-day period ending on the date immediately prior to the grant date, rounded down to the nearest whole number of shares. Grant date fair value was calculated using the closing price on the grant date of $39.48 per share, which was the closing price of our Common Stock on June 6, 2024 and $35.08 per share for Ms. Teevan.
(3)As of December 31, 2024, Ms. Bigley had 4,318 unvested RSUs.
(4)As of December 31, 2024, Mr. Evans had 4,318 unvested RSUs and 23,321 vested RSUs, the settlement of which has been deferred.
(5)As of December 31, 2024, Ms. Bhasin had 4,318 unvested RSUs and 3,539 vested RSUs, the settlement of which has been deferred.
(6)As of December 31, 2024, Mr. Upshaw had 4,318 unvested RSUs and 5,328 vested RSUs, the settlement of which has been deferred.
(7)As of December 31, 2024, Ms. Teevan had 4,168 unvested RSUs.
Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO.
The ratio of the fiscal 2024 total compensation of (i) our CEO, Mr. Hennessy, as reported in the Summary Compensation Table, to (ii) our median employee, as computed in the same manner, is 44:1 based on the amounts of $7,176,468 to $163,640, respectively.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our records and the methodology described below. Moreover, the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies will have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
We identified the median employee by examining target annualized cash compensation as of December 31, 2024 for our global population of approximately 1,715 full-time and part-time employees, other than our CEO, who were employed by us on

December 31, 2024. We included all employees, whether employed on a full-time or part-time basis (excluding any temporary employees and independent contractors), and did not make any estimates, assumptions or adjustments to any annual base salaries. Base salaries for employees outside of the United States were converted into United States dollars by applying the applicable exchange rates in effect on December 31, 2024. No cost of living adjustments were applied in our methodology.
Pay Versus Performance
The following table provides information required by Item 402(v) of Regulation S-K. For information regarding the Company’s pay-for-performance philosophy and how the Company aligns executive compensation with the Company’s performance, refer to “Executive Compensation – Compensation Discussion and Analysis.”

							Year-end value of $100 invested on 12/31/2019 in:
Year	Summary Compensation Table Total for Paul Hennessy (1) $	Compensation Actually Paid to Paul Hennessy (1)(2) $	Summary Compensation Table Total for Stan Pavlovsky (3) $	Compensation Actually Paid to Stan Pavlovsky (2)(3) $	Average Summary Compensation Table Total for Non-CEO NEOs (4) $	Average Compensation Actually Paid to Non-CEO NEOs (2)(4) $	SSTK Total Shareholder Return $	S&P Software & Svcs Total Shareholder Return $	Net Income (in millions) $	Adj. EBITDA (in millions) $
2024	7,176,468	494,493	n/a	n/a	2,944,372	370,539	77.70	186.94	35.9	247.1
2023	8,113,511	5,010,678	n/a	n/a	6,195,115	4,169,842	119.64	148.98	110.3	240.8
2022	20,883,260	18,201,281	5,913,330	(16,980,341)	4,003,445	(5,794,986)	127.83	107.51	76.1	218.1
2021	n/a	n/a	5,717,651	22,508,915	3,394,474	13,395,666	264.65	163.87	91.9	193.1
2020	n/a	n/a	7,025,759	17,165,333	2,418,455	5,675,640	169.71	152.18	71.8	154.9
(1)Paul Hennessy became CEO of the Company on July 1, 2022.
(2)Deductions from, and additions to, total compensation in the Summary Compensation Table by year to calculate Compensation Actually Paid include:

	2024	2023	2022		2021	2020
	Paul Hennessy	Paul Hennessy	Paul Hennessy	Stan Pavlovsky	Stan Pavlovsky	Stan Pavlovsky
Total Compensation from Summary Compensation Table	$7,176,468	$8,113,511	$20,883,260	$5,913,330	$5,717,651	$7,025,759
Adjustments for Equity Awards
Adjustment for grant date values in the Summary Compensation Table	$(5,871,670)	$(6,644,157)	$(19,912,380)	$(5,636,921)	$(4,131,482)	$(5,583,809)
Year-end fair value of unvested awards granted in the current year	$4,879,074	$4,965,639	$17,317,782	$-	$6,574,913	$12,795,497
Year-over-year difference of year-end fair values for unvested awards granted in prior years	$(4,592,677)	$(1,069,552)	$-	$-	$11,058,098	$3,180,653
Fair values at vest date for awards granted and vested in current year	$-	$-	$-	$-	$-	$-
Difference in fair values between prior year-end fair values and vest date fair values for awards granted in prior years	$(1,096,702)	$(354,764)	$(87,381)	$(3,320,357)	$3,289,735	$(252,767)
Forfeitures during current year equal to prior year-end fair value	$-	$-	$-	$(13,936,393)	$-	$-
Dividends or dividend equivalents not otherwise included in the total compensation	$-	$-	$-	$-	$-	$-
Total Adjustments for Equity Awards	$(6,681,975)	$(3,102,833)	$(2,681,979)	$(22,893,671)	$16,791,264	$10,139,574
Compensation Actually Paid (as calculated)	$494,493	$5,010,678	$18,201,281	$(16,980,341)	$22,508,915	$17,165,333

	2024	2023	2022	2021	2020
	Average Non-CEO NEOs
Total Compensation from Summary Compensation Table	$2,944,372	$6,195,115	$4,003,445	$3,394,474	$2,418,455
Adjustments for Equity Awards
Adjustment for grant date values in the Summary Compensation Table	$(2,362,247)	$(5,543,886)	$(3,416,284)	$(2,788,734)	$(1,795,052)
Year-end fair value of unvested awards granted in the current year	$1,129,586	$3,490,147	$1,413,942	$4,664,241	$3,546,374
Year-over-year difference of year-end fair values for unvested awards granted in prior years	$(184,224)	$(737,047)	$(6,157,849)	$6,217,305	$1,581,201
Fair values at vest date for awards granted and vested in current year	$13,439	$-	$25,894	$-	$-
Difference in fair values between prior year-end fair values and vest date fair values for awards granted in prior years	$(237,629)	$765,513	$(1,304,882)	$1,908,380	$(75,338)
Forfeitures during current year equal to prior year-end fair value	$(932,758)	$-	$(359,251)	$-	$-
Dividends or dividend equivalents not otherwise included in the total compensation	$-	$-	$-	$-	$-
Total Adjustments for Equity Awards	$(2,573,832)	$(2,025,273)	$(9,798,431)	$10,001,192	$3,257,185
Compensation Actually Paid (as calculated)	$370,539	$4,169,842	$(5,794,986)	$13,395,666	$5,675,640
(3)Stan Pavlovsky became CEO of the Company on April 1, 2020 and served until May 3, 2022.
(4)Non-CEO NEOs reflect the average summary Compensation Table total compensation and average Compensation Actuary Paid for the following executives by years:
•2024: Jonathan Oringer, Jarrod Yahes, John Caine and Rik Powell
•2023: Jonathan Oringer, Jarrod Yahes and John Caine
•2022: Jonathan Oringer, Jarrod Yahes and Peter Silvio
•2021: Jonathan Oringer, Jarrod Yahes and Peter Silvio
•2020: Jonathan Oringer, Jarrod Yahes, Peter Silvio, Steve Ciardiello and Abraham Muchnick

Relationship Between “Compensation Actually Paid” and Performance
The following charts address the relationship between compensation “actually paid” as disclosed in the Pay vs. Performance Table and:
•the Company’s cumulative and peer group TSR;
•the Company’s net income; and
•the Company’s Adjusted EBITDA.

CAP vs. TSR
Compensation ($000s)
$25,000
$20,000
$15,000
$10,000
$5,000
$0
-$5,000
-$10,000
-$15,000
-$20,000
$315
$280
$245
$210
$175
$140
$105
$70
$35
$0
Total Shareholder Return of $100 Invested at 12/31/2019
2020
2021
2022
2023
2024
Pavlovsky Compensation Actually Paid
Hennessy Compensation Actually Paid
Average NEO Compensation Actually Paid
SSTK value of $100 Invested 12/31/19
Peer Group value of $100 Invested 12/31/19

Tabular List of Most Important Financial Performance Measures
The following is a list of the financial performance measures that we believe are the most important financial performance measures used to link NEO compensation to company performance:
•Adjusted EBITDA,
•Adjusted EBITDA Margin,
•Revenue, and
•Revenue growth.
For more information, see “Item 11. Executive Compensation – Compensation Discussion & Analysis” in this Amendment. Although we do not in practice use any performance measures to link compensation “actually paid” (as calculated herein) to Company performance, we are providing this list in accordance with Item 402(v) of Regulation S-K to provide information on performance measures used by the Compensation Committee to determine NEO compensation.
Policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information
The Company does not have formal policies and practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. Equity award grants generally are made to executive officers on an annual basis according to a predetermined schedule. When determining the timing and terms of any such award, the Compensation Committee takes material nonpublic information in account and generally avoids granting any such awards close in time to the release of material nonpublic information. During fiscal 2024, the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities authorized for issuance under equity compensation plans.
The following table provides information as of December 31, 2024 about the securities authorized for issuance under our Amended and Restated 2012 Plan (the “2012 Plan”) and our Amended and Restated 2022 Plan. Each of the 2012 Plan and the Amended and Restated 2022 Plan was adopted with the approval of our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,246,747(1)	34.14(2)	4,219,097
Equity compensation plans not approved by security holders	-	-	-
Total	3,246,747(1)	34.14(2)	4,219,097
(1)Consists of 299,267 shares of our Common Stock to be issued upon the exercise of outstanding stock options under the Amended and Restated 2012 Plan and 2,947,480 shares of our Common Stock to be issued upon the vesting of RSUs granted under the 2012 Plan and Amended and Restated 2022 Plan.The 2012 Plan expired on June 2, 2022 and no further shares are available for issuance under this plan.
(2)Weighted-average exercise price relates to outstanding stock options. RSUs are deemed to have an exercise price of zero and are excluded from the calculation.

On June 6, 2024, the Company’s stockholders approved the Amended and Restated 2022 Plan. The maximum aggregate number of shares that may be issued under the Amended and Restated 2022 Plan is 4,233,782 shares of our common stock and is subject to adjustment in connection with changes in capitalization, reorganization and change in control events. Shares subject to awards granted under the Amended and Restated 2022 Plan that expire unexercised or are forfeited, will become available for future grant under the Amended and Restated 2022 Plan. However, shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will not become available for future grant under the Amended and Restated 2022 Plan. Awards granted subsequent to June 6, 2024 were granted under the Amended and Restated 2022 Plan.
Security ownership of certain beneficial owners and management.
The following table sets forth information, as of March 24, 2025 or as of the dates referenced below, regarding the beneficial ownership of our Common Stock by:
•each person known to us to own beneficially more than 5% of the outstanding shares of any class of our voting securities;
•each of our directors;
•each of our named executive officers; and
•all of our directors and current executive officers as a group.
As of March 24, 2025, we had 34,900,258 shares of Common Stock outstanding. We computed the number of shares beneficially owned and the percentage of Common Stock represented by that ownership based on the SEC’s rules. Accordingly, ownership reflects shares over which a person has voting or investment power and includes shares that a person has the right to acquire by May 23, 2025 in connection with stock options or vesting of RSUs (not taking into account the withholding of shares of Common Stock to cover applicable taxes). Unless otherwise noted below, the address of each beneficial owner listed in the table below is c/o Shutterstock, Inc., 350 Fifth Avenue, 20th Floor, New York, New York 10118. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors:
Jonathan Oringer(1)	11,040,701	31.6%
Paul J. Hennessy	131,682	*
Jarrod Yahes(2)	43,904	*
John Caine(3)	1,974	*
Rik Powell
Deirdre Bigley	14,564	*
Rachna Bhasin	18,403	*
Thomas R. Evans	25,091	*
Jaime Teevan
Alfonse Upshaw	2,781	*
All executive officers and directors as a group (11 persons)(4)	11,279,100	32.3%
Other 5% Stockholders:
Blackrock, Inc.(5)	4,303,540	12.3%
The Vanguard Group(6)	2,878,237	8.3%
*represents beneficial ownership of less than 1%.

(1)Consists of 10,776,959 shares of Common Stock and 263,742 shares issuable upon exercise of outstanding options exercisable at or within 60 days of March 24, 2025.
(2)Mr. Yahes resigned as Chief Financial Officer effective November 1, 2024. His information comes from his final Form 4 filing on May 28, 2024.
(3)Mr. Caine’s employment as Chief Product and Digital Officer ended effective August 23, 2024. His information comes from his final Form 4 filing on May 2, 2024.
(4)Includes 263,742 shares issuable upon exercise of outstanding options exercisable at or within 60 days of March 24, 2025.
(5)This information is based solely on a Schedule 13G/A filed by Blackrock, Inc. (“Blackrock”) with the SEC on February 5, 2025, which reported ownership as of December 31, 2024. Of the 4,303,540 shares of our Common Stock deemed beneficially owned, Blackrock reported sole voting power as to 4,206,605 shares, shared voting power as to 0 shares and sole dispositive power as to all shares beneficially owned. The address of Blackrock is 50 Hudson Yards, New York, New York 10001.
(6)This information is based solely on a Schedule 13G/A filed by The Vanguard Group (“Vanguard”) with the SEC on February 13, 2024, which reported ownership as of December 29, 2023. Of the 2,878,237 shares of our Common Stock deemed beneficially owned, Vanguard reported sole voting power as to 0 shares, shared voting power as to 45,563 shares, sole dispositive power as to 2,807,133 shares and shared dispositive power as to 71,104 shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
The Audit Committee is responsible for the review, approval, or ratification of “related person transactions” between the Company or its subsidiaries and related persons. Under SEC rules, a related person is a director, nominee for director or executive officer since the beginning of the last fiscal year, or a more than five percent stockholder, and their immediate family members. These transactions may include employment or consulting relationships with a related person or contracts under which we receive goods or services from (or provide goods and services to) a related person or a company for which the related person is an employee or otherwise affiliated. The Board has adopted written policies and procedures that apply to any transaction or series of transactions in which we or one of our subsidiaries is a participant and a related person has a direct or indirect material interest. Generally for a transaction to be approved, the Audit Committee must be informed or have knowledge of (i) the related person’s relationship to the Company and interest in the transaction; (ii) the material facts of the proposed transaction, including a description of the nature and potential aggregate value of the proposed transaction; (iii) the benefits, if any, to the Company of the proposed transaction; (iv) if applicable, the availability of other sources of comparable products or services; and (v) an assessment of whether the proposed transaction or situation is on terms that are comparable to the terms available to an unrelated third party or to employees generally.
Since January 1, 2024, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we have been or will be a party and in which:
•the amounts involved exceeded or will exceed $120,000; and
•a director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
Director Independence
Our Corporate Governance Guidelines state that a majority of the Board will consist of directors who meet the independence requirements of the NYSE listing standards, as well as the criterion related to contributions to tax-exempt organizations. A copy of our Corporate Governance Guidelines, which include our definitions for independence, can be found on our Investor Relations website at investor.shutterstock.com under the link for “Corporate Governance.” Our Board conducts an annual review to determine whether each of our directors qualifies as independent as defined in our Corporate Governance Guidelines and the NYSE listing standards applicable to board composition. The Board makes an affirmative determination regarding the independence of each director, based upon the recommendation of the Nominating and Corporate Governance Committee.
Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Ms. Bigley, Ms. Bhasin, Mr. Evans, Ms. Teevan and Mr. Upshaw, representing five of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE. In addition, each committee of the Board is composed solely of independent directors, consistent the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.
Item 14. Principal Accountant Fees and Services.
The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent registered public accounting firm. We may not engage our independent registered public accounting firm to render any audit or non-audit service unless either the service is approved in advance by the Audit Committee, or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. Notwithstanding the foregoing, pre-approval is not required with respect to the provision of services, other than audit, review or attest services, by the independent registered public accounting firm if the aggregate amount of all such services is no more than 5% of the total amount paid by us to the independent auditor during the fiscal year in which the services are provided, such services were not recognized by us at the time of the engagement to be non-audit services and such services are promptly brought to the attention of the Audit Committee and approved prior to completion of the audit by the Audit Committee or by the Chairman of the Audit Committee.
From time to time, our Audit Committee may pre-approve services that are expected to be provided to us by the independent registered public accounting firm during the following 12 months. At the time such pre-approval is granted, the Audit Committee must identify the particular pre-approved services in a sufficient level of detail so that our management will not be called upon to make a judgment as to whether a proposed service fits within the pre-approved services and, at each regularly scheduled meeting of the Audit Committee following such approval, management or the independent registered public accounting firm shall report to the Audit Committee regarding each service actually provided to us pursuant to such pre-approval.
The Audit Committee has delegated to its chairman the authority to grant pre-approvals of audit or non-audit services to be provided by the independent registered public accounting firm. Any approval of services by the chairman of the Audit Committee is reported to the Audit Committee at its next regularly scheduled meeting.

The following is a summary of the fees billed to us by PricewaterhouseCoopers for professional services rendered for the fiscal years ended December 31, 2024 and December 31, 2023:

Fee Category	Fiscal 2024	Fiscal 2023
Audit Fees	$4,014,500	$3,171,757
Audit-Related Fees	$116,000	$35,000
Tax Fees	$431,400	$128,000
All Other Fees	$7,000	$7,000
Total Fees	$4,568,900	$3,341,757
Audit Fees. Audit fees consists of fees for professional services rendered for the annual audits of our consolidated and statutory financial statements and the review of our interim consolidated financial statements.
Audit Related Fees. Audit related fees consists of fees billed for professional services rendered for the annual audit of our consolidated financial statements, the review of the interim consolidated financial statements, and for the audit of statutory financial statements and are not reported under “Audit Fees”.
Tax Fees. Tax fees for the years ended December 31, 2024 and December 31, 2023 include fees related to tax compliance and consulting services.
All Other Fees. For the years ended December 31, 2024 and December 31, 2023, all other fees consisted of fees related to certain accounting research software products.
The Audit Committee determined that PricewaterhouseCoopers’s provision of these services, and the fees that we paid for these services, are compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee approved all services that PricewaterhouseCoopers provided in the fiscal years ended December 31, 2024 and 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
2.3		Agreement and Plan of Merger, dated as of May 10, 2022.	8-K	001-35669	2.1	May 11, 2022
2.4		Stock Purchase Agreement, dated May 22, 2023	8-K	001-35669	2.1	May 23, 2023
2.5		Stock Purchase Agreement, dated May 1, 2024	8-K	001-35669	2.1	May 2, 2024
2.6		Voting and Support Agreement, dated as of January 6, 2025, by and between Getty Images and Jonathan Oringer.	8-K	001-35669	10.1	January 7, 2025
2.7		Significant Stockholder Agreement, dated as of January 6, 2025, by and among Getty Images, the Getty Family Stockholders, the Koch Stockholder and Jonathan Oringer.	8-K	001-35669	10.2	January 7, 2025
2.8		Agreement and Plan of Merger, dated as of January 6, 2025, by and among Getty Images, Merger Sub 2, Merger Sub 3, Shutterstock, HoldCo and Merger Sub 1.	8-K	001-35669	2.1	January 7, 2025
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Specimen Stock Certificate of the Registrant	S-3ASR	333-243706	4.1	August 10, 2020
4.2		Description of the Registrant’s Securities	10-K	001-35669	4.1	February 13, 2020
10.1(a)	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2022 Omnibus Equity Incentive Plan and Form of Award Agreement	14A	001-35669	N/A	April 21, 2022
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.5(d)	§	Amendment to Employment Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(d)	February 13, 2020

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.5(e)	§	Amendment to Severance and Change in Control Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(e)	February 13, 2020
10.6		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.7		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.8		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.9		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.10	§	Shutterstock, Inc. Director Compensation Policy	10-Q	001-35669	10.1	May 2, 2024
10.11	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.12	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.13	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.14	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.15	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016
10.16	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.17	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	8-K	001-35669	10.1	February 11, 2020
10.19	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, for grants subsequent to April 2020	10-Q	001-35669	10.1	April 27, 2021
10.20(a)	§	Employment Agreement, dated August 5, 2019, by and between the Company and Steven Ciardiello	8-K	001-35669	10.1	August 6, 2019
10.20(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Steven Ciardiello	10-Q	001-35669	10.4	November 5, 2019
10.22	§	Employment Agreement, dated November 7, 2019, by and between the Company and Jarrod Yahes	8-K	001-35669	10.1	November 18, 2019
10.24	§	Employment Agreement, dated May 8, 2022, by and between the Company and Paul J. Hennessy	8-K	001-35669	10.2	May 11, 2022

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.25	§	Employment Agreement, dated January 12, 2023, by and between the Company and John Caine	8-K	001-35669	10.1	January 17, 2023
10.26		Credit Agreement, dated as of May 6, 2022, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders.	8-K	001-35669	10.1	May 11, 2022
10.27	§	2022 Nonqualified Deferred Compensation Plan	10-Q	001-35669	10.2	October 25, 2022
10.28	§	Employment Agreement, dated January 13, 2025, by and between the Company and Matthew Furlong	10-K	001-35669	10.1	February 25, 2025
10.29	§	Shutterstock Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan	10-Q	001-35669	10.1	June 7, 2024
10.30	§	Amendment to the Employment Agreement, dated June 28, 2024, by and between Shutterstock, Inc. and Paul J. Hennessy	10-Q	001-35669	10.1	July 3, 2024
10.31	§	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.2	July 3, 2024
10.32	§	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	10-Q	001-35669	10.3	July 3, 2024
10.33		Amended and Restated Credit Agreement, dated as of July 22, 2024, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders and Bank of America, N.A., as administrative agent for such lenders.	10-Q	001-35669	10.1	July 22, 2024
10.34	§	Transition Agreement by and between Jarrod Yahes and Shutterstock, Inc., dated October 31, 2024.	10-Q	001-35669	10.1	November 1, 2024
10.35	§	Employment Agreement by and between Rik Powell and Shutterstock, Inc., dated October 30, 2024.	10-Q	001-35669	10.2	November 1, 2024
10.36		Letter Agreement, dated as of January 6, 2025, by and among Getty Images and the Getty Family Stockholders.	8-K	001-35669	10.3	January 7, 2025
10.37		Letter Agreement, dated as of January 6, 2025, by and between Getty Images and the Koch Stockholder.	8-K	001-35669	10.4	January 7, 2025
10.38	§**	Employment Agreement Amendment, dated March 19, 2025, by and between the Company and Matthew Furlong
19		Insider Trading Policy	10-K	001-35669	19	February 25, 2025
21.1		List of Subsidiaries.	10-K	001-35669	21.1	February 25, 2025
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	001-35669	23.1	February 25, 2025
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-35669	31.1	February 25, 2025
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-35669	31.2	February 25, 2025
31.3	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
32	#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35669	32	February 25, 2025
97		2023 Executive Compensation Clawback Policy	10-K	001-35669	97	February 26, 2024
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SHUTTERSTOCK, INC.
Date: March 28, 2025	By:	/s/ PAUL J. HENNESSY
Paul J. Hennessy Chief Executive Officer

ANNEX A
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

	Year Ended December 31,
	2024	2023	2022
Non-GAAP Financial Measures (in thousands):
Adjusted net income	$ 138,742	$ 157,581	$ 141,548
Adjusted EBITDA	$ 247,115	$ 240,776	$ 218,074
Adjusted free cash flow	$108,693	$ 138,468	$ 98,334
Revenue growth on a constant currency basis	7%	5%	11%
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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net income	$35,932	$110,269	$76,103
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	56,330	48,577	35,740
Tax effect of non-cash equity-based compensation(1)(2)	(6,883)	(11,416)	(8,397)
Acquisition-related amortization expense(3)	37,967	34,737	29,302
Tax effect of acquisition-related amortization expense(1)	(8,922)	(8,163)	(6,886)
Bargain purchase gain	—	(50,261)	—
Giphy Retention Compensation Expense - non-recurring	22,116	31,577	—
Tax effect of Giphy Retention Compensation Expense - non-recurring(1)	(5,197)	(7,421)	—
Impairment of lease and related assets	—	—	18,664
Tax effect of impairment of lease and related assets(1)	—	—	(4,199)
Merger-related costs	2,750	—	—
Tax effect of merger-related costs(1)	(619)	—	—
Other(4)	7,425	12,493	1,576
Tax effect of other(1)	(2,157)	(2,811)	(355)
Adjusted net income(4)	$ 138,742	$ 157,581	$ 141,548

Net income per diluted common share	$ 1.01	$ 3.04	$ 2.08
Adjusted net income per diluted common share	$ 3.89	$ 4.35	$ 3.87

Weighted average diluted shares	35,658	36,242	36,546
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

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, impairment of lease and related assets, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, unrealized gains and losses on investments, transaction costs associated with the Getty merger, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net income	$ 35,932	$ 110,269	$ 76,103
Add / (less) Non-GAAP adjustments:
Interest expense	10,561	1,857	1,336
Interest income	(4,072)	(4,785)	(87)
Provision for income taxes	26,616	12,199	14,934
Depreciation and amortization	87,626	79,729	68,470
EBITDA	156,663	199,269	160,756

Non-cash equity-based compensation	56,330	48,577	35,740
Bargain purchase gain	—	(50,261)	—
Giphy Retention Compensation Expense - non-recurring	22,116	31,577	—
Merger-related costs	2,750	—	—
Foreign currency loss / (gain)	1,831	(879)	1,338
Unrealized gain on investment	(2,160)	—	—
Impairment of lease and related assets	—	—	18,664
Workforce optimization - severance	9,585	12,493	1,576
Adjusted EBITDA	$ 247,115	$ 240,776	$ 218,074

Revenue	935,262	874,587	827,826
Net income margin	3.8%	12.6%	9.2%
Adjusted EBITDA margin	26.4%	27.5%	26.3%

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

Year Ended December 31,
	2024	2023	2022

Reported revenue (in thousands)	$ 935,262	$ 874,587	$ 827,826
Revenue growth	7%	6%	7%
Revenue growth on a constant currency basis	7%	5%	11%

Content reported revenue (in thousands)	$ 760,011	$ 737,264	$ 789,306
Content revenue growth	3%	(7) %	4%
Content revenue growth on a constant currency basis	3%	(7) %	8%

Data, Distribution, and Services reported revenue (in thousands)	$ 175,251	$ 137,323	$ 38,520
Data, Distribution, and Services revenue growth	28%	256%	142%
Data, Distribution, and Services revenue growth on a constant currency basis	28%	256%	144%

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
The following is a presentation of cash flow information and a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022

Cash flow information:	(in thousands)
Net cash provided by operating activities	$32,646	$140,552	$158,451
Net cash used in investing activities	(166,168)	(54,316)	(275,550)
Net cash provided by / (used in) financing activities	150,096	(102,704)	(79,487)

Adjusted free cash flow:
Net cash provided by operating activities	$32,646	$ 140,552	$ 158,451
Capital expenditures	(47,215)	(44,645)	(43,296)
Content acquisitions	(4,029)	(11,096)	(16,821)
Cash received related to Giphy Retention Compensation	63,971	53,657	—
Cash paid for Envato Seller Obligations(1)	63,320	—	—
Adjusted Free Cash Flow	$108,693	$ 138,468	$ 98,334
(1)Envato Seller Obligations relate to payments made on behalf of the Envato sellers’ after the closing of the acquisition. These liabilities were funded from the acquired cash on the Envato balance sheet and are not indicative of obligations and cash flows to be incurred prospectively.