Form 10-Q
period 2025-03-31
Shutterstock, Inc.
filed 2025-05-02
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
As of April 25, 2025, 35,253,704 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2025

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding our proposed merger with Getty Images Holdings, Inc. (the “Merger”), guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies and our competitive position. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aims,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, risks related to the proposed Merger; our ability to continue to attract and retain customers of, and contributors to, our creative platform; competition in our industry; the effectiveness and efficiency of our marketing efforts; our ability to innovate technologically or develop, market and offer new products and services, or enhance existing technology and products and services; costs related to litigation or infringement claims, indemnification claims and the inability to prevent misuse of our content; our ability to increase market awareness of our brand and our existing and new products and services; pricing pressure, and increased service, indemnification and working capital requirements; expansion of our operations into new products, services and technologies; the impact of worldwide economic, political and social conditions; issues relating to the use of new and evolving technologies, such as AI; our ability to grow our revenues at historical rates; our ability to effectively expand, train, manage changes to and retain our sales force; our ability to effectively manage our growth; our ability to successfully make, integrate and maintain acquisitions and investments, risks related to our personnel; risks related to our use of independent contractors; the non-payment or late payment of amounts due to us and other payment-related risks; the potential impairment of our goodwill or intangible assets; the need to raise additional capital; risks related to our debt; our reliance on information technologies and systems and other risks related to our intellectual property and security vulnerabilities; our international operations and our continued expansion internationally; foreign exchange risk; risks related to regulatory and tax challenges; as well as those risks discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 (our “2024 Form 10-K”) and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2024 Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$112,231	$111,251
Accounts receivable, net of allowance of $3,577 and $3,101	111,739	95,225
Prepaid expenses and other current assets	40,043	49,482
Total current assets	264,013	255,958
Property and equipment, net	65,624	66,400
Right-of-use assets	12,913	13,956
Intangible assets, net	238,278	248,477
Goodwill	572,420	569,668
Deferred tax assets, net	78,053	70,982
Other assets	92,917	83,715
Total assets	$1,324,218	$1,309,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,119	$9,221
Accrued expenses	107,878	126,643
Contributor royalties payable	85,022	81,076
Deferred revenue	226,242	225,489
Debt	158,107	158,106
Other current liabilities	21,854	24,751
Total current liabilities	615,222	625,286
Deferred tax liability, net	1,853	2,174
Long-term debt	118,858	119,598
Lease liabilities	21,706	23,365
Other non-current liabilities	19,399	20,383
Total liabilities	777,038	790,806
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 40,422 and 40,395 shares issued and 34,901 and 34,874 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	403	403
Treasury stock, at cost; 5,521 shares as of March 31, 2025 and December 31, 2024	(269,804)	(269,804)
Additional paid-in capital	485,736	468,390
Accumulated other comprehensive loss	(12,544)	(16,841)
Retained earnings	343,389	336,202
Total stockholders’ equity	547,180	518,350
Total liabilities and stockholders’ equity	$1,324,218	$1,309,156
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue	$242,620	$214,315

Operating expenses:
Cost of revenue	100,888	88,204
Sales and marketing	53,359	56,236
Product development	19,865	21,051
General and administrative	58,307	32,078
Total operating expenses	232,419	197,569
Income from operations	10,201	16,746
Interest expense	(4,298)	(562)
Other income, net	14,515	4,206
Income before income taxes	20,418	20,390
Provision for income taxes	1,730	4,269
Net income	$18,688	$16,121

Earnings per share:
Basic	$0.54	$0.45
Diluted	$0.53	$0.45

Weighted average common shares outstanding:
Basic	34,890	35,591
Diluted	35,322	36,066
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net income	$18,688	$16,121
Foreign currency translation gain / (loss)	4,297	(1,464)
Other comprehensive income / (loss)	4,297	(1,464)
Comprehensive income	$22,985	$14,657

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended March 31, 2025	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2024	40,395	$403	5,521	$(269,804)	$468,390	$(16,841)	$336,202	$518,350
Equity-based compensation	—	—	—	—	17,884	—	—	17,884
Issuance of common stock in connection with employee stock option exercises and RSU vesting	46	—	—	—	—	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(19)	—	—	—	(538)	—	—	(538)
Cash dividends paid	—	—	—	—	—	—	(11,501)	(11,501)
Other comprehensive income	—	—	—	—	—	4,297	—	4,297
Net income	—	—	—	—	—	—	18,688	18,688
Balance at March 31, 2025	40,422	$403	5,521	$(269,804)	$485,736	$(12,544)	$343,389	$547,180

Three Months Ended March 31, 2024
Balance at December 31, 2023	39,982	$399	4,410	$(228,213)	$424,229	$(11,974)	$342,653	$527,094
Equity-based compensation	—	—	—	—	11,150	—	—	11,150
Issuance of common stock in connection with employee stock option exercises and RSU vesting	52	—	—	—	—	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(21)	—	—	—	(963)	—	—	(963)
Cash dividends paid	—	—	—	—	—	—	(10,663)	(10,663)
Other comprehensive loss	—	—	—	—	—	(1,464)	—	(1,464)
Net income	—	—	—	—	—	—	16,121	16,121
Balance at March 31, 2024	40,013	$399	4,410	$(228,213)	$434,416	$(13,438)	$348,111	$541,275
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,688	$16,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,671	21,263
Deferred taxes	(7,772)	(3,854)
Non-cash equity-based compensation	17,884	11,150
Bad debt expense	593	(1,510)
Unrealized gain on investments, net	(13,260)	(3,755)
Changes in operating assets and liabilities:
Accounts receivable	(16,618)	(736)
Prepaid expenses and other current and non-current assets	17,982	(11,999)
Accounts payable and other current and non-current liabilities	(17,264)	(20,182)
Contributor royalties payable	3,379	6,127
Deferred revenue	(1,036)	(4,325)
Net cash provided by operating activities	$25,247	$8,300

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,808)	(14,461)
Business combination, net of cash acquired	—	(19,474)
Cash received related to Giphy Retention Compensation	492	18,401
Acquisition of content	(897)	(994)
Security deposit payment	(21)	—
Net cash used in investing activities	$(11,234)	$(16,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid related to settlement of employee taxes related to RSU vesting	(3,539)	(7,966)
Payment of cash dividends	(11,501)	(10,663)
Repayment of credit facility	(781)	—
Net cash used in financing activities	$(15,821)	$(18,629)

Effect of foreign exchange rate changes on cash	2,788	(1,822)
Net increase / (decrease) in cash and cash equivalents	980	(28,679)

Cash and cash equivalents, beginning of period	111,251	100,490
Cash and cash equivalents, end of period	$112,231	$71,811

Supplemental Disclosure of Cash Information:
Cash (received) / paid for income taxes	$(604)	$2,901
Cash paid for interest	4,359	509
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
Each holder of shares of Shutterstock common stock immediately prior to the transaction close will have the option to receive, subject to proration, for each share of Shutterstock common stock held by such holder:

(a)Cash consideration of $9.50 and 9.17 shares of Getty Images common stock (a “Mixed Election”);
(b)Cash consideration of $28.8487; or
(c)13.67237 shares of Getty Images common stock.
If no election is made by a holder, each of such holder’s shares of Shutterstock common stock shall be treated as having made a Mixed Election.
The Merger is subject to the satisfaction of customary closing conditions, further described below, including receipt of required regulatory approvals, the approval of Shutterstock stockholders and the extension or refinancing of Getty Images’ existing debt obligations. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. The closing of the Merger is subject to the satisfaction or waiver of certain closing conditions, including:
•adoption of the Merger Agreement by Shutterstock stockholders (the “Shutterstock Stockholder Approval”) and the Getty Images stockholder approval, which condition was subsequently satisfied by the Getty Images stockholder written consent;
•Getty Images’ registration statement on Form S-4 to be filed in connection with the Merger having become effective and the mailing of an information statement to Getty Images stockholders at least 20 business days prior to the closing, which condition was subsequently satisfied on April 30, 2025;
•absence of any order, injunction or other order or law in certain jurisdictions prohibiting the Merger or making the closing of the Merger illegal;
•expiration of the applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other regulatory approvals deemed necessary or advisable;
•shares of Getty Images common stock to be issued in connection with the Merger having been approved for listing on the NYSE;
•accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement;
•performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement;
•absence of any Getty Images material adverse effect or Shutterstock material adverse effect, as applicable and subject to the definitions thereof in the Merger Agreement;
•delivery of an opinion of tax counsel that the Second Merger and the Third Merger as defined in the Merger Agreement, taken together, will qualify as a “reorganization” within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended; and
•Getty Images having amended or otherwise refinanced its existing term loans and senior notes to extend the maturity of each to no earlier than February 19, 2028.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(3) Summary of Significant Accounting Policies
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
The interim Consolidated Balance Sheet as of March 31, 2025, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. The Consolidated Balance Sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of March 31, 2025, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 25, 2025. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.
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
For certain Data, Distribution, and Services transactions, the Company has $53.8 million of unbilled receivables of which $34.4 million are recorded in Accounts Receivable and $19.4 million are recorded in Other Assets, as of March 31, 2025.
During the three months ended March 31, 2025, the Company recorded bad debt expense of $0.6 million. As of March 31, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was approximately $3.6 million and $3.1 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, approximately $13.7 million and $13.3 million of financing receivables, respectively, were included in accounts receivable and other assets on the Consolidated Balance Sheets.
In addition, as of March 31, 2025 one customer accounted for approximately 15% of the accounts receivable balance. As of December 31, 2024, one customer accounted for approximately 17% of the accounts receivable balance.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2025 and December 31, 2024, the Company’s combined allowance for chargebacks and sales refunds was $0.3 million, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

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
(4) Fair Value Measurements and Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of March 31, 2025 or December 31, 2024, except as noted below.
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
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which is recorded in Other income, net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment is recorded at fair value on a recurring basis, with changes in fair value being recorded in Other income, net in the Consolidated Statement of Operations. Its fair value level hierarchy and amount at March 31, 2025 are as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024
Level 1	$31,596	$17,290

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

Other Long-Term Investments
In connection with its Data, Distribution, and Services business, the Company may receive equity instruments in addition to cash for revenue contract consideration. As of March 31, 2025 and December 31, 2024, the Company had $30.5 million and $24.0 million, respectively, recorded in Other Assets in the Consolidated Balance Sheet from equity instruments received. The Company estimated the value of these equity instruments based on issuers’ recent market transactions. The Company will use the measurement alternative for fair value since the equity instruments do not have a readily determinable fair value and will report the instruments at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
As of March 31, 2025 and December 31, 2024, the Company also had a long-term investment in an equity security with no readily determinable fair value totaling $5.0 million. The Company uses the measurement alternative for fair value and the investment’s carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. Subsequent to March 31, 2025, the issuer of this security raised additional capital at a valuation that would result in the Company not recovering its investment in a liquidation event. Accordingly, the Company expects to record a $5.0 million impairment charge in the second quarter of 2025.
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
The aggregate purchase price for the Envato and Backgrid acquisitions have been allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Envato	Backgrid	Total
Cash and cash equivalents[1]	$90,591	$1,718	$92,309
Accounts receivable	6,818	732	7,550
Other assets	5,404	77	5,481
Right of use asset	273	—	273
Fixed assets	895	—	895
Intangible assets:
Trade name	31,000	300	31,300
Developed technology	61,000	900	61,900
Customer relationships	14,200	—	14,200
Intangible assets	106,200	1,200	107,400
Goodwill[2]	169,161	19,843	189,004
Deferred tax asset	36,956	—	36,956
Total assets acquired	$416,298	$23,570	$439,868

Accounts payable	(4,173)	—	(4,173)
Contributor royalties payable	(11,917)	(849)	(12,766)
Accrued expenses	(30,233)	(228)	(30,461)
Deferred revenue	(46,888)	—	(46,888)
Deferred tax liability	—	(271)	(271)
Other liabilities[1]	(72,682)	(1,074)	(73,756)
Lease liability	(190)	—	(190)
Total liabilities assumed	(166,083)	(2,422)	(168,505)
Net assets acquired	$250,215	$21,148	$271,363
1 Envato’s cash includes $63.4 million for the funding of Envato obligations that were triggered upon the closing of the acquisition (the “Envato Seller Obligations”). These obligations are also reported as assumed liabilities within Other liabilities. The Envato Obligations would not have been incurred had the acquisition not closed, and are presented “on-the-line” because they are not reflected in either the acquirer’s or acquiree’s statement of operations. As of March 31, 2025, the Envato Seller Obligations have been settled in full and no additional amounts remain outstanding in Other liabilities.
2 During the three months ended March 31, 2025, the Company updated its preliminary allocation of the Envato purchase price to the assets acquired and liabilities assumed. This resulted in (i) a $1.6 million increase to goodwill, (ii) a $0.4 million decrease to Deferred tax assets, and (iii) a $1.2 million increase to Other liabilities.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three months ended March 31, 2025 and 2024, respectively, as if the Envato and Backgrid acquisitions had been completed on January 1, 2023. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Three Months Ended March 31,
	2025	2024
Revenue
As Reported	$242,620	$214,315
Pro Forma	242,620	264,859
Income before income taxes
As Reported	$20,418	$20,390
Pro Forma	20,418	29,138

(6) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024
Computer equipment and software	$361,888	$351,062
Furniture and fixtures	11,041	11,016
Leasehold improvements	20,545	20,451
Property and equipment	393,474	382,529
Less accumulated depreciation	(327,850)	(316,129)
Property and equipment, net	$65,624	$66,400
Depreciation and amortization expense related to property and equipment was $10.6 million and $10.3 million for the three months ended March 31, 2025 and 2024, respectively. Of these amounts, $10.3 million and $9.9 million are included in cost of revenue for the three months ended March 31, 2025 and 2024, respectively, and $0.3 million and $0.4 million are included in general and administrative expense for the three months ended March 31, 2025 and 2024, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $9.0 million for the three months ended March 31, 2025 and 2024. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $10.0 million and $9.6 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of March 31, 2025 and December 31, 2024, the Company had capitalized internal-use software of $56.7 million and $57.8 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(7) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the three months ended March 31, 2025.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the three months ended March 31, 2025 (in thousands):

Goodwill
Balance as of December 31, 2024	$569,668
Goodwill related to acquisitions	—
Envato measurement period adjustment	1,588
Foreign currency translation adjustment	1,164
Balance as of March 31, 2025	$572,420
Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025				As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$104,217	$(37,590)	$66,627	11	$103,130	$(34,847)	$68,283
Trade name	69,223	(14,578)	54,645	11	68,980	(12,941)	56,039
Developed technology	177,671	(93,398)	84,273	5	176,560	(86,140)	90,420
Contributor content	70,623	(37,964)	32,659	8	69,574	(35,917)	33,657
Patents	259	(185)	74	18	259	(181)	78
Total	$421,993	$(183,715)	$238,278		$418,503	$(170,026)	$248,477
Amortization expense was $12.1 million and $11.0 million for the three months ended March 31, 2025 and 2024, respectively. Of these amounts, $10.5 million and $10.0 million are included in cost of revenue for the three months ended March 31, 2025 and 2024, respectively, and $1.6 million and $1.0 million are included in general and administrative expense for the three months ended March 31, 2025 and 2024, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $34.2 million for the remaining nine months of 2025, $43.5 million in 2026, $37.3 million in 2027, $34.5 million in 2028, $27.8 million in 2029, $16.4 million in 2030 and $44.4 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(8) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Compensation	$29,091	$46,753
Non-income taxes	43,213	43,171
Website hosting and marketing fees	6,546	9,568
Other expenses	29,028	27,151
Total accrued expenses	$107,878	$126,643
As of March 31, 2025 and December 31, 2024, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. Approximately $2.6 million and $5.8 million of severance costs associated with workforce optimization is included within accrued expenses as of March 31, 2025 and December 31, 2024, respectively.

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
As of March 31, 2025, the Company had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of the Company’s activities, which are customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of March 31, 2025, the Company was in compliance with these covenants.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s outstanding debt (in thousands) is reflected in the table below. The Company classifies the Revolver as a current liability since the Company could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.

	As of March 31, 2025	As of December 31, 2024
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,107	3,106
Non-Current Debt:
Term Loan - A&R Credit Agreement	118,858	119,598
Based on Level 2 inputs, the carrying value of the Company’s debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three months ended March 31, 2025, the Company recognized interest expense of $4.3 million. As of March 31, 2025, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.7 million.

(10) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 27,000 and 31,000 shares of common stock during the three months ended March 31, 2025 and 2024, respectively, related to the exercise of stock options and the vesting of restricted stock units.
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
As of March 31, 2025, the Company has repurchased approximately 5.5 million shares of common stock under the 2023 Share Repurchase Program at an average per-share cost of $48.86. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of common stock. As of March 31, 2025, the Company had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
Dividends
The Company declared and paid cash dividends of $0.33 and $0.30 per share of common stock, or $11.5 million and $10.7 million during the three months ended March 31, 2025 and 2024, respectively.
On April 21, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share of outstanding common stock payable on June 19, 2025 to stockholders of record at the close of business on June 5, 2025. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.

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
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$396	$224
Sales and marketing	2,255	2,011
Product development	2,912	2,285
General and administrative	12,321	6,630
Total	$17,884	$11,150
For the three months ended March 31, 2025 and 2024, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Stock Option Awards
During the three months ended March 31, 2025, no options to purchase shares of its common stock were granted. As of March 31, 2025, there were approximately 264,000 options vested and exercisable with a weighted average exercise price of $32.95.
Restricted Stock Unit Awards
During the three months ended March 31, 2025, the Company had RSU grants, net of forfeitures, of approximately 79,000. As of March 31, 2025, there are approximately 2,932,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $45.34. As of March 31, 2025, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $64.2 million, which is expected to be recognized through 2029.
During the three months ended March 31, 2025 and 2024, shares of common stock with an aggregate value of $0.5 million and $1.0 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
On April 1, 2025, the Company granted approximately 3,079,000 RSUs with a grant date fair value of $49.5 million.
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
The Company’s revenues by product offering for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Content	$202,888	$173,830
Data, Distribution, and Services	39,732	40,485
Total Revenue	$242,620	$214,315
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The March 31, 2025 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $101.2 million of total revenue recognized for the three months ended March 31, 2025 was reflected in deferred revenue as of December 31, 2024. In addition, as of March 31, 2025, the Company has approximately $38.7 million of contracted but unsatisfied performance obligations relating primarily to our data deal offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period. In certain of the Company’s data deal contracts, the Company has provided customers with the right to cancel. As of March 31, 2025, the total refund reserve related to these contracts is $4.1 million and $4.7 million and is recorded in Other current liabilities and Other non-current liabilities, respectively. Should these cancellation rights not be exercised, this refund reserve would convert to revenue. For the three months ended March 31, 2025, the Company recognized $4.2 million of revenue from the reversal of refund reserves.
(12) Other Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Foreign currency (loss) / gain	$320	$(592)
Interest income, unrealized gain on investments, and other	14,195	4,798
Total other income, net	$14,515	$4,206

(13) Income Taxes
The Company’s effective tax rates were 8.5% and 20.9% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the net effect of discrete items decreased the effective tax rate by 19.6%. Excluding these items, the Company’s effective tax rate would have been 28.1% for the three months ended March 31, 2025.
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
During the three months ended March 31, 2025 and 2024, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three months ended March 31, 2025 and 2024.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2025, the Company had net cash taxes refunded of $0.6 million and during the three months ended March 31, 2024, the Company had net cash taxes paid of $2.9 million.

(14) Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$18,688	$16,121
Shares used to compute basic net income per share	34,890	35,591
Dilutive potential common shares
Stock options	—	84
Unvested restricted stock awards	432	391
Shares used to compute diluted net income per share	35,322	36,066
Basic net income per share	$0.54	$0.45
Diluted net income per share	$0.53	$0.45

Dilutive shares included in the calculation	827	1,357
Anti-dilutive shares excluded from the calculation	2,125	665

(15) Segment and Geographic Information
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

The following table reconciles the company’s revenues and significant operating expense categories used to evaluate the business and allocate resources to Net income:

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$242,620	$214,315
Less:
Technology costs	20,069	16,104
Advertising costs	21,663	26,125
Adjusted cost of revenue[1]	89,432	78,323
Adjusted sales and marketing[1]	30,522	28,887
Adjusted product and development[1]	16,721	19,501
Adjusted general and administrative[1]	54,012	28,629
Total operating expenses	232,419	197,569
Income from operations	10,201	16,746
Interest expense	(4,298)	(562)
Other income, net	14,515	4,206
Income before income taxes	20,418	20,390

Provision for income taxes	1,730	4,269
Net income	18,688	16,121
1Excludes technology and advertising costs
The following represents the Company’s depreciation and amortization by expense category:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Cost of revenue	$20,742	$19,874
General and administrative	1,929	1,389
Total depreciation and amortization	$22,671	$21,263
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2025	2024
North America	$120,208	$110,427
Europe	66,179	55,400
Rest of the world	56,233	48,488
Total revenue	$242,620	$214,315
The United States, included in North America in the above table, accounted for 39% and 49% of consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

The Company’s long-lived tangible assets were located as follows (in thousands):

	As of March 31,	As of December 31,
	2025	2024
North America	$42,826	$45,354
Europe	17,260	17,175
Rest of the world	5,538	3,871
Total long-lived tangible assets	$65,624	$66,400
The United States, included in North America in the above table, accounted for 61% and 64% of total long-lived tangible assets as of March 31, 2025 and December 31, 2024, respectively. Ireland, included in Europe in the above table, accounted for 21% and 20% of total long-lived tangible assets as of March 31, 2025 and December 31, 2024, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(16) Commitments and Contingencies
Unconditional purchase obligations and other obligations
As of March 31, 2025, the Company had total other non-lease obligations in the amount of approximately $40.4 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2025, the Company’s other obligations for the remainder of 2025 and for the years ending December 31, 2026, and 2027 were approximately $28.2 million, $10.3 million, and $1.9 million, respectively.
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
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification, and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the three months ended March 31, 2025, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our 2024 Form 10-K.
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above and the “Risk Factors” disclosures contained in our 2024 Form 10-K for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
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
Each holder of shares of Shutterstock common stock immediately prior to the transaction close will have the option to receive, subject to proration, for each share of Shutterstock common stock held by such holder:
(a)Cash consideration of $9.50 and 9.17 shares of Getty Images common stock (a “Mixed Election”);
(b)Cash consideration of $28.8487; or
(c)13.67237 shares of Getty Images common stock.
If no election is made by a holder, each of such holder’s shares of Shutterstock common stock shall be treated as having made a Mixed Election.
The Merger is subject to the satisfaction of customary closing conditions, further described below, including receipt of required regulatory approvals, the approval of Shutterstock stockholders and the extension or refinancing of Getty Images’ existing debt obligations. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. The closing of the Merger is subject to the satisfaction or waiver of certain closing conditions, including:
•adoption of the Merger Agreement by Shutterstock stockholders (the “Shutterstock Stockholder Approval”) and the Getty Images stockholder approval, which condition was subsequently satisfied by the Getty Images stockholder written consent;

•Getty Images’ registration statement on Form S-4 to be filed in connection with the Merger having become effective and the mailing of an information statement to Getty Images stockholders at least 20 business days prior to the closing, which condition was subsequently satisfied on April 30, 2025;

•absence of any order, injunction or other order or law in certain jurisdictions prohibiting the Merger or making the closing of the Merger illegal;

•expiration of the applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other regulatory approvals deemed necessary or advisable;

•shares of Getty Images common stock to be issued in connection with the Merger having been approved for listing on the NYSE;

•accuracy of each party’s representations and warranties, subject to certain standards set forth in the Merger Agreement;

•performance and compliance in all material respects of each party’s agreements and covenants under the Merger Agreement;

•absence of any Getty Images material adverse effect or Shutterstock material adverse effect, as applicable and subject to the definitions thereof in the Merger Agreement;

•delivery of an opinion of tax counsel that the Second Merger and the Third Merger as defined in the Merger Agreement, taken together, will qualify as a “reorganization” within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended; and

•Getty Images having amended or otherwise refinanced its existing term loans and senior notes to extend the maturity of each to no earlier than February 19, 2028.

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
Subscribers, subscriber revenue and average revenue per customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Average Revenue per Customer from Giphy beginning July 2024 and Subscribers, Subscriber revenue, and Average revenue per customer from Backgrid beginning February 2025. 2025 metrics include the counts and revenues from Envato for the three months ended March 31, 2025, which was acquired in July 22, 2024.
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

The following tables summarize our key operating metrics, which are unaudited, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Subscribers (end of period)[1]	1,079,000	499,000
Subscriber revenue (in millions)[1]	$109.9	$83.9

Average revenue per customer (last twelve months)[1]	$244	$418
Paid downloads (in millions)	120.9	35.0
________________________
1 Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Average Revenue per Customer from Giphy beginning July 2024 and Subscribers, Subscriber revenue, and Average revenue per customer from Backgrid beginning February 2025. 2025 metrics include the counts and revenues from Envato for the three months ended March 31, 2025, which was acquired in July 22, 2024.

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
A description of our critical accounting policies that involve significant management judgments appears in our 2024 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
See Note 3 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. There have been no material changes to our critical accounting estimates as compared to our critical accounting policies and estimates included in our 2024 Form 10-K.

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
The Company’s revenues by distribution channel for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Content	$202,888	$173,830
Data, Distribution, and Services	39,732	40,485
Total Revenues	$242,620	$214,315

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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Consolidated Statements of Operations:
Revenue	$242,620	$214,315
Operating expenses:
Cost of revenue	100,888	88,204
Sales and marketing	53,359	56,236
Product development	19,865	21,051
General and administrative	58,307	32,078
Total operating expenses	232,419	197,569
Income from operations	10,201	16,746
Interest expense	(4,298)	(562)
Other income, net	14,515	4,206
Income before income taxes	20,418	20,390
Provision for income taxes	1,730	4,269
Net income	$18,688	$16,121

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	42%	41%
Sales and marketing	22%	26%
Product development	8%	10%
General and administrative	24%	15%
Total operating expenses	96%	92%
Income from operations	4%	8%
Interest expense	(2)%	—%
Other income, net	6%	2%
Income before income taxes	8%	10%
Provision for income taxes	1%	2%
Net income	8%	8%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended March 31, 2025 and 2024
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$242,620	$214,315	$28,305	13%
Operating expenses:
Cost of revenue	100,888	88,204	12,684	14
Sales and marketing	53,359	56,236	(2,877)	(5)
Product development	19,865	21,051	(1,186)	(6)
General and administrative	58,307	32,078	26,229	82
Total operating expenses	232,419	197,569	34,850	18
Income from operations	10,201	16,746	(6,545)	(39)
Interest expense	(4,298)	(562)	(3,736)	665
Other income, net	14,515	4,206	10,309	245
Income before income taxes	20,418	20,390	28	—
Provision for income taxes	1,730	4,269	(2,539)	(59)
Net income	$18,688	$16,121	$2,567	16%

Revenue
Revenue increased by $28.3 million, or 13%, to $242.6 million for the three months ended March 31, 2025, compared to the same period in 2024. On a constant currency basis, revenue increased 14% in the three months ended March 31, 2025, compared to the same period in 2024 The increase was largely attributable to revenue recognized from Envato, which we did not have in the same period in 2024.
The Company’s Content revenues increased by 17%, to $202.9 million in the three months ended March 31, 2025, compared to the same period in 2024. Content revenue was not impacted by foreign currency fluctuations in the three months ended March 31, 2025, compared to the same period in 2024. During the three months ended March 31, 2025, growth in our Content revenue was driven by the contribution of Envato, which was acquired on July 22, 2024. The increase was partially offset by a reduction in Content revenue generated from Shutterstock’s content offering due to weakness in new customer acquisition.
The Company’s Data, Distribution, and Services revenues decreased by 2%, to $39.7 million in the three months ended March 31, 2025, compared to the same period in 2024. Data, Distribution, and Services revenues were not impacted by foreign currency fluctuations in the three months ended March 31, 2025, compared to the same period in 2024. The decrease in Data, Distribution, and Services revenues was driven by a decline in our data offering, which was offset by growth in our Distribution and Services offerings.
Changes in our revenue by region were as follows: revenue from North America increased by $9.8 million, or 9%, to $120.2 million, revenue from Europe increased by $10.8 million, or 19%, to $66.2 million and revenue from outside Europe and North America increased by $7.7 million, or 16%, to $56.2 million, in the three months ended March 31, 2025 compared to the same period in 2024.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $12.7 million to $100.9 million in the three months ended March 31, 2025 compared to the same period in 2024. As a percentage of revenue, cost of revenue increased to 42% for the three months ended March 31, 2025, from 41% for the same period in 2024. This increase was driven by increased royalties, content expenses, employee-related costs, and website hosting fees, primarily driven by the acquisition of Envato. These amounts were partially offset by a decrease in recurring and non-recurring Giphy Retention Compensation. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.
Sales and Marketing. Sales and marketing expenses decreased by $2.9 million, or 5%, to $53.4 million in the three months ended March 31, 2025 compared to the same period in 2024. As a percentage of revenue, sales and marketing expenses decreased to 22% for the three months ended March 31, 2025, from 26% for the same period in 2024. This was driven by a decrease in brand and performance-based marketing expenses and a decrease in consultant expenses. In addition, there was a

$0.4 million increase from recurring Giphy Retention Compensation expenses and an increase in employee-related costs driven by the acquisition of Envato. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $1.2 million to $19.9 million in the three months ended March 31, 2025 compared to the same period in 2024. The decrease in product development was driven by decreases of $1.5 million and $4.0 million from recurring and non-recurring Giphy Retention Compensation expenses, respectively. These costs were partially offset by increases in employee-related costs and software licenses driven by the acquisition of Envato. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $26.2 million to $58.3 million in the three months ended March 31, 2025 compared to the same period in 2024. This increase was driven by $11.9 million associated with the Getty merger and increases in professional fees, employee-related costs, bad debt expenses, and other general and administrative expenses attributed to the addition of Envato. In addition, there was a $0.4 million increase and a $1.6 million decrease from recurring and non-recurring Giphy Retention Compensation expenses, respectively.
Interest Expense. In the three months ended March 31, 2025 and March 31, 2024, we recognized interest expense of $4.3 million and $0.6 million, respectively, related to our credit facility and the amortization of deferred financing fees. Interest expense for the three months ended March 31, 2025 increased due to the borrowings under A&R Credit Agreement entered into during the quarter ended September 30, 2024 to fund the acquisition of Envato.
Other Income, Net. In the three months ended March 31, 2025, other income, net was driven by $13.3 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income, net had $0.9 million of interest income and $0.3 million of unrealized foreign currency gains. In the three months ended March 31, 2024, other income, net was primarily driven by $3.8 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income, net had $4.8 million of interest income and $0.6 million of unrealized foreign currency losses. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. The income tax benefit decreased by $2.5 million for the three months ended March 31, 2025, compared to the same period in 2024. Our effective tax rates were 8.5% and 20.9% for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025, the net effect of discrete items decreased the effective tax rate by 19.6%. The discrete items for the three months ended March 31, 2025 primarily relate to decreases for the UK valuation allowance and tax reserve releases. Excluding discrete items, our effective tax rate would have been 28.1% for the three months ended March 31, 2025.

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

Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents totaling $112.2 million which consisted primarily of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our A&R Credit Agreement dated July 22, 2024.
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
Dividends
We declared and paid cash dividends of $0.33 per share of common stock, or $11.5 million during the three months ended March 31, 2025.
On April 21, 2025, our Board of Directors declared a quarterly cash dividend of $0.33 per share of outstanding common stock payable on June 19, 2025 to stockholders of record at the close of business on June 5, 2025. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
Share Repurchase Program
In June 2023, our Board of Directors approved a share repurchase program (the “Share Repurchase Program”), providing authorization to repurchase up to $100 million of our common stock.
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
As of March 31, 2025, we have repurchased approximately 5.5 million shares of our common stock under the Share Repurchase Program at an average per-share cost of $48.86. During the three months ended March 31, 2025 and 2024, we did not repurchase shares of our common stock. As of March 31, 2025, we had $30 million of remaining authorization for repurchases under the Share Repurchase Program.

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
As of March 31, 2025, we had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of our activities, which are customary for this type of credit facility. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of March 31, 2025, we were in compliance with these covenants.
Our outstanding debt (in thousands) is reflected in the table below. We classify the Revolver as a current liability since we could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.
Our debt consists of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,107	3,106
Non-Current Debt:
Term Loan - A&R Credit Agreement	118,858	119,598
Based on Level 2 inputs, the carrying value of our debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three months ended March 31, 2025, we recognized interest expense of $4.3 million. As of March 31, 2025, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.7 million.
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

As of March 31, 2025, we had approximately $40 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of March 31, 2025, we had approximately $34 million in operating lease obligations with lease payments extending through 2029.
See Note 16 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of March 31, 2025.
Cash Flows
The following table summarizes our cash flow data for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$25,247	$8,300
Net cash used in investing activities	$(11,234)	$(16,528)
Net cash used in financing activities	$(15,821)	$(18,629)
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
Net cash provided by operating activities was $25.2 million for the three months ended March 31, 2025, compared to Net cash provided by operating activities of $8.3 million for the three months ended March 31, 2024. In the three months ended March 31, 2025, operating cash flows were unfavorably impacted from payments of year-end bonuses and commissions, which are typical first quarter cash outflows. In addition, operating cash flows included a $17.9 million decrease in the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows.
Operating cash flows for the three months ended March 31, 2024 were unfavorably impacted from payments of year-end bonuses and commissions, which are typical first quarter cash outflows. In addition, operating cash flows for the three months ended March 31, 2024 were unfavorably impacted by the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2025 was $11.2 million, consisting primarily of (i) capital expenditures of $10.8 million for internal-use software and website development costs and purchases of software and equipment; and (ii) $0.9 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by $0.5 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the three months ended March 31, 2024 was $16.5 million, consisting primarily of (i) $19.5 million used in the acquisition of Backgrid, net of cash acquired, (ii) capital expenditures of $14.5 million for internal-use software and website development costs and purchases of software and equipment, and (iii) $1.0 million paid to acquire the rights to distribute certain digital content in perpetuity. These cash outflows were partially offset by (i) $18.4 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2025 was $15.8 million, consisting of (i) $11.5 million, related to the payment of the quarterly cash dividend; (ii) $3.5 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (ii) $0.8 million used for the repayment of our Credit Facility.
Cash used in financing activities in the three months ended March 31, 2024 was $18.6 million, consisting of (i) $10.7 million related to the payment of the quarterly cash dividend; and (ii) $8.0 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards.

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

	Three Months Ended March 31,
	2025	2024
Non-GAAP Financial Measures (in thousands):
Adjusted net income	$36,291	$33,121
Adjusted EBITDA	$63,363	$55,977
Adjusted free cash flow	$23,384	$11,246
Revenue growth on a constant currency basis	14%	—%

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
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the three months ended March 31, 2025, the Company also incurred $4.8 million, of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and are not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.

Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, Giphy Retention Compensation Expense - non-recurring, unrealized gains and losses on investments, severance costs associated with strategic workforce optimizations, costs incurred associated with the Getty merger, and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$18,688	$16,121
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	17,884	11,150
Tax effect of non-cash equity-based compensation(1)	(4,203)	(2,620)
Acquisition-related amortization expense(2)	9,697	9,163
Tax effect of acquisition-related amortization expense(1)	(2,279)	(2,153)
Giphy Retention Compensation Expense - non-recurring	566	6,829
Tax effect of Giphy Retention Compensation Expense - non-recurring(1)	(133)	(1,605)
Merger related costs	11,861	—
Tax effect of Merger related costs(1)	(2,669)	—
Other(3)	(13,080)	(3,766)
Tax effect of other(1)	(41)	2
Adjusted net income	$36,291	$33,121

Net income per diluted common share	$0.53	$0.45
Adjusted net income per diluted common share	$1.03	$0.92

Weighted average diluted shares	35,322	36,066
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)Of these amounts, $9.0 million and $8.2 million are included in cost of revenue for the three months ended March 31, 2025 and 2024, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.
(3)Other consists of unrealized gains and losses on investments and severance costs associated with strategic workforce optimizations.

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, Giphy Retention Compensation Expense - non-recurring, costs incurred associated with the Getty merger, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, unrealized gains and losses on investments, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024

Net income	$18,688	$16,121
Add / (less) Non-GAAP adjustments:
Interest expense	4,298	562
Interest income	(935)	(1,043)
Provision for income taxes	1,730	4,269
Depreciation and amortization	22,671	21,263
EBITDA	$46,452	$41,172

Non-cash equity-based compensation	17,884	11,150
Giphy Retention Compensation Expense - non-recurring	566	6,829
Merger related costs	11,861	—
Foreign currency (gain) / loss	(320)	592
Unrealized gain on investment	(13,260)	(3,755)
Workforce optimization - severance	180	(11)
Adjusted EBITDA	$63,363	$55,977

Revenue	$242,620	$214,315
Net income margin	7.7%	7.5%
Adjusted EBITDA margin	26.1%	26.1%
Revenue Growth (including by product offering) on a Constant Currency Basis
We define revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended March 31,
	2025	2024
Reported revenue (in thousands)	$242,620	$214,315
Revenue growth	13%	—%
Revenue growth on a constant currency basis	14%	—%

Content reported revenue (in thousands)	$202,888	$173,830
Content revenue growth	17%	(10)%
Content revenue growth on a constant currency basis	17%	(10)%

Data, Distribution, and Services reported revenue (in thousands)	$39,732	$40,485
Data, Distribution, and Services revenue growth	(2)%	90%
Data, Distribution, and Services revenue growth on a constant currency basis	(2)%	90%

Adjusted Free Cash Flow
We define adjusted free cash flow as our net cash provided by operating activities, adjusted for capital expenditures, content acquisition, cash received related to Giphy Retention Compensation in connection with the acquisition of Giphy, and cash paid for Merger related costs.
The following is a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flow information:	(in thousands)
Net cash provided by operating activities	$25,247	$8,300
Net cash used in investing activities	$(11,234)	$(16,528)
Net cash used in financing activities	$(15,821)	$(18,629)

Adjusted free cash flow:
Net cash provided by operating activities	$25,247	$8,300
Capital expenditures	(10,808)	(14,461)
Content acquisitions	(897)	(994)
Cash received related to Giphy Retention Compensation	492	18,401
Merger related costs	9,350	—
Adjusted Free Cash Flow	$23,384	$11,246

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 27% and 28% for the three months ended March 31, 2025 and 2024, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the three months ended March 31, 2025, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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

Our historical revenue by currency is as follows (in thousands):

	Three Months Ended March 31,
	2025		2024
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$38,116	€35,852	$33,280	€30,709
British pounds	14,703	£11,679	14,321	£11,359
All other non-U.S. currencies(1)	12,689		13,183
Total foreign currency	65,508		60,784
U.S. dollar	177,112		153,531
Total revenue	$242,620		$214,315
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
Amounts borrowed under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread adjustment of 0.100%. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of March 31, 2025.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
On July 22, 2024, the Company completed its acquisition of Envato Pty Ltd. (“Envato”). Management is currently integrating Envato into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the Company is excluding the internal control over financial reporting of Envato from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2025, there were no material changes to these risk factors as described in our 2024 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 4.        Mine Safety Disclosures.
None.

Item 5.    Other Information.
(c) Insider Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of January 6, 2025, by and among Getty Images, Merger Sub 2, Merger Sub 3, Shutterstock, HoldCo and Merger Sub 1.
10.1	Voting and Support Agreement, dated as of January 6, 2025, by and between Getty Images and Jonathan Oringer.
10.2	Significant Stockholder Agreement, dated as of January 6, 2025, by and among Getty Images, the Getty Family Stockholders, the Koch Stockholder and Jonathan Oringer.
10.3	Letter Agreement, dated as of January 6, 2025, by and among Getty Images and the Getty Family Stockholders.
10.4	Letter Agreement, dated as of January 6, 2025, by and between Getty Images and the Koch Stockholder.
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: May 2, 2025	By:	/s/ Rik Powell
Rik Powell
Chief Financial Officer
(Principal Financial Officer)

Dated: May 2, 2025	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)