Form 10-Q
period 2025-06-30
Shutterstock, Inc.
filed 2025-07-29
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
As of July 25, 2025, 35,474,129 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2025

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$116,410	$111,251
Accounts receivable, net of allowance of $3,652 and $3,101	151,752	95,225
Prepaid expenses and other current assets	40,544	49,482
Total current assets	308,706	255,958
Property and equipment, net	63,291	66,400
Right-of-use assets	12,861	13,956
Intangible assets, net	238,037	248,477
Goodwill	575,249	569,668
Deferred tax assets, net	77,079	70,982
Other assets	101,228	83,715
Total assets	$1,376,451	$1,309,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,987	$9,221
Accrued expenses	121,451	126,643
Contributor royalties payable	93,026	81,076
Deferred revenue	226,719	225,489
Debt	158,108	158,106
Other current liabilities	19,012	24,751
Total current liabilities	634,303	625,286
Deferred tax liability, net	1,933	2,174
Long-term debt	118,119	119,598
Lease liabilities	20,806	23,365
Other non-current liabilities	15,127	20,383
Total liabilities	790,288	790,806
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 40,808 and 40,395 shares issued and 35,287 and 34,874 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	407	403
Treasury stock, at cost; 5,521 shares as of June 30, 2025 and December 31, 2024	(269,804)	(269,804)
Additional paid-in capital	496,883	468,390
Accumulated other comprehensive loss	(2,529)	(16,841)
Retained earnings	361,206	336,202
Total stockholders’ equity	586,163	518,350
Total liabilities and stockholders’ equity	$1,376,451	$1,309,156
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$266,990	$220,053	$509,610	$434,368

Operating expenses:
Cost of revenue	105,994	91,254	206,882	179,458
Sales and marketing	57,077	51,881	110,436	108,117
Product development	20,754	19,859	40,619	40,910
General and administrative	48,434	36,393	106,741	68,471
Total operating expenses	232,259	199,387	464,678	396,956
Income from operations	34,731	20,666	44,932	37,412
Interest expense	(4,224)	(561)	(8,522)	(1,123)
Other income / (expense), net	12,624	(3,545)	27,139	661
Income before income taxes	43,131	16,560	63,549	36,950
Provision for income taxes	13,691	12,935	15,421	17,204
Net income	$29,440	$3,625	$48,128	$19,746

Earnings per share:
Basic	$0.84	$0.10	$1.37	$0.55
Diluted	$0.82	$0.10	$1.35	$0.55

Weighted average common shares outstanding:
Basic	35,257	35,697	35,075	35,644
Diluted	35,958	35,982	35,642	36,023
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$29,440	$3,625	$48,128	$19,746
Foreign currency translation gain / (loss)	10,015	(316)	14,312	(1,780)
Other comprehensive income / (loss)	10,015	(316)	14,312	(1,780)
Comprehensive income	$39,455	$3,309	$62,440	$17,966

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2025	40,422	$403	5,521	$(269,804)	$485,736	$(12,544)	$343,389	$547,180
Equity-based compensation	—	—	—	—	15,625	—	—	15,625
Issuance of common stock in connection with employee stock option exercises and RSU vesting	627	6	—	—	(6)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(241)	(2)	—	—	(4,472)	—	—	(4,474)
Cash dividends paid	—	—	—	—	—	—	(11,623)	(11,623)
Other comprehensive income	—	—	—	—	—	10,015	—	10,015
Net income	—	—	—	—	—	—	29,440	29,440
Balance at June 30, 2025	40,808	$407	5,521	$(269,804)	$496,883	$(2,529)	$361,206	$586,163

Three Months Ended June 30, 2024
Balance at March 31, 2024	40,013	$399	4,410	$(228,213)	$434,416	$(13,438)	$348,111	$541,275
Equity-based compensation	—	—	—	—	14,976	—	—	14,976
Issuance of common stock in connection with employee stock option exercises and RSU vesting	449	5	—	—	(5)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(176)	(2)	—	—	(7,890)	—	—	(7,892)
Repurchase of treasury shares	—	—	517	(20,592)	—	—	—	(20,592)
Cash dividends paid	—	—	—	—	—	—	(10,664)	(10,664)
Other comprehensive loss	—	—	—	—	—	(316)	—	(316)
Net income	—	—	—	—	—	—	3,625	3,625
Balance at June 30, 2024	40,286	$402	4,927	$(248,805)	$441,497	$(13,754)	$341,072	$520,412

Six Months Ended June 30, 2025
Balance at December 31, 2024	40,395	$403	5,521	$(269,804)	$468,390	$(16,841)	$336,202	$518,350
Equity-based compensation	—	—	—	—	33,509	—	—	33,509
Issuance of common stock in connection with employee stock option exercises and RSU vesting	673	6	—	—	(6)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(260)	(2)	—	—	(5,010)	—	—	(5,012)
Cash dividends paid	—	—	—	—	—	—	(23,124)	(23,124)
Other comprehensive income	—	—	—	—	—	14,312	—	14,312
Net income	—	—	—	—	—	—	48,128	48,128
Balance at June 30, 2025	40,808	$407	5,521	$(269,804)	$496,883	$(2,529)	$361,206	$586,163

Six Months Ended June 30, 2024
Balance at December 31, 2023	39,982	$399	4,410	$(228,213)	$424,229	$(11,974)	$342,653	$527,094
Equity-based compensation	—	—	—	—	26,126	—	—	26,126
Issuance of common stock in connection with employee stock option exercises and RSU vesting	501	5	—	—	(5)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(197)	(2)	—	—	(8,853)	—	—	(8,855)
Repurchase of treasury shares	—	—	517	(20,592)	—	—	—	(20,592)
Cash dividends paid	—	—	—	—	—	—	(21,327)	(21,327)
Other comprehensive loss	—	—	—	—	—	(1,780)	—	(1,780)
Net income	—	—	—	—	—	—	19,746	19,746
Balance at June 30, 2024	40,286	$402	4,927	$(248,805)	$441,497	$(13,754)	$341,072	$520,412
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,128	$19,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,282	42,696
Deferred taxes	(6,798)	503
Non-cash equity-based compensation	33,509	26,126
Loss on impairment of long-term investment	5,000	—
Bad debt expense	960	(1,772)
Unrealized gain on investments, net	(31,288)	(131)
Changes in operating assets and liabilities:
Accounts receivable	(55,674)	(3,879)
Prepaid expenses and other current and non-current assets	22,757	(25,299)
Accounts payable and other current and non-current liabilities	(14,587)	(16,899)
Contributor royalties payable	9,780	10,688
Deferred revenue	(4,986)	(15,514)
Net cash provided by operating activities	$52,083	$36,265

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,120)	(23,536)
Business combination, net of cash acquired	—	(19,474)
Cash received related to Giphy Retention Compensation	861	36,522
Acquisition of content	(4,978)	(1,821)
Security deposit payment	38	82
Net cash used in investing activities	$(26,199)	$(8,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of treasury shares	—	(20,592)
Cash paid related to settlement of employee taxes related to RSU vesting	(5,012)	(8,859)
Payment of cash dividends	(23,124)	(21,327)
Repayment of credit facility	(1,563)	—
Net cash used in financing activities	$(29,699)	$(50,778)

Effect of foreign exchange rate changes on cash	8,974	(2,879)
Net increase / (decrease) in cash and cash equivalents	5,159	(25,619)

Cash and cash equivalents, beginning of period	111,251	100,490
Cash and cash equivalents, end of period	$116,410	$74,871

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$14,689	$12,560
Cash paid for interest	8,465	1,005
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
A majority of Shutterstock stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders held on June 10, 2025 (the “Shutterstock Stockholder Approval”). The Merger is subject to the satisfaction of customary closing conditions, further described below, including receipt of required regulatory approvals and the extension or refinancing of Getty Images’ existing debt obligations. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. The closing of the Merger is subject to the satisfaction or waiver of certain closing conditions, including:
•the Shutterstock Stockholder Approval, which condition was subsequently satisfied as described above, and the Getty Images stockholder approval, which condition was subsequently satisfied by the Getty Images stockholder written consent;
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
The interim Consolidated Balance Sheet as of June 30, 2025, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 are unaudited. The Consolidated Balance Sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of June 30, 2025, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three and six months ended June 30, 2025 and 2024. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other future annual or interim period.
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
For certain Data, Distribution, and Services transactions, the Company has $38.9 million of unbilled receivables of which $25.0 million are recorded in Accounts Receivable and $13.9 million are recorded in Other Assets, as of June 30, 2025.
During the six months ended June 30, 2025, the Company recorded bad debt expense of $1.0 million. As of June 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was approximately $3.7 million and $3.1 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, approximately $9.2 million and $13.3 million of financing receivables, respectively, were included in accounts receivable and other assets on the Consolidated Balance Sheets.
In addition, as of June 30, 2025 two customers accounted for approximately 40% of the accounts receivable balance. As of December 31, 2024, one customer accounted for approximately 17% of the accounts receivable balance.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2025 and December 31, 2024, the Company’s combined allowance for chargebacks and sales refunds was $0.2 million and $0.3 million, respectively, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of June 30, 2025 or December 31, 2024, except as noted below.
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
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which is recorded in Other income, net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment is recorded at fair value on a recurring basis, with changes in fair value being recorded in Other income, net in the Consolidated Statement of Operations. Its fair value level hierarchy and amount at June 30, 2025 are as follows (in thousands):

	As of June 30, 2025	As of December 31, 2024
Level 1	$51,869	$17,290

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Other Long-Term Investments
In connection with its Data, Distribution, and Services business, the Company may receive equity instruments in addition to cash for revenue contract consideration. As of June 30, 2025 and December 31, 2024, the Company had $30.5 million and $24.0 million, respectively, recorded in Other Assets in the Consolidated Balance Sheet from equity instruments received. The Company estimated the value of these equity instruments based on issuers’ recent market transactions at the time the instruments were received from the customers. The Company will use the measurement alternative for fair value since the equity instruments do not have a readily determinable fair value and will report the instruments at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
As of December 31, 2024, the Company also had a long-term investment in an equity security with no readily determinable fair value totaling $5.0 million. The Company used the measurement alternative for fair value and the investment’s carrying value was reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. In the second quarter of 2025, the issuer of this security raised additional capital at a valuation that would result in the Company not recovering its investment in a liquidation event. Accordingly, as of June 30, 2025, the Company concluded this investment was fully impaired and recorded a $5.0 million impairment charge in the three-month period ended June 30, 2025.
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
2 In the first quarter of 2025, the Company updated its preliminary allocation of the Envato purchase price to the assets acquired and liabilities assumed. This resulted in (i) a $1.6 million increase to goodwill, (ii) a $0.4 million decrease to Deferred tax assets, and (iii) a $1.2 million increase to Other liabilities.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three and six months ended June 30, 2025 and 2024, respectively, as if the Envato and Backgrid acquisitions had been completed on January 1, 2023. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
As Reported	$266,990	$220,053	$509,610	$434,368
Pro Forma	266,990	268,616	509,610	533,475
Income before income taxes
As Reported	$43,131	$16,560	$63,549	$36,950
Pro Forma	43,131	19,429	63,549	48,567

(6) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2025	As of December 31, 2024
Computer equipment and software	$373,784	$351,062
Furniture and fixtures	11,125	11,016
Leasehold improvements	20,739	20,451
Property and equipment	405,648	382,529
Less accumulated depreciation	(342,357)	(316,129)
Property and equipment, net	$63,291	$66,400

Depreciation and amortization expense related to property and equipment was $10.9 million and $10.4 million for the three months ended June 30, 2025 and 2024, respectively, and $21.5 million and $20.7 million for the six months ended June 30, 2025 and 2024, respectively. Cost of revenues included depreciation and amortization expense of $10.6 million and $10.0 million for the three months ended June 30, 2025 and 2024, respectively, and $20.9 million and $19.9 million for the six months ended June 30, 2025 and 2024, respectively. General and administrative expense included depreciation and amortization expense of $0.3 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $11.3 million and $9.6 million for the three months ended June 30, 2025 and 2024, respectively, and $20.3 million and $18.6 million for the six months ended June 30, 2025 and 2024, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $10.3 million and $9.8 million for the three months ended June 30, 2025 and 2024, respectively, and $20.4 million and $19.4 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of June 30, 2025 and December 31, 2024, the Company had capitalized internal-use software of $57.7 million and $57.8 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(7) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the six months ended June 30, 2025.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the six months ended June 30, 2025 (in thousands):

Goodwill
Balance as of December 31, 2024	$569,668
Envato measurement period adjustment	1,588
Foreign currency translation adjustment	3,993
Balance as of June 30, 2025	$575,249

Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025				As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$106,931	$(41,004)	$65,927	11	$103,130	$(34,847)	$68,283
Trade name	69,820	(16,367)	53,453	11	68,980	(12,941)	56,039
Developed technology	180,408	(101,555)	78,853	5	176,560	(86,140)	90,420
Acquired content	80,068	(40,334)	39,734	8	69,574	(35,917)	33,657
Patents	259	(189)	70	18	259	(181)	78
Total	$437,486	$(199,449)	$238,037		$418,503	$(170,026)	$248,477

Amortization expense was $11.7 million and $11.0 million for the three months ended June 30, 2025 and 2024, respectively, and $23.8 million and $22.0 million for the six months ended June 30, 2025 and 2024, respectively. Cost of revenue included amortization expense of $10.2 million and $10.0 million for the three months ended June 30, 2025 and 2024, respectively, and $20.7 million and $20.0 million for the six months ended June 30, 2025 and 2024, respectively. General and administrative expense included amortization expense of $1.5 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $3.1 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $23.7 million for the remaining six months of 2025, $45.3 million in 2026, $38.8 million in 2027, $35.9 million in 2028, $29.1 million in 2029, $17.7 million in 2030 and $47.6 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(8) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Compensation	$37,680	$46,753
Non-income taxes	43,351	43,171
Website hosting and marketing fees	7,215	9,568
Other expenses	33,205	27,151
Total accrued expenses	$121,451	$126,643
As of June 30, 2025 and December 31, 2024, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. Approximately $1.5 million and $5.8 million of severance costs associated with workforce optimization is included within accrued expenses as of June 30, 2025 and December 31, 2024, respectively.

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
The A&R Credit Agreement replaces the Company’s existing Credit Facility, which was fully repaid and terminated upon the effectiveness of the A&R Credit Agreement. In connection with the closing of the Credit Facility, the Company repaid $30 million of existing outstanding borrowings and accrued interest.
As of June 30, 2025, the Company had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of the Company’s activities, which are customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of June 30, 2025, the Company was in compliance with these covenants.
The Company’s outstanding debt (in thousands) is reflected in the table below. The Company classifies the Revolver as a current liability since the Company could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

	As of June 30, 2025	As of December 31, 2024
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,108	3,106
Non-Current Debt:
Term Loan - A&R Credit Agreement	118,119	119,598
Based on Level 2 inputs, the carrying value of the Company’s debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three and six months ended June 30, 2025, the Company recognized interest expense of $4.2 million and $8.5 million, respectively. As of June 30, 2025, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.6 million.

(10) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 386,000 and 273,000 shares of common stock during the three months ended June 30, 2025 and 2024, respectively, related to the exercise of stock options and the vesting of restricted stock units.
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
As of June 30, 2025, the Company has repurchased approximately 5.5 million shares of common stock under the 2023 Share Repurchase Program at an average per-share cost of $48.86. During the three and six months ended June 30, 2025, the Company did not repurchase any shares of common stock. During the three and six months ended June 30, 2024, the Company repurchased approximately 517,000 shares of its common stock at an average cost of $39.83, under the 2023 Share Repurchase Program. As of June 30, 2025, the Company had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
Dividends
The Company declared and paid cash dividends of $0.33 and $0.66 per share of common stock, or $11.6 million and $23.1 million during the three and six months ended June 30, 2025, respectively, and $0.30 and $0.60 per share of common stock, or $10.7 million and $21.3 million, during the three and six months ended June 30, 2024, respectively.
On July 21, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per share of outstanding common stock payable on September 18, 2025 to stockholders of record at the close of business on September 4, 2025. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.

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

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$532	$300	$928	$524
Sales and marketing	2,559	3,167	4,814	5,178
Product development	3,529	4,171	6,441	6,456
General and administrative	9,005	7,338	21,326	13,968
Total	$15,625	$14,976	$33,509	$26,126
For the three and six months ended June 30, 2025 and 2024, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Stock Option Awards
During the six months ended June 30, 2025, no options to purchase shares of its common stock were granted. As of June 30, 2025, there were approximately 264,000 options vested and exercisable with a weighted average exercise price of $32.95.
Restricted Stock Unit Awards
During the six months ended June 30, 2025, the Company had RSU grants, net of forfeitures, of approximately 2,872,000. As of June 30, 2025, there are approximately 5,094,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $28.10. As of June 30, 2025, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $92.6 million, which is expected to be recognized through 2029.
During the six months ended June 30, 2025 and 2024, shares of common stock with an aggregate value of $5.0 million and $8.9 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
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
The Company’s revenues by product offering for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Content	$199,796	$169,951	$402,684	$343,781
Data, Distribution, and Services	67,194	50,102	106,926	90,587
Total Revenue	$266,990	$220,053	$509,610	$434,368
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The June 30, 2025 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $161.9 million of total revenue recognized for the six months ended June 30, 2025 was reflected in deferred revenue as of December 31, 2024. In addition, as of June 30, 2025, the Company has approximately $33.3 million of contracted but unsatisfied performance obligations relating primarily to our data deal offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period. In certain of the Company’s data deal contracts, the Company has provided customers with the right to cancel and has estimated a refund reserve. Should these cancellation rights not be exercised, this refund reserve would convert to revenue. For the three months ended June 30, 2025, the Company recognized $4.9 million of revenue from the reversal of refund reserves. As of June 30, 2025, the Company does not have a refund reserve liability. As of December 31, 2024, the total refund reserve related to these contracts is $7.3 million and $5.7 million and is recorded in Other current liabilities and Other non-current liabilities, respectively.
(12) Other Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency loss	$(1,482)	$(1,268)	$(1,162)	$(1,860)
Impairment of long-term investment	(5,000)	—	(5,000)	—
Interest income, unrealized gain / (loss) on investments, and other	19,106	(2,277)	33,301	2,521
Total other income, net	$12,624	$(3,545)	$27,139	$661

(13) Income Taxes
The Company’s effective tax rates yielded a net expense of 31.7% and 78.1% for the three months ended June 30, 2025 and 2024, respectively, and a net expense of 24.3% and 46.6% for the six months ended June 30, 2025 and 2024, respectively.
During the three and six months ended June 30, 2025, the net effect of discrete items increased the effective tax rate by 2.3% and decreased the effective tax rate by 4.7%, respectively. The discrete items for the three months ended June 30, 2025, primarily relate to shortfalls on equity award vestings, partially offset by a decrease in the valuation allowance. The discrete items for the six months ended June 30, 2025 primarily relate to a decrease in the valuation allowance, partially offset by shortfalls on equity award vestings. Excluding discrete items, the Company’s effective tax rate would have been 29.4% and 29.0% for the three and six months ended June 30, 2025, respectively.
During the three and six months ended June 30, 2024, the net effect of discrete items increased the effective tax rate by 59.7% and 27.6%, respectively. The discrete items for the three and six months ended June 30, 2024 relate to shortfalls on equity award vestings and a one time charge of $6.3 million related to the reversal of a deferred tax asset resulting from the expiration of equity awards granted to the Company’s Founder and Executive Chairman. Excluding discrete items, the

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Company’s effective tax rate would have been 18.4% and 19.0% for the three and six months ended June 30, 2024, respectively.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding a loss jurisdiction with no tax benefit and the application of discrete items, if any, in the applicable period.
During the three and six months ended June 30, 2025, additions to unrecognized tax benefits recorded were not significant. During the three and six months ended 2024, additions to unrecognized tax benefits recorded by the Company were not significant. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2025 and 2024.
During the six months ended June 30, 2025 and 2024, the Company paid net cash taxes of $14.7 million and $12.6 million, respectively.
On July 4, 2025, new tax legislation known as the “One Big Beautiful Bill Act”, or “OBBBA”, was signed into law. Management is currently evaluating the OBBBA and its impact on the Company’s financial position, operations and cash flows.

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
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$29,440	$3,625	$48,128	$19,746
Shares used to compute basic net income per share	35,257	35,697	35,075	35,644
Dilutive potential common shares
Stock options	—	49	—	66
Unvested restricted stock awards	701	236	567	313
Shares used to compute diluted net income per share	35,958	35,982	35,642	36,023
Basic net income per share	$0.84	$0.10	$1.37	$0.55
Diluted net income per share	$0.82	$0.10	$1.35	$0.55

Dilutive shares included in the calculation	3,528	1,051	2,185	1,204
Anti-dilutive shares excluded from the calculation	1,788	1,992	1,955	1,329

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
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

The following table reconciles the company’s revenues and significant operating expense categories used to evaluate the business and allocate resources to Net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$266,990	$220,053	$509,610	$434,368
Less:
Technology costs	20,623	15,917	40,692	32,021
Advertising costs	21,765	19,272	43,428	45,397
Adjusted cost of revenue[1]	94,861	81,893	184,293	160,216
Adjusted sales and marketing[1]	34,019	31,386	64,541	60,273
Adjusted product and development[1]	16,310	18,269	33,031	37,770
Adjusted general and administrative[1]	44,681	32,650	98,693	61,279
Total operating expenses	232,259	199,387	464,678	396,956
Income from operations	34,731	20,666	44,932	37,412
Interest expense	(4,224)	(561)	(8,522)	(1,123)
Other income, net	12,624	(3,545)	27,139	661
Income before income taxes	43,131	16,560	63,549	36,950

Provision for income taxes	13,691	12,935	15,421	17,204
Net income	$29,440	$3,625	$48,128	$19,746
1Excludes technology and advertising costs
The following represents the Company’s depreciation and amortization by expense category:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Cost of revenue	$20,804	$20,087	$41,546	$39,961
General and administrative	1,807	1,346	3,736	2,735
Total depreciation and amortization	$22,611	$21,433	$45,282	$42,696
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$147,884	$120,120	$268,092	$230,547
Europe	64,389	53,373	130,568	108,773
Rest of the world	54,717	46,560	110,950	95,048
Total revenue	$266,990	$220,053	$509,610	$434,368

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The United States, included in North America in the above table, accounted for 42% and 50% of consolidated revenue for the six months ended June 30, 2025 and 2024, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of June 30,	As of December 31,
	2025	2024
North America	$36,541	$45,354
Europe	18,718	17,175
Rest of the world	8,032	3,871
Total long-lived tangible assets	$63,291	$66,400
The United States, included in North America in the above table, accounted for 53% and 64% of total long-lived tangible assets as of June 30, 2025 and December 31, 2024, respectively. Ireland, included in Europe in the above table, accounted for 24% and 20% of total long-lived tangible assets as of June 30, 2025 and December 31, 2024, respectively. Australia, included in Rest of the world in the above table, accounted for 13% of the total long-lived tangible assets as of June 30, 2025. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(16) Commitments and Contingencies
Unconditional purchase obligations and other obligations
As of June 30, 2025, the Company had total non-lease obligations in the amount of approximately $28.8 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2025, the Company’s non-lease obligations for the remainder of 2025 and for the years ending December 31, 2026, and 2027 were approximately $15.9 million, $11.0 million, and $1.9 million, respectively.
Legal Matters
From time to time, the Company may become party to litigation in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company reviews reserves, if any, at least quarterly and may change the amount of any such reserve in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and threats of litigation, investigations and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Except as described below, the Company currently has no material active litigation matters and, accordingly, no material reserves related to litigation.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Since the definitive proxy statement filed with the SEC on April 30, 2025 (the “Proxy Statement”), two complaints have been filed against Shutterstock and each member of Shutterstock’s board of directors (the “Individual Defendants”). The two complaints are captioned as follows: Johnson v. Shutterstock, Inc., et al., 682860/2025 (filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Johnson Action”) and Weiss v. Shutterstock, Inc., et al., 652853/2025 at ECF No. 1, filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Weiss Action”, and together with the Johnson Action, the “Stockholder Actions”). The Stockholder Actions allege that, among other things, the Proxy Statement contains false and misleading and/or incomplete information regarding the Merger. The Stockholder Actions assert claims for (i) negligent misrepresentation and concealment, and (ii) negligence in connection with the filing of the allegedly false and misleading Proxy Statement. The Stockholder Actions seek an injunction enjoining the consummation of the Merger unless and until the Individual Defendants disclose the allegedly omitted material information, in the event that the Merger are consummated, rescission of the Merger and awarding actual and punitive damages to plaintiff, and an award of attorneys’ and experts’ fees.
In addition to the Stockholder Actions, beginning on April 25, 2025, certain purported stockholders of Shutterstock and Getty Images sent demand letters (the “Demand Letters”, and together with the Stockholder Actions, the “Matters”) alleging similar deficiencies regarding the disclosures made in the Proxy Statement and seeking additional disclosures to address those alleged deficiencies.
Shutterstock believes it has substantial defenses in connection with the Matters and no supplemental disclosure is required under applicable law. However, in order to avoid the risk that the Matters may delay or otherwise adversely affect the implementation of the Merger, to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Shutterstock has determined to voluntarily supplement the Proxy Statement as described in the Current Report on Form 8-K filed with the SEC on May 30, 2025, to provide additional information to Shutterstock stockholders. Nothing in said Current Report on Form 8-K shall be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth therein or in the Proxy Statement. To the contrary, Shutterstock denies all allegations in the Matters that any additional disclosure was or is required.
Indemnification
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification, and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the six months ended June 30, 2025, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.
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
A majority of Shutterstock stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders held on June 10, 2025 (the “Shutterstock Stockholder Approval”). The Merger is subject to the satisfaction of customary closing conditions, further described below, including receipt of required regulatory approvals and the extension or refinancing of Getty Images’ existing debt obligations. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. The closing of the Merger is subject to the satisfaction or waiver of certain closing conditions, including:
•the Shutterstock Stockholder Approval, which condition was subsequently satisfied as described above, and the Getty Images stockholder approval, which condition was subsequently satisfied by the Getty Images stockholder written consent;

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
Our Content is distributed to customers under the following brands: Shutterstock; Pond5; TurboSquid; PicMonkey; PremiumBeat; Splash News; Bigstock; and Envato. Shutterstock, our flagship brand, includes various content types such as image, footage, music and editorial.
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
Subscribers, subscriber revenue and average revenue per customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Average Revenue per Customer from Giphy beginning July 2024 and Subscribers, Subscriber revenue, and Average revenue per customer from Backgrid beginning February 2025. 2025 metrics include the counts and revenues from Envato for the three and six months ended June 30, 2025, which was acquired in July 22, 2024.
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

The following tables summarize our key operating metrics, which are unaudited, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscribers (end of period)[1]	1,073,000	490,000	1,073,000	490,000
Subscriber revenue (in millions)[1]	$108.0	$80.3	$217.9	$164.2

Average revenue per customer (last twelve months)[1]	$266	$434	$266	$434
Paid downloads (in millions)	112.6	33.4	233.5	68.4
________________________
1 Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Average Revenue per Customer from Giphy beginning July 2024 and Subscribers, Subscriber revenue, and Average revenue per customer from Backgrid beginning February 2025. 2025 metrics include the counts and revenues from Envato for the three and six months ended June 30, 2025, which was acquired in July 22, 2024.

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
The Company’s revenues by distribution channel for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Content	$199,796	$169,951	$402,684	$343,781
Data, Distribution, and Services	67,194	50,102	106,926	90,587
Total Revenues	$266,990	$220,053	$509,610	$434,368

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
Product Development. Product development expenses consist of employee compensation, including non-cash equity-based compensation, bonuses and benefits, and expenses related to vendors engaged in product management, design, development and testing of our websites and products. Product development costs also include software and other IT equipment costs, allocated facility expenses and other supporting overhead costs.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Consolidated Statements of Operations:
Revenue	$266,990	$220,053	$509,610	$434,368
Operating expenses:
Cost of revenue	105,994	91,254	206,882	179,458
Sales and marketing	57,077	51,881	110,436	108,117
Product development	20,754	19,859	40,619	40,910
General and administrative	48,434	36,393	106,741	68,471
Total operating expenses	232,259	199,387	464,678	396,956
Income from operations	34,731	20,666	44,932	37,412
Interest expense	(4,224)	(561)	(8,522)	(1,123)
Other income / (expense), net	12,624	(3,545)	27,139	661
Income before income taxes	43,131	16,560	63,549	36,950
Provision for income taxes	13,691	12,935	15,421	17,204
Net income	$29,440	$3,625	$48,128	$19,746

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	40%	41%	41%	41%
Sales and marketing	21%	24%	22%	25%
Product development	8%	9%	8%	9%
General and administrative	18%	17%	21%	16%
Total operating expenses	87%	91%	91%	91%
Income from operations	13%	9%	9%	9%
Interest expense	(2)%	—%	(2)%	—%
Other income / (expense), net	5%	(2)%	5%	—%
Income before income taxes	16%	8%	12%	9%
Provision for income taxes	5%	6%	3%	4%
Net income	11%	2%	9%	5%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended June 30, 2025 and 2024
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$266,990	$220,053	$46,937	21%
Operating expenses:
Cost of revenue	105,994	91,254	14,740	16
Sales and marketing	57,077	51,881	5,196	10
Product development	20,754	19,859	895	5
General and administrative	48,434	36,393	12,041	33
Total operating expenses	232,259	199,387	32,872	16
Income from operations	34,731	20,666	14,065	68
Interest expense	(4,224)	(561)	(3,663)	653
Other income / (expense), net	12,624	(3,545)	16,169	(456)
Income before income taxes	43,131	16,560	26,571	160
Provision for income taxes	13,691	12,935	756	6
Net income	$29,440	$3,625	$25,815	712%

Revenue
Revenue increased by $46.9 million, or 21%, to $267.0 million for the three months ended June 30, 2025, compared to the same period in 2024. On a constant currency basis, revenue increased 20% in the three months ended June 30, 2025, compared to the same period in 2024. The increase was largely attributable to revenue recognized from Envato, which we did not have in the same period in 2024, and growth in our data offering during the period.
Our Content revenues increased by 18%, to $199.8 million in the three months ended June 30, 2025, compared to the same period in 2024. On a constant currency basis, content revenue increased 16% in the three months ended June 30, 2025, compared to the same period in 2024. During the three months ended June 30, 2025, growth in our Content revenue was driven by the contribution of Envato, which was acquired on July 22, 2024.
Our Data, Distribution, and Services revenues increased by 34%, to $67.2 million in the three months ended June 30, 2025, compared to the same period in 2024. Data, Distribution, and Services revenues increased 35% in the three months ended June 30, 2025, compared to the same period in 2024. Second quarter revenue benefited from the timing of data deal revenue recognition, which fluctuates quarter-to-quarter based on the delivery of metadata to our customers, as well as growth in our Distribution and Services offerings.
Changes in our revenue by region were as follows: revenue from North America increased by $27.8 million, or 23%, to $147.9 million, revenue from Europe increased by $11.0 million, or 21%, to $64.4 million and revenue from outside Europe and North America increased by $8.2 million, or 18%, to $54.7 million, in the three months ended June 30, 2025 compared to the same period in 2024.
Costs and Expenses
Cost of Revenue. Cost of revenue increased by $14.7 million to $106.0 million in the three months ended June 30, 2025 compared to the same period in 2024. This increase was driven by increased royalties, content expenses, employee-related costs, and website hosting fees, primarily driven by the acquisition of Envato. These amounts were partially offset by a decrease in recurring and non-recurring Giphy Retention Compensation. As a percentage of revenue, cost of revenue decreased to 40% for the three months ended June 30, 2025, from 41% for the same period in 2024. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.
Sales and Marketing. Sales and marketing expenses increased by $5.2 million, or 10%, to $57.1 million in the three months ended June 30, 2025 compared to the same period in 2024. This was driven by an increase in brand and performance-based marketing expenses. In addition, there was a $0.7 million increase from recurring Giphy Retention Compensation expenses and an increase in employee-related costs driven by the acquisition of Envato. As a percentage of revenue, sales and marketing expenses decreased to 21% for the three months ended June 30, 2025, from 24% for the same period in 2024. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses increased by $0.9 million to $20.8 million in the three months ended June 30, 2025 compared to the same period in 2024. The increase in product development was driven by increases in software licenses and consultant expenses driven by the acquisition of Envato, partially offset by decreases of $0.4 million and $3.1 million from recurring and non-recurring Giphy Retention Compensation expenses, respectively. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $12.0 million to $48.4 million in the three months ended June 30, 2025 compared to the same period in 2024. This increase was driven by $8.7 million of expenses associated with the Getty merger, and increases in employee-related costs and other general and administrative expenses attributed to the addition of Envato. This was partially offset by a decrease in professional fees. In addition, there was a $0.1 million increase and a $0.6 million decrease from recurring and non-recurring Giphy Retention Compensation expenses, respectively.
Interest Expense. In the three months ended June 30, 2025 and June 30, 2024, we recognized interest expense of $4.2 million and $0.6 million, respectively, related to our credit facility and the amortization of deferred financing fees. Interest expense for the three months ended June 30, 2025 increased due to the borrowings under A&R Credit Agreement entered into during the quarter ended September 30, 2024 to fund the acquisition of Envato.
Other Income / (Expense), Net. In the three months ended June 30, 2025, other income / (expense), net was driven by $18.0 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income / (expense), net had $1.1 million of interest income. This was partially offset by a $5.0 million expense related to the impairment of our long-term investment in an equity security, and $1.5 million of unrealized foreign currency losses. In the three months ended June 30, 2024, other income / (expense), net was primarily driven by $3.6 million of unrealized losses related to our investment in Meitu, Inc. In addition, other income / (expense), net had $1.3 million of interest income and $1.3 million of unrealized foreign currency losses. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. The income tax benefit increased by $0.8 million for the three months ended June 30, 2025, compared to the same period in 2024. Our effective tax rates were 31.7% and 78.1% for the three months ended June 30, 2025 and 2024, respectively.
For the three months ended June 30, 2025, the net effect of discrete items increased the effective tax rate by 2.3%. The discrete items for the three months ended June 30, 2025 primarily relate to shortfalls on equity award vestings, partially offset by a decrease in valuation allowance. Excluding discrete items, our effective tax rate would have been 29.4% for the three months ended June 30, 2025.

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

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$509,610	$434,368	$75,242	17%
Operating expenses:
Cost of revenue	206,882	179,458	27,424	15%
Sales and marketing	110,436	108,117	2,319	2%
Product development	40,619	40,910	(291)	(1)%
General and administrative	106,741	68,471	38,270	56%
Total operating expenses	464,678	396,956	67,722	17%
Income from operations	44,932	37,412	7,520	20%
Interest expense	(8,522)	(1,123)	(7,399)	659%
Other income, net	27,139	661	26,478	4,006%
Income before income taxes	63,549	36,950	26,599	72%
Provision for income taxes	15,421	17,204	(1,783)	(10)%
Net income	$48,128	$19,746	$28,382	144%
*Not meaningful

Revenue
Revenue increased by $75.2 million, or 17%, to $509.6 million in the six months ended June 30, 2025 compared to the same period in 2024. Revenue was not impacted on a constant currency basis in the six months ended June 30, 2025, compared to the same period in 2024. The increase was largely attributable to revenue recognized from Envato, which we did not have in the same period in 2024, and growth in our data offering during the period.
Our Content revenues increased by 17%, to $402.7 million in the six months ended June 30, 2025, compared to the same period in 2024. Foreign currency fluctuations did not have a significant impact on our Content revenues in the six months ended June 30, 2025. The increase in our Content revenues was driven by the contribution of Envato, which was acquired on July 22, 2024.
Our Data, Distribution, and Services revenues increased by 18%, to $106.9 million in the six months ended June 30, 2025, compared to the same period in 2024. Foreign currency fluctuations did not have a significant impact on our Data, Distribution, and Services revenues in the six months ended June 30, 2025. Data, Distribution, and Services revenues benefited from the timing of data deal revenue recognition, which fluctuates quarter-to-quarter based on the delivery of metadata to our customers, as well as growth in our Distribution and Services offerings.
Changes in our revenue by region were as follows: revenue from North America increased by $37.5 million, or 16%, to $268.1 million, revenue from Europe increased by $21.8 million, or 20%, to $130.6 million and revenue from outside Europe and North America increased by $15.9 million, or 17%, to $111.0 million, in the six months ended June 30, 2025 compared to the same period in 2024.
Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $27.4 million, or 15%, to $206.9 million in the six months ended June 30, 2025 compared to the same period in 2024. This increase was driven by increased royalty and content costs, costs associated with website hosting, hardware and software licenses, and employee related costs, and depreciation and amortization driven by the acquisition of Envato. As a percent of revenue, cost of revenue remained constant at 41% for the six months ended June 30, 2025, compared to the same period in 2024. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing.   Sales and marketing expenses increased by $2.3 million, or 2%, to $110.4 million in the six months ended June 30, 2025 compared to the same period in 2024. This increase was driven by an increase in employee-related costs driven by the Envato business, offset by a decline in performance marketing spend. In addition, there was a $1.2 million increase and a $0.2 million decrease from recurring and non-recurring Giphy Retention Compensation, respectively. As a percent of revenue, sales and marketing expenses decreased to 22% for the six months ended June 30, 2025, from 25% for the same period in 2024. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses decreased by $0.3 million, or 1%, to $40.6 million in the six months ended June 30, 2025 as compared to the same period in 2024. The decrease in product development was driven by decreases of $1.8 million and $7.1 million from recurring and non-recurring Giphy Retention Compensation expenses, respectively. This was partially offset by increases in software licenses and employee-related costs driven by the acquisition of Envato. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses increased by $38.3 million, or 56%, to $106.7 million in the six months ended June 30, 2025 compared to the same period in 2024. The increase was driven by $20.6 million associated with the Getty merger, and increases in employee-related costs driven by the acquisition of Envato and bad debt expense. This was partially offset by a decrease professional fees. In addition, there was a $0.4 million increase and a $2.2 million decrease from recurring and non-recurring Giphy Retention Compensation expenses, respectively.
Interest Expense. In the six months ended June 30, 2025 and June 30, 2024, we recognized interest expense of $8.5 million and $1.1 million, respectively related to our credit facility and the amortization of deferred financing fees. Interest expense for the six months ended June 30, 2025 increased due to borrowings under the A&R Credit Agreement entered into during the quarter ended September 30, 2024 to fund the acquisition of Envato.
Other Income, Net. During the six months ended June 30, 2025, other income, net substantially consisted of $2.0 million of interest income and $31.3 million of unrealized gains related to our investment in Meitu, Inc., partially offset by a $5.0 million expense related to the impairment of our long-term investment in an equity security, and $1.2 million of unrealized foreign currency losses. During the six months ended June 30, 2024 other income, net consisted of $1.9 million of unfavorable unrealized foreign currency fluctuations and $2.4 million of interest income. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense decreased by $1.8 million for the six months ended June 30, 2025 as compared to the same period in 2024. Our effective tax rates yielded an expense of 24.3% and 46.6% for the six months ended June 30, 2025 and 2024, respectively.
For the six months ended June 30, 2025, the net effect of discrete items decreased the effective tax rate by 4.7%. The discrete items for the six months ended June 30, 2025 relate to shortfalls on equity award vestings. Excluding discrete items, our effective tax rate would have been 29.0% for the six months ended June 30, 2025.
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

Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents totaling $116.4 million which consisted primarily of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our A&R Credit Agreement dated July 22, 2024.
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
Dividends
We declared and paid cash dividends of $0.66 per share of common stock, or $23.1 million during the six months ended June 30, 2025.
On July 21, 2025, our Board of Directors declared a quarterly cash dividend of $0.33 per share of outstanding common stock payable on September 18, 2025 to stockholders of record at the close of business on September 4, 2025. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of June 30, 2025, we have repurchased approximately 5.5 million shares of our common stock under the Share Repurchase Program at an average per-share cost of $48.86. During the three and six months ended June 30, 2025, we did not repurchase shares of our common stock. During the three and six months ended June 30, 2024, we repurchased approximately 517,000 shares of our common stock at an average cost of $39.83. As of June 30, 2025, we had $30 million of remaining authorization for repurchases under the Share Repurchase Program.
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
As of June 30, 2025, we had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of our activities, which are customary for this type of credit facility. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of June 30, 2025, we were in compliance with these covenants.
Our outstanding debt (in thousands) is reflected in the table below. We classify the Revolver as a current liability since we could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.
Our debt consists of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,108	3,106
Non-Current Debt:
Term Loan - A&R Credit Agreement	118,119	119,598
Based on Level 2 inputs, the carrying value of our debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three and six months ended June 30, 2025, we recognized interest expense of $4.2 million and $8.5 million, respectively. As of June 30, 2025, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.6 million.
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
As of June 30, 2025, we had approximately $29 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of June 30, 2025, we had approximately $33 million in operating lease obligations with lease payments extending through 2029.
See Note 16 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of June 30, 2025.
Cash Flows
The following table summarizes our cash flow data for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$52,083	$36,265
Net cash used in investing activities	$(26,199)	$(8,227)
Net cash used in financing activities	$(29,699)	$(50,778)
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
Net cash provided by operating activities was $52.1 million for the six months ended June 30, 2025, compared to Net cash provided by operating activities of $36.3 million for the six months ended June 30, 2024. In the six months ended June 30, 2025, operating cash flows included a $35.7 million decrease in the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows.
Operating cash flows for the six months ended June 30, 2024 included the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2025 was $26.2 million, consisting primarily of (i) capital expenditures of $22.1 million for internal-use software and website development costs and purchases of software and equipment; and (ii) $5.0 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by $0.9 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the six months ended June 30, 2024 was $8.2 million, consisting primarily of (i) capital expenditures of $23.5 million for internal-use software and website development costs and purchases of software and equipment, (ii) $19.5 million used in the acquisition of Backgrid, net of cash acquired, and (iii) $1.8 million paid to acquire the rights to distribute certain digital content in perpetuity. These cash outflows were partially offset by (i) $36.5 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2025 was $29.7 million, consisting of (i) $23.1 million, related to the payment of the quarterly cash dividend; (ii) $5.0 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (ii) $1.6 million used for the repayment of our Credit Facility.
Cash used in financing activities in the six months ended June 30, 2024 was $50.8 million, consisting of (i) $21.3 million related to the payment of the quarterly cash dividend; (ii) $20.6 million paid in connection with the repurchase of common stock under our 2023 Share Repurchase Program; and (iii) $8.9 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-GAAP Financial Measures (in thousands):
Adjusted net income	$42,872	$35,897	$79,164	$69,018
Adjusted EBITDA	$82,236	$62,072	$145,600	$118,049
Adjusted free cash flow	$17,498	$36,184	$40,882	$47,430
Revenue growth on a constant currency basis	20%	6%	17%	3%

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
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the three months ended June 30, 2025, the Company also incurred $4.3 million, of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and are not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.

Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, impairment loss on long-term investment, Giphy Retention Compensation Expense - non-recurring, unrealized gains and losses on investments, severance costs associated with strategic workforce optimizations, costs incurred associated with the Getty merger, and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$29,440	$3,625	$48,128	$19,746
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	15,625	14,976	33,509	26,126
Tax effect of non-cash equity-based compensation(1)(2)	(3,672)	2,835	(7,875)	215
Acquisition-related amortization expense(3)	9,581	9,163	19,278	18,326
Tax effect of acquisition-related amortization expense(1)	(2,252)	(2,153)	(4,531)	(4,306)
Impairment loss on long-term investment	5,000	—	5,000	—
Giphy Retention Compensation Expense - non-recurring	438	4,715	1,005	11,544
Tax effect of Giphy Retention Compensation Expense - non-recurring(1)	(103)	(1,108)	(236)	(2,713)
Merger related costs	8,710	—	20,571	—
Tax effect of Merger related costs(1)	(1,960)	—	(4,629)	—
Other(4)	(17,908)	3,907	(30,988)	141
Tax effect of other(1)	(27)	(63)	(68)	(61)
Adjusted net income	$42,872	$35,897	$79,164	$69,018

Net income per diluted common share	$0.82	$0.10	$1.35	$0.55
Adjusted net income per diluted common share	$1.19	$1.00	$2.22	$1.92

Weighted average diluted shares	35,958	35,982	35,642	36,023
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)The tax effect of non-cash equity-based compensation in 2024 includes a $6.3 million add-back for the reduction of deferred tax assets associated with the expiration of performance-based stock options and restricted stock units granted the Company’s Founder and Executive Chairman in 2014. The performance-based metrics were not met, the awards were not exercisable, and the Company recognized a non-cash tax expense for the change in deferred taxes.
(3)Of these amounts, $8.9 million and $8.2 million are included in cost of revenue for the three months ended June 30, 2025 and 2024, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.
(4)Other consists of unrealized gains and losses on investments and severance costs associated with strategic workforce optimizations.

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, Giphy Retention Compensation Expense - non-recurring, costs incurred associated with the Getty merger, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, impairment loss on long-term investment, unrealized gains and losses on investments, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$29,440	$3,625	$48,128	$19,746
Add / (less) Non-GAAP adjustments:
Interest expense	4,224	561	8,522	1,123
Interest income	(1,077)	(1,348)	(2,012)	(2,391)
Provision for income taxes	13,691	12,935	15,421	17,204
Depreciation and amortization	22,611	21,433	45,282	42,696
EBITDA	$68,889	$37,206	$115,341	$78,378

Non-cash equity-based compensation	15,625	14,976	33,509	26,126
Giphy Retention Compensation Expense - non-recurring	438	4,715	1,005	11,544
Merger related costs	8,710	—	20,571	—
Foreign currency loss	1,482	1,268	1,162	1,860
Unrealized (gain) / loss on investment	(18,029)	3,625	(31,289)	(130)
Workforce optimization - severance	121	282	301	271
Impairment loss on long-term investment	5,000	—	5,000	—
Adjusted EBITDA	$82,236	$62,072	$145,600	$118,049

Revenue	$266,990	$220,053	$509,610	$434,368
Net income margin	11.0%	1.6%	9.4%	4.5%
Adjusted EBITDA margin	30.8%	28.2%	28.6%	27.2%
Revenue Growth (including by product offering) on a Constant Currency Basis
We define revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reported revenue (in thousands)	$266,990	$220,053	$509,610	$434,368
Revenue growth	21%	5%	17%	2%
Revenue growth on a constant currency basis	20%	6%	17%	3%

Content reported revenue (in thousands)	$199,796	$169,951	$402,684	$343,781
Content revenue growth	18%	(9)%	17%	(10)%
Content revenue growth on a constant currency basis	16%	(9)%	17%	(9)%

Data, Distribution, and Services reported revenue (in thousands)	$67,194	$50,102	$106,926	$90,587
Data, Distribution, and Services revenue growth	34%	129%	18%	110%
Data, Distribution, and Services revenue growth on a constant currency basis	35%	129%	18%	110%

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
The following is a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow information:	(in thousands)
Net cash provided by operating activities	$26,836	$27,965	$52,083	$36,265
Net cash (used in) / provided by investing activities	$(14,965)	$8,301	$(26,199)	$(8,227)
Net cash used in financing activities	$(13,878)	$(32,149)	$(29,699)	$(50,778)

Adjusted free cash flow:
Net cash provided by operating activities	$26,836	$27,965	$52,083	$36,265
Capital expenditures	(11,312)	(9,075)	(22,120)	(23,536)
Content acquisitions	(4,081)	(827)	(4,978)	(1,821)
Cash received related to Giphy Retention Compensation	369	18,121	861	36,522
Merger related costs	5,686	—	$15,036	$—
Adjusted Free Cash Flow	$17,498	$36,184	$40,882	$47,430

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 26% and 28% for the six months ended June 30, 2025 and 2024, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the six months ended June 30, 2025, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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

Our historical revenue by currency is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$38,381	€34,717	$32,544	€30,143	$76,497	€70,569	$65,824	€60,852
British pounds	13,762	£10,346	14,550	£11,560	28,465	£22,025	28,871	£22,919
All other non-U.S. currencies(1)	12,725		13,018		25,414		26,201
Total foreign currency	64,868		60,112		130,376		120,896
U.S. dollar	202,122		159,941		379,234		313,472
Total revenue	$266,990		$220,053		$509,610		$434,368
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
Amounts borrowed under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread adjustment of 0.100%. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of June 30, 2025.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II.     OTHER INFORMATION
Item 1.        Legal Proceedings.
Although we are not currently a party to any material pending litigation (except as described below), from time to time, third parties assert claims against us regarding intellectual property rights, employment matters, privacy issues and other matters arising during the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Since the definitive proxy statement filed with the SEC on April 30, 2025 (the “Proxy Statement”), two complaints have been filed against Shutterstock and each member of Shutterstock’s board of directors (the “Individual Defendants”). The two complaints are captioned as follows: Johnson v. Shutterstock, Inc., et al., 682860/2025 (filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Johnson Action”) and Weiss v. Shutterstock, Inc., et al., 652853/2025 at ECF No. 1, filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Weiss Action”, and together with the Johnson Action, the “Stockholder Actions”). The Stockholder Actions allege that, among other things, the Proxy Statement contains false and misleading and/or incomplete information regarding the Merger. The Stockholder Actions assert claims for (i) negligent misrepresentation and concealment, and (ii) negligence in connection with the filing of the allegedly false and misleading Proxy Statement. The Stockholder Actions seek an injunction enjoining the consummation of the Merger unless and until the Individual Defendants disclose the allegedly omitted material information, in the event that the Merger are consummated, rescission of the Merger and awarding actual and punitive damages to plaintiff, and an award of attorneys’ and experts’ fees.
In addition to the Stockholder Actions, beginning on April 25, 2025, certain purported stockholders of Shutterstock and Getty Images sent demand letters (the “Demand Letters”, and together with the Stockholder Actions, the “Matters”) alleging similar deficiencies regarding the disclosures made in the Proxy Statement and seeking additional disclosures to address those alleged deficiencies.
Shutterstock believes it has substantial defenses in connection with the Matters and no supplemental disclosure is required under applicable law. However, in order to avoid the risk that the Matters may delay or otherwise adversely affect the implementation of the Merger, to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Shutterstock has determined to voluntarily supplement the Proxy Statement as described in the Current Report on Form 8-K filed with the SEC on May 30, 2025, to provide additional information to Shutterstock stockholders. Nothing in said Current Report on Form 8-K shall be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth therein or in the Proxy Statement. To the contrary, Shutterstock denies all allegations in the Matters that any additional disclosure was or is required.

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended June 30, 2025, there were no material changes to these risk factors as described in our 2024 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 4.        Mine Safety Disclosures.
None.

Item 5.    Other Information.
(c) Insider Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

SHUTTERSTOCK, INC.

Dated: July 29, 2025	By:	/s/ Rik Powell
Rik Powell
Chief Financial Officer
(Principal Financial Officer)

Dated: July 29, 2025	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)