Form 10-Q
period 2025-09-30
Shutterstock, Inc.
filed 2025-11-05
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
As of October 31, 2025, 35,513,216 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2025

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$165,536	$111,251
Accounts receivable, net of allowance of $3,726 and $3,101	125,189	95,225
Prepaid expenses and other current assets	46,040	49,482
Total current assets	336,765	255,958
Property and equipment, net	62,723	66,400
Right-of-use assets	11,763	13,956
Intangible assets, net	227,107	248,477
Goodwill	574,594	569,668
Deferred tax assets, net	51,867	70,982
Other assets	110,780	83,715
Total assets	$1,375,599	$1,309,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,944	$9,221
Accrued expenses	122,738	126,643
Contributor royalties payable	105,038	81,076
Deferred revenue	211,565	225,489
Debt	158,109	158,106
Other current liabilities	19,592	24,751
Total current liabilities	630,986	625,286
Deferred tax liability, net	1,625	2,174
Long-term debt	117,379	119,598
Lease liabilities	19,125	23,365
Other non-current liabilities	12,123	20,383
Total liabilities	781,238	790,806
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 41,024 and 40,395 shares issued and 35,503 and 34,874 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	410	403
Treasury stock, at cost; 5,521 shares as of September 30, 2025 and December 31, 2024	(269,804)	(269,804)
Additional paid-in capital	505,750	468,390
Accumulated other comprehensive loss	(4,889)	(16,841)
Retained earnings	362,894	336,202
Total stockholders’ equity	594,361	518,350
Total liabilities and stockholders’ equity	$1,375,599	$1,309,156
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$260,094	$250,588	$769,704	$684,956

Operating expenses:
Cost of revenue	102,558	104,405	309,440	283,863
Sales and marketing	59,358	55,403	169,794	163,520
Product development	22,374	28,610	62,993	69,520
General and administrative	43,313	44,021	150,054	112,492
Total operating expenses	227,603	232,439	692,281	629,395
Income from operations	32,491	18,149	77,423	55,561
Interest expense	(4,226)	(4,451)	(12,748)	(5,574)
Other income, net	3,138	3,829	30,277	4,490
Income before income taxes	31,403	17,527	94,952	54,477
Provision / (benefit) for income taxes	18,016	(88)	33,437	17,116
Net income	$13,387	$17,615	$61,515	$37,361

Earnings per share:
Basic	$0.38	$0.50	$1.75	$1.05
Diluted	$0.37	$0.50	$1.71	$1.04

Weighted average common shares outstanding:
Basic	35,484	35,174	35,213	35,486
Diluted	36,642	35,472	35,979	35,838
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$13,387	$17,615	$61,515	$37,361
Foreign currency translation (loss) / gain	(2,360)	4,260	11,952	2,480
Other comprehensive (loss) / income	(2,360)	4,260	11,952	2,480
Comprehensive income	$11,027	$21,875	$73,467	$39,841

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) / Income	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2025	40,808	$407	5,521	$(269,804)	$496,883	$(2,529)	$361,206	$586,163
Equity-based compensation	—	—	—	—	12,962	—	—	12,962
Issuance of common stock in connection with employee stock option exercises and RSU vesting	420	5	—	—	(5)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(204)	(2)	—	—	(4,090)	—	—	(4,092)
Cash dividends paid	—	—	—	—	—	—	(11,699)	(11,699)
Other comprehensive loss	—	—	—	—	—	(2,360)	—	(2,360)
Net income	—	—	—	—	—	—	13,387	13,387
Balance at September 30, 2025	41,024	$410	5,521	$(269,804)	$505,750	$(4,889)	$362,894	$594,361

Three Months Ended September 30, 2024
Balance at June 30, 2024	40,286	$402	4,927	$(248,805)	$441,497	$(13,754)	$341,072	$520,412
Equity-based compensation	—	—	—	—	15,094	—	—	15,094
Issuance of common stock in connection with employee stock option exercises and RSU vesting	163	1	—	—	(1)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(78)	—	—	—	(2,856)	—	—	(2,856)
Repurchase of treasury shares	—	—	594	(20,999)	—	—	—	(20,999)
Cash dividends paid	—	—	—	—	—	—	(10,611)	(10,611)
Other comprehensive income	—	—	—	—	—	4,260	—	4,260
Net income	—	—	—	—	—	—	17,615	17,615
Balance at September 30, 2024	40,371	$403	5,521	$(269,804)	$453,734	$(9,494)	$348,076	$522,915

Nine Months Ended September 30, 2025
Balance at December 31, 2024	40,395	$403	5,521	$(269,804)	$468,390	$(16,841)	$336,202	$518,350
Equity-based compensation	—	—	—	—	46,471	—	—	46,471
Issuance of common stock in connection with employee stock option exercises and RSU vesting	1,093	11	—	—	(11)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(464)	(4)	—	—	(9,100)	—	—	(9,104)
Cash dividends paid	—	—	—	—	—	—	(34,823)	(34,823)
Other comprehensive income	—	—	—	—	—	11,952	—	11,952
Net income	—	—	—	—	—	—	61,515	61,515
Balance at September 30, 2025	41,024	$410	5,521	$(269,804)	$505,750	$(4,889)	$362,894	$594,361

Nine Months Ended September 30, 2024
Balance at December 31, 2023	39,982	$399	4,410	$(228,213)	$424,229	$(11,974)	$342,653	$527,094
Equity-based compensation	—	—	—	—	41,220	—	—	41,220
Issuance of common stock in connection with employee stock option exercises and RSU vesting	664	6	—	—	(6)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(275)	(2)	—	—	(11,709)	—	—	(11,711)
Repurchase of treasury shares	—	—	1,111	(41,591)	—	—	—	(41,591)
Cash dividends paid	—	—	—	—	—	—	(31,938)	(31,938)
Other comprehensive income	—	—	—	—	—	2,480	—	2,480
Net income	—	—	—	—	—	—	37,361	37,361
Balance at September 30, 2024	40,371	$403	5,521	$(269,804)	$453,734	$(9,494)	$348,076	$522,915
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,515	$37,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,159	64,339
Deferred taxes	17,696	(8,766)
Non-cash equity-based compensation	46,471	41,220
Loss on impairment of long-term investment	5,000	—
Bad debt expense	1,020	(1,790)
Unrealized gain on investments, net	(34,128)	(1,688)
Changes in operating assets and liabilities:
Accounts receivable	(29,429)	8,595
Prepaid expenses and other current and non-current assets	10,114	(19,907)
Accounts payable and other current and non-current liabilities	(18,397)	(47,433)
Envato Seller Obligations	—	(45,748)
Contributor royalties payable	22,109	22,626
Deferred revenue	(19,657)	(24,129)
Net cash provided by operating activities	$130,473	$24,680

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(32,542)	(38,297)
Business combination, net of cash acquired	—	(179,071)
Cash received related to Giphy Retention Compensation	1,234	63,444
Acquisition of content	(6,127)	(2,473)
Security deposit payment	(3)	277
Net cash used in investing activities	$(37,438)	$(156,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of treasury shares	—	(41,591)
Cash paid related to settlement of employee taxes related to RSU vesting	(9,104)	(11,715)
Payment of cash dividends	(34,823)	(31,938)
Proceeds from credit facility	—	280,000
Repayment of credit facility	(2,344)	(30,000)
Payment of debt issuance costs	—	(2,200)
Net cash (used in) / provided by financing activities	$(46,271)	$162,556

Effect of foreign exchange rate changes on cash	7,521	(213)
Net increase in cash and cash equivalents	54,285	30,903

Cash and cash equivalents, beginning of period	111,251	100,490
Cash and cash equivalents, end of period	$165,536	$131,393

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$16,396	$22,295
Cash paid for interest	12,470	2,955
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
A majority of Shutterstock stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders held on June 10, 2025 (the “Shutterstock Stockholder Approval”). The Merger is subject to the satisfaction of customary closing conditions, further described below, including receipt of required regulatory approvals. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. The closing of the Merger is subject to the satisfaction or waiver of certain closing conditions, including:
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
•expiration of the applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other regulatory approvals deemed necessary or advisable including but not limited to the U.K. Competition and Markets Authority (the “CMA”). On April 2, 2025, the Company and Getty Images each received a Request for Additional Information and Documentary Material from the U.S. Department of Justice (“DOJ”) in connection with the Merger and on November 3, 2025, the Company announced that the CMA has referred the Merger to a Phase 2 review process. The Company remains committed to the proposed Merger and will continue to engage with the DOJ and the CMA and work with Getty Images to expeditiously secure the necessary clearances;

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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
•delivery of an opinion of tax counsel that the Second Merger and the Third Merger as defined in the Merger Agreement, taken together, will qualify as a “reorganization” within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended; and
•Getty Images having amended or otherwise refinanced its existing term loans and senior notes to extend the maturity of each to no earlier than February 19, 2028. On September 18, 2025, the Company and Getty Images agreed to waive this condition such that it is no longer a condition to the Merger.
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
The interim Consolidated Balance Sheet as of September 30, 2025, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 are unaudited. The Consolidated Balance Sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of September 30, 2025, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three and nine months ended September 30, 2025 and 2024. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other future annual or interim period.
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
For certain Data, Distribution, and Services transactions, the Company has $76.3 million of unbilled receivables of which $53.7 million are recorded in Accounts Receivable and $22.6 million are recorded in Other Assets, as of September 30, 2025.
During the nine months ended September 30, 2025, the Company recorded bad debt expense of $1.0 million. As of September 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was approximately $3.7 million and $3.1 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, approximately $9.5 million and $13.3 million of financing receivables, respectively, were included in accounts receivable and other assets on the Consolidated Balance Sheets.
In addition, as of September 30, 2025 two customers accounted for approximately 29% of the accounts receivable balance. As of December 31, 2024, one customer accounted for approximately 17% of the accounts receivable balance.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2025 and December 31, 2024, the Company’s combined allowance for chargebacks and sales refunds was $0.2 million and $0.3 million, respectively, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of September 30, 2025 or December 31, 2024, except as noted below.
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
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which is recorded in Other income, net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment is recorded at fair value on a recurring basis, with changes in fair value being recorded in Other income, net in the Consolidated Statement of Operations. The investment is subject to a contractual sale restriction that limits the sale or transfer of the investment for a period of 3 years, ending March 2027. Its fair value level hierarchy and amount at September 30, 2025 are as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
Level 1	$53,354	$17,290

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Other Long-Term Investments
In connection with its Data, Distribution, and Services business, the Company may receive equity instruments in addition to cash for revenue contract consideration. As of September 30, 2025 and December 31, 2024, the Company had $30.5 million and $24.0 million, respectively, recorded in Other Assets in the Consolidated Balance Sheet from equity instruments received. The Company estimated the value of these equity instruments based on issuers’ recent market transactions at the time the instruments were received from the customers. The Company will use the measurement alternative for fair value since the equity instruments do not have a readily determinable fair value and will report the instruments at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the three and nine months ended September 30, 2025 and 2024, respectively, as if the Envato and Backgrid acquisitions had been completed on January 1, 2023. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
As Reported	$260,094	$250,588	$769,704	$684,956
Pro Forma	260,094	261,610	769,704	795,085
Income before income taxes
As Reported	$31,403	$17,527	$94,952	$54,477
Pro Forma	31,403	21,245	94,952	69,812

(6) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
Computer equipment and software	$383,677	$351,062
Furniture and fixtures	11,120	11,016
Leasehold improvements	20,823	20,451
Property and equipment	415,620	382,529
Less accumulated depreciation	(352,897)	(316,129)
Property and equipment, net	$62,723	$66,400

Depreciation and amortization expense related to property and equipment was $11.0 million and $10.7 million for the three months ended September 30, 2025 and 2024, respectively, and $32.5 million and $31.4 million for the nine months ended September 30, 2025 and 2024, respectively. Cost of revenues included depreciation and amortization expense of $10.6 million and $10.3 million for the three months ended September 30, 2025 and 2024, respectively, and $31.5 million and $30.2 million for the nine months ended September 30, 2025 and 2024, respectively. General and administrative expense included depreciation and amortization expense of $0.4 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $10.4 million and $9.2 million for the three months ended September 30, 2025 and 2024, respectively, and $30.7 million and $27.8 million for the nine months ended September 30, 2025 and 2024, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $10.4 million and $10.0 million for the three months ended September 30, 2025 and 2024, respectively, and $30.8 million and $29.3 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of September 30, 2025 and December 31, 2024, the Company had capitalized internal-use software of $57.7 million and $57.8 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(7) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the nine months ended September 30, 2025.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the nine months ended September 30, 2025 (in thousands):

Goodwill
Balance as of December 31, 2024	$569,668
Envato measurement period adjustment	1,588
Foreign currency translation adjustment	3,338
Balance as of September 30, 2025	$574,594

Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025				As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$106,512	$(42,880)	$63,632	11	$103,130	$(34,847)	$68,283
Trade name	69,695	(17,667)	52,028	11	68,980	(12,941)	56,039
Developed technology	179,884	(107,141)	72,743	5	176,560	(86,140)	90,420
Acquired content	81,101	(42,463)	38,638	8	69,574	(35,917)	33,657
Patents	259	(193)	66	18	259	(181)	78
Total	$437,451	$(210,344)	$227,107		$418,503	$(170,026)	$248,477

Amortization expense was $11.9 million and $10.9 million for the three months ended September 30, 2025 and 2024, respectively, and $35.6 million and $32.9 million for the nine months ended September 30, 2025 and 2024, respectively. Cost of revenue included amortization expense of $10.4 million and $9.4 million for the three months ended September 30, 2025 and 2024, respectively, and $31.1 million and $29.4 million for the nine months ended September 30, 2025 and 2024, respectively. General and administrative expense included amortization expense of $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $4.6 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $11.8 million for the remaining three months of 2025, $45.2 million in 2026, $38.8 million in 2027, $36.0 million in 2028, $29.3 million in 2029, $17.9 million in 2030 and $48.1 million thereafter.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(8) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Compensation	$40,016	$46,753
Non-income taxes	41,683	43,171
Website hosting and marketing fees	8,157	9,568
Other expenses	32,882	27,151
Total accrued expenses	$122,738	$126,643
As of September 30, 2025 and December 31, 2024, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. Approximately $2.6 million and $5.8 million of severance costs associated with workforce optimization is included within accrued expenses as of September 30, 2025 and December 31, 2024, respectively.

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
As of September 30, 2025, the Company had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of the Company’s activities, which are customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of September 30, 2025, the Company was in compliance with these covenants.
The Company’s outstanding debt (in thousands) is reflected in the table below. The Company classifies the Revolver as a current liability since the Company could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)

	As of September 30, 2025	As of December 31, 2024
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,109	3,106
Non-Current Debt:
Term Loan - A&R Credit Agreement	117,379	119,598
Based on Level 2 inputs, the carrying value of the Company’s debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three and nine months ended September 30, 2025, the Company recognized interest expense of $4.2 million and $12.7 million, respectively. As of September 30, 2025, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.6 million.

(10) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 216,000 and 85,000 shares of common stock during the three months ended September 30, 2025 and 2024, respectively, related to the exercise of stock options and the vesting of restricted stock units.
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
As of September 30, 2025, the Company has repurchased approximately 5.5 million shares of common stock in total since 2015 under the share repurchase programs (including the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86. During the three and nine months ended September 30, 2025, the Company did not repurchase any shares of common stock. During the three and nine months ended September 30, 2024, the Company repurchased approximately 594,400 and 1,111,500 shares of its common stock at an average cost of $35.33 and $37.42, respectively, under the 2023 Share Repurchase Program. As of September 30, 2025, the Company had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
Dividends
The Company declared and paid cash dividends of $0.33 and $0.99 per share of common stock, or $11.7 million and $34.8 million during the three and nine months ended September 30, 2025, respectively, and $0.30 and $0.90 per share of common stock, or $10.6 million and $31.9 million, during the three and nine months ended September 30, 2024, respectively. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.

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

The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$528	$443	$1,456	$967
Sales and marketing	2,098	3,226	6,912	8,404
Product development	3,370	2,745	9,811	9,201
General and administrative	6,966	8,680	28,292	22,648
Total	$12,962	$15,094	$46,471	$41,220
For the three and nine months ended September 30, 2025 and 2024, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Stock Option Awards
During the nine months ended September 30, 2025, no options to purchase shares of its common stock were granted. As of September 30, 2025, there were approximately 264,000 options vested and exercisable with a weighted average exercise price of $32.95.
Restricted Stock Unit Awards
During the nine months ended September 30, 2025, the Company had RSU grants, net of forfeitures, of approximately 2,651,000. As of September 30, 2025, there are approximately 4,453,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $25.36. As of September 30, 2025, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $74.9 million, which is expected to be recognized through 2029.
During the nine months ended September 30, 2025 and 2024, shares of common stock with an aggregate value of $9.1 million and $11.7 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
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
The Company’s revenues by product offering for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Content	$194,426	$203,713	$597,110	$547,494
Data, Distribution, and Services	65,668	46,875	172,594	137,462
Total Revenue	$260,094	$250,588	$769,704	$684,956
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The September 30, 2025 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $201.5 million of total revenue recognized for the nine months ended September 30, 2025 was reflected in deferred revenue as of December 31, 2024. In addition, as of September 30, 2025, the Company has approximately $30.1 million of contracted but unsatisfied performance obligations relating primarily to our data deal offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period. In certain of the Company’s data deal contracts, the Company has provided customers with the right to cancel and has estimated a refund reserve. Should these cancellation rights not be exercised, this refund reserve would convert to revenue. For the nine months ended September 30, 2025, the Company recognized $4.9 million of revenue from the reversal of refund reserves. As of September 30, 2025, the Company does not have a refund reserve liability. As of December 31, 2024, the total refund reserve related to these contracts is $7.3 million and $5.7 million and is recorded in Other current liabilities and Other non-current liabilities, respectively.
(12) Other Income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency (loss) / gain	$(571)	$1,185	$(1,733)	$(675)
Impairment of long-term investment	—	—	(5,000)	—
Interest income, unrealized gain on investments, and other	3,709	2,644	37,010	5,165
Total other income, net	$3,138	$3,829	$30,277	$4,490

(13) Income Taxes
The Company’s effective tax rates yielded a net expense of 57.4% and a net benefit of 0.5% for the three months ended September 30, 2025 and 2024, respectively, and a net expense of 35.2% and 31.4% for the nine months ended September 30, 2025 and 2024, respectively.
During the three and nine months ended September 30, 2025, the net effect of discrete items decreased the effective tax rate by 19.5% and 9.6%, respectively. The discrete items for the three months ended September 30, 2025, primarily relate to a decrease in the valuation allowance and a release of an uncertain tax position. The discrete items for the nine months ended September 30, 2025, primarily relate to a decrease in the valuation allowance and a release of an uncertain tax position, partially offset by shortfalls on equity award vestings. Excluding discrete items, the Company’s effective tax rate would have been 76.9% and 44.8% for the three and nine months ended September 30, 2025, respectively.
During the three and nine months ended September 30, 2024, the net effect of discrete items decreased the effective tax rate by 32.9% and increased the effective tax rate by 8.2%, respectively. The discrete items for the three months ended September 30, 2024 relate to the reversal of unrecognized tax benefits of $7.3 million due to the settlement of an IRS audit. The

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
discrete items for the nine months ended September 30, 2024, primarily relate to shortfalls on equity award vestings and a one time charge of $6.3 million related to the reversal of a deferred tax asset resulting from the expiration of equity awards granted to the Company’s Founder and Executive Chairman. Excluding discrete items, the Company’s effective tax rate would have been 32.4% and 23.2% for the three and nine months ended September 30, 2024, respectively.
The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding a loss jurisdiction with no tax benefit and the application of discrete items, if any, in the applicable period.
During the three and nine months ended September 30, 2025, additions to unrecognized tax benefits recorded were not significant. During the three and nine months ended September 30, 2025, the Company reversed $2.8 million of unrecognized tax benefits due to a lapse in statute. During the three and nine months ended 2024, the Company recorded additions to unrecognized tax benefits of $4.4 million and $5.0 million, respectively. To the extent the remaining unrecognized tax benefits are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2025 and 2024.
During the nine months ended September 30, 2025 and 2024, the Company paid net cash taxes of $16.4 million and $22.3 million, respectively.
On July 4, 2025, new tax legislation known as the “One Big Beautiful Bill Act”, or “OBBBA”, was signed into law. The effects of the new law are reflected in the consolidated financial statements as of and for the periods ended September 30, 2025
(14) Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$13,387	$17,615	$61,515	$37,361
Shares used to compute basic net income per share	35,484	35,174	35,213	35,486
Dilutive potential common shares
Stock options	—	27	—	53
Unvested restricted stock awards	1,158	271	766	299
Shares used to compute diluted net income per share	36,642	35,472	35,979	35,838
Basic net income per share	$0.38	$0.50	$1.75	$1.05
Diluted net income per share	$0.37	$0.50	$1.71	$1.04

Dilutive shares included in the calculation	3,663	1,304	2,683	1,238
Anti-dilutive shares excluded from the calculation	1,164	1,679	1,689	1,446

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

The following table reconciles the company’s revenues and significant operating expense categories used to evaluate the business and allocate resources to Net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$260,094	$250,588	$769,704	$684,956
Less:
Technology costs	22,892	18,170	63,584	50,191
Advertising costs	23,892	19,669	67,320	65,066
Adjusted cost of revenue[1]	91,181	93,964	275,474	254,180
Adjusted sales and marketing[1]	33,929	34,276	98,470	94,549
Adjusted product and development[1]	16,319	26,590	49,350	64,360
Adjusted general and administrative[1]	39,390	39,770	138,083	101,049
Total operating expenses	227,603	232,439	692,281	629,395
Income from operations	32,491	18,149	77,423	55,561
Interest expense	(4,226)	(4,451)	(12,748)	(5,574)
Other income, net	3,138	3,829	30,277	4,490
Income before income taxes	31,403	17,527	94,952	54,477

Provision for income taxes	18,016	(88)	33,437	17,116
Net income	$13,387	$17,615	$61,515	$37,361
1Excludes technology and advertising costs
The following represents the Company’s depreciation and amortization by expense category:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Cost of revenue	$21,028	$19,652	$62,574	$59,613
General and administrative	1,849	1,991	5,585	4,726
Total depreciation and amortization	$22,877	$21,643	$68,159	$64,339
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$142,808	$120,541	$410,900	$351,088
Europe	63,606	69,456	194,174	178,229
Rest of the world	53,680	60,591	164,630	155,639
Total revenue	$260,094	$250,588	$769,704	$684,956

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The United States, included in North America in the above table, accounted for 44% and 48% of consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of September 30,	As of December 31,
	2025	2024
North America	$34,458	$45,354
Europe	17,859	17,175
Rest of the world	10,406	3,871
Total long-lived tangible assets	$62,723	$66,400
The United States, included in North America in the above table, accounted for 51% and 64% of total long-lived tangible assets as of September 30, 2025 and December 31, 2024, respectively. Ireland, included in Europe in the above table, accounted for 23% and 20% of total long-lived tangible assets as of September 30, 2025 and December 31, 2024, respectively. Australia, included in Rest of the world in the above table, accounted for 17% of the total long-lived tangible assets as of September 30, 2025. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(16) Commitments and Contingencies
Unconditional purchase obligations and other obligations
As of September 30, 2025, the Company had total non-lease obligations in the amount of approximately $20.4 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2025, the Company’s non-lease obligations for the remainder of 2025 and for the years ending December 31, 2026, and 2027 were approximately $6.4 million, $11.6 million, and $2.4 million, respectively.
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
Indemnification
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification, and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the nine months ended September 30, 2025, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.
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
A majority of Shutterstock stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders held on June 10, 2025 (the “Shutterstock Stockholder Approval”). The Merger is subject to the satisfaction of customary closing conditions, further described below, including receipt of required regulatory approvals. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. The closing of the Merger is subject to the satisfaction or waiver of certain closing conditions, including:
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

•expiration of the applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other regulatory approvals deemed necessary or advisable including but not limited to the U.K. Competition and Markets Authority (the “CMA”). On April 2, 2025, the Company and Getty Images each received a Request for Additional Information and Documentary Material from the U.S. Department of Justice (“DOJ”) in connection with the Merger and on November 3, 2025, the Company announced that the CMA has referred the Merger to a Phase 2 review process. The Company remains committed to the proposed Merger and will continue to engage with the DOJ and the CMA and work with Getty Images to expeditiously secure the necessary clearances;

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

•delivery of an opinion of tax counsel that the Second Merger and the Third Merger as defined in the Merger Agreement, taken together, will qualify as a “reorganization” within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended; and

•Getty Images having amended or otherwise refinanced its existing term loans and senior notes to extend the maturity of each to no earlier than February 19, 2028. On September 18, 2025, the Company and Getty Images agreed to waive this condition such that it is no longer a condition to the Merger.

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
Subscribers, subscriber revenue and average revenue per customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Average Revenue per Customer from Giphy beginning July 2024 and Subscribers, Subscriber revenue, and Average revenue per customer from Backgrid beginning February 2025. 2025 metrics include the counts and revenues from Envato for the three and nine months ended September 30, 2025, which was acquired in July 22, 2024.
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
The following tables summarize our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024[2]	2025	2024[2]
Subscribers (end of period)[1]	1,060,000	1,105,000	1,060,000	1,105,000
Subscriber revenue (in millions)[1]	$107.2	$113.1	$325.0	$344.9

Average revenue per customer (last twelve months)[1]	$279	$254	$279	$254
Paid downloads (in millions)	111.7	112.3	345.2	330.9
________________________
1 Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Average Revenue per Customer from Giphy beginning July 2024 and Subscribers, Subscriber revenue, and Average revenue per customer from Backgrid beginning February 2025. 2025 metrics include the counts and revenues from Envato for the three and nine months ended September 30, 2025, which was acquired in July 22, 2024.
2 Subscribers and Subscriber Revenue are presented as if Envato was acquired as of the beginning of the period presented. Average revenue per customer includes Envato historical results over the last twelve month period.

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
The Company’s revenues by distribution channel for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Content	$194,426	$203,713	$597,110	$547,494
Data, Distribution, and Services	65,668	46,875	172,594	137,462
Total Revenues	$260,094	$250,588	$769,704	$684,956

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Consolidated Statements of Operations:
Revenue	$260,094	$250,588	$769,704	$684,956
Operating expenses:
Cost of revenue	102,558	104,405	309,440	283,863
Sales and marketing	59,358	55,403	169,794	163,520
Product development	22,374	28,610	62,993	69,520
General and administrative	43,313	44,021	150,054	112,492
Total operating expenses	227,603	232,439	692,281	629,395
Income from operations	32,491	18,149	77,423	55,561
Interest expense	(4,226)	(4,451)	(12,748)	(5,574)
Other income, net	3,138	3,829	30,277	4,490
Income before income taxes	31,403	17,527	94,952	54,477
Provision / (benefit) for income taxes	18,016	(88)	33,437	17,116
Net income	$13,387	$17,615	$61,515	$37,361

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	39%	42%	40%	41%
Sales and marketing	23%	22%	22%	24%
Product development	9%	11%	8%	10%
General and administrative	17%	18%	19%	16%
Total operating expenses	88%	93%	90%	92%
Income from operations	12%	7%	10%	8%
Interest expense	(2)%	(2)%	(2)%	(1)%
Other income, net	1%	2%	4%	1%
Income before income taxes	12%	7%	12%	8%
Provision / (benefit) for income taxes	7%	—%	4%	2%
Net income	5%	7%	8%	5%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended September 30, 2025 and 2024
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$260,094	$250,588	$9,506	4%
Operating expenses:
Cost of revenue	102,558	104,405	(1,847)	(2)
Sales and marketing	59,358	55,403	3,955	7
Product development	22,374	28,610	(6,236)	(22)
General and administrative	43,313	44,021	(708)	(2)
Total operating expenses	227,603	232,439	(4,836)	(2)
Income from operations	32,491	18,149	14,342	79
Interest expense	(4,226)	(4,451)	225	(5)
Other income, net	3,138	3,829	(691)	(18)
Income before income taxes	31,403	17,527	13,876	79
Provision / (benefit) for income taxes	18,016	(88)	18,104	(20,573)
Net income	$13,387	$17,615	$(4,228)	(24)%

Revenue
Revenue increased by $9.5 million, or 4%, to $260.1 million for the three months ended September 30, 2025, compared to the same period in 2024. On a constant currency basis, revenue increased 3% in the three months ended September 30, 2025, compared to the same period in 2024. The increase was partially attributable to revenue recognized from Envato, which was acquired on July 22, 2024, and growth in our data offering during the period.
Our Content revenues decreased by 5%, to $194.4 million in the three months ended September 30, 2025, compared to the same period in 2024. Content revenue was not impacted on a constant currency basis in the three months ended September 30, 2025, compared to the same period in 2024. During the three months ended September 30, 2025, the reduction in our Content revenue was driven by weakness in new customer acquisition, partially offset by the contribution of Envato, which was acquired on July 22, 2024.
Our Data, Distribution, and Services revenues increased by 40%, to $65.7 million in the three months ended September 30, 2025, compared to the same period in 2024. Data, Distribution, and Services revenues were not impacted on a constant currency basis in the three months ended September 30, 2025, compared to the same period in 2024. The increase in Data, Distribution, and Services revenues was primarily driven by growth in our data offering, which grew 65% in the three months ended September 30, 2025 compared to the same period in 2024.
Changes in our revenue by region were as follows: revenue from North America increased by $22.3 million, or 18%, to $142.8 million, revenue from Europe decreased by $5.9 million, or 8%, to $63.6 million and revenue from outside Europe and North America decreased by $6.9 million, or 11%, to $53.7 million, in the three months ended September 30, 2025 compared to the same period in 2024.
Costs and Expenses
Cost of Revenue. Cost of revenue decreased by $1.8 million to $102.6 million in the three months ended September 30, 2025 compared to the same period in 2024. This decrease was driven by decreased royalties, content expenses, and recurring and non-recurring Giphy Retention Compensation. These amounts were partially offset by an increase in employee-related costs and website hosting fees, primarily driven by the acquisition of Envato. As a percentage of revenue, cost of revenue decreased to 39% for the three months ended September 30, 2025, from 42% for the same period in 2024. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.
Sales and Marketing. Sales and marketing expenses increased by $4.0 million, or 7%, to $59.4 million in the three months ended September 30, 2025 compared to the same period in 2024. This was driven by an increase in brand and performance-based marketing expenses. In addition, there was a $1.3 million decrease from non-recurring Giphy Retention Compensation and a $0.3 million increase from recurring Giphy Retention Compensation expenses. As a percentage of revenue, sales and marketing expenses increased to 23% for the three months ended September 30, 2025, from 22% for the same period in 2024. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $6.2 million to $22.4 million in the three months ended September 30, 2025 compared to the same period in 2024. The decrease in product development was driven by decreases of $0.6 million and $8.2 million from recurring and non-recurring Giphy Retention Compensation expenses, respectively. This was partially offset by increases in software licenses and consultant expenses driven by the acquisition of Envato. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses decreased by $0.7 million to $43.3 million in the three months ended September 30, 2025 compared to the same period in 2024. This decrease was driven by decreases in professional fees, which were incurred as part of the acquisition of Envato in 2024, and employee-related costs. In addition, there was a $0.1 million increase and a $0.3 million decrease from recurring and non-recurring Giphy Retention Compensation expenses, respectively. The decrease was partially offset by $7.1 million of expenses associated with the Getty merger.
Interest Expense. In the three months ended September 30, 2025 and September 30, 2024, we recognized interest expense of $4.2 million and $4.5 million, respectively, related to our credit facility and the amortization of deferred financing fees. Interest expense for the three months ended September 30, 2025 decreased due to lower interest rates in the three months ended September 30, 2025 as compared to the same period in 2024.
Other Income, Net. In the three months ended September 30, 2025, other income, net was driven by $2.8 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income, net had $0.9 million of interest income and $0.6 million of unrealized foreign currency losses. In the three months ended September 30, 2024, other income, net was primarily driven by $1.6 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income, net had $1.1 million of interest income and $1.2 million of unrealized foreign currency gains. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. The income tax expense increased by $18.1 million for the three months ended September 30, 2025, compared to the same period in 2024. Our effective tax rates were a net expense of 57.4% and a net benefit of 0.5% for the three months ended September 30, 2025 and 2024, respectively.
For the three months ended September 30, 2025, the net effect of discrete items decreased the effective tax rate by 19.5%. The discrete items for the three months ended September 30, 2025 primarily relate to a decrease in the valuation allowance and a release of an uncertain tax position. Excluding discrete items, our effective tax rate would have been 76.9% for the three months ended September 30, 2025.

For the three months ended September 30, 2024, the net effect of discrete items decreased the effective tax rate by 32.9%. The discrete items for the three months ended September 30, 2024 relate to reversal of unrecognized tax benefits of $7.3 million due to the settlement of an IRS audit. Excluding discrete items, our effective tax rate would have been 32.4% for the three months ended September 30, 2024.
As we continue to expand our operations outside of the United States, we have been and may continue to become subject to taxation in additional non-U.S. jurisdictions and our effective tax rate could fluctuate accordingly.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$769,704	$684,956	$84,748	12%
Operating expenses:
Cost of revenue	309,440	283,863	25,577	9%
Sales and marketing	169,794	163,520	6,274	4%
Product development	62,993	69,520	(6,527)	(9)%
General and administrative	150,054	112,492	37,562	33%
Total operating expenses	692,281	629,395	62,886	10%
Income from operations	77,423	55,561	21,862	39%
Interest expense	(12,748)	(5,574)	(7,174)	129%
Other income, net	30,277	4,490	25,787	574%
Income before income taxes	94,952	54,477	40,475	74%
Provision for income taxes	33,437	17,116	16,321	95%
Net income	$61,515	$37,361	$24,154	65%
*Not meaningful

Revenue
Revenue increased by $84.7 million, or 12%, to $769.7 million in the nine months ended September 30, 2025 compared to the same period in 2024. Revenue was not impacted on a constant currency basis in the nine months ended September 30, 2025, compared to the same period in 2024. The increase was largely attributable to revenue recognized from Envato, which was acquired on July 22, 2024, and growth in our data offering during the period.
Our Content revenues increased by 9%, to $597.1 million in the nine months ended September 30, 2025, compared to the same period in 2024. Foreign currency fluctuations did not have a significant impact on our Content revenues in the nine months ended September 30, 2025. The increase in our Content revenues was driven by the contribution of Envato, which was acquired on July 22, 2024.
Our Data, Distribution, and Services revenues increased by 26%, to $172.6 million in the nine months ended September 30, 2025, compared to the same period in 2024. Foreign currency fluctuations did not have a significant impact on our Data, Distribution, and Services revenues in the nine months ended September 30, 2025. Data, Distribution, and Services revenues benefited from the timing of data deal revenue recognition, which fluctuates quarter-to-quarter based on the delivery of metadata to our customers, as well as growth in our Distribution and Services offerings.
Changes in our revenue by region were as follows: revenue from North America increased by $59.8 million, or 17%, to $410.9 million, revenue from Europe increased by $15.9 million, or 9%, to $194.2 million and revenue from outside Europe and North America increased by $9.0 million, or 6%, to $164.6 million, in the nine months ended September 30, 2025 compared to the same period in 2024.
Costs and Expenses
Cost of Revenue.   Cost of revenue increased by $25.6 million, or 9%, to $309.4 million in the nine months ended September 30, 2025 compared to the same period in 2024. This increase was driven by increased royalty and content costs, costs associated with website hosting, hardware and software licenses, and employee related costs, and depreciation and amortization driven by the acquisition of Envato. These increases were partially offset by decreases in recurring and non-recurring Giphy Retention Compensation expenses. As a percent of revenue, cost of revenue decreased to 40% for the nine months ended September 30, 2025, from 41% for the same period in 2024. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing.   Sales and marketing expenses increased by $6.3 million, or 4%, to $169.8 million in the nine months ended September 30, 2025 compared to the same period in 2024. This increase was driven by an increase in employee-related costs driven by the Envato business and performance marketing spend. In addition, there was a $1.4 million increase and a $1.5 million decrease from recurring and non-recurring Giphy Retention Compensation, respectively. As a percent of revenue, sales and marketing expenses decreased to 22% for the nine months ended September 30, 2025, from 24% for the same period in 2024. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.   Product development expenses decreased by $6.5 million, or 9%, to $63.0 million in the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease in product development was driven by decreases of $2.4 million and $15.4 million from recurring and non-recurring Giphy Retention Compensation expenses, respectively. This was partially offset by increases in software licenses and employee-related costs driven by the acquisition of Envato. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.   General and administrative expenses increased by $37.6 million, or 33%, to $150.1 million in the nine months ended September 30, 2025 compared to the same period in 2024. The increase was driven by $27.7 million associated with the Getty merger, and increases in employee-related costs driven by the acquisition of Envato and bad debt expense. This was partially offset by a decrease professional fees. In addition, there was a $0.5 million increase and a $2.5 million decrease from recurring and non-recurring Giphy Retention Compensation expenses, respectively.
Interest Expense. In the nine months ended September 30, 2025 and September 30, 2024, we recognized interest expense of $12.7 million and $5.6 million, respectively related to our credit facility and the amortization of deferred financing fees. Interest expense for the nine months ended September 30, 2025 increased due to borrowings under the A&R Credit Agreement entered into during the quarter ended September 30, 2024 to fund the acquisition of Envato.
Other Income, Net. During the nine months ended September 30, 2025, other income, net substantially consisted of $2.9 million of interest income and $34.1 million of unrealized gains related to our investment in Meitu, Inc., partially offset by a $5.0 million expense related to the impairment of our long-term investment in an equity security, and $1.7 million of unrealized foreign currency losses. During the nine months ended September 30, 2024 other income, net consisted of $3.5 million of interest income and $1.7 million of unrealized gains related to our investment in Meitu, Inc., partially offset by $0.7 million of unrealized foreign currency losses. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $16.3 million for the nine months ended September 30, 2025 as compared to the same period in 2024. Our effective tax rates yielded an expense of 35.2% and 31.4% for the nine months ended September 30, 2025 and 2024, respectively.
For the nine months ended September 30, 2025, the net effect of discrete items decreased the effective tax rate by 9.6%. The discrete items for the nine months ended September 30, 2025 primarily relate to a decrease in the valuation allowance and a release of an uncertain tax position, partially offset by shortfalls on equity award vestings. Excluding discrete items, our effective tax rate would have been 44.8% for the nine months ended September 30, 2025.
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

Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents totaling $165.5 million which consisted primarily of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our A&R Credit Agreement dated July 22, 2024.
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
Dividends
We declared and paid cash dividends of $0.99 per share of common stock, or $34.8 million during the nine months ended September 30, 2025. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of September 30, 2025, we have repurchased approximately 5.5 million shares of our common stock in total since 2015 under the Share repurchase programs (including the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86. During the three and nine months ended September 30, 2025, we did not repurchase shares of our common stock. During the three and nine months ended September 30, 2024, we repurchased approximately 594,400 and 1,111,500 shares of our common stock at an average cost of $35.33 and $37.42, respectively. As of September 30, 2025, we had $30 million of remaining authorization for repurchases under the Share Repurchase Program.
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
As of September 30, 2025, we had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of our activities, which are customary for this type of credit facility. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of September 30, 2025, we were in compliance with these covenants.
Our outstanding debt (in thousands) is reflected in the table below. We classify the Revolver as a current liability since we could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.
Our debt consists of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,109	3,106
Non-Current Debt:
Term Loan - A&R Credit Agreement	117,379	119,598
Based on Level 2 inputs, the carrying value of our debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three and nine months ended September 30, 2025, we recognized interest expense of $4.2 million and $12.7 million, respectively. As of September 30, 2025, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.6 million.
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
As of September 30, 2025, we had approximately $20 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of September 30, 2025, we had approximately $31 million in operating lease obligations with lease payments extending through 2029.
See Note 16 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of September 30, 2025.

Cash Flows
The following table summarizes our cash flow data for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$130,473	$24,680
Net cash used in investing activities	$(37,438)	$(156,120)
Net cash (used in) / provided by financing activities	$(46,271)	$162,556
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
Net cash provided by operating activities was $130.5 million for the nine months ended September 30, 2025, compared to $24.7 million for the nine months ended September 30, 2024. In the nine months ended September 30, 2025, operating cash flows were favorably impacted by the timing of cash receipts associated with data deal licensing agreements. Also, operating cash flows for the nine months ended September 30, 2024 were unfavorably impacted by (i) $63.4 million in recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows, and (ii) $45.7 million of cash outflows made for the Envato Seller Obligations.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2025 was $37.4 million, consisting primarily of (i) capital expenditures of $32.5 million for internal-use software and website development costs and purchases of software and equipment; and (ii) $6.1 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by $1.2 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the nine months ended September 30, 2024 was $156.1 million, consisting primarily of (i) $179.1 million used in the acquisition of Envato and Backgrid, net of cash acquired; (ii) capital expenditures of $38.3 million for internal-use software and website development costs and purchases of software and equipment; and (iii) $2.5 million paid to acquire the rights to distribute certain digital content in perpetuity. These cash outflows were partially offset by (i) $63.4 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2025 was $46.3 million, consisting of (i) $34.8 million, related to the payment of the quarterly cash dividend; (ii) $9.1 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (ii) $2.3 million used for the repayment of our Credit Facility.
Cash provided by financing activities in the nine months ended September 30, 2024 was $162.6 million, consisting of (i) $280.0 million received from our A&R Credit Agreement; (ii) $30.0 million used for the repayment of our Credit Facility; (iii) $31.9 million related to the payment of the quarterly cash dividend; (iv) $41.6 million paid in connection with the repurchase of common stock under our 2023 Share Repurchase Program; (v) $11.7 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards; and (vi) $2.2 million paid for debt issuance costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-GAAP Financial Measures (in thousands):
Adjusted net income	$36,429	$46,351	$115,592	$115,369
Adjusted EBITDA	$79,429	$69,997	$225,028	$188,046
Adjusted free cash flow	$75,224	$45,672	$116,106	$93,102
Revenue growth on a constant currency basis	3%	7%	12%	4%

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
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the three months ended September 30, 2025, the Company also incurred $3.7 million, of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and are not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.

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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$13,387	$17,615	$61,515	$37,361
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	12,962	15,094	46,471	41,220
Tax effect of non-cash equity-based compensation(1)(2)	(3,046)	(3,547)	(10,921)	(3,332)
Acquisition-related amortization expense(3)	9,630	9,332	28,908	27,658
Tax effect of acquisition-related amortization expense(1)	(2,263)	(2,193)	(6,794)	(6,499)
Impairment loss on long-term investment	—	—	5,000	—
Giphy Retention Compensation Expense - non-recurring	215	10,281	1,219	21,825
Tax effect of Giphy Retention Compensation Expense - non-recurring(1)	(51)	(2,416)	(287)	(5,129)
Merger related costs	7,083	—	27,654	—
Tax effect of Merger related costs(1)	(1,594)	—	(6,223)	—
Other(4)	961	3,272	(30,027)	3,413
Tax effect of other(1)	(855)	(1,087)	(923)	(1,148)
Adjusted net income	$36,429	$46,351	$115,592	$115,369

Net income per diluted common share	$0.37	$0.50	$1.71	$1.04
Adjusted net income per diluted common share	$0.99	$1.31	$3.21	$3.22

Weighted average diluted shares	36,642	35,472	35,979	35,838
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
(3)Of these amounts, $8.9 million and $7.8 million are included in cost of revenue for the three months ended September 30, 2025 and 2024, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.
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

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$13,387	$17,615	$61,515	$37,361
Add / (less) Non-GAAP adjustments:
Interest expense	4,226	4,451	12,748	5,574
Interest income	(869)	(1,086)	(2,881)	(3,477)
Provision / (benefit) for income taxes	18,016	(88)	33,437	17,116
Depreciation and amortization	22,877	21,643	68,159	64,339
EBITDA	$57,637	$42,535	$172,978	$120,913

Non-cash equity-based compensation	12,962	15,094	46,471	41,220
Giphy Retention Compensation Expense - non-recurring	215	10,281	1,219	21,825
Merger related costs	7,083	—	27,654	—
Foreign currency loss / (gain)	571	(1,185)	1,733	675
Unrealized gain on investment	(2,840)	(1,558)	(34,129)	(1,688)
Workforce optimization - severance	3,801	4,830	4,102	5,101
Impairment loss on long-term investment	—	—	5,000	—
Adjusted EBITDA	$79,429	$69,997	$225,028	$188,046

Revenue	$260,094	$250,588	$769,704	$684,956
Net income margin	5.1%	7.0%	8.0%	5.5%
Adjusted EBITDA margin	30.5%	27.9%	29.2%	27.5%
Revenue Growth (including by product offering) on a Constant Currency Basis
We define revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reported revenue (in thousands)	$260,094	$250,588	$769,704	$684,956
Revenue growth	4%	7%	12%	4%
Revenue growth on a constant currency basis	3%	7%	12%	4%

Content reported revenue (in thousands)	$194,426	$203,713	$597,110	$547,494
Content revenue growth	(5)%	14%	9%	(2)%
Content revenue growth on a constant currency basis	(5)%	13%	9%	(2)%

Data, Distribution, and Services reported revenue (in thousands)	$65,668	$46,875	$172,594	$137,462
Data, Distribution, and Services revenue growth	40%	(14)%	26%	41%
Data, Distribution, and Services revenue growth on a constant currency basis	40%	(14)%	26%	41%

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
The following is a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow information:	(in thousands)
Net cash provided by / (used in) operating activities	$78,390	$(11,585)	$130,473	$24,680
Net cash used in investing activities	$(11,239)	$(147,893)	$(37,438)	$(156,120)
Net cash (used in) / provided by financing activities	$(16,572)	$213,334	$(46,271)	$162,556

Adjusted free cash flow:
Net cash provided by / (used in) operating activities	$78,390	$(11,585)	$130,473	$24,680
Capital expenditures	(10,422)	(14,761)	(32,542)	(38,297)
Content acquisitions	(1,149)	(652)	(6,127)	(2,473)
Cash received related to Giphy Retention Compensation	373	26,922	1,234	63,444
Cash paid for Envato Seller Obligations(1)	—	45,748	—	45,748
Merger related costs	8,032	—	23,068	—
Adjusted Free Cash Flow	$75,224	$45,672	$116,106	$93,102
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
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 24% and 27% for the nine months ended September 30, 2025 and 2024, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the nine months ended September 30, 2025, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 2% impact on our revenue.
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

Our historical revenue by currency is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$31,388	€27,597	$36,900	€33,841	$107,885	€98,166	$102,724	€94,693
British pounds	13,794	£10,202	14,784	£11,424	42,259	£32,227	43,655	£34,343
All other non-U.S. currencies(1)	12,265		13,052		37,679		39,253
Total foreign currency	57,447		64,736		187,823		185,632
U.S. dollar	202,647		185,852		581,881		499,324
Total revenue	$260,094		$250,588		$769,704		$684,956
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
Amounts borrowed under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread adjustment of 0.100%. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of September 30, 2025.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2025, there were no material changes to these risk factors as described in our 2024 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 4.        Mine Safety Disclosures.
None.

Item 5.    Other Information.
(c) Insider Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

SHUTTERSTOCK, INC.

Dated: November 5, 2025	By:	/s/ Rik Powell
Rik Powell
Chief Financial Officer
(Principal Financial Officer)

Dated: November 5, 2025	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)