Form 10-K
period 2025-12-31
Shutterstock, Inc.
filed 2026-02-17
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
None
________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common stock held by non-affiliates was $453,516,595, based on the last reported sale price of the registrant’s common stock on that date.
On February 13, 2026, 35,546,755 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Form 10-K
For the Fiscal Year Ended December 31, 2025

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
Our Content and Data, Distribution, and Services offering revenues are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Content	$786,661	$760,011	$737,264
Data, Distribution, and Services	203,264	175,251	137,323
Total Revenue	$989,925	$935,262	$874,587
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

Pond5 is a video-first content marketplace which expands the Company’s content offerings across footage, image and music. TurboSquid operates a marketplace that offers more than one million 3D models and a 2 dimensional (“2D”) marketplace derived from 3D objects. PicMonkey is a leading online graphic design and image editing platform. PremiumBeat offers exclusive high-quality music tracks and provides producers, filmmakers and marketers the ability to search handpicked production music from the world’s leading composers. Splash News provides editorial image and video content across celebrity and red carpet events. Bigstock maintains a separate content library tailored for creators seeking to incorporate cost-effective imagery into their projects. Envato provides enhanced digital creative assets and templates.
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
Our Customers
We serve a diverse array of customers across a variety of industries, organizational sizes and geographies. For the year ended December 31, 2025, over 3.5 million customers in more than 150 countries licensed revenue-generating content, with approximately 51%, 27% and 22% of revenue coming from customers in North America, Europe and the rest of the world, respectively. Our top 25 customers in the aggregate accounted for less than 20% of our revenue in 2025. Our customers are typically classified among three categories, as follows:
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
Content Contributors and Content Review Process
Our collection of content is provided by a community of contributors from around the world and is vetted through our proprietary technology and by a specialized team of reviewers to ensure that it meets our standards of quality and licensability. Whether photographers, videographers, illustrators, designers or musicians, our community of contributors ranges from part-time enthusiasts to full-time professionals. The content contributed by our five highest-earning contributors was together responsible for less than 4% of downloads in 2025, demonstrating the depth and diversity of our contributor population.
The breadth and quality of our content offerings are critical to our success, and we have created an easy-to-use online and mobile account creation process, where we enable contributors to create an account, become verified, submit content, and once approved for submission, upload content onto our platform for licensing. Our contributor website operates in 23 languages and contributors can register and upload content directly through our website or within our mobile application.
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
We also develop and continuously invest in contributor-facing web properties, which operate in 23 languages and enable individuals and creative professionals to become contributors, upload and tag content, receive feedback on their submissions from our review team, and see reports on earnings and payouts, among other activities. We have also developed proprietary tools to enable our contributors to improve their success on our web properties, including our keyword trends tool that allows contributors to see what terms customers are searching for and how those search terms are trending over time, which, in turn, allows contributors to anticipate demand and generate content that customers may want to license. Our contributor-facing web properties are powered by proprietary technology which supports a content review system that allows our review team to efficiently and effectively review content submissions. Our combination of proprietary technology and large-scale datasets allows us to deliver value to our users and enhances their experience on our platform, which drives growth on our marketplace.
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
•The European Union General Data Protection Regulation (“EU GDPR”) and UK General Data Protection Regulation or (“UK GDPR”), which governs how we can collect and process the personal data of, primarily, European Union residents. The EU GDPR and UK GDPR are herein collectively referred to as GDPR.
•The California Consumer Privacy Act of 2018 (“CCPA”), and other US state data privacy laws, which governs how we can collect and process the personal data of residents in California and other states.
• The EU AI Act of 2024, which will be implemented in phases from August 2026 through December 2030, and other jurisdictions that are considering similar legislation.
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
In addition, from a taxation perspective, there are applicable and potential government regulatory matters that may impact us. In particular, certain provisions of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) and “One Big Beautiful Bill Act”, or “OBBBA” have had and will continue to have a significant impact on our financial position and results of operations. The TCJA continues to be subject to further regulatory interpretation and technical corrections by the U.S. Treasury Department and the I.R.S. and therefore, the full impact of the TCJA on our tax provision may continue to evolve. Further, we continue to remain subject to uncertainty related to foreign jurisdictions’ potential reactions to the TCJA, as well as evolving regulatory views and legislation regarding taxation of e-commerce businesses such as the Organization for Economic Cooperation and Development (“OECD”) Base Erosion and Profit Shifting (“BEPS”) proposals, specifically the adoption of Pillar Two (relating to the Global Anti-Base Erosion Model Rules) and BEPS Action II (relating to hybrid mismatch arrangements) and its ancillary impacts to other areas of TCJA related laws and regulations as well as any other country specific digital tax initiatives. As these and other tax laws and related regulations continue to evolve, our financial results could prospectively be materially impacted.
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

Competition
We seek to be an integral component of the creative process for our customers based on a number of factors including the quality, relevance and breadth of content; ability to source new content; accessibility of content; distribution capabilities; ease and speed of search and fulfillment; content pricing models and practices; content licensing options and the degree to which users are protected from legal risk; brand recognition and reputation; the effective use of current and emerging technology, including artificial intelligence (“AI”) and generative AI; the global nature of our interfaces and marketing efforts, including the degree of localization; and customer service. We also compete for contributors on the basis of several similar factors including ease and speed of the upload and content review process; the volume of customers who license their submitted content; contributor commission models and practices; the degree to which contributors are protected from legal risk; brand recognition and reputation; the effective use of technology; the global nature of our interfaces; and customer service.
The industry in which we operate is extremely competitive and rapidly evolving, with low barriers to entry. Some of our currently and potentially significant competitors include:
•other online platforms that feature marketplaces for stock content such as Getty Images and its iStockphoto offering, AdobeStock, Freepik, 123RF, Dreamstime and Storyblocks;
•specialized visual content companies that are established in local, content or product-specific market segments, such as Visual China Group;
•providers of commercially licensable music such as Universal Music Publishing Group, Sony/ATV Music Publishing and Warner/Chappell Music;
•websites focused on providing creative workflow tools such as Adobe, Canva, Picsart and Bending Spoons;
•AI companies and generative AI tools, including Midjourney, Dall-E, Stable Diffusion, and Gemini, among others;
•websites focused on image search and discovery such as Google Images;
•providers of free images, photography, music, footage and related tools;
•social networking and social media services, including GIF platforms such as Alphabet’s Tenor; and
•commissioned photographers and photography agencies.
In addition, we compete with the alternative of creating one’s own content (including customer’s in-house solutions) or choosing not to consume licensed content due to price considerations or because the user is not aware of how to access licensed content.
Human Capital
The Company and its consolidated subsidiaries have 1,565 full-time employees as of December 31, 2025, as compared to 1,715 as of December 31, 2024. Approximately 57% of our global workforce is located in North America and 23% are located in Europe with the remainder located in the rest of the world. None of our employees in the United States are covered by collective bargaining arrangements. In several foreign jurisdictions, including Italy, Canada, France and Brazil, our employees may be subject to national collective bargaining agreements that set minimum salaries, benefits, working conditions and / or termination requirements. We consider our employee relations to be satisfactory. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists and other technical staff.
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
Risk Factors Summary
Risks Related to the Proposed Merger with Getty Images (the “Merger”)
•Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger.
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
•The market price of the combined company’s common stock following the anticipated closing of the Merger may be affected by factors different from those that historically have affected or currently affect our common stock.
•We may be unable to retain personnel successfully while the Merger is pending or after the Merger is completed.
•Complaints have been filed against us and our board of directors, and we and Getty Images have received demand letters, in connection with the Merger. In addition, we may become subject to lawsuits relating to the Merger.
Risks Related to Industry Dynamics and Competition
•The success of our business depends on our ability to continue to attract and retain customers of, and contributors to, our creative platform.
•The industry in which we operate is highly competitive with low barriers to entry.
•Our marketing efforts to acquire new, and retain existing customers may not be effective or cost-efficient, and may be affected by external factors beyond our control.
•Our ability to continue to innovate technologically or develop, market and offer new products and services, or enhance existing technology and products and services to meet customer requirements.
•Our ability to increase market awareness of our brand and our existing and new products and services.
•We may encounter greater pricing pressure, and increased service, indemnification and working capital requirements.
•Expansion of our operations into new products, services and technologies, including content categories, is inherently risky.
•The impact of worldwide economic, political and social conditions, including effects on advertising and marketing budgets.
•Issues relating to the development and use of AI, including generative AI, in our offerings may result in reputational harm, liability and adverse financial results.
Risks Related to Operating our Business
•We may not continue to grow our revenues at historical rates.
•If we do not effectively manage changes to, and retain our sales force, we may be unable to add new customers or increase sales to our existing customers.
•We have continued to grow in recent periods and if we fail to effectively manage this growth, our business and operating results may suffer.
•Our ability to successfully make, integrate and maintain acquisitions and investments.
•Our ability to retain and motivate key personnel, attract qualified personnel, integrate new members of our management team and maintain our corporate culture.
•We may be exposed to risks related to our use of independent contractors.
•The non-payment or late payments of amounts due to us from certain customers.
•We are subject to payment-related risks that may result in higher operating costs or the inability to process payments.
•If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
•We may need to raise additional capital in the future and may be unable to do so on acceptable terms or at all.

•We have incurred debt which could have a negative impact on our financing options and liquidity position.
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
•Assertions by third parties of infringement of intellectual property rights related to our technology.
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
•Catastrophic events or other interruptions or failures of our information technology systems.
Risks Related to our International Operations
•Our international operations and our continued expansion internationally expose us to many risks.
•We are subject to foreign exchange risk.
Risks Related to Regulatory and Tax Challenges
•Evolving government regulation of the internet, and regulatory inquiries and investigations, both in the United States and abroad.
•Actions by governments to restrict access to, or operation of, our services or the content we distribute in their countries.
•Income tax laws or regulations could be enacted or changed and existing income tax laws or regulations could be applied to us in a manner that could increase the costs of our products and services.
•We may be exposed to greater than anticipated withholding, sales, use, value added and other non-income tax liabilities, including as a result of future changes in laws or regulations.
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
•Purchases of shares of our common stock pursuant to our share repurchase program may affect the value of our common stock and diminish our cash reserves.
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
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud.

Risks Related to the Proposed Merger with Getty Images (the “Merger”)
Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger, could negatively affect our business, financial condition and results of operations.

The Merger is subject to various closing conditions, such as receipt of required regulatory approval and other customary closing conditions. As previously disclosed, on April 2, 2025, the Company and Getty Images each received a Request for Additional Information and Documentary Material from the U.S. Department of Justice (“DOJ”) in connection with the Merger and on November 3, 2025, the Company announced that the CMA has referred the Merger to a Phase 2 review process. The Company remains committed to the proposed Merger and will continue to engage with the DOJ and the CMA and work with Getty Images to expeditiously secure the necessary clearances. However, it is possible that the regulators may prohibit, enjoin or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, not waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that the remaining conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.

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

In addition, our employees, including key personnel, may be uncertain about their future roles and relationships with us following the completion of the Merger, which has in the past and may continue to adversely affect our ability to retain and motivate them or to hire new employees. Moreover, while the Merger is pending, the potential disruption of plans or diversion of management’s attention from our ongoing business operations could adversely affect our business, financial condition and results of operations.

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

Complaints have been filed against us and our board of directors, and we and Getty Images have received demand letters, in connection with the Merger. In addition, we may become subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results.

In connection with the Merger Agreement, two complaints were filed against us and each member of our board of directors and we and Getty Images received a number of demand letters alleging that the disclosures contained in the definitive proxy statement we filed with the SEC on April 30, 2025 in connection with the Merger (the “Proxy Statement”) were deficient and sought additional disclosures to address those alleged deficiencies. We believe that we have substantial defenses in connection with such matters and that no supplemental disclosure is required under applicable law. However, in order to avoid the risk that the such matters may delay or otherwise adversely affect the implementation of the Merger, to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, we voluntarily supplemented the Proxy Statement in a Current Report on Form 8-K, filed with the SEC on May 30, 2025, to provide additional information to Shutterstock stockholders

We and/or our respective directors and officers may also become subject to lawsuits and additional demand letters or complaints relating to the Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of the merits of the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

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
Further, our growth strategy relies on network effects: we rely in part on a growing audience of paying users to attract more content from contributors, thereby increasing our content selection and in turn attracting additional paying customers. For example, our global strategy relies on enabling easier global access in order to attract new contributions of local content, in turn attracting more paying customers who have preferences for local content. Any decrease in the attractiveness of our platform relative to other options available to our customers and contributors could lead to decreased engagement on our platform and unfavorably impact the network effects of our platform, which could result in loss of revenue. Users may engage in off-platform transactions, such as using Gen-AI content.
If we cannot convince users to continue to use our platform, or retain our existing contributors and paying customers, or are unable to attract paying customers in a cost-effective manner, our financial performance, operating results and business may be adversely affected.
The industry in which we operate is highly competitive with low barriers to entry and if we do not compete effectively, our operating results could suffer.
The industry in which we operate is intensely competitive and rapidly evolving, with low barriers to entry. We compete with a wide and diverse array of companies, from significant media companies to newly emerging generative AI technologies to individual content creators. Our current and potential domestic and international competitors range from large established companies to emerging start-ups across different industries, including online marketplace and traditional stock content suppliers of current and archival creative and editorial imagery, photography, footage, and music; specialized visual content companies in specific geographic segments; providers of commercially licensable music; websites specializing in image search, recognition, discovery and consumption; websites that host and store images, art and other related products; providers of free images, photography, music, footage and related tools (including offerings by our partners); social networking and social media services; and commissioned photographers and photography agencies.
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

In addition, new competitors may enter our market, including those that rely on generative AI technologies, and we expect to face more competition as AI continues to advance and be integrated into the markets in which we compete. Our competitors or other third parties may develop AI solutions more rapidly or successfully, including but not limited to different data training strategies or proprietary access to data and, as a result, other AI solutions may achieve greater and faster adoption and deliver content more easily or affordably. For example, we face increasing competition from companies offering generative and agentic AI solutions, including but not limited to prompt-based and multi-modal creation and editing.
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
While we believe that there are obstacles to creating a meaningful network effect between customers and contributors, the barriers to creating a platform that allows for the licensing of content or provides workflow tools are low. If competitors offer higher royalties or more favorable royalty earning potential, easier submission workflows, or less rigorous vetting processes or incentivize contributors to distribute their content on an exclusive basis, contributors may choose to stop distributing new content with us or remove their existing content from our collection. Further, as technology advances, including AI and generative AI technologies, or other market dynamics make creating, sourcing, archiving, indexing, reviewing, searching or delivering content easier or more affordable, our existing and potential competitors may also seek to develop new products, technologies or capabilities that could render many of the products, services and content types that we offer obsolete or less competitive. For any of these reasons, we may not be able to compete successfully against our current and future competitors.
In addition, demand for our products and services is sensitive to price. Many external factors, including our technology and personnel costs and our competitors’ pricing and marketing strategies, could significantly impact our pricing strategies and we could fail to meet our customers’ pricing expectations. Increased competition and pricing pressures may result in downward pressure on pricing and reduced sales, lower margins, losses or the failure of our product and services to maintain and grow their current market share, any of which could harm our business.
Our marketing efforts to acquire new, and retain existing customers may not be effective or cost-efficient, and may be affected by external factors beyond our control.
Maintaining and promoting awareness of our platform and services is important to our ability to attract and retain customers. We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers. For example, in 2025, 2024 and 2023 our marketing expenses were approximately $87.0 million, $91.8 million and $93.1 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search engine portals. Our primary marketing efforts currently are search engine marketing (“SEM”), search engine optimization (“SEO”), affiliate marketing and display advertising, as well as social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.
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
Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, footage represents significantly more data as compared to a still image, and if the proportion of our business related to footage licensing and our footage library continues to grow, we will need to expand and enhance our technological capabilities to ingest, store and search footage and music tracks in ways that are similar to our management of images. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow website or application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure supporting our customer and contributor facing web properties and software platforms and to evolve our information processes and computer systems to more efficiently run our business and remain competitive. For example, in 2025, 2024 and 2023 our product and development costs (which exclude costs that are capitalized related to internal-use software development projects), were approximately $89.0 million, $88.4 million and $96.2 million, respectively, and may continue to increase in the future as we continue to innovate. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be harmed.
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
Issues relating to the development and use of AI, including generative AI, in our offerings may result in reputational harm, liability and adverse financial results.
Issues relating to the use of new and evolving technologies such as AI, including generative AI, in our offerings may result in brand or reputational harm, competitive harm, legal liability, or new or enhanced governmental or regulatory scrutiny, and may cause us to incur additional costs to resolve such issues. We are increasingly building AI into many of our offerings.

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

Jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. For example, the U.S. AI regulatory framework remains in development and has been introduced at the federal level through executive orders and legislation has been introduced and enacted at the state level. Additionally, the EU AI Act has gone into effect and will continue to be implemented in phases through 2030, and other jurisdictions have passed or are considering similarly focused legislation. These regulations and the evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs, increase our exposure to claims related to our AI models and increase liability related to the use of AI by our customers or users that are beyond our control. While we believe we have taken a responsible approach to the development and use of AI there can be no guarantee that future AI regulations will not adversely impact us or conflict with our approach to AI, including affecting our ability to make our AI offerings available without costly changes.

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

The future profitability of our business depends in part on our continued ability to grow our revenues. In the last several years, while revenue from our organic Content business has declined, our total reported consolidated revenues have grown as a result of Content business acquisitions and growth in our Data, Distribution and Services business. In future periods, our revenue could grow more slowly than in recent periods or decline for many reasons, including any increase in competition, reduction in demand for our products, inability to introduce new products or enhance our existing product offerings, pricing pressures, contraction of our overall market or our failure to capitalize on growth opportunities. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition. If our growth rate declines further, investors’ perceptions of our business may be adversely affected, and the trading price of our common stock could decline.
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

We have continued to grow in recent periods and if we fail to effectively manage this growth, our business and operating results may suffer.

In the last several years, while revenue from our organic Content business has declined, our total reported consolidated revenues have grown as a result of Content business acquisitions and growth in our Data, Distribution and Services business. This growth has placed significant demands on our management and our administrative, operational and financial infrastructure, and our success will depend in part on our ability to manage this growth efficiently. Specifically, as our operations have grown in size, scope and complexity, we have made and expect to continue to make significant expenditures and allocate valuable management resources to improve and upgrade our technology, customer service, sales and marketing infrastructure and product offerings, including new product offerings, and to continue developing or acquiring new and relevant content and product offerings. This growth may also strain our ability to maintain reliable operation of our platform, enhance our operational, financial and management controls and reporting systems and recruit, train and retain highly skilled personnel. If we fail to effectively allocate our limited resources within our organization as it grows and do not successfully implement improved technology and infrastructure, our business, operating results and financial condition may suffer.

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
A portion of our enterprise customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. Further, in certain jurisdictions, we contract with third-party resellers that may collect payment from customers and remit such payment to us. Therefore, we are subject to the third-party resellers’ ability to collect and remit payment to us. We evaluate the credit-worthiness of new customers and resellers and perform ongoing financial condition evaluations of our existing customers and resellers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2025, our allowance for doubtful accounts was $3.4 million. If the volume of sales to enterprise customers grows, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms or through resellers.
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

As of December 31, 2025, we had $274.7 million in aggregate principal amount of total debt. Additionally, our revolving credit facility has remaining borrowing capacity of $94 million, net of standby letters of credit, as of December 31, 2025. Our overall leverage and the terms of our financing arrangements could:
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
Although cybersecurity and the continued development and enhancement of the processes, practices and controls that are designed to protect our systems, computers, software, data and networks from attack, damage, disruption or unauthorized access are a high priority for us, because the techniques used to attack, damage, disrupt or obtain unauthorized access are constantly evolving in sophisticated ways to avoid detection, including through the use of emerging technologies, such as AI and machine learning, and often are not recognized until launched against a target, our efforts may not be enough to anticipate or prevent a party from circumventing our security measures, or the security measures of our third-party service providers, and accessing and misusing the confidential or personal information of our employees, customers and contributors and / or our networks. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. We may also be required to expend significant capital and other resources to protect against such cybersecurity incidents to alleviate problems caused by such incidents. While we continually work to safeguard our internal network systems and validate the security of our third-party providers, to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or cybersecurity breaches. Any actual or perceived breach or the perceived threat of an attack or breach, could cause our customers, contributors and other third parties to cease doing business with us, or subject us to lawsuits, regulatory fines, criminal penalties, statutory damages, and other costs, including for provision of breach notices and credit monitoring to our customers, and other action or liability, and could lead to business interruption, any of which could harm our reputation, business, financial condition, results of operations and stock price.

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
Revenues derived from customers outside of the United States comprise a significant portion of our revenues and we seek to expand our international operations to attract customers and contributors in countries other than the United States as a critical element of our business strategy. For each of the years ended December 31, 2025, 2024 and 2023, approximately 59%, 55% and 54%, respectively, of our revenue was derived from customers located outside of the United States. Our ability to expand our business and attract talented employees, as well as customers and contributors, in an increasing number of international markets requires considerable management attention and resources and is subject to the challenges of supporting a growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we fail to deploy, manage or oversee our international operations successfully, our business may suffer.
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
As of December 31, 2025, we had operations based in a number of territories outside of the United States and a significant portion of our business may be transacted in currencies other than the U.S. dollar, including the euro, the British pound, the Australian dollar and the Japanese yen. Because our financial results are reported in U.S. dollars, fluctuations in the value of the euro, British pound, Australian dollar, Japanese yen and other currencies against the U.S. dollar have had and will continue to have a significant effect on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances.
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
Risks Related to Regulatory and Tax Challenges
Government regulation of the internet, both in the United States and abroad, is evolving and we have previously been and may in the future become subject to regulatory inquiries, investigations and other actions, which could have a negative impact on our business.

The adoption, modification or interpretation of laws or regulations relating to the internet, e-commerce or other areas of our business could adversely affect how we conduct our business or the overall popularity and growth of internet use. Such laws and regulations may cover a vast array of activities. For example, automatic contract or subscription renewal, credit card fraud and processing, sales, advertising, taxation, tariffs, data privacy, management and storage, cybersecurity, pricing, content, copyrights, distribution, electronic contracts, consumer protection, outsourcing, broadband residential internet access, internet neutrality and the characteristics and quality of products or services, and intellectual property ownership and infringement are all subject to jurisdictional laws and regulations. In the United States, our operations are subject to federal and state consumer protection laws, including the Federal Trade Commission Act (“FTC Act”) and the Restore Online Shoppers’ Confidence Act (“ROSCA”). We are currently under investigation by the FTC regarding our disclosure and subscription enrollment and cancellation practices under Section 5 of the FTC Act and the ROSCA. We have cooperated throughout the investigation, and in January 2026 the FTC entered into discussions with us to resolve this matter. If we cannot resolve this matter, the FTC would refer the case to the Department of Justice (the “DOJ”) to file a civil complaint against us in the United States District Court for the Southern District of New York seeking injunctive relief, monetary relief, civil penalties, and other relief. The defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on our financial results and operations. There can be no assurance that we will be successful in reaching a favorable resolution of this matter. Any costs, penalties, remedies or compliance requirements could adversely affect our ability to operate our business or have a materially adverse impact on our financial results. For further information, see Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In addition, certain countries, including European jurisdictions in particular, certain of these laws may be more restrictive than in the United States. It is not clear how some existing laws governing issues such as property ownership, sales and other taxes, data privacy and security apply to the internet and e-commerce as many of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce.
Those laws that relate to the internet are at various stages of development and are subject to amendment, interpretation or repeal by the courts and agencies, and thus, the scope and reach of their applicability can be uncertain. For example, in 2010, California’s Automatic Renewal Law went into effect, requiring companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with consumers. Several other states have adopted, or are considering the adoption of, consumer protection policies or legal precedents that purport to void or substantially limit the automatic renewal provisions of consumer contracts or free or discounted trial incentives, as well. Any proceedings, actions, claims, investigations or inquiries initiated by or against us, whether successful or not, or any failure, or perceived failure, by us to comply with any of these laws or regulations could result in litigation, damage to our reputation, lost business and proceedings or actions against us by governmental entities or others, which could result in damage awards, consent decrees, injunctive relief or increased costs of business, require us to change our business practices or products, or otherwise harm our business and operating results.

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

The legal and regulatory landscape and industry standards surrounding the use of data and artificial intelligence technologies are rapidly evolving and remains uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy, or use artificial intelligence technologies. New EU laws related to the use of data, including the EU Regulation on a Single Market for Digital Services (2022/2065) (“DSA”), the EU Regulation (2023/2854) on fair access to and use of data (“EU Data Act”), and the EU AI Act, which entered into force in August 2024, may impose additional rules and restrictions on the use of the data in our products. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties, and potential litigation, including class action lawsuits, if we fail to comply with applicable privacy, data security, or AI-specific laws, regulations, standards, and other requirements. The costs of compliance with, and other burdens imposed by, evolving data-related and AI-related laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand.
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
One Big Beautiful Bill Act ("OBBBA"), which was signed into law on July 4, 2025, introduced significant changes to U.S. tax law. OBBBA has multiple effective dates and certain provisions became effective in fiscal 2025 while others will be phased in through fiscal 2028.
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
The trading price of our common stock has fluctuated and may continue to fluctuate substantially. Since 2015, the reported high and low sales prices per share of our common stock have ranged from $14.35 to $128.36 through February 13, 2026. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock since they may be unable to sell their shares at or above the price at which they purchased such shares.
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
Currently, our stockholders have the right to vote in the election of our board and the power to approve or reject any matters requiring stockholder approval under Delaware law and our certificate of incorporation and bylaws. Upon completion of the merger, each of our stockholders who receives shares of Getty Images common stock will become a stockholder of Getty Images with a percentage ownership of Getty Images that is smaller than the their current percentage ownership of us. Based on the fully diluted number of shares of Getty Images common stock and Shutterstock common stock as of January 6, 2025, the last trading day before public announcement of the Merger, it is expected that Getty Images stockholders will hold approximately 54.7%, and our stockholders will hold approximately 45.3%, of the fully diluted shares of the combined company immediately after the merger, without giving effect to any shares of Getty Images common stock held by our stockholders prior to the completion of the merger.

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
As of February 13, 2026, Jonathan Oringer, our founder, Executive Chairman of the Board, and our largest stockholder, beneficially owned approximately 31% of our outstanding shares of common stock. In addition to his share ownership, Mr. Oringer has significant influence over management and major strategic investments as a result of his position as Executive Chairman of the Board. Furthermore, if we purchase additional shares pursuant to our share repurchase program, Mr. Oringer’s ownership percentage would increase, and, depending on the magnitude of our repurchases and other factors impacting dilution, could result in his owning a majority of the outstanding shares of our common stock. If Mr. Oringer were to own a majority of the outstanding shares of our common stock, he would have the ability to control the outcome of certain matters requiring stockholder approval, including the election and removal of our directors.

Purchases of shares of our common stock pursuant to our share repurchase program may affect the value of our common stock and diminish our cash reserves, and there can be no assurance that our share repurchase program will enhance stockholder value.
Pursuant to our share repurchase program, which was publicly announced in June 2023, we were authorized to repurchase up to $100 million of our outstanding common stock. As of December 31, 2025, there was $30.2 million remaining authorization for purchases under the share repurchase program. Our board may authorize additional purchases at any time. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and we are not obligated to repurchase any shares. Repurchases of our shares could increase (or reduce the size of any decrease in) the market price of our common stock at the time of such repurchases. Our board has the right to amend or suspend the share repurchase program at any time or terminate the share repurchase program upon a determination that termination would be in our best interests. Additionally, repurchases under our share repurchase program have diminished and would continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. Further, under the Inflation Reduction Act of 2022, a 1% excise tax is imposed on the fair market value of certain stock repurchases at the time of such repurchases, which could increase the cost of repurchasing shares of our common stock. However, for the purposes of calculating such excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. There can be no assurance that any share repurchases will enhance stockholder value, as the market price of our common stock may nevertheless decline.
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
As of February 13, 2026, we had 35,546,755 shares of common stock outstanding. All shares of our common stock are freely transferable without restriction or registration under the Securities Act, except for shares held by our “affiliates,” which remain subject to the restrictions set forth in Rule 144 under the Securities Act.
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

Item 2.    Properties.
Our corporate headquarters and principal office is located in New York, New York, where we lease approximately 103,000 square feet of office space under a lease agreement, as amended, that expires in 2029. Additionally, we have other office facilities in the United States and abroad related to, among other things, sales and marketing support, technology services and customer service under operating lease agreements that expire on various dates during the period from 2026 through 2029. We do not have any material capital lease obligations, and our property, equipment and software have been purchased with cash.
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

Item 3.    Legal Proceedings.
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 18 — Commitments and Contingencies — Legal Matters.”

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “SSTK.”
Stockholders
As of February 13, 2026, there were 3 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
Unregistered Sales of Equity Securities
We did not sell any unregistered equity securities during the year ended December 31, 2025.
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

In June 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100 million of our common stock. During the year ended December 31, 2025, we did not repurchase shares of our common stock and as of December 31, 2025, we had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
During the three months ended December 31, 2025, we did not repurchase any shares of our common stock.
As of December 31, 2025, we have repurchased approximately 5.5 million shares of our common stock in total since 2015 under our repurchase programs (including our 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86.
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
Equity Compensation Plan Information
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Performance Graph
The graph below matches Shutterstock, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE Composite index and the S&P Internet Software & Services Select index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2020 to 12/31/2025.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025

Shutterstock, Inc.	100.00	155.96	75.31	70.47	45.71	30.78
NYSE Composite	100.00	120.68	109.39	124.46	144.12	169.62
S&P Software & Services Select Industry	100.00	107.98	71.06	98.71	124.15	123.17

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
The Company’s Content and Data, Distribution, and Services offering revenues are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Content	$786,661	$760,011	$737,264
Data, Distribution, and Services	203,264	175,251	137,323
Total Revenue	$989,925	$935,262	$874,587

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
Subscribers, subscriber revenue and average revenue per customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Pond5 and Splash News beginning May 2023, from Backgrid beginning February 2025, and for Average Revenue per Customer, from Giphy beginning July 2024. 2025 metrics include the counts and revenues from Envato, which was acquired in July 22, 2024.
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
The following table summarizes our key operating metrics, which are unaudited, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024[2]	2023

Subscribers (end of period)[1]	1,032,000	1,088,000	523,000
Subscriber revenue (in millions)[1]	$429.8	$452.6	$351.5

Average revenue per customer (last twelve months)[1]	$281	$255	$412
Paid downloads (in millions)	453.1	456.7	153.0
___________________________________________________
1 Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Pond5 and Splash News beginning May 2023, Backgrid beginning February 2025, and, for Average Revenue per Customer, from Giphy beginning July 2024. 2025 metrics include the counts and revenues from Envato, which was acquired in July 22, 2024.
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

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Consolidated Statements of Operations:
Revenue	$989,925	$935,262	$874,587
Operating expenses:
Cost of revenue	406,846	396,297	352,630
Sales and marketing	220,977	222,704	214,749
Product development	89,033	88,417	96,162
General and administrative	198,010	159,136	142,646
Total operating expenses	914,866	866,554	806,187
Income from operations	75,059	68,708	68,400
Bargain purchase gain	—	—	50,261
Interest expense	(16,826)	(10,561)	(1,857)
Other income, net	17,098	4,401	5,664
Income before income taxes	75,331	62,548	122,468
Provision for income taxes	29,835	26,616	12,199
Net income	$45,496	$35,932	$110,269

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Consolidated Statements of Operations:
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue	41%	42%	40%
Sales and marketing	22%	24%	25%
Product development	9%	9%	11%
General and administrative	20%	17%	16%
Total operating expenses	92%	93%	92%
Income from operations	8%	7%	8%
Bargain purchase gain	—%	—%	6%
Interest expense	(2)%	(1)%	—%
Other income, net	2%	—%	1%
Income before income taxes	8%	7%	14%
Provision for income taxes	3%	3%	1%
Net income	5%	4%	13%

Comparison of the Years Ended December 31, 2025 and December 31, 2024
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$989,925	$935,262	$54,663	6%
Operating expenses:
Cost of revenue	406,846	396,297	10,549	3
Sales and marketing	220,977	222,704	(1,727)	(1)
Product development	89,033	88,417	616	1
General and administrative	198,010	159,136	38,874	24
Total operating expenses	914,866	866,554	48,312	6
Income from operations	75,059	68,708	6,351	9
Interest expense	(16,826)	(10,561)	(6,265)	59
Other income, net	17,098	4,401	12,697	289
Income before income taxes	75,331	62,548	12,783	20
Provision for income taxes	29,835	26,616	3,219	12
Net income	$45,496	$35,932	$9,564	27%
* Not meaningful

Revenue
Revenue increased by $54.7 million, or 6%, to $989.9 million in 2025 as compared to 2024. On a constant currency basis, revenue increased approximately 5% in the year ended December 31, 2025, as compared to 2024.
Our Content revenues increased by 4%, to $786.7 million in 2025, as compared to 2024. On a constant currency basis, Content revenues increased approximately 2% in the year ended December 31, 2025, as compared to 2024. The increase in our Content license revenues was driven by the contribution of Envato, which was acquired on July 22, 2024.
Our Data, Distribution, and Services revenues increased by 16%, to $203.3 million in 2025, as compared to 2024. Foreign currency fluctuations did not have a significant impact on our Data, Distribution, and Services revenues in 2025. Data, Distribution, and Services revenues increased primarily from the sale and delivery of metadata to new and existing customers as well as growth in our Distribution and Services offerings.
Changes in our revenue by region were as follows: revenue from North America increased by $34.4 million, or 7%, to $509.1 million; revenue from Europe increased by $19.0 million, or 8%, to $264.7 million; and revenue from outside Europe and North America increased by $1.2 million to $216.2 million, in the year ended December 31, 2025 compared to 2024.
Cost and Expenses
Cost of Revenue.    Cost of revenue increased by $10.5 million, or 3%, to $406.8 million in 2025 as compared to 2024. As a percent of revenue, cost of revenues decreased to 41% for the year ended December 31, 2025, from 42% for 2024. The increased costs were driven by increased royalty and content costs, costs associated with website hosting, hardware and software licenses, and employee related costs and depreciation and amortization driven by the acquisition of Envato. These increases were partially offset by decreases in recurring and non-recurring Giphy Retention Compensation expenses. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing.    Sales and marketing expenses decreased by $1.7 million, or 1%, to $221.0 million in 2025 as compared to 2024. As a percent of revenue, sales and marketing expenses decreased to 22% for the year ended December 31, 2025, from 24% for the same period in 2024. This decrease was driven by decreases in performance marketing and consulting expenses, partially offset by an increase in employee-related costs driven by the Envato business. For the year ended December 31, 2025, the recurring and non-recurring Giphy Retention Compensation had no impact on Sales and Marketing expenses. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development.    Product development expenses increased by $0.6 million, or 1%, to $89.0 million in 2025 as compared to 2024. The increase in product development was driven by increases in hardware and software licenses and employee-related costs driven by the acquisition of Envato. This was partially offset by decreases of $2.6 million and $15.4 million from recurring and non-recurring Giphy Retention Compensation expenses, respectively. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative.    General and administrative expenses increased by $38.9 million, or 24%, to $198.0 million in 2025 as compared to 2024. The increase was driven by $34.9 million associated with the Getty merger, and increases in employee-related costs driven by the acquisition of Envato. This was partially offset by a decrease in professional fees. In addition, there was a $0.4 million increase and a $2.5 million decrease from recurring and non-recurring Giphy Retention Compensation expenses, respectively.
Interest Expense. In the twelve months ended December 31, 2025 and December 31, 2024, we recognized interest expense of $16.8 million and $10.6 million, respectively related to our credit facility and the amortization of deferred financing fees. Interest expense for the twelve months ended December 31, 2025 increased due to borrowings under the A&R Credit Agreement entered into during the quarter ended September 30, 2024 to fund the acquisition of Envato.
Other Income, Net. During the twelve months ended December 31, 2025, other income, net substantially consisted of $3.7 million of interest income and $20.9 million of unrealized gains related to our investment in Meitu, Inc., partially offset by a $5.0 million expense related to the impairment of our long-term investment in an equity security, and $2.5 million of unrealized foreign currency losses. During the twelve months ended December 31, 2024, other income, net consisted of $4.1 million of interest income and $2.2 million unrealized gains related to our investment in Meitu, Inc., partially offset by $1.8 million of unrealized foreign currency losses. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense increased by $3.2 million, to $29.8 million in 2025 as compared to 2024. Our effective tax rates for the years ended December 31, 2025 and 2024 were approximately 39.6% and 42.6%, respectively.
The 2025 effective tax rate differs from the U.S. federal statutory tax rate primarily due to a Base Erosion anti- Abuse Tax (“BEAT”) tax liability and non-deductible equity compensation.
The 2024 effective tax rate differs from the U.S. federal statutory tax rate primarily due to the non-deductible equity compensation and a one-time charge for the foreign rate differential on acquired intangible assets, partially offset by the effect of the U.S. Research and Development (“R&D”) tax credit and the foreign-derived intangible income deduction.

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
* Not meaningful
Revenue
Revenue increased by $60.7 million, or 7%, to $935.3 million in 2024 as compared to 2023. Foreign currency fluctuations did not have a significant impact on our revenue in the year ended December 31, 2024, as compared to 2023.
Our Content revenues increased by 3%, to $760.0 million in 2024 as compared to 2023. Foreign currency fluctuations did not have a significant impact on our revenue in 2024. The increase in our Content license revenues was driven by revenue from Envato, which was acquired on July 22, 2024.
Our Data, Distribution, and Services revenues increased by 28%, to $175.3 million in 2024 as compared to 2023. Foreign currency fluctuations did not have a significant impact on our Data, Distribution, and Services revenues in 2024. The increase in Data, Distribution, and Services revenues was primarily driven by growth in our data offering, which grew 15% in the twelve months ended December 31, 2024, as well as growth in our Distribution and Services offerings.
Changes in our revenue by region were as follows: revenue from North America increased by $46.9 million, or 11%, to $474.7 million, revenue from Europe increased by $14.6 million, or 6%, to $245.7 million and revenue from outside Europe and North America remained relatively flat, decreasing by $0.9 million to $214.9 million, in the year ended December 31, 2024 compared to 2023.
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

Sales and Marketing.    Sales and marketing expenses increased by $8.0 million, or 4%, to $222.7 million in 2024 as compared to 2023. As a percent of revenue, sales and marketing expenses decreased to 24% for the year ended December 31, 2024, from 25% for the same period in 2023. This increase was driven by increases in employee-related costs, occupancy expenses, and other administrative expenses, partially offset by a decline in performance marketing spend and consulting expenses. In addition, there were $4.3 million and $0.6 million increases from recurring and non-recurring Giphy Retention Compensation, respectively. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
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
Interest Expense. In the twelve months ended December 31, 2024 and 2023, we recognized interest expense of $10.6 million and $1.9 million, respectively related to our credit facility and the amortization of deferred financing fees. Interest expense for the twelve months ended December 31, 2024 increased due to borrowings under the A&R Credit Agreement entered into during the quarter ended September 30, 2024 to fund the acquisition of Envato.
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
The 2023 effective tax rate differs from the U.S. federal statutory rate primarily due to non-taxable bargain purchase gain associated with the acquisition of Giphy, the effect of the U.S. Research and Development (“R&D”) tax credit, and the foreign-derived intangible income deduction.

Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents totaling $178.2 million, which primarily consisted of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our A&R Credit Agreement dated July 22, 2024.
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
Dividends
We declared and paid cash dividends of $1.32 per share of common stock, or $46.5 million during the year ended December 31, 2025.
On January 26, 2026, our Board of Directors declared a quarterly cash dividend of $0.36 per share of outstanding common stock payable on March 19, 2026 to stockholders of record at the close of business on March 5, 2026. The Company currently expects to continue to pay comparable cash dividends on a quarterly basis in the future. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of December 31, 2025, we have repurchased approximately 5.5 million shares of our common stock since 2015 under our repurchase programs (including our 2015 and 2017 Share Repurchase Programs and our 2023 Share Repurchase Program) at an average per-share cost of $48.86. During the year ended December 31, 2025, we did not repurchase shares of our common stock. As of December 31, 2025, we had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
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
As of December 31, 2025, we had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of our activities, which are customary for this type of credit facility. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of December 31, 2025, we were in compliance with these covenants.

Our outstanding debt (in thousands) is reflected in the table below. We classify the Revolver as a current liability since we could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.
Our debt consists of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,110	3,106
Non-Current Debt:
Term Loan - A&R Credit Agreement	116,639	119,598
Based on Level 2 inputs, the carrying value of our debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the year ended December 31, 2025, we recognized interest expense of $16.8 million. As of December 31, 2025, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.6 million.
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
As of December 31, 2025, we had approximately $161 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of December 31, 2025, we had approximately $28 million in operating lease obligations with lease payments extending through 2029.
See Notes 17 and 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our lease and other non-lease commitments, respectively, as of December 31, 2025.
Cash Flows
The following table summarizes our cash flow data for 2025, 2024 and 2023, respectively.

	Year Ended December 31,
	2025	2024	2023
		(in thousands)
Net cash provided by operating activities	$166,686	$32,646	$140,552
Net cash used in investing activities	$(47,797)	$(166,168)	$(54,316)
Net cash (used in) / provided by financing activities	$(59,098)	$150,096	$(102,704)
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
Net cash provided by operating activities was $166.7 million for the year ended December 31, 2025, compared to $32.6 million for the year ended December 31, 2024. In the twelve months ended December 31, 2025, cash provided by operating activities was impacted by the timing of payments and cash receipts in the ordinary course of business which can cause operating cash flow to fluctuate from period to period.
Net cash provided by operating activities was $32.6 million for the year ended December 31, 2024, compared to $140.6 million for the year ended December 31, 2023. In the twelve months ended December 31, 2024, operating cash flows included a

$10.3 million increase in the recurring and non-recurring payments made to the Giphy workforce, the reimbursement of which is reflected in Investing Activities on the Statement of Cash Flows. In addition, in the twelve months ended December 31, 2024, operating cash flows included $63.3 million of cash outflows made for liabilities assumed which were triggered upon the closing of the Envato acquisition (“the Envato Seller Obligations”). The acquired cash from Envato included $63.4 million to fund the Envato Seller Obligations.
Investing Activities
Our investing activities have consisted primarily of capital expenditures, business combinations, asset acquisitions, investments and content acquisitions. Starting in 2023, investing activities also includes amounts related to the Giphy Retention Compensation. Capital expenditures include internal-use software and website development costs, purchases of software equipment, and capitalization of leasehold improvements. Capital expenditures are primarily attributable to investments in internally developed software. We continue to invest significantly in product development to enhance our customer experience and increase the efficiency with which we deploy new products and features. Cash used in investing activities totaled $47.8 million, $166.2 million and $54.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Cash used in investing activities for the year ended December 31, 2025 was $47.8 million, consisting primarily of (i) capital expenditures of $42.9 million for internal-use software and website development costs and purchases of software and equipment; and (ii) $6.5 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by $1.6 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
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
Financing Activities
Our financing activities have consisted primarily of payments associated with cash dividends, settlements of tax withholding obligations related to employee stock-based compensation awards and repurchases of common stock under our share repurchase program. Our financing activities also includes proceeds from and payments of our A&R Credit Agreement and our Credit Facility, and proceeds received in connection with the exercise of stock options. Cash used in financing activities totaled $59.1 million and $102.7 million for the years ended December 31, 2025 and 2023, respectively, and cash provided by financing activities totaled $150.1 million and for the year ended December 31, 2024.
Cash used in financing activities during 2025 was $59.1 million, consisting of (i) $46.5 million, related to the payment of the quarterly cash dividend; (ii) $9.4 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (ii) $3.1 million used for the repayment of our Credit Facility.
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

	Year Ended December 31,
	2025	2024	2023
Non-GAAP Financial Measures (in thousands):
Adjusted net income	$140,482	$138,742	$157,581
Adjusted EBITDA	$271,818	$247,115	$240,776
Adjusted free cash flow	$149,517	$108,693	$138,468
Revenue growth on a constant currency basis	5%	7%	5%

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
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the twelve months ended December 31, 2025, the Company also incurred $16.8 million of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and is not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.
Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, impairment of lease assets, impairment loss on long-term investment, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, cost incurred associated with the Getty merger, unrealized gains and losses on investments, severance costs associated with strategic workforce optimizations, legal contingencies, and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$45,496	$35,932	$110,269
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	61,076	56,330	48,577
Tax effect of non-cash equity-based compensation(1)(2)	(14,353)	(6,883)	(11,416)
Acquisition-related amortization expense(3)	38,532	37,967	34,737
Tax effect of acquisition-related amortization expense(1)	(9,056)	(8,922)	(8,163)
Bargain purchase gain	—	—	(50,261)
Giphy Retention Compensation Expense - non-recurring	1,436	22,116	31,577
Tax effect of Giphy Retention Compensation Expense - non-recurring(1)	(338)	(5,197)	(7,421)
Merger-related costs	34,906	2,750	—
Tax effect of merger-related costs(1)	(7,855)	(619)	—
Other(4)	(7,462)	7,425	12,493
Tax effect of other(1)	(1,900)	(2,157)	(2,811)
Adjusted net income(4)	$140,482	$138,742	$157,581

Net income per diluted common share	$1.25	$1.01	$3.04
Adjusted net income per diluted common share	$3.87	$3.89	$4.35

Weighted average diluted shares	36,268	35,658	36,242
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
(3)Of these amounts, $35.7 million, $32.7 million and $31.6 million are included in cost of revenue for the years ended December 31, 2025, 2024 and 2023, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.
(4)Other consists of unrealized gains and losses on investments, severance costs associated with strategic workforce optimizations, impairment charges recorded for long-term investments and lease assets, and legal contingencies.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, impairment of lease assets, bargain purchase gain related to the acquisition of Giphy, Giphy Retention Compensation Expense - non-recurring, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, impairment loss on long-term investment, unrealized gains and losses on investments, transaction costs associated with the Getty merger, legal contingencies, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$45,496	$35,932	$110,269
Add / (less) Non-GAAP adjustments:
Interest expense	16,826	10,561	1,857
Interest income	(3,652)	(4,072)	(4,785)
Provision for income taxes	29,835	26,616	12,199
Depreciation and amortization	90,894	87,626	79,729
EBITDA	179,399	156,663	199,269

Non-cash equity-based compensation	61,076	56,330	48,577
Bargain purchase gain	—	—	(50,261)
Giphy Retention Compensation Expense - non-recurring	1,436	22,116	31,577
Merger-related costs	34,906	2,750	—
Foreign currency loss / (gain)	2,463	1,831	(879)
Unrealized gain on investment	(20,909)	(2,160)	—
Other(1)	13,447	9,585	12,493
Adjusted EBITDA	$271,818	$247,115	$240,776

Revenue	989,925	935,262	874,587
Net income margin	4.6%	3.8%	12.6%
Adjusted EBITDA margin	27.5%	26.4%	27.5%
(1) Other consists of severance costs associated with strategic workforce optimizations, impairment charges recorded for long-term investments and lease assets, and legal contingencies.

Revenue Growth (including by distribution channel) on a Constant Currency Basis
We define revenue growth (including by distribution channel) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Year Ended December 31,
	2025	2024	2023

Reported revenue (in thousands)	$989,925	$935,262	$874,587
Revenue growth	6%	7%	6%
Revenue growth on a constant currency basis	5%	7%	5%

Content reported revenue (in thousands)	$786,661	$760,011	$737,264
Content revenue growth	4%	3%	(7)%
Content revenue growth on a constant currency basis	2%	3%	(7)%

Data, Distribution, and Services reported revenue (in thousands)	$203,264	$175,251	$137,323
Data, Distribution, and Services revenue growth	16%	28%	256%
Data, Distribution, and Services revenue growth on a constant currency basis	16%	28%	256%
Adjusted Free Cash Flow
We define adjusted free cash flow as our net cash provided by operating activities, adjusted for capital expenditures, content acquisition, cash received related to Giphy Retention Compensation in connection with the acquisition of Giphy, cash paid for Envato Seller Obligations, and cash paid for Merger related costs.
The following is a presentation of cash flow information and a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023

Cash flow information:	(in thousands)
Net cash provided by operating activities	$166,686	$32,646	$140,552
Net cash used in investing activities	$(47,797)	$(166,168)	$(54,316)
Net cash (used in) / provided by financing activities	$(59,098)	$150,096	$(102,704)

Adjusted free cash flow:
Net cash provided by operating activities	$166,686	$32,646	$140,552
Capital expenditures	(42,856)	(47,215)	(44,645)
Content acquisitions	(6,506)	(4,029)	(11,096)
Cash received related to Giphy Retention Compensation	1,605	63,971	53,657
Cash paid for Envato Seller Obligations(1)	—	63,320	—
Merger related costs	$30,588	$—	$—
Adjusted Free Cash Flow	$149,517	$108,693	$138,468
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
Recent Accounting Pronouncements
See Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, which is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 26%, 27% and 29% in 2025, 2024 and 2023, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for 2025, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would impact our revenue by approximately 3%.
We have established foreign subsidiaries in various countries and have concluded that the functional currency of these entities is generally the local currency. Business transacted in currencies other than each entity’s functional currency results in transactional gains and losses. The net impacts of foreign currency transactions on our financial statements were losses of $2.3 million and $3.2 million in 2025 and 2024, respectively, and a gain of $0.7 million in 2023. Translation adjustments resulting from converting the foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk, but we may do so in the future.
Our historical revenue by currency is as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$148,272	€133,630	$142,729	€131,958	$139,529	€128,714
British pounds	58,843	£44,675	57,960	£45,573	56,679	£45,366
All other non-U.S. currencies(1)	50,324		53,255		54,839
Total foreign currency	257,439		253,944		251,047

U.S. dollar	732,486		681,318		623,540
Total revenue	$989,925		$935,262		$874,587
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
Amounts borrowed under our A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on our consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on our consolidated net leverage ratio, plus a credit spread adjustment of 0.100%. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of December 31, 2025.
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, and subject to the foregoing, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm (PCAOB ID 238), has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which begins on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information.
(c) Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item, other than the information set forth below, is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2025.
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

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13.    Certain Relationships And Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2025.

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

Item 16.    Form 10-K Summary.
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shutterstock, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shutterstock, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition - Content
As described in Notes 3 and 11 to the consolidated financial statements, for the year ended December 31, 2025, the Company’s total revenue was $989.9 million, of which content revenue totaled $786.7 million. Content licenses are generally purchased on a monthly or annual basis, whereby a customer pays for a predetermined quantity of content that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. The Company recognizes revenue upon the satisfaction of performance obligations. The Company recognizes revenue on both its subscription-based and transaction-based products when content is downloaded by a customer, at which time the license is provided.
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
February 17, 2026

We have served as the Company’s auditor since 2011.

SHUTTERSTOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$178,244	$111,251
Accounts receivable, net of allowance of $3,431 and $3,101	112,626	95,225
Prepaid expenses and other current assets	47,769	49,482
Total current assets	338,639	255,958
Property and equipment, net	62,553	66,400
Right-of-use assets	9,770	13,956
Intangible assets, net	215,673	248,477
Goodwill	574,614	569,668
Deferred tax assets, net	61,289	70,982
Other assets	93,398	83,715
Total assets	$1,355,936	$1,309,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,898	$9,221
Accrued expenses	129,952	126,643
Contributor royalties payable	94,163	81,076
Deferred revenue	212,984	225,489
Debt	158,110	158,106
Other current liabilities	19,295	24,751
Total current liabilities	628,402	625,286
Deferred tax liability, net	1,134	2,174
Long-term debt	116,639	119,598
Lease liabilities	17,247	23,365
Other non-current liabilities	11,476	20,383
Total liabilities	774,898	790,806
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 41,049 and 40,395 shares issued and 35,528 and 34,874 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	410	403
Treasury stock, at cost; 5,521 shares as of December 31, 2025 and December 31, 2024	(269,804)	(269,804)
Additional paid-in capital	520,018	468,390
Accumulated other comprehensive loss	(4,754)	(16,841)
Retained earnings	335,168	336,202
Total stockholders’ equity	581,038	518,350
Total liabilities and stockholders’ equity	$1,355,936	$1,309,156

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$989,925	$935,262	$874,587
Operating expenses:
Cost of revenue	406,846	396,297	352,630
Sales and marketing	220,977	222,704	214,749
Product development	89,033	88,417	96,162
General and administrative	198,010	159,136	142,646
Total operating expenses	914,866	866,554	806,187
Income from operations	75,059	68,708	68,400
Bargain purchase gain	—	—	50,261
Interest expense	(16,826)	(10,561)	(1,857)
Other income, net	17,098	4,401	5,664
Income before income taxes	75,331	62,548	122,468
Provision for income taxes	29,835	26,616	12,199
Net income	$45,496	$35,932	$110,269

Earnings per share:
Basic	$1.29	$1.02	$3.07
Diluted	$1.25	$1.01	$3.04
Weighted average shares outstanding:
Basic	35,290	35,330	35,878
Diluted	36,268	35,658	36,242

See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$45,496	$35,932	$110,269
Foreign currency translation gain / (loss)	12,087	(4,867)	3,465
Other comprehensive income / (loss)	12,087	(4,867)	3,465
Comprehensive income	$57,583	$31,065	$113,734
See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) / Income	Retained Earnings
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2022	39,605	$396	3,776	$(200,008)	$391,482	$(15,439)	$271,051	$447,482
Equity-based compensation	—	—	—	—	48,577	—	—	48,577
Issuance of common stock in connection with employee stock option exercises and RSU vesting	634	5	—	—	(3)	—	—	2
Common shares withheld for settlement of taxes in connection with equity-based compensation	(257)	(2)	—	—	(15,827)	—	—	(15,829)
Repurchase of Treasury Shares	—	—	634	(28,205)	—	—	—	(28,205)
Cash dividends paid	—	—	—	—	—	—	(38,667)	(38,667)
Other comprehensive income	—	—	—	—	—	3,465	—	3,465
Net income	—	—	—	—	—	—	110,269	110,269
Balance at December 31, 2023	39,982	399	4,410	(228,213)	424,229	(11,974)	342,653	527,094
Equity-based compensation	—	—	—	—	56,330	—	—	56,330
Issuance of common stock in connection with employee stock option exercises and RSU vesting	702	6	—	—	(6)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(289)	(2)	—	—	(12,163)	—	—	(12,165)
Repurchase of treasury shares	—	—	1,111	(41,591)	—	—	—	(41,591)
Cash dividends paid	—	—	—	—	—	—	(42,383)	(42,383)
Other comprehensive loss	—	—	—	—	—	(4,867)	—	(4,867)
Net income	—	—	—	—	—	—	35,932	35,932
Balance at December 31, 2024	40,395	403	5,521	(269,804)	468,390	(16,841)	336,202	518,350
Equity-based compensation	—	—	—	—	61,076	—	—	61,076
Issuance of common stock in connection with employee stock option exercises and RSU vesting	1,132	11	—	—	(10)	—	—	1
Common shares withheld for settlement of taxes in connection with equity-based compensation	(478)	(4)	—	—	(9,438)	—	—	(9,442)
Cash dividends paid	—	—	—	—	—	—	(46,530)	(46,530)
Other comprehensive income	—	—	—	—	—	12,087	—	12,087
Net income	—	—	—	—	—	—	45,496	45,496
Balance at December 31, 2025	41,049	$410	5,521	$(269,804)	$520,018	$(4,754)	$335,168	$581,038
   See accompanying notes to consolidated financial statements

SHUTTERSTOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,496	$35,932	$110,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,894	87,626	79,729
Deferred taxes	7,568	(10,963)	(26,176)
Non-cash equity-based compensation	61,076	56,330	48,577
Loss on impairment of long-term investment	5,000	—	—
Bad debt expense	713	(2,033)	1,894
Bargain purchase gain	—	—	(50,261)
Unrealized gain on investments, net	(20,909)	(2,160)	—
Changes in operating assets and liabilities:
Accounts receivable	(16,325)	4,944	(24,409)
Prepaid expenses and other current and non-current assets	11,363	(17,934)	(50,501)
Accounts payable and other current and non-current liabilities	(11,572)	(48,600)	20,892
Envato Seller Obligations	—	(63,320)	—
Contributor royalties payable	11,663	14,654	15,841
Deferred revenue	(18,281)	(21,830)	14,697
Net cash provided by operating activities	$166,686	$32,646	$140,552

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(42,856)	(47,215)	(44,645)
Business combination, net of cash acquired	—	(179,071)	(53,721)
Cash received related to Giphy Retention Compensation	1,605	63,971	53,657
Acquisition of content	(6,506)	(4,029)	(11,096)
Security deposit (payment) / release	(40)	176	1,489
Net cash used in investing activities	$(47,797)	$(166,168)	$(54,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	—	2
Cash paid related to settlement of employee taxes related to RSU vesting	(9,442)	(12,167)	(15,834)
Payment of cash dividends	(46,530)	(42,383)	(38,667)
Proceeds from credit facility	—	280,000	30,000
Repayment of credit facility	(3,126)	(31,563)	(50,000)
Repurchase of treasury shares	—	(41,591)	(28,205)
Payment of debt issuance costs	—	(2,200)	—
Net cash (used in) / provided by financing activities	$(59,098)	$150,096	$(102,704)

Effect of foreign exchange rate changes on cash	7,202	(5,813)	1,804
Net increase / (decrease) in cash and cash equivalents	66,993	10,761	(14,664)
Cash and cash equivalents, beginning of period	111,251	100,490	115,154
Cash and cash equivalents, end of period	$178,244	$111,251	$100,490

Supplemental Disclosure of Cash Information:
Cash paid for:
Cash paid for income taxes	$20,162	$34,033	$33,067
Cash paid for interest	$16,476	$7,830	1,724

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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A significant portion of the Company’s revenues are derived from customers who license content using electronic payments at the time of a transaction. The Company’s accounts receivable are primarily from enterprise customers who require invoicing. The Company performs initial and ongoing credit reviews on these customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay. The Company also performs ongoing financial condition evaluations for its existing customers. As of December 31, 2025, one customer accounted for approximately 15% of the accounts receivable balance. No other customer accounted for or exceeded 10% of the accounts receivable balance. As of December 31, 2024, one customer accounted for 17% of the accounts receivable balance.
Cash, Cash Equivalents
As of December 31, 2025 and 2024, the Company’s cash and cash equivalents were $178.2 million and $111.3 million, respectively. The Company’s cash balance consist primarily of bank deposits. Cash equivalents consists primarily of money market accounts and are stated at cost, which approximates fair value. Restricted cash is not material in any period presented.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table presents the changes in the Company’s allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$3,101	$6,335	$5,830
Add / (Less): bad debt expense / (recovery)	713	(2,033)	1,894
Less: write-offs, net of recoveries and other adjustments	(383)	(1,201)	(1,389)
Balance, end of period	$3,431	$3,101	$6,335
For certain Data, Distribution, and Services transactions, the Company has $53.4 million of unbilled receivables of which $34.1 million are recorded in Accounts Receivable and $19.3 million are recorded in Other Assets.
We have certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, approximately $9.8 million and $13.3 million of financing receivables, respectively, were included in accounts receivable and other assets on the Consolidated Balance Sheets.
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
Capitalized Internal Use Software
The Company capitalizes the qualifying costs of computer software developed for internal use, which are incurred during the application development stage, and amortizes them over the software’s estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company’s products are expensed as incurred. The amounts capitalized include employee payroll and payroll-related costs directly associated with the development activities as well as external direct costs of services used in developing internal-use software. The Company’s policy is to amortize capitalized costs using the straight-line method over the estimated useful life, which is currently three years, beginning when the software is substantially complete and ready for its intended use.
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
The Company’s goodwill balance was allocated to a single reporting unit. Since inception through December 31, 2025, the Company has not had any impairment of goodwill.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Contributor Royalties and Internal Sales Commissions
The Company expenses contributor royalties in the period revenue is recognized, which is generally when the customer download occurs, and includes the corresponding contributor royalties in cost of revenue. Contributor royalties are generally paid monthly. The Company advances certain contributor royalties which are initially deferred and expensed based on the contractual royalty rate at the time of customer download or when the Company determines future recovery is not probable. For the years ended December 31, 2025, 2024 and 2023, the Company deferred $2.0 million, $3.4 million and $3.9 million, respectively, in royalty advances and amortized $2.0 million, $3.7 million and $4.0 million, respectively, in royalty advance expense which is included in cost of revenue. As of December 31, 2025 and 2024, the Company has deferred contributor royalties of $0.3 million, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.
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
Advertising Costs
The Company expenses the cost of advertising and promoting its products as incurred. Such costs totaled $87.0 million, $91.8 million and $93.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in sales and marketing expense in the Consolidated Statements of Operations.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Employee Benefit Plans
The Company offers a 401(k) defined contribution plan and provides for discretionary employer matching contributions. All matching contributions are recognized as an expense in the Statement of Operations, as incurred. The Company recorded employer matching contributions of $5.0 million, $5.6 million and $5.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Reportable Segments
For the year ended December 31, 2025, the Company has identified one operating segment, which has also been determined to be the Company’s primary reportable business segment. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing financial performance.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally the respective local currency. Monetary assets and liabilities that are denominated in currencies other than each entity’s functional currency are remeasured into the functional currency at the period-end exchange rates and result in transactional gains and losses. The net impact of foreign currency transactional gains and losses on the Company’s results of operations were losses of $2.3 million and $3.2 million in 2025 and 2024, respectively, and a gain of $0.7 million in 2023. Translation adjustments resulting from converting the foreign subsidiaries financial statements into U.S. dollars using the period-end exchange rates for balance sheet accounts and the period average exchange rate for the Statements of Operations are recorded as a component of accumulated other comprehensive income / (loss) within stockholders’ equity.
Recently Adopted Accounting Standard Updates
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances incremental disclosures on an annual and interim basis, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU 2023-07 disclosure requirements in its December 31, 2025 consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. Company adopted the ASU 2023-07 disclosure requirements in its December 31, 2025 consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350-40): Targeted Improvements”. This ASU provides updated guidance clarifying the capitalization of costs related to internal-use software, including enhanced guidance on cloud computing arrangements. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. Early adoption is permitted. The Company is currently assessing the impact of this standard on its accounting for internal-use software development costs.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4) Fair Value Measurements and Other Long-term Investments
Fair Value Measurements
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of December 31, 2025 and 2024, except as noted below.
Money Market Accounts
Cash equivalents include money market accounts and are classified as a level 1 measurement based on quoted prices in active markets for identical assets that the reporting entity can access at the measurement date. As of December 31, 2025 and 2024, the Company did not have any cash equivalent balances.
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
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which is recorded in Other income, net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment is recorded at fair value on a recurring basis, with changes in fair value being recorded in Other income, net in the Consolidated Statement of Operations. The investment is subject to a contractual sale restriction that limits the sale or transfer of the investment for a period of 3 years, ending March 2027. Its fair value level hierarchy and amount are as follows (in thousands):

	As of December 31, 2025	As of December 31, 2024
Level 1	$40,021	$17,290

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Long-Term Investments
In connection with its Data, Distribution, and Services business, the Company may receive equity instruments in addition to cash for revenue contract consideration. As of December 31, 2025 and 2024, the Company had $30.5 million and $24.0 million, respectively, recorded in Other Assets in the Consolidated Balance Sheet from equity instruments received. The Company estimated the value of these equity instruments based on issuers’ recent market transactions. The Company will use the measurement alternative for fair value since the equity instruments do not have a readily determinable fair value and will report the instruments at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The results of the operations of Envato and Backgrid have been included in the Consolidated Statements of Operations since the date of acquisitions.
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Giphy transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business has been included in the Company’s results of operations from the acquisition date. The results of operations of Giphy

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
have been included in the Consolidated Statements of Operations since the date of the acquisition. The fair value of consideration transferred in this business combination has been allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the excess of the fair value of the net assets acquired over the net consideration received recorded as a bargain purchase gain. The identifiable intangible assets of these acquisitions are being amortized on a straight-line basis.
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
As of December 31, 2025, Shutterstock’s receivable of $1.2 million is against an escrow fully funded by Meta. $1.0 million and $0.2 million are included within Prepaid expenses and other current assets and Other assets, respectively, on the Consolidated Balance Sheet.
Pro-Forma Financial Information (unaudited)
The following unaudited pro forma consolidated financial information (in thousands) reflects the results of operations of the Company for the twelve months ended December 31, 2025 and 2024, as if the Backgrid and Envato acquisitions had been completed on January 1, 2023. These pro forma results have been prepared for comparative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisitions actually taken place at the beginning of the previous annual period.

	Year Ended December 31,
	2025	2024
Revenue
As Reported	$989,925	$935,262
Pro Forma	989,925	1,045,391
Income before income taxes
As Reported	$75,331	$62,548
Pro Forma	75,331	79,347

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	December 31,
	2025	2024
Computer equipment and software	$394,200	$351,062
Furniture and fixtures	11,046	11,016
Leasehold improvements	20,524	20,451
Property and equipment	425,770	382,529
Less: accumulated depreciation	(363,217)	(316,129)
Property and equipment, net	$62,553	$66,400
Depreciation and amortization expense related to property and equipment amounted to $43.5 million, $42.0 million and $37.7 million, for the years ended December 31, 2025, 2024 and 2023, respectively. Of these amounts, $42.1 million, $40.4 million and $36.1 million are included in cost of revenue for the years ended December 31, 2025, 2024 and 2023, respectively, and $1.4 million, $1.6 million and $1.7 million are included in general and administrative expense for the years ended December 31, 2025, 2024 and 2023, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense based on the nature of the asset. There was no loss on disposal for the years ended December 31, 2025, 2024 and 2023, respectively.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $41.1 million, $36.9 million and $45.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software. During 2025, 2024 and 2023, the Company invested significantly in its product development and hosting infrastructure to enhance its customer experience and increase the efficiency with which management deploys new products and features.
The portion of total depreciation expense related to capitalized internal-use software was $41.2 million, $39.3 million and $34.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statement of Operations.
As of December 31, 2025 and 2024, the Company had capitalized internal-use software of $57.7 million and $57.8 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7) Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the Company’s goodwill balance for the year ended December 31, 2025 (in thousands):

Goodwill

Balance as of December 31, 2024	$569,668
Envato measurement period adjustment	1,588
Foreign currency translation adjustment	3,358
Balance as of December 31, 2025	$574,614
The Company’s goodwill balance was allocated to a single reporting unit. The Company performed its annual goodwill assessment as of October 1, 2025 and concluded that the fair value of its reporting unit was greater than its carrying amount, and therefore, no adjustment to the carrying value of goodwill was necessary. The Company utilized a qualitative assessment of its content business reporting unit to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment.
There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.
Intangible Assets
Intangible assets, all of which are subject to amortization, consist of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025				As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$106,557	$(45,066)	$61,491	11	$103,130	$(34,847)	$68,283
Trade name	69,702	(19,072)	50,630	11	68,980	(12,941)	56,039
Developed technology	179,917	(113,223)	66,694	5	176,560	(86,140)	90,420
Contributor content	81,478	(44,682)	36,796	8	69,574	(35,917)	33,657
Patents	259	(197)	62	18	259	(181)	78
Total	$437,913	$(222,240)	$215,673		$418,503	$(170,026)	$248,477
Amortization expense related to the intangible assets was $47.5 million, $45.6 million and $42.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Of these amounts, $41.5 million, $40.4 million and $38.7 million are included in cost of revenue for the years ended December 31, 2025, 2024 and 2023, respectively, and $6.0 million, $5.2 million and $3.3 million are included in general and administrative expense for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company determined that there was no indication of impairment for the intangible assets for all periods presented. Estimated amortization expense for the next five years is: $45.3 million in 2026, $38.9 million in 2027, $36.0 million in 2028, $29.3 million in 2029, $17.9 million in 2030 and $48.2 million thereafter.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Compensation	$49,705	$46,753
Non-income taxes	41,584	43,171
Website hosting and marketing fees	6,307	9,568
Other expenses	32,356	27,151
Total accrued expenses	$129,952	$126,643
As of December 31, 2025 and December 31, 2024, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. Approximately $1.5 million and $5.8 million of severance costs associated with workforce optimization is included within accrued expenses as of December 31, 2025 and December 31, 2024, respectively and expected to be paid to employees over the next 12 months.
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
As of December 31, 2025, the Company had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of the Company’s activities, which are customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of December 31, 2025, the Company was in compliance with these covenants.
The Company’s outstanding debt (in thousands) is reflected in the table below. The Company classifies the Revolver as a current liability since the Company could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2025	As of December 31, 2024
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,110	3,106
Non-Current Debt:
Term Loan - A&R Credit Agreement	116,639	119,598
Based on Level 2 inputs, the carrying value of the Company’s debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the year ended December 31, 2025, the Company recognized interest expense of $16.8 million. As of December 31, 2025, the unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.6 million.
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
The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Shutterstock without further action by the stockholders. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock. In certain circumstances, an issuance of preferred stock could have the effect of decreasing the market price of the common stock. As of December 31, 2025, the Company has not issued and has no plans to issue any shares of preferred stock.
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
In June 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100 million of its common stock. During 2025, the Company did not repurchase any shares of common stock. During 2024, the Company repurchased approximately 1.1 million shares of its common stock, at an average per share cost of $37.42. As of December 31, 2025, the Company had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company expects to fund repurchases through a combination of cash on hand, cash generated by operations and future financing transactions, if appropriate. Accordingly, the share repurchase program is subject to the Company having available cash to fund repurchases. Under the share repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors
As of December 31, 2025, the Company has repurchased approximately 5.5 million shares of its common stock in total since 2015 under the repurchase programs (including the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86.
Dividends
On February 11, 2020, the Board of Directors approved the initiation of a quarterly cash dividend. The Company declared and paid cash dividends totaling $1.32 and $1.20 per share of common stock, or $46.5 million and $42.4 million, during the years ended December 31, 2025 and 2024, respectively.
On January 26, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.36 per share of outstanding common stock payable on March 19, 2026 to stockholders of record at the close of business on March 5, 2026. Future declaration of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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
The Company’s Content and Data, Distribution, and Services revenues for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Content	$786,661	$760,011	$737,264
Data, Distribution, and Services	203,264	175,251	137,323
Total Revenues	$989,925	$935,262	$874,587
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The December 31, 2025 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $224.1 million of total revenue recognized for the year ended December 31, 2025 was reflected in deferred revenue as of December 31, 2024. In addition, as of December 31, 2025, the Company has approximately $35.3 million of

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contracted but unsatisfied performance obligations relating primarily to our data offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period. In certain of the Company’s data deal contracts, the Company has provided customers with the right to cancel. As of December 31, 2025, the Company does not have a refund reserve liability. As of December 31, 2024, the total refund reserve related to these contracts was $13.0 million, of which $7.3 million and $5.7 million and was recorded in Other current liabilities and Other non-current liabilities, respectively. Should these cancellation rights not be exercised, this refund reserve would convert to revenue. For the twelve months ended December 31, 2025, the Company recognized $5.0 million of revenue from the reversal of refund reserves.

(12) Equity-Based Compensation
The Company recognizes stock-based compensation expense for all share-based payment awards including employee stock options and RSUs granted under either the 2012 Plan, the 2022 Plan or the 2022 Amended and Restated Plan based on the fair value of each award on the grant date.
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by line item included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$2,014	$1,472	$815
Sales and marketing	9,199	11,031	7,359
Product development	13,029	11,923	13,200
General and administrative	36,834	31,904	27,203
Total	$61,076	$56,330	$48,577
For the year ended December 31, 2025, 2024 and 2023 substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
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
Stock Option Awards
The following is a summary of stock option awards (in thousands) and weighted average exercise price per option:

	Plan Options	Weighted Average Exercise Price
Options outstanding at December 31, 2024	299	$34.14
Options canceled or expired	(35)	42.96
Options outstanding at December 31, 2025	264	32.95

Options exercisable at December 31, 2025	264	32.95
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s outstanding stock options was zero at both December 31, 2025 and December 31, 2024. There were no stock options exercised for the years ended December 31, 2025 and 2024.
No stock option awards were granted during the years ended December 31, 2025, 2024 and 2023.
Restricted Stock Units Awards (including PRSUs)
The following table presents a summary of the Company’s RSUs activity for the year ended December 31, 2025 (in thousands):

	Plan RSUs	Weighted Average Fair Value
Non-vested balance at December 31, 2024	2,900	$46.13
Units granted	3,811	17.01
Units vested	(1,138)	56.43
Units canceled or forfeited	(821)	21.08
Non-vested balance at December 31, 2025	4,752	$24.64

Non-vested and deferred balance at December 31, 2025	4,805	$24.92
As of December 31, 2025, the total unrecognized compensation charge related to the restricted stock units is approximately $66.4 million, which is expected to be recognized through fiscal 2029.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(13) Other Income, net
The following table presents a summary of the Company’s other income activity included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Foreign currency (loss) / gain	$(2,463)	$(1,831)	$879
Impairment of a long-term asset	(5,000)	—	—
Interest income, unrealized gain on investments, and other	24,561	6,232	4,785
Other income, net	$17,098	$4,401	$5,664

(14) Income Taxes
The Company’s geographical breakdown of its income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$30,029	$49,827	$108,013
Foreign	45,302	12,721	14,455
Income before income taxes	$75,331	$62,548	$122,468

The following table summarizes the consolidated provision for income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current provision:
Federal	$6,602	$18,578	$24,015
State and local	(137)	5,245	5,392
Foreign	15,802	13,756	8,967
Deferred provision (benefit):
Federal	12,060	(28,582)	(24,880)
State and local	348	(2,824)	(1,047)
Foreign	(4,840)	20,443	(248)
Provision for income taxes	$29,835	$26,616	$12,199

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision for income taxes differs from statutory income tax rate as follows:

	Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
Income before income taxes	$75,331		$62,548		$122,468

U.S. Federal Statutory Tax Rate	15,828	21.0%	13,132	21.0%	25,719	21.0%

Domestic Federal Tax Effects
Tax Credits
Research credits	(310)	(0.4)	(5,898)	(9.4)	(4,889)	(4.0)
Withholding taxes	(4,679)	(6.2)	(3,995)	(6.4)	(3,789)	(3.1)
Nontaxable and Non-deductible Items
Equity-based compensation	3,104	4.1	4,204	6.7	3,170	2.6
Bargain purchase gain	—	—	—	—	(10,555)	(8.6)
Transaction costs	—	—	1,399	2.2	334	0.3
Cross-border Tax Laws
GILTI	2,717	3.6	—	—	4	—
BEAT	8,113	10.8	—	—	—	—
FDII	(362)	(0.5)	(5,339)	(8.5)	(7,889)	(6.4)
US taxation of foreign disregarded entity	294	0.4	995	1.6	319	0.3
Other	16	—	188	0.3	(138)	(0.1)
Shortfall tax expense on share-based payments	4,368	5.8	2,431	3.9	576	0.5
Equity-based compensation award expiration	—	—	6,354	10.2	—	—
Changes in Valuation Allowance	1,001	1.3	—	—	—	—
Domestic state and local income taxes, net of federal effect	1,859	2.5	1,825	2.9	2,672	2.2

Foreign Tax Effects
United Kingdom
Statutory income tax rate differential	751	1.0	(26)	—	(182)	(0.1)
Changes in Valuation Allowance	(3,839)	(5.1)	1,328	2.1	1,621	1.3
Other	(214)	(0.3)	—	—	93	0.1

Ireland
Statutory income tax rate differential	(754)	(1.0)	(1,198)	(1.9)	(998)	(0.8)
Other	483	0.6	(41)	(0.1)	248	0.2

Australia
Statutory income tax rate differential	538	0.7	(516)	(0.8)	7	—
Foreign rate differential on acquired intangibles	(1,911)	(2.5)	5,454	8.7	—	—
Other	(147)	(0.2)	662	1.1	(79)	(0.1)
Canada	531	0.7	960	1.5	825	0.7
Other Foreign Jurisdictions	726	1.0	461	0.7	199	0.2
Withholding taxes	4,691	6.2	5,572	8.9	3,806	3.1

Worldwide changes in unrecognized tax benefits	(2,969)	(3.9)	(1,336)	(2.1)	1,125	0.9
Effective Tax Rate	29,835	39.6	26,616	42.6	12,199	10.0

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income taxes paid by the Company are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	9,056	16,072	22,400
State	3,702	5,171	6,517
Foreign	7,404	12,790	4,150
Total	20,162	34,033	33,067
From the above amounts, income taxes paid (net of refunds) exceeds 5% of taxes paid in the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
Foreign
Canada	3,663	2,693	3,715
Ireland	1,343	4,373	* below 5%
Australia	* below 5%	4,672	* below 5%
State
California	* below 5%	2,201	2,371
New York	1,068	* below 5%	* below 5%
The tax effect of the Company’s temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Non-cash equity-based compensation	$13,598	$10,492
Intangible amortization	5,836	31,263
Accruals and reserves	27,402	15,106
Lease liabilities	5,443	7,050
Net operating losses	19,569	18,003
Other	4,661	1,496
Gross deferred tax assets	76,509	83,410
Valuation allowance	(6,517)	(8,761)
Net deferred tax assets	69,992	74,649
Deferred tax liabilities:
Right-of-use assets	(1,682)	(2,502)
Depreciation and amortization	(1,918)	(2,680)
Contingent consideration	(6,237)	(659)
Net deferred tax assets	$60,155	$68,808
In addition, the valuation allowance of $4.8 million relates to certain foreign net operating loss carryforwards, and $1.7 million relates to certain US Federal and State tax attributes, where the Company has determined that there is sufficient uncertainty regarding the future realization of these net operating losses.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes changes to the Company’s unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance of unrecognized tax benefits at January 1	$12,296	$13,516	$13,021
Gross additions for tax positions for prior years	312	2,408	399
Gross additions for tax positions for current year	204	3,355	1,054
Gross reductions for tax positions of prior years	—	(6,983)	(958)
Gross expirations	(3,708)	—	—
Balance of unrecognized tax benefits at December 31	$9,104	$12,296	$13,516
The total amount of unrecognized tax benefits as of December 31, 2025 was $8.8 million, which, if recognized, would impact the Company’s effective tax rate in future periods. Unrecognized tax benefits is included within prepaid expenses and other current assets and other non-current liabilities on the Consolidated Balance Sheets. The Company has determined that it is reasonably possible that there will be a reversal of unrecognized tax benefits by as much as $1.1 million in the next fiscal year due to the expected resolution of prior year tax matters.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. Interest and penalties included in the Company’s provision for income taxes were not material in all the periods presented.
The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. During the tax year ending December 31, 2024 the U.S. Internal Revenue Service closed the audit for tax years 2017 through 2021 with $0.9 million of additional tax and interest assessed. During the tax year ending December 31, 2025 the state of California closed the audit for tax years 2021 and 2022 with no changes. The Company is currently under examination by the state of New York for the tax years 2022 and 2023. The Company is no longer subject to U.S. federal, state, local and foreign tax examinations by tax authorities for years before 2020.
As of December 31, 2025, the Company has $80.7 million in tax net operating loss carryforwards in U.S. and foreign tax jurisdictions which are available to reduce future income taxes and the majority of this amount relates to jurisdictions with an indefinite carryforward period.

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
The following table sets forth the computation of basic and diluted net income per share for fiscal years 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$45,496	$35,932	$110,269
Shares used to compute basic net income per share	35,290	35,330	35,878
Dilutive potential common shares:
Stock options and employee stock purchase plan shares	—	40	100
Unvested restricted stock awards	978	288	264
Shares used to compute diluted net income per share	36,268	35,658	36,242
Basic net income per share	$1.29	$1.02	$3.07
Diluted net income per share	$1.25	$1.01	$3.04

Potentially dilutive shares included in the calculation	2,953	1,157	1,034
Anti-dilutive shares excluded from the calculation	1,539	1,551	944

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table reconciles the company’s revenues and significant operating expense categories used to evaluate the business and allocate resources to Net income:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$989,925	$935,262	$874,587
Less:
Technology costs	91,039	69,883	58,853
Advertising costs	86,969	91,845	93,109
Adjusted cost of revenue[1]	360,963	355,074	318,281
Adjusted sales and marketing[1]	128,647	125,802	116,821
Adjusted product and development[1]	64,824	80,876	90,255
Adjusted general and administrative[1]	182,424	143,074	128,868
Total operating expenses	914,866	866,554	806,187
Income from operations	75,059	68,708	68,400
Bargain purchase gain	—	—	50,261
Interest expense	(16,826)	(10,561)	(1,857)
Other income, net	17,098	4,401	5,664
Income before income taxes	75,331	62,548	122,468

Provision for income taxes	29,835	26,616	12,199
Net income	45,496	35,932	110,269
1Excludes technology and advertising costs

The following represents the Company’s depreciation and amortization by expense category:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cost of revenue	$83,584	$80,805	$74,824
General and administrative	7,310	6,821	4,905
Total depreciation and amortization	$90,894	$87,626	$79,729
The following represents the Company’s geographic revenue based on customer location (in thousands):

	Year Ended December 31,
	2025	2024	2023
North America	$509,116	$474,683	$427,746
Europe	264,659	245,678	231,048
Rest of the world	216,150	214,901	215,793
Total revenue	$989,925	$935,262	$874,587
Included in North America is the United States which comprises approximately 41%, 45% and 46% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2025	2024
North America	$32,553	$45,354
Europe	17,382	17,175
Rest of the world	12,618	3,871
Total long-lived tangible assets	$62,553	$66,400
Included in North America is the United States, which comprises 48% and 64% of total long-lived tangible assets as of December 31, 2025 and 2024, respectively. Included in Europe is Ireland, which comprised 23% and 20% of total long-lived tangible assets as of December 31, 2025 and 2024, respectively. Included in Rest of the world is Australia, which comprised 20% of total long-lived tangible assets as of December 31, 2025. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(17) Leasing
The Company’s leases relate primarily to office facilities that expire on various dates from 2026 through 2029, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating lease costs, including insignificant costs related to short-term leases, were $7.7 million, $8.0 million and $6.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company made cash payments for operating leases of $10.2 million, $10.0 million and $10.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, which were included in cash flows from operating activities within the Consolidated Statements of Cash Flows. In addition, for the years ended December 31, 2025 and 2024, the Company recorded right-of-use assets of $0.8 million and $2.9 million, respectively, which were obtained in exchange for lease obligations. For the years ended December 31, 2025 and 2024, the Company’s operating leases have a weighted average remaining lease term of 3.3 years and 4.1 years, respectively, and a weighted average discount rate of 6.5%.
Balance sheet information for the Company’s leases as of December 31, 2025, is as follows:

	December 31,
(in thousands)	2025	2024
Right-of-use assets	$9,770	$13,956

Lease liabilities, current	$8,335	$9,717
Lease liabilities, non-current	17,247	23,365
Total lease liabilities	$25,582	$33,082

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Commitments
Future undiscounted lease payments for the Company’s operating lease liabilities and a reconciliation of these payments to its lease liabilities at December 31, 2025 are as follows (in thousands):

Reconciliation of future undiscounted lease payments to lease liabilities	Lease Commitments
Year ending December 31,
2026	8,560
2027	8,651
2028	8,395
2029	2,660
Total undiscounted lease payments	28,266
Less: imputed interest	(2,684)
Total lease liabilities	$25,582
The Company’s most significant lease is for its headquarters in New York City, which was entered into in March 2013 and was amended in January 2016 (“ESB Lease”). As amended, the ESB Lease will expire in 2029, and the undiscounted remaining future minimum lease payments are approximately $25.4 million. The Company is also party to a letter of credit as a security deposit for this leased facility, in the amount of $1.3 million.

(18) Commitments and Contingencies
Other Non-Lease Obligations
As of December 31, 2025, the Company’s other unconditional cash obligations, consisting primarily of unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, are as follows:

Year Ending December 31,	Other Obligations
2026	$73,400
2027	49,700
2028	38,100
Total non-lease unconditional obligations	$161,200

Legal Matters
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

SHUTTERSTOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Since the definitive proxy statement filed with the SEC on April 30, 2025 (the “Proxy Statement”), two complaints have been filed against Shutterstock and each member of Shutterstock’s board of directors (the “Individual Defendants”). The two complaints are captioned as follows: Johnson v. Shutterstock, Inc., et al., 682860/2025 (filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Johnson Action”) and Weiss v. Shutterstock, Inc., et al., 652853/2025 at ECF No. 1, filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Weiss Action”, and together with the Johnson Action, the “Stockholder Actions”). The Stockholder Actions allege that, among other things, the Proxy Statement contains false and misleading and/or incomplete information regarding the Merger. The Stockholder Actions assert claims for (i) negligent misrepresentation and concealment, and (ii) negligence in connection with the filing of the allegedly false and misleading Proxy Statement. The Stockholder Actions seek an injunction enjoining the consummation of the Merger unless and until the Individual Defendants disclose the allegedly omitted material information, in the event that the Merger are consummated, rescission of the Merger and awarding actual and punitive damages to plaintiff, and an award of attorneys’ and experts’ fees. The Company currently does not expect the outcome of pending legal proceedings to have a material effect on its consolidated results of operations, financial position or cash flows.
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
In August 2024, the Company received a Civil Investigative Demand (a “CID”) from the Federal Trade Commission (the “FTC”) regarding its investigation into the Company’s disclosure and subscription enrollment and cancellation practices under Section 5 of the Federal Trade Commission Act (“FTC Act”) and the Restore Online Shoppers’ Confidence Act (“ROSCA”). The Company has cooperated throughout the investigation, and in January 2026 the FTC entered into discussions with management to resolve this matter. The defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on the Company’s financial results and operations. There can be no assurance that the Company will be successful in reaching a favorable resolution of this matter. Any costs, penalties, remedies or compliance requirements could adversely affect the Company’s ability to operate its business or have a materially adverse impact on its financial results. As of December 31, 2025, a possible range of loss cannot be reasonably estimated and the Company did not record any material legal contingency accrual associated with this matter.
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the year ended December 31, 2025, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
2.3		Agreement and Plan of Merger, dated as of May 10, 2022.	8-K	001-35669	2.1	May 11, 2022
2.4		Stock Purchase Agreement, dated May 22, 2023	8-K	001-35669	2.1	May 23, 2023
2.5		Stock Purchase Agreement, dated May 1, 2024	8-K	001-35669	2.1	May 2, 2024
2.6		Voting and Support Agreement, dated as of January 6, 2025, by and between Getty Images and Jonathan Oringer.	8-K	001-35669	10.1	January 7, 2025
2.7		Significant Stockholder Agreement, dated as of January 6, 2025, by and among Getty Images, the Getty Family Stockholders, the Koch Stockholder and Jonathan Oringer.	8-K	001-35669	10.2	January 7, 2025
2.8		Agreement and Plan of Merger, dated as of January 6, 2025, by and among Getty Images, Merger Sub 2, Merger Sub 3, Shutterstock, HoldCo and Merger Sub 1.	8-K	001-35669	2.1	January 7, 2025
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Specimen Stock Certificate of the Registrant	S-3ASR	333-243706	4.1	August 10, 2020
4.2		Description of the Registrant’s Securities	10-K	001-35669	4.1	February 13, 2020
10.1(a)	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2022 Omnibus Equity Incentive Plan and Form of Award Agreement	14A	001-35669	N/A	April 21, 2022
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.5(d)	§	Amendment to Employment Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(d)	February 13, 2020
10.5(e)	§	Amendment to Severance and Change in Control Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(e)	February 13, 2020
10.6		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.7		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.8		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.9		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.10	§	Shutterstock, Inc. Director Compensation Policy	10-Q	001-35669	10.1	May 2, 2024
10.11	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.12	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.13	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.14	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.15	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016

Exhibit Number			Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.16	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.17	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	8-K	001-35669	10.1	February 11, 2020
10.19	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, for grants subsequent to April 2020	10-Q	001-35669	10.1	April 27, 2021
10.20(a)	§	Employment Agreement, dated August 5, 2019, by and between the Company and Steven Ciardiello	8-K	001-35669	10.1	August 6, 2019
10.20(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Steven Ciardiello	10-Q	001-35669	10.4	November 5, 2019
10.21	§	Employment Agreement, dated May 8, 2022, by and between the Company and Paul J. Hennessy	8-K	001-35669	10.2	May 11, 2022
10.22		Credit Agreement, dated as of May 6, 2022, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders.	8-K	001-35669	10.1	May 11, 2022
10.23	§	2022 Nonqualified Deferred Compensation Plan	10-Q	001-35669	10.2	October 25, 2022
10.24	§	Shutterstock Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan	10-Q	001-35669	10.1	June 7, 2024
10.25	§	Amendment to the Employment Agreement, dated June 28, 2024, by and between Shutterstock, Inc. and Paul J. Hennessy	10-Q	001-35669	10.1	July 3, 2024
10.26	§	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.2	July 3, 2024
10.27	§**	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Paul J. Hennessy
10.28	§	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	10-Q	001-35669	10.3	July 3, 2024
10.29		Amended and Restated Credit Agreement, dated as of July 22, 2024, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders and Bank of America, N.A., as administrative agent for such lenders.	10-Q	001-35669	10.1	July 22, 2024
10.30	§	Employment Agreement by and between Rik Powell and Shutterstock, Inc., dated October 30, 2024.	10-Q	001-35669	10.2	November 1, 2024
10.31		Letter Agreement, dated as of January 6, 2025, by and among Getty Images and the Getty Family Stockholders.	8-K	001-35669	10.3	January 7, 2025
10.32		Letter Agreement, dated as of January 6, 2025, by and between Getty Images and the Koch Stockholder.	8-K	001-35669	10.4	January 7, 2025
19.0		Insider Trading Policy	10-K	001-35669	19.0	February 25, 2025
21.1	**	List of Subsidiaries.
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
32	#**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		2023 Executive Compensation Clawback Policy	10-K	001-35669	97	February 26, 2024
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SHUTTERSTOCK, INC.
Dated: February 17, 2026	By:	/s/ PAUL J. HENNESSY
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

Signature	Title	Date

/s/ JONATHAN ORINGER	Founder and Executive Chairman of the Board	February 17, 2026
Jonathan Oringer
/s/ PAUL J. HENNESSY	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2026
Paul J. Hennessy
/s/ RIK POWELL	Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Rik Powell
/s/ STEVEN CIARDIELLO	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026
Steven Ciardiello
/s/ RACHNA BHASIN	Director	February 17, 2026
Rachna Bhasin
/s/ DEIRDRE M. BIGLEY	Director	February 17, 2026
Deirdre M. Bigley
/s/ THOMAS R. EVANS	Director	February 17, 2026
Thomas R. Evans
/s/ JAIME TEEVAN	Director	February 17, 2026
Jaime Teevan
/s/ ALFONSE UPSHAW	Director	February 17, 2026
Alfonse Upshaw