Form 10-K/A
period 2025-12-31
Shutterstock, Inc.
filed 2026-04-24
CIK 1549346

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

EXPLANATORY NOTE
Shutterstock, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), which the Company filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2026. This Amendment is being filed solely to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, no other portion of the Original Form 10-K is amended hereby, and the Original Form 10-K continues to speak as of the date of the original filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the date of the Original Form 10-K.

[TABLE OF CONTENTS]

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Director and Executive Officers
The names of our directors and executive officers and their ages, positions and biographies as of March 31, 2026 are set forth below.

Name	Age	Position
Jonathan Oringer	51	Founder and Executive Chairman of the Board
Rachna Bhasin	53	Director
Deirdre Bigley	61	Director
Thomas R. Evans	71	Director
Paul J. Hennessy	61	Director and Chief Executive Officer
Rikki Powell	54	Chief Financial Officer
Jaime Teevan	49	Director
Alfonse Upshaw	56	Director
Jonathan Oringer has served as our Executive Chairman of the Board since April 2020. Prior to assuming the role of Executive Chairman, Mr. Oringer served as Chief Executive Officer since the founding of the Company in 2003. Prior to founding Shutterstock, Mr. Oringer served as a director of several private companies. Mr. Oringer has served on the Columbia Engineering Board of Visitors from 2019 to June 2025. Mr. Oringer holds a B.S. in computer science and mathematics from State University of New York at Stony Brook and an M.S. in computer science from Columbia University.
Rachna Bhasin has served as a member of our Board since August 2019. Ms. Bhasin is the Founder/CEO of EQ Partners, a strategic advisory, consulting and investment company serving early-stage companies in the areas of technology and media. Ms. Bhasin was Chief Business Officer of Magic Leap, Inc., a spatial computing company, from October 2015 through January 2019 and prior to that, served as SVP, Corporate Strategy and Business Development at SiriusXM Radio, Inc. from November 2010 through October 2015. Ms. Bhasin also held positions at Dell, Inc., where she led the company’s consumer strategic partnership and personalization, and at EMI Music North America as Vice President of Business Development. Since March 2016, Ms. Bhasin has served as an Independent Director for Ryman Hospitality Properties (NYSE: RHP), a hotel, resort, entertainment and media company, where she serves on the Human Resources Committee and Chairs the Risk Committee. She is a member of the Board of Directors of Audiomack, a private company providing a music streaming and audio distribution platform, and is a Senior Advisor to Alignment Growth Capital, a fund that invests globally in growth-stage companies across media, entertainment and gaming. She joined the Board of Directors of Lotus House Sundari Foundation, Inc., a nonprofit organization that provides shelter and resources to homeless women and children, in December 2024. Ms. Bhasin joined the board of Valocity, a global technology company that provides digital solutions for the property valuation and mortgage lending industries, in May 2025. Ms. Bhasin served as an Independent Director for PropertyGuru (NYSE: PGRU), a South East Asian Property Platform, where she served on the Audit Committee, from August 2021 through December 2024 and on the Special Committee as it was taken private. Ms. Bhasin also served as a member of the Board of Directors for Newlab, who help commercialize and scale the critical technologies needed to decarbonize the economy, from June 2023 to December 2024. Ms. Bhasin holds a Bachelor of Commerce and Administration with Honors from the Victoria University of Wellington in New Zealand and an M.B.A. from Harvard Business School.
Deirdre Bigley has served as a member of our Board since May 2016. Ms. Bigley was with Bloomberg, L.P., a global business and financial information and news leader, joining in 2009 and serving as the Chief Marketing Officer from 2013 to 2021. Prior to joining Bloomberg, L.P., Ms. Bigley spent thirteen years at International Business Machines Corporation (IBM), serving in several capacities, including Vice President of Worldwide Advertising and Interactive, and Vice President of Worldwide Brand. Ms. Bigley serves on the Boards of: Wix.com, a cloud-based development platform, since November 2017 and Sportradar, a sports betting and sports entertainment company, since April 2021. Ms. Bigley served as a director of Taboola, an advertising company that powers recommendations for the open web, from April 2021 to June 2025. Ms. Bigley holds a B.A. in English from West Chester University.

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
Paul J. Hennessy has served as our Chief Executive Officer since July 2022 and as a member of our Board since April 2015. From June 2016 to May 2022, Mr. Hennessy served as Chief Executive Officer and member of the Board of Directors of Vroom, Inc., an online pre-owned car retailer. Prior to joining Vroom, from April 2015 through June 2016, Mr. Hennessy served as Chief Executive Officer of priceline.com, a provider of online travel and travel related reservation and search services. From November 2011 to March 2015, Mr. Hennessy served as Chief Marketing Officer of Booking.com, an online booking accommodations provider. From July 2006 to October 2011, Mr. Hennessy was Chief Distribution Officer of priceline.com. Since April 2023, Mr. Hennessy has served on the board of directors of Aledade, Inc., the nation’s largest network of independent primary care. He is also a member of the board of directors of TickPick, the modern transparent ticket marketplace transforming the event ticketing industry, as of January 2025. Mr. Hennessy is also a member of the Board of Directors of Liquidity Services, a B2B e-commerce marketplace platform for surplus assets, and serves as a member of its Audit and Corporate Governance and Nominating Committees as of October 2025. Mr. Hennessy holds a B.S. in marketing management from Dominican College and an M.B.A. from Long Island University.
Rikki Powell has served as our Chief Financial Officer since November 2024. Prior to joining the Company, Mr. Powell was Senior Vice President, Finance and Investor Relations at Shake Shack, an NYSE publicly traded quick services restaurant group, from 2022 to 2024. Prior to that, Mr. Powell served in various finance positions at Getty Images, a visual media company, where he ultimately advanced to the position of Chief Financial Officer from 2017 to 2020. Prior to that, Mr. Powell held various finance roles at Dell Computer Corporation and HP Inc. and started his career at Grant Thornton LLP. Mr. Powell is from Oxford in the United Kingdom and has been a Fellow of the UK Chartered Association of Certified Accountants for a number of years.
Jaime Teevan has served as a member of our Board since July 2024. Recognized globally for her contributions to productivity and personalized search, Dr. Teevan’s work has earned her a spot on TIME Magazine’s list of the top 100 influential figures in AI. As Microsoft's Chief Scientist and Technical Fellow, her career is distinguished by pioneering product innovations that are deeply rooted in rigorous research. She spearheaded the creation of M365 Copilot, integrating AI into Microsoft’s suite of products, and is credited with inventing Bing’s first personalized search algorithm. Prior to her current role, she was the Technical Advisor to Microsoft CEO Satya Nadella. Dr. Teevan is an elected ACM Fellow and member of the prestigious SIGIR and CHI Academies. She holds a Ph.D. in AI from MIT and a B.S. from Yale, and is an Affiliate Professor at the University of Washington. Dr. Teevan has served on the Board of Trustees of Yale University since July 2025. She also served on the board of the Computing Research Association, which plays a crucial role in shaping the future of computing research and influencing policy decisions until July 2025.
Alfonse Upshaw has served as a member of our Board since December 2020. Mr. Upshaw is Senior Vice President and Chief Financial Officer, Northern California Market for Kaiser Foundation Health Plans and Hospitals (Kaiser Permanente). Mr. Upshaw also served as Senior Vice President, Corporate Controller & Chief Accounting Officer for Kaiser Permanente until January 2022. He is also a member of the board of directors of HPNV Holdco, Inc. as of January 2026. Previously, Mr. Upshaw was an audit partner with Deloitte where he served Fortune 500 public as well as high growth private clients in a variety of industries. Mr. Upshaw has served on not-for-profit boards and several advisory committees including the Black Directors Health Equity Agenda, Inc., Kennedy-King Memorial Scholarship Foundation, the UC Berkeley Center for Financial Reporting and Management, and the American Heart Association Research Roundtable. Mr. Upshaw holds a B.S. in Business Administration from the University of California, Berkeley. He is a lifetime member of the National Association of Black Accountants, Inc.

Former Officers

Name	Age	Position
Matthew Furlong(1)	47	Former Chief Marketplace Officer
(1) Mr. Furlong’s service with the Company as Chief Marketplace Officer ended on September 2, 2025.
Matthew Furlong served as our Chief Marketplace Officer from January to September of 2025. Prior to joining Shutterstock, Mr. Furlong served as the Chief Executive Officer at GameStop, a global specialty retailer, from June 2021 to June 2023; as Country Manager of Amazon Australia, a leading e-Commerce retailer, from May 2019 to June 2021; and in various leadership roles at Amazon.com from October 2012 to May 2019. Prior to joining Amazon, Mr. Furlong spent the first twelve years of his career at Procter & Gamble where he was focused on brand, marketing, and sales strategies. Mr. Furlong holds a B.S. in Business Finance from Miami University.
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

Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our executive compensation program and the decisions made in 2025 as they pertain to each individual who served as our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”), and our other executive officers during our fiscal year ended December 31, 2025. Throughout this document, these executives are collectively referred to as our “NEOs” or our “named executive officers.” During fiscal year 2025, our named executive officers were:

Jonathan Oringer	Founder, Executive Chairman of the Board
Paul Hennessy	Chief Executive Officer
Rikki Powell	Chief Financial Officer
Matthew Furlong	Former Chief Marketplace Officer(1)
(1) Mr. Furlong was hired as Chief Marketplace Officer effective January 13, 2025 and resigned effective September 2, 2025.
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
2025 Business Highlights(1)
Our platform brings together users and contributors of content by providing readily-searchable content that our customers pay to license and by compensating contributors as their content is licensed. Contributors upload their content to our web properties in exchange for royalty payments based on customer download activity. Beyond content, customers also leverage our platform to assist with the entire creative process from ideation through creative execution. Our collection of content is one of the largest of its kind, and we delivered 453.1 million paid downloads to our customers across our brands during the year ended December 31, 2025. The highlights of our 2025 performance versus 2024 performance(1) include:
•Revenue increased 6% to $989.9 million
•Income from operations increased 9% to $75.1 million
•Net income increased 27% to $45.59 million
•Adjusted EBITDA increased 10% to $271.8 million(2)
•Operating cash flows increased $134.0 million to $166.7 million(2)
•Adjusted free cash flow increased $40.8 million to $149.5 million(2)

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
At our 2025 Annual Meeting, approximately 85% of the votes cast by stockholders on the advisory vote on executive compensation were in favor of the compensation of our named executive officers. The Board and Compensation Committee reviewed these final vote results and determined that, given the significant level of support of our approach to compensation by our stockholders, stockholders were not demanding significant changes to our executive compensation policies.

Pending Merger with Getty Images
As previously disclosed on January 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine in a merger-of-equals transaction with Getty Images Holdings, Inc. (NYSE:GETY) (“Getty Images”) (such transaction referred to herein as the “Merger”). A majority of Shutterstock stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders held on June 10, 2025. The Merger is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. For additional information related to the Merger, please refer to the definitive proxy statement filed by the Company and the definitive information statement and prospectus filed by Getty Images with the SEC on April 30, 2025 (collectively, the “Information Statement and Proxy Statement/Prospectus”) and our other filings with the SEC.
Compensation Governance Highlights
We maintain the following corporate governance practices and policies that our Board believes help to advance our compensation goals, including:

What we do	What we don’t do
Maintain a completely independent Compensation Committee that establishes our compensation practices	Encourage unreasonable risk taking
Award a meaningful portion of pay as variable, performance-based compensation and not fixed compensation	No repricing underwater stock options or grants without seeking stockholder approval
No excessive change in control or severance payments
Provide for “double-trigger” equity acceleration for our executive officers upon change in control	No excise tax gross-ups upon change in control termination benefits
Rigorous goals for performance-based compensation to align compensation with high performance and stockholder value	No defined benefit retirement plans, or supplemental retirement plans, for our executive officers
Use an independent compensation consultant	No guaranteed equity awards or bonuses for named executive officers
Clawback policy compliant with SEC and NYSE rules requiring recoupment of erroneously awarded compensation from executive officers following financial restatement	No hedging and no pledging of our equity securities by directors or employees, including our executive officers
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
•ensure actual payouts of performance-based compensation are aligned with financial performance and strategic business goals tied to enhancing stockholder value;
•ensure a meaningful portion of each executive’s total compensation is “at-risk” and varies based on Company and individual performance; and
•align the executive compensation program with both short-term and long-term stockholder interests.

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
In connection with determining compensation, our Compensation Committee has retained the services of Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent compensation consultant to provide advice and recommendations on the amount and form of executive compensation. Pearl Meyer was selected by and reports to the Compensation Committee and did not provide any other services to the Company. Our Compensation Committee periodically has sought input from Pearl Meyer on a range of external market factors, including evolving compensation trends, appropriate peer companies and market survey data. Pearl Meyer has also provided general observations on the Company’s compensation programs, including the compensation of our Executive Chairman and the design of our PSUs, each as described below.
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
The Compensation Committee periodically reviews the composition of our peer group used in making compensation decisions to determine whether any changes are appropriate. In December 2024, the Compensation Committee, in consultation with Pearl Meyer, reviewed and approved the composition of our peer group consisting of technology and software services companies that are similar to us in industry code, revenue, market capitalization and sales growth. Our peer group, which was used in making compensation decisions for fiscal year 2025, includes the following companies:

2025 Peer Group Continuing Companies
Alarm.com Holdings, Inc.	Envestnet, Inc.	Magnite, Inc.	Stitch Fix, Inc.
Box, Inc.	Etsy, Inc.	Paycom Software, Inc.	TrueCar, Inc.
Cars.com Inc.	Getty Images Holdings, Inc.	Pinterest, Inc.	Vimeo, Inc.
Dropbox, Inc.	LivePerson, Inc.	QuinStreet, Inc.	Yelp Inc.
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
Since April 2014, Mr. Oringer’s annual base salary has been $1.00 (one dollar) and Mr. Oringer has remained ineligible to receive an annual cash bonus. In providing for a $1.00 (one dollar) salary, the Compensation Committee determined to instead tie Mr. Oringer’s compensation almost entirely to the Company’s long-term business objectives and long-term stock price performance. In each of April 2022, 2023 and 2024, the Compensation Committee approved an award of performance stock units (“PSUs”) for Mr. Oringer with a grant-date value of $5,500,000, $5,500,000 and $5,225,000, respectively, which in each case vest over a 3-year period based on achievement of revenue growth and adjusted EBITDA margin targets in accordance with the Company-set goals for management. In 2025, based on limitations on the issuance of PSUs in the Merger Agreement, the Compensation Committee approved a time-based restricted stock unit (“RSU”) award with a grant-date value of $1,833,333 which vest over a 1-year period based on continued service The target number of RSUs and PSUs for each award was determined by dividing (x) the cash value of the award by (y) the average of the Company’s closing price for a share of Common Stock on each trading day during the 30 trading days period ending on the date immediately prior to the applicable grant date, rounded down to the nearest whole number of shares.
2025 NEO Departures
On August 8, 2025, Matthew Furlong notified the Company of his resignation as Chief Marketplace Officer, effective September 2, 2025. Mr. Furlong received the accrued benefits for a voluntary resignation in accordance with Section 7(c) of the Employment Agreement dated January 13, 2025 by and between the Company and Mr. Furlong, previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025, as amended on March 19, 2025, which amendment was filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2025 (the “Furlong Employment Agreement”), and his outstanding unvested equity awards were forfeited on September 2, 2025.
Section 3 - Elements of 2025 Compensation
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
Long-Term Incentive Compensation
Variable equity compensation in the form of restricted stock units (“RSUs”), which vest in annual installments over a period of years. Pursuant to the Merger Agreement, which requires the Company to award RSUs in lieu of performance stock units (“PSUs”) on going forward basis, the Company only granted RSUs during fiscal year 2025.
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
The table below sets forth the base salaries for our named executive officers during fiscal year 2025.

Named Executive Officer	Fiscal 2025 Base Salary
Jonathan Oringer	$1
Paul Hennessy	$700,000
Rikki Powell	$550,000
Matthew Furlong(1)	$500,000

(1) Mr.Furlong received a prorated portion of this base salary reflecting his service during fiscal year 2025.
Cash Incentives
In general, annual cash bonuses for our NEOs, other than Mr. Oringer, and other key employees are determined by our Compensation Committee on an annual basis. The annual cash incentive is an “at risk” bonus compensation program designed to foster a performance-oriented culture, where individual performance is aligned with the Company’s financial and business objectives.
The Compensation Committee set the target incentive compensation for fiscal 2025 for each of our NEOs, other than Mr. Oringer, as a percentage of the NEO’s base salary as set forth below:

Executive Officer	% of Base Salary Fiscal 2025	Target Incentive Compensation
Paul Hennessy	100%	$700,000
Rikki Powell	70%	$385,000
Matthew Furlong(1)	60%	$300,000
(1) Mr.Furlong’s Employment agreement entitled him to a full-year 2025 bonus, however, pursuant to the terms of the Furlong Employment Agreement, his bonus was forfeited with his resignation.
Performance Goals
Our annual cash incentive is designed to reward our executive officers based on achievement of pre-established Company performance goals and the individual contribution of each executive to that performance. Specifically, in 2025, the Company performance metrics were based on achievement of (i) revenue and (ii) adjusted EBITDA, with a relative weighting of 50% and 50% for each metric. In addition, the Compensation Committee has discretion to increase or decrease the bonuses that otherwise would be paid as annual cash incentive based on an individual executive officer’s actual performance versus the Company’s specified goals.
The Compensation Committee chose the revenue and adjusted EBITDA measures with the belief that they motivate our executives to drive Company growth and profitability. To reflect performance above or below targets, achievement of the revenue and adjusted EBITDA goals are measured against sliding scales that provide for annual incentive bonus payouts greater than the target bonus if results are greater than target or less than the target bonus if results are lower than the target. For 2025, our specific financial targets are shown in the table below:

Financial Targets for 2025 Annual Incentive Bonus Payouts
Revenue	$1,051.2 million
Adjusted EBITDA	$279.7 million
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
In January 2026, the Compensation Committee reviewed actual results for 2025 with respect to revenue and adjusted EBITDA, which may be adjusted for extraordinary and/or non-recurring circumstances as deemed necessary by the Compensation

Committee for payout percentage purposes, and the Compensation Committee determined that the Company achieved the following financial results and payout percentages:

	Revenue	Adjusted EBITDA(1)
Target (millions)	$1,051.2	$279.7
2025 Results (millions)(1)	$976.6	$262.5
Target Achieved	92.9%	93.8%
Payout Percentage	71.6%	87.7%
(1)See Annex A for a reconciliation of our non-GAAP to GAAP financial measures. As shown on Annex A, these results for purposes of our annual cash incentive award calculation were adjusted to remove the impact of acquisition activity and are presented on a constant currency basis.

Individual bonus payments are based on a formula determined by taking each person’s base annual compensation, multiplied by the individual’s target bonus percentage, multiplied by the Company achievement score expressed as a percentage. Bonus amounts paid can then be increased or decreased, regardless of that person’s target bonus or specific corporate performance metrics, based on individual performance or other considerations, in the discretion of the Compensation Committee. Based on the level of performance achievement described above, the payout percentage was 79.6%.

Named Executive Officer	Target Payout ($)	Payout based on Company Achievement Score ($)	Discretionary % Increase/ (Decrease)in Payout	Actual Payout ($)
Paul Hennessy	700,000	557,200	(2.51)%	543,200
Rikki Powell	385,000	306,460	6.18%	325,400

Long-term Incentive Compensation
Long-term incentives represent the primary component of compensation at the Company and are designed to reward participants the way stockholders are rewarded, through growth in the value of our Common Stock. Pursuant to the Merger Agreement, which requires the Company to award RSUs in lieu of PSUs on a going forward basis, the Company only granted RSUs to our NEOs during fiscal year 2025. Regardless of the form of award, the overarching purpose of our long-term incentive grants is to align executives’ interests with those of our stockholders, reward employees for enhancing stockholder value and attract and retain our executive officers.
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
In determining the size of equity-based awards for new hires, the Compensation Committee and, in certain instances the Chief Executive Officer, consider a variety of factors, including the compensation of similarly situated executive officers at the Company, the executive officer’s expected level of responsibility and expected contributions to the Company’s future success, and the compensation of similarly situated executive officers at selected peer companies. As the purpose of equity awards is to tie total compensation to long-term stockholder value, executive officers receive sizable stock-based awards at the time of hire to align their interests to reward long-term performance.
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
Total Compensation Target
In this process, we view projected total compensation for a given year as cash compensation expected to be earned in that year plus an assumed value of stock-based compensation vesting in that year. Because we focus on total compensation over time and take into account existing compensation, equity awards for a smaller number of shares do not necessarily reflect lower total compensation and equity awards for a larger number of shares do not necessarily reflect higher total compensation. For fiscal 2025, the total compensation target for each of the NEOs, other than Mr. Oringer, was: Paul Hennessy - $16,275,000 and Rikki Powell - $3,935,000 and Matt Furlong - $4,600,000.
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
Restricted Stock Units
Under the Amended and Restated 2022 Plan, and for certain grants made in prior years under the Shutterstock, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), we grant RSUs, which are the right to receive shares of our Common Stock, that are subject to continued employment through the applicable vesting date. The number of RSUs granted to an executive is determined by dividing the fair market value of the RSU grant by the average of the Company’s closing price for a share of Common Stock on each trading day during the 30 trading days period ending on the date immediately prior to the grant date. RSUs are granted to executive officers, including our NEOs, to serve primarily as a retention mechanism and to reward individual performance.
Stock option and RSU grants to our executive officers, including our NEOs, are currently structured to vest in equal installments over three years to balance the objective of retaining and incentivizing our executive officers, achieving key short-term deliverables with respect to our financial performance, and the long-term stability of the organization.
During 2025, Mr. Powell was granted 142,382 RSUs, which vest over a three-year period in approximately equal one-third increments on each anniversary of the grant date, subject to continued service with the Company through each vesting date.
Mr. Hennessy was granted 162,544 RSUs that will vest in full on July 1, 2026 and 375,110 RSUs that will vest in full on July 1, 2027, subject to his continued service through the vesting date. The Compensation Committee and Board determined to approve Mr. Hennessy’s awards in fiscal 2025 in order to incentivize Mr. Hennessy’s continued service and performance for the Company and to promote his retention for an additional period of service through the anticipated closing of the Merger and these RSUs were granted in lieu of PSUs in accordance with the Merger Agreement. Mr. Hennessy’s awards in fiscal 2025 were also designed to recognize his significant contributions to the Company and the importance of his continued service for the Company, while aligning his pay with Company performance and stockholder value.
Mr. Furlong was granted 30,235 RSUs when he joined the Company in January 2025 to vest over a three-year period in approximately equal one-third increments in January 2026, 2027 & 2028, subject to continued service with the Company through each vesting date. Pursuant to the Merger Agreement, which requires the Company to award RSUs in lieu of PSUs on going forward basis, 135,263 RSUs were granted on April 1, 2025 in lieu of the PSUs called for in the Furlong Employment Agreement. This grant was scheduled to vest over a three-year period in approximately equal one-third increments on each anniversary of the grant date, subject to continued service with the Company through each vesting date. However, all of Mr. Furlong’s outstanding unvested equity awards were forfeited when he resigned from the Company effective September 2, 2025.

During 2025, Mr. Oringer was granted 87,011 RSUs that vest on April 1, 2026.
Performance Stock Units
Pursuant to the Merger Agreement, which requires the Company to award RSUs in lieu of PSUs on going forward basis, during fiscal 2025 and beyond, Shutterstock did not issue any performance-based equity awards.

For years prior to fiscal 2025, the annual targets for each of the PSU grants are set by the Compensation Committee over a three-year period based on the Company’s strategic objectives and goals. The Compensation Committee seeks to make target goals ambitious, requiring meaningful growth over the three-year performance period, while threshold goals are expected to be achievable. Information about the performance targets and payout results as a percentage of target as well as the resulting payout for the applicable fiscal year PSUs are described below. For each tranche of the PSU award, PSUs are earned based on the achievement of at least a threshold level of the performance goal with respect to the fiscal year prior to the year in which the vesting date occurs, under the following schedule:

Achievement Level	Percentage Vesting
Outstanding	150%
Target	100%
Threshold	75%
The PSU goals and payout opportunity are intended to reflect the same key metrics we use to manage our business and drive stockholder returns over time, including adjusted EBITDA margins and revenue growth. In February 2024 and February 2023, the Compensation Committee approved two grants of PSUs (the “2024 PSUs” and 2023 PSUs”, respectively) with vesting based on the achievement of revenue and adjusted EBITDA goals established in advance by the Compensation Committee for three annual tranches over the full performance period. In each case, the PSUs in each tranche are eligible to vest annually based upon achievement of the prior year performance goals.
The performance goals established at the time of each grant with respect to fiscal 2025 performance are as follows:

		Adjusted EBITDA	Revenue
		Margin	Growth
2023 PSUs (Third Tranche)	Targets	27.0%	5.0%
2023 PSUs (Third Tranche)	2025 Achievement	31.0%	(9.0)%
2024 PSUs (Second Tranche)	Targets	27.5%	5.0%
2024 PSUs (Second Tranche)	2025 Actual	27.0%	5.8%
In January 2026, the Compensation Committee certified the fiscal 2025 adjusted EBITDA margin of 30% and organic revenue growth of 3% (each of which was adjusted to remove the impact of 2022 and 2023 acquisition activity as shown in Annex A). The 2025 financials resulted in a payout at 75% of target under the third annual tranche of the 2023 PSUs, a payout at 103.8% of target under the second annual tranche of the 2024 PSUs.
With respect to Mr. Hennessy, he was previously awarded 262,789 PSUs ($15 million value) in fiscal 2022 pursuant to the terms of his employment agreement. The performance targets for Mr. Hennessy’s award in fiscal 2022 were set at the start of each annual period (2022, 2023 and 2024, respectively) in accordance with the targets set forth above, and all three tranches vested at the end of the three-year period on July 1, 2025.
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

Overview of 2025 Long-Term Incentive Grants to NEOs

We believe that equity awards align the interests of our named executive officers with the long-term interests of our stockholders and provide incentives to our named executive officers to enhance stockholder value and to attract and retain our executives. The table below summarizes the long-term incentive grants made to our NEOs in 2025.

Named Executive Officer	2025 RSU Grants ($ Value)	2025 RSU Grants (Number of Shares)
Jon Oringer	1,833,333	87,011
Paul Hennessy	14,875,000	537,654
Rikki Powell	3,000,000	142,382
Matthew Furlong(1)	3,800,000	165,498

(1) Forfeited in connection with his resignation.

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
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our 2025 Form 10-K.
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

Summary Compensation Table
The following table sets forth information regarding the compensation awarded to, earned by, or paid to each of our named executive officers during the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation ($)	Total ($)
Jonathan Oringer, Executive Chairman	2025	1	-	1,618,405	-	-	10,128	1,628,534
	2024	1	-	4,937,746	-	-	-	4,937,746
	2023	1	-	5,496,949	-	-	-	5,496,949
Paul Hennessy, Chief Executive Officer	2025	700,000	-	10,544,274	-	543,200	23,123(3)	11,810,597
	2024	700,000	-	5,871,670	-	583,800	20,998(4)	7,176,468
	2023	700,000	-	6,644,157	-	750,400	18,954(4)	8,113,511
Rikki Powell, Chief Financial Officer	2025	528,846	-	2,648,305	-	325,400	17,597(5)	3,520,148
	2024	210,866	-	683,989	-	130,450	16,409(6)	1,041,714
Matthew Furlong, Former Chief Marketplace Officer	2025	321,153	-	3,382,427	-	-	12,941(7)	3,716,522
(1)Amounts represent the aggregate grant date fair value computed in accordance with ASC Topic 718 for RSUs and PSUs granted to the NEOs. In connection with Mr. Furlong’s resignation, all RSUs granted were forfeited as of September 2, 2025. A discussion of the assumptions used in determining grant date fair value may be found in Note 1 to our audited consolidated financial statements included in the Original Form 10-K. Please also refer to the Grants of Plan-Based Awards in 2025 table for information on stock award grants made in 2025. These amounts do not necessarily represent the actual value that may be realized by the NEOs. Of the amounts shown in 2025 for each NEO, no PSUs were granted in accordance with the Merger Agreement.
(2)Amounts shown in the non-equity incentive plan compensation column for 2025 represent performance-based bonuses but actually paid in 2026. Mr. Furlong was not eligible to receive non-equity incentive plan compensation for 2025 because his employment terminated prior to the end of fiscal 2025.
(3)Consists of a $17,375 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium and mobile phone allowance
(4)Consists of a $15,250 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium and mobile phone allowance.
(5)Consists of a $15,500 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium, mobile phone allowance and fitness expense reimbursement.
(6)Consists of a $15,250 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium, mobile phone allowance and fitness expense reimbursement.
(7)Consists of a $11,750 payment for 401(k) matching contributions by the Company, the value of Company-provided group term life insurance premium, mobile phone allowance and health savings account.
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
In the event that the Company terminates Mr. Hennessy’s employment without cause on or after July 1, 2027, he will only receive a pro-rated annual bonus for the year of termination, subject to the execution of a release, without any additional severance benefits. In the event that the Company terminates Mr. Hennessy’s employment prior to July 1, 2027, he will continue to be eligible to receive payments and benefits in accordance with the terms of the employment agreement, including:
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
Rikki Powell
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

Matthew Furlong
Mr. Furlong was employed as our Chief Marketplace Officer pursuant to an employment agreement dated January 13, 2025 until his resignation on September 2, 2025. Mr. Furlong’s employment agreement generally provides for the following key terms:
•at-will employment, which commenced effective January 13, 2025;
•base salary of $500,000;
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

Mr. Furlong was also subject to the Company’s Confidentiality, Non-Disclosure, Inventions, Non-Solicitation and Non-Competition Agreement, which contains customary confidentiality, non-competition, and non-solicitation of employees or customers provision. Under the agreement, Mr. Furlong cannot compete with the Company for a 12-month period after termination. The non-solicitation covenant also extends for 12 months after termination.

Grants of Plan-Based Awards in 2025

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jonathan Oringer
2025 Annual Cash Bonus		___	___	___
2025 RSU Grants	4/1/25				___	___	___	87.011	1,618,405
Paul Hennessy
2025 Annual Cash Bonus		$462,000	$700,000	$910,000
2025 RSU Grants	4/1/25				___	___	___	162,544	3,023,318
	12/1/25				___	___	___	375,110	7,520,955
Rikki Powell
2025 Annual Cash Bonus		$254,100	$385,000	$500,500
2025 RSU Grants	4/1/25				___	___	___	142,382	2,648,305
Matthew Furlong(3)
2025 Annual Cash Bonus		$198,000	$300,000	$390,000
2025 RSU Grants	1/13/25				___	___	___	30,235	866,535
	4/1/25				___	___	___	135,263	2,515,891
(1)Pursuant to the terms of the Merger Agreement, all equity awards granted in 2025 were RSUs; no PSUs were granted in 2025.
(2)A discussion of the assumptions used in determining grant date fair value may be found in Note 1 to our audited consolidated financial statements included in the Original Form 10-K.
(3)In connection with his departure, and pursuant to the terms of the Furlong Employment Agreement, the RSUs granted in 2025 to Mr. Furlong were forfeited as of September 2, 2025 as well as any portion of his annual cash bonus.

Outstanding Equity Awards at Fiscal Year-End
The following table shows all outstanding equity awards held by each of the named executive officers at December 31, 2025:

Executive Officer	Grant Date	OPTIONS					STOCK AWARDS
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Jon Oringer	3/1/2016	263,742			32.95	3/1/2026
	4/1/2022
	4/3/2023								25,201	481,339
	4/1/2024								72,813	1,390,728
	4/1/2025						87,011	1,661,910
Paul Hennessy	7/1/2022
	2/23/2023
	2/21/2024
	7/1/2024						54,181	1,034,857(2)
	4/1/2025						162,544	3,104,590(3)
	12/1/2025						375,110	7,164,601(4)
Rikki Powell	7/1/2024						6,693	127,836(5)
	11/1/2024						7,271	138,876(6)
	4/1/2025						142,382	2,719,496(7)
Matthew Furlong	1/13/2025							0(8)
	4/1/2025							0(8)
(1)Assumes a price per share of our Common Stock of $19.10, which represents the closing price per share of our Common Stock on the NYSE on December 31, 2025.
(2)This RSU vests in full July 1, 2026.
(3)This RSU vests in full July 1, 2026.
(4)This RSU vests in full July 1, 2027.
(5)This RSU vests multiple over 4 years. 25% of the grant will vest annually no later than the first and second anniversaries of the original grant date and 6.25% will vest quarterly after the second and third anniversaries.
(6)This RSU vests in three annual installments of 33.3%, 33.3% and 33.4%, respectively, beginning on November 1, 2024.
(7)This RSU vests in three annual installments of 33.3%, 33.3% and 33.4%, respectively, beginning on April 1, 2025.
(8)In connection with his departure, the RSUs granted in 2025 to Mr. Furlong were forfeited as of September 2, 2025.

Option Exercises and Stock Vested in 2025
The following table presents information concerning each exercise of stock options and vesting of stock awards during fiscal 2025 for each of our named executive officers.

Executive Officer	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jon Oringer	-	-	78,280(2)	1,456,008
Paul Hennessy	-	-	362,710(3)	7,290,471
Rikki Powell	-	-	5,866(4)	135,827
Matthew Furlong	-	-	-	-
(1)Value realized was calculated by multiplying the number of shares that vested by the per share closing price of the Company’s Common Stock on the vesting date. The values do not include the payment of taxes by the NEOs.
(2)After shares were withheld by the Company to satisfy tax withholding obligations that arose upon the vesting of Mr. Oringer’s restricted stock units, Mr. Oringer received 54,896 shares.
(3)After shares were withheld by the Company to satisfy tax withholding obligations that arose upon the vesting of Mr. Hennessy’s restricted stock units, Mr. Hennessy received 180,651 shares.
(4)After shares were withheld by the Company to satisfy tax withholding obligations that arose upon the vesting of Mr. Powell’s restricted stock units, Mr. Powell received 3,502 shares

Potential Payments Upon Termination or Change in Control
The tables below reflect the amount of compensation that would have been owed to each of our NEOs in the event of employment termination or a termination upon a change of control on December 31, 2025. For compensation paid upon termination for Mr. Furlong and additional information with respect to our other named executive officers, see “Mr. Furlong Arrangements” below, “Employment Agreements and Compensatory Arrangements” and the Summary Compensation Table.
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
The amounts in the table below were calculated using the following assumptions:
•the tables do not include the value of vested but unexercised stock options and vested restricted stock units; and
•benefit continuation expense was calculated using the Company’s costs for medical, dental, and life insurance coverage for each named executive officer as in effect on January 1, 2025, except where otherwise specified.
Because the payments to be made to the named executive officers depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can be determined only at the time of his or her actual separation from the Company.

Named Executive Cause of Termination	Cash Severance Payment ($)	Pro-Rata Bonus ($)(1)	Acceleration of Equity Awards ($)(2)	Continued Participation in Medical & Dental Benefit Plans ($)	Outplacement Benefits ($)	Total ($)
Jonathan Oringer
Change in Control(3)	-	-	3,533,978	41,045	5,000	3,580,023
Termination by Company without “cause”	-	-	1,176,694	41,045	5,000	1,222,739
Death or disability	-	-	-	-	-	-
Paul Hennessy
Change in Control(3)	1,050,000	700,000	11,304,049	27,092	-	13,081,140
Termination by Company without “cause”	1,050,000	700,000	11,304,049	40,638	-	13,094,686
Death or disability	-	-	-	-	-	-
Rikki Powell
Change in Control(3)	550,000	385,000	2,986,209	27,092	-	3,948,301
Termination by Company without “cause”	550,000	385,000	1,029,165	27,092	-	1,991,257
Death or disability	-	-	-	-	-	-
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
(2)Represents the value of unvested equity awards, based on the closing market price of our common stock of $19.10 per share on December 31, 2025, that would vest on an accelerated basis upon the occurrence of certain events. For Mr. Oringer, includes acceleration of vesting for performance-based RSUs assuming target performance was achieved on the assumed date of termination on December 31, 2025 and does not include any amount for acceleration of vesting of performance-based stock options because the target price of such stock options was greater than the closing market price of our Common Stock on December 31, 2025.
(3)Represents change in control severance benefits based on a double-trigger arrangement, which assumes a “change in control” of the Company followed by the termination by the Company of an NEO without “cause”.

Mr. Furlong Arrangements
On August 8, 2025, Matthew Furlong notified the Company of his resignation as Chief Marketplace Officer, effective September 2, 2025. In connection with his voluntary resignation, Mr. Furlong received the accrued benefits for a voluntary resignation in accordance with Section 7(c) of the Furlong Employment Agreement. The dollar amount of all accrued benefits Mr. Furlong received pursuant to the terms of the Furlong Employment Agreement in connection with this resignation was $0.
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
Cash Compensation: Our non-employee director compensation program provides for an annual fee of $50,000 and fees for the chairperson and members of our Audit, Compensation, and Nominating and Corporate Governance Committees as follows:

Role	2025 Annual Retainer-Chairperson ($)	2025 Annual Retainer-Other Members ($)
Audit Committee	20,000	10,000
Compensation Committee	15,000	5,000
Nominating and Corporate Governance Committee	10,000	5,000
In addition to the annual cash retainer, the independent director who serves as the presiding director receives an additional annual cash retainer in the amount of $20,000. All fees are payable quarterly in arrears (and prorated in the event of service less than an entire quarter).
2025 Non-Employee Director Equity Compensation: Our non-employee director compensation program also provides for a restricted stock unit (“RSU”) award with a cash value equal to $175,000 annually upon election and annually thereafter, with the grant date of such annual award to be the date of our annual meeting of stockholders. These RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date immediately preceding the date of our next annual meeting of stockholders, subject in each case to the non-employee director’s continued service to the Company through the vesting date. If a non-employee director is appointed to the Board at any point other than at the annual meeting of stockholders, the initial director grant is prorated.
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
Director Compensation Table
The following table provides information on the amount of compensation received by our non-employee directors for the year ended December 31, 2025. Information regarding the compensation of Mr. Oringer and Mr. Hennessy is set forth in the Summary Compensation Table included elsewhere in this Amendment.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Deirdre Bigley(3)	70,000	184,203	254,203
Thomas R. Evans(4)	95,000	184,203	279,203
Rachna Bhasin(5)	70,000	184,203	254,203
Alfonse Upshaw(6)	70,000	184,203	254,203
Jaime Teevan(7)	50,000	184,203	234,203
(1)Represents all fees earned or paid in cash for services as a director for the fiscal year ended December 31, 2025, including annual retainer fees, committee chair and membership fees, as applicable.
(2)Amounts represent the aggregate grant date fair value of stock awards computed in accordance with Financial Accounting Board Accounting Standards Codification Topic 718, “Compensation - Stock Compensation.” Stock awards reflect a grant of RSUs with a value of approximately $184,203 on the June 10, 2025 because the Company did not hold its 2025 Annual Meeting of Stockholders within 12 months of the 2024 Annual Meeting, with the number of shares determined in accordance with our director compensation policy by dividing $175,000 by the average of our closing price for a share of our Common Stock during the 30 trading-day period ending on the date immediately prior to the grant date, rounded down to the nearest whole number of shares. Grant date fair value was calculated using the closing price on the grant date of $18.99 per share, which was the closing price of our Common Stock on June 10, 2025.
(3)As of December 31, 2025, Ms. Bigley had 9,700 unvested RSUs.
(4)As of December 31, 2025, Mr. Evans had 9,700 unvested RSUs and 23,321 vested RSUs, the settlement of which has been deferred.
(5)As of December 31, 2025, Ms. Bhasin had 9,700 unvested RSUs and 3,539 vested RSUs, the settlement of which has been deferred.
(6)As of December 31, 2025, Mr. Upshaw had 9,700 unvested RSUs and 7,852 vested RSUs, the settlement of which has been deferred.
(7)As of December 31, 2025, Ms. Teevan had 9,700 unvested RSUs.
Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO.
The ratio of the fiscal 2025 total compensation of (i) our CEO, Mr. Hennessy, as reported in the Summary Compensation Table, to (ii) our median employee as computed in the same manner, is 82:1 based on the amounts of $11,810,597 to $142,811, respectively.
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
As permitted by SEC rules, for purposes of calculating the 2025 pay ratio, we used the same median employee identified for determining our 2024 CEO pay ratio. For 2025, we determined that there had not been any changes to our employee population or compensation program that would significantly impact the pay ratio disclosure for 2025. We identified our median employee for the 2025 pay ratio analysis using the methodology and the material assumptions, adjustments, and estimates described below (as previously disclosed).
We identified the median employee in 2024 by examining target annualized cash compensation as of December 31, 2024 for our global population of approximately 1,715 full-time and part-time employees, other than our CEO, who were employed by us on December 31, 2024. We included all employees, whether employed on a full-time or part-time basis (excluding any temporary employees and independent contractors), and did not make any estimates, assumptions or adjustments to any annual base salaries. Base salaries for employees outside of the United States were converted into United States dollars by applying the applicable exchange rates in effect on December 31, 2024. No cost of living adjustments were applied in our methodology.
Pay Versus Performance
The following table provides information required by Item 402(v) of Regulation S-K. For information regarding the Company’s pay-for-performance philosophy and how the Company aligns executive compensation with the Company’s performance, refer to “Executive Compensation – Compensation Discussion and Analysis.”

							Year-end value of $100 invested on 12/31/2020 in:
Year	Summary Compensation Table Total for Paul Hennessy (1) $	Compensation Actually Paid to Paul Hennessy (1)(2) $	Summary Compensation Table Total for Stan Pavlovsky (3) $	Compensation Actually Paid to Stan Pavlovsky (2)(3) $	Average Summary Compensation Table Total for Non-CEO NEOs (4) $	Average Compensation Actually Paid to Non-CEO NEOs (2)(4) $	SSTK Total Shareholder Return $	S&P Software & Svcs Total Shareholder Return $	Net Income (in millions) $	Adj. EBITDA (in millions) $
2025	$11,810,597	$7,207,773	n/a	n/a	$2,955,068	$924,471	30.78	123.17	45.5	271.8
2024	7,176,468	494,493	n/a	n/a	2,944,372	370,539	45.71	124.15	35.9	247.1
2023	8,113,511	5,010,678	n/a	n/a	6,195,115	4,169,842	70.47	98.71	110.3	240.8
2022	20,883,260	18,201,281	5,913,330	(16,980,341)	4,003,445	(5,794,986)	75.31	71.06	76.1	218.1
2021	n/a	n/a	5,717,651	22,508,915	3,394,474	13,395,666	155.96	107.98	91.9	193.1
(1)Paul Hennessy became CEO of the Company on July 1, 2022.
(2)Deductions from, and additions to, total compensation in the Summary Compensation Table to calculate Compensation Actually Paid include:

	Paul Hennessy	Average Non-NEOs
Total Compensation from Summary Compensation Table	$11,810,597	$2,955,068
Adjustments for Equity Awards
Adjustment for grant date values in the Summary Compensation Table	$(10,544,274)	$(2,549,712)
Year-end fair value of unvested awards granted in the current year	$10,269,191	$1,460,469
Year-over-year difference of year-end fair values for unvested awards granted in prior years	$(609,536)	$(620,667)
Fair values at vest date for awards granted and vested in current year	$-	$-
Difference in fair values between prior year-end fair values and vest date fair values for awards granted in prior years	$(3,718,206)	$(320,687)
Forfeitures during current year equal to prior year-end fair value	$-	$-
Dividends or dividend equivalents not otherwise included in the total compensation	$-	$-
Total Adjustments for Equity Awards	$(4,602,825)	$(2,030,598)
Compensation Actually Paid (as calculated)	$7,207,773	$924,471
(3)Stan Pavlovsky became CEO of the Company on April 1, 2020 and served until May 3, 2022.
(4)Non-CEO NEOs reflect the average summary Compensation Table total compensation and average Compensation Actuary Paid for the following executives by years:
•2025: Jonathan Oringer, Rikki Powell, and Matthew Furlong
•2024: Jonathan Oringer, Jarrod Yahes, John Caine and Rikki Powell
•2023: Jonathan Oringer, Jarrod Yahes and John Caine
•2021 & 2022: Jonathan Oringer, Jarrod Yahes and Peter Silvio

Relationship Between “Compensation Actually Paid” and Performance
The following charts address the relationship between compensation “actually paid” as disclosed in the Pay vs. Performance Table and:
•the Company’s cumulative TSR;
•the Company’s net income; and
•the Company’s Adjusted EBITDA.

CAP vs. TSR
$25,000
$20,000
$15,000
$10,000
$5,000
$0
-$5,000
-$10,000
-$15,000
-$20,000
Compensation ($000s)
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Total Shareholder Return of $100 Invested at 12/31/2020
2021
2022
2023
2024
2025
Pavlovsky Compensation Actually Paid
Hennessy Compensation Actually Paid
Average NEO Compensation Actually Paid
SSTK value of $100 Invested 12/31/20
Peer Group value of $100 Invested 12/31/20

Tabular List of Most Important Financial Performance Measures
The following is a list of the financial performance measures that we believe are the most important financial performance measures used to link NEO compensation to company performance:
•Adjusted EBITDA,
•Adjusted EBITDA Margin,
•Revenue, and
•Revenue growth.
For more information, see “Executive Compensation – Compensation Discussion & Analysis” in this proxy statement. Although we do not in practice use any performance measures to link compensation “actually paid” (as calculated herein) to company performance, we are providing this list in accordance with Item 402(v) of Regulation S-K to provide information on performance measures used by the Compensation Committee to determine NEO compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities authorized for issuance under equity compensation plans.
The following table provides information as of December 31, 2025 about the securities authorized for issuance under our Amended and Restated 2012 Plan (the “2012 Plan”) and our Amended and Restated 2022 Plan. Each of the 2012 Plan and the Amended and Restated 2022 Plan was adopted with the approval of our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,068,324(1)	32.95(2)	1,708,286
Equity compensation plans not approved by security holders	-	-	-
Total	5,068,324(1)	32.95(2)	1,708,286

(1)Consists of 263,742 shares of our Common Stock to be issued upon the exercise of outstanding stock options under the Amended and Restated 2012 Plan and 4,804,582 shares of our Common Stock to be issued upon the vesting of RSUs granted under the 2012 Plan and Amended and Restated 2022 Plan.The 2012 Plan expired on June 2, 2022 and no further shares are available for issuance under this plan.
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
The following table sets forth information, as of March 31, 2026 or as of the dates referenced below, regarding the beneficial ownership of our Common Stock by:
•each person known to us to own beneficially more than 5% of the outstanding shares of any class of our voting securities;
•each of our directors;
•each of our named executive officers; and
•all of our directors and current executive officers as a group.
As of March 31, 2026, we had 35,554,795 shares of Common Stock outstanding. We computed the number of shares beneficially owned and the percentage of Common Stock represented by that ownership based on the SEC’s rules. Accordingly, ownership reflects shares over which a person has voting or investment power and includes shares that a person has the right to acquire by May 30, 2026 in connection with stock options or vesting of RSUs (not taking into account the withholding of shares of Common Stock to cover applicable taxes). Unless otherwise noted below, the address of each beneficial owner listed in the table below is c/o Shutterstock, Inc., 350 Fifth Avenue, 20th Floor, New York, New York 10118. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors:
Jonathan Oringer	10,831,855	30.5%
Paul J. Hennessy	312,333	*
Matthew Furlong(1)		*
Rikki Powell	3,502	*
Deirdre Bigley	18,882	*
Rachna Bhasin	22,721	*
Thomas R. Evans(2)	31,664	*
Jaime Teevan	4,168	*
Alfonse Upshaw(3)	10,633	*
All executive officers and directors as a group (9 persons)(4)	11,235,758	31.6%
Other 5% Stockholders:
Blackrock, Inc.(5)	3,756,405	10.8%
*represents beneficial ownership of less than 1%.

(1)Mr. Furlong resigned as Chief Marketing Officer effective September 2, 2025. His information comes from his final Form 4 filing on April 3, 2025.
(2)Consists of 29,409 shares of Common Stock and 2,255 shares issuable upon the vesting of RSUs at or within 60 days of March 31, 2026.
(3)Consists of 2,781 shares of Common Stock and 7,852 shares issuable upon the vesting of RSUs at or within 60 days of March 31,2026.
(4)Includes 10,107 shares issuable upon the vesting of RSUs at or within 60 days of March 31, 2026.
(5)This information is based solely on a Schedule 13G/A filed by Blackrock, Inc. (“Blackrock”) with the SEC on April 29, 2025, which reported ownership as of March 31, 2025. Of the 3,756,405 shares of our Common Stock deemed beneficially owned, Blackrock reported sole voting power as to 3,756,405 shares, shared voting power as to 0 shares and sole dispositive power as to all shares beneficially owned. The address of Blackrock is 50 Hudson Yards, New York, New York 10001.

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
Since January 1, 2025, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we have been or will be a party and in which:
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
Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Ms. Bigley, Ms. Bhasin, Mr. Evans, Ms. Teevan and Mr. Upshaw, representing five of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE. In addition, each committee of the Board is composed solely of independent directors, consistent with the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.

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
The following is a summary of the fees billed to us by PricewaterhouseCoopers for professional services rendered for the fiscal years ended December 31, 2025 and December 31, 2024:

Fee Category	Fiscal 2025	Fiscal 2024
Audit Fees	$4,327,000	$4,014,500
Audit-Related Fees	$—	$116,000
Tax Fees	$210,000	$431,400
All Other Fees	$2,200	$7,000
Total Fees	$4,539,200	$4,568,900
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
Tax Fees. Tax fees for the years ended December 31, 2025 and December 31, 2024 include fees related to tax compliance and consulting services.
All Other Fees. For the years ended December 31, 2025 and December 31, 2024, all other fees consisted of fees related to certain accounting research software products.
The Audit Committee determined that PricewaterhouseCoopers’s provision of these services, and the fees that we paid for these services, are compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee approved all services that PricewaterhouseCoopers provided in the fiscal years ended December 31, 2025 and 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of October 5, 2012, between the Registrant and Shutterstock Images LLC.	S-1/A	333-181376	2.1	October 5, 2012
2.2		Agreement and Plan of Merger, dated as of October 5, 2012, among the Registrant, Shutterstock Investors II, Inc., Insight Venture Partners (Cayman) V, L.P., Shutterstock Investors III, Inc. and Insight Venture Partners V Coinvestment Fund, L.P.	S-1/A	333-181376	2.2	October 5, 2012
2.3		Agreement and Plan of Merger, dated as of May 10, 2022.	8-K	001-35669	2.1	May 11, 2022
2.4		Stock Purchase Agreement, dated May 22, 2023	8-K	001-35669	2.1	May 23, 2023
2.5		Stock Purchase Agreement, dated May 1, 2024	8-K	001-35669	2.1	May 2, 2024
2.6		Voting and Support Agreement, dated as of January 6, 2025, by and between Getty Images and Jonathan Oringer.	8-K	001-35669	10.1	January 7, 2025
2.7		Significant Stockholder Agreement, dated as of January 6, 2025, by and among Getty Images, the Getty Family Stockholders, the Koch Stockholder and Jonathan Oringer.	8-K	001-35669	10.2	January 7, 2025
2.8		Agreement and Plan of Merger, dated as of January 6, 2025, by and among Getty Images, Merger Sub 2, Merger Sub 3, Shutterstock, HoldCo and Merger Sub 1.	8-K	001-35669	2.1	January 7, 2025
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	S-1/A	333-181376	3.2	June 29, 2012
3.2		Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-181376	3.4	September 27, 2012
4.1		Specimen Stock Certificate of the Registrant	S-3ASR	333-243706	4.1	August 10, 2020
4.2		Description of the Registrant’s Securities	10-K	001-35669	4.1	February 13, 2020
10.1(a)	§	Form of Indemnification Agreement between the Registrant and each of its Officers and Directors.	S-1/A	333-181376	10.1	August 30, 2012
10.2	§	2012 Omnibus Equity Incentive Plan and Form of Award Agreements.	10-K	001-35669	10.2	February 27, 2015
10.3	§	2022 Omnibus Equity Incentive Plan and Form of Award Agreement	14A	001-35669	N/A	April 21, 2022
10.4	§	Shutterstock, Inc. Short-Term Incentive Plan.	S-1/A	333-181376	10.7	August 30, 2012
10.5(a)	§	Employment Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(a)	September 27, 2012
10.5(b)	§	Severance and Change in Control Agreement between Shutterstock Images LLC and Jonathan Oringer dated September 24, 2012.	S-1/A	333-181376	10.8(b)	September 27, 2012
10.5(c)	§	Summary of Compensatory Arrangements with Jonathan Oringer, dated April 24, 2014.	8-K	001-35669	N/A	April 28, 2014
10.5(d)	§	Amendment to Employment Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(d)	February 13, 2020

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.5(e)	§	Amendment to Severance and Change in Control Agreement, dated February 11, 2020, by and between Jon Oringer and Shutterstock, Inc.	10-K	001-35669	10.5(e)	February 13, 2020
10.6		Lease Agreement, between Shutterstock, Inc. and Empire State Building Company LLC, dated March 21, 2013.	10-Q	001-35669	10.1	May 10, 2013
10.7		First Lease Modification Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated August 31, 2015.	10-Q	001-35669	10.3	November 6, 2015
10.8		Second Lease Modification and Extension Agreement, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C., dated January 8, 2016.	8-K	001-35669	10.1	January 13, 2016
10.9		Third Lease Modification Agreement, dated July 19, 2016, by and between Shutterstock, Inc. and ESRT Empire State Building, L.L.C.	10-Q	001-35669	10.1	August 4, 2016
10.10	§	Shutterstock, Inc. Director Compensation Policy	10-Q	001-35669	10.1	May 2, 2024
10.11	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.5	May 4, 2016
10.12	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees	10-Q	001-35669	10.6	May 4, 2016
10.13	§	Shutterstock, Inc. Form of 2012 Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement	10-Q	001-35669	10.7	May 4, 2016
10.14	§	Shutterstock, Inc. Amended and Restated 2012 Omnibus Equity Incentive Plan	10-Q	001-35669	10.4	August 4, 2016
10.15	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.1	November 4, 2016
10.16	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Canadian Employees, as amended September 15, 2016	10-Q	001-35669	10.2	November 4, 2016
10.17	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Deferred Restricted Stock Unit Award Agreement, as amended September 15, 2016	10-Q	001-35669	10.3	November 4, 2016
10.18	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	8-K	001-35669	10.1	February 11, 2020
10.19	§	Shutterstock, Inc. 2012 Amended and Restated Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement, for grants subsequent to April 2020	10-Q	001-35669	10.1	April 27, 2021
10.20(a)	§	Employment Agreement, dated August 5, 2019, by and between the Company and Steven Ciardiello	8-K	001-35669	10.1	August 6, 2019
10.20(b)	§	Amendment to Employment Agreement, dated November 5, 2019, by and between the Company and Steven Ciardiello	10-Q	001-35669	10.4	November 5, 2019
10.21	§	Employment Agreement, dated May 8, 2022, by and between the Company and Paul J. Hennessy	8-K	001-35669	10.2	May 11, 2022

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
10.22		Credit Agreement, dated as of May 6, 2022, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent for such lenders.	8-K	001-35669	10.1	May 11, 2022
10.23	§	2022 Nonqualified Deferred Compensation Plan	10-Q	001-35669	10.2	October 25, 2022
10.24	§	Employment Agreement, dated January 13, 2025, by and between the Company and Matthew Furlong	10-K	001-35669	10.1	February 25, 2025
10.25	§	Employment Agreement Amendment, dated March 19, 2025, by and between the Company and Matthew Furlong	10-K/A	001-35669	10.38	March 28, 2025
10.26	§	Shutterstock Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan	10-Q	001-35669	10.1	June 7, 2024
10.27	§	Amendment to the Employment Agreement, dated June 28, 2024, by and between Shutterstock, Inc. and Paul J. Hennessy	10-Q	001-35669	10.1	July 3, 2024
10.28	§	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	001-35669	10.2	July 3, 2024
10.29	§**	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement for Paul J. Hennessy	10-K	001-35669	10.27	February 17, 2026
10.30	§	Shutterstock, Inc. Form of Amended and Restated 2022 Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement	10-Q	001-35669	10.3	July 3, 2024
10.31		Amended and Restated Credit Agreement, dated as of July 22, 2024, by and among Shutterstock, Inc., as borrower, certain subsidiary guarantors, certain financial institutions, as lenders and Bank of America, N.A., as administrative agent for such lenders.	10-Q	001-35669	10.1	July 22, 2024
10.32	§	Employment Agreement by and between Rik Powell and Shutterstock, Inc., dated October 30, 2024.	10-Q	001-35669	10.2	November 1, 2024
10.33		Letter Agreement, dated as of January 6, 2025, by and among Getty Images and the Getty Family Stockholders.	8-K	001-35669	10.3	January 7, 2025
10.34		Letter Agreement, dated as of January 6, 2025, by and between Getty Images and the Koch Stockholder.	8-K	001-35669	10.4	January 7, 2025
19		Insider Trading Policy	10-K	001-35669	19	February 25, 2025
21.1		List of Subsidiaries.	10-K	001-35669	21.1	February 25, 2025
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	001-35669	23.1	February 17, 2026
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-35669	31.1	February 17, 2026
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-35669	31.2	February 17, 2026
31.3	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number			Incorporated by Reference
		Exhibit Description	Form	File No.	Exhibit	Filing Date
32	#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35669	32	February 17, 2026
97		2023 Executive Compensation Clawback Policy	10-K	001-35669	97	February 26, 2024
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SHUTTERSTOCK, INC.
Date: April 24, 2026	By:	/s/ PAUL J. HENNESSY
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
The following is a reconciliation of net income to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net income	$45,496	$35,932	$110,269
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	61,076	56,330	48,577
Tax effect of non-cash equity-based compensation(1)(2)	(14,353)	(6,883)	(11,416)
Acquisition-related amortization expense(3)	38,532	37,967	34,737
Tax effect of acquisition-related amortization expense(1)	(9,056)	(8,922)	(8,163)
Bargain purchase gain	—	—	(50,261)
Giphy Retention Compensation Expense - non-recurring	1,436	22,116	31,577
Tax effect of Giphy Retention Compensation Expense - non-recurring(1)	(338)	(5,197)	(7,421)
Merger-related costs	34,906	2,750	—
Tax effect of merger-related costs(1)	(7,855)	(619)	—
Other(4)	(7,462)	7,425	12,493
Tax effect of other(1)	(1,900)	(2,157)	(2,811)
Adjusted net income(4)	$140,482	$ 138,742	$ 157,581

Net income per diluted common share	$1.25	$ 1.01	$ 3.04
Adjusted net income per diluted common share	$3.87	$ 3.89	$ 4.35

Weighted average diluted shares	36,268	35,658	36,242
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2) For the twelve months ended December 31, 2024, the tax effect of non-cash equity-based compensation includes a $6.2 million add-back for the reduction of deferred tax assets associated with the expiration of performance-based stock options and restricted stock units granted the Company’s Founder and Executive Chairman in 2014. The performance-based metrics were not met, the awards were not exercisable, and the Company recognized a non-cash tax expense for the change in deferred taxes.
(3) Of these amounts, $35.7 million, $32.7 million and $31.6 million are included in cost of revenue for the years ended December 31, 2025, 2024 and 2023, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.
(4) Other consists of unrealized gains and losses on investments, severance costs associated with strategic workforce optimizations, impairment charges recorded for long-term investments and lease assets, and legal contingencies.

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
The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net income	$45,496	$ 35,932	$ 110,269
Add / (less) Non-GAAP adjustments:
Interest expense	16,826	10,561	1,857
Interest income	(3,652)	(4,072)	(4,785)
Provision for income taxes	29,835	26,616	12,199
Depreciation and amortization	90,894	87,626	79,729
EBITDA	179,399	156,663	199,269

Non-cash equity-based compensation	61,076	56,330	48,577
Bargain purchase gain	—	—	(50,261)
Giphy Retention Compensation Expense - non-recurring	1,436	22,116	31,577
Merger-related costs	34,906	2,750	—
Foreign currency loss / (gain)	2,463	1,831	(879)
Unrealized gain on investment	(20,909)	(2,160)	—
Other(1)	13,447	9,585	12,493
Adjusted EBITDA	$271,818	$ 247,115	$ 240,776

Revenue	989,925	935,262	874,587
Net income margin	4.6%	3.8%	12.6%
Adjusted EBITDA margin	27.5%	26.4%	27.5%

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

	Year Ended December 31,
	2025	2024	2023

Reported revenue (in thousands)	$989,925	$ 935,262	$ 874,587
Revenue growth	6%	7%	6%
Revenue growth on a constant currency basis	5%	7%	5%

Content reported revenue (in thousands)	$786,661	$ 760,011	$ 737,264
Content revenue growth	4%	3%	(7) %
Content revenue growth on a constant currency basis	2%	3%	(7) %

Data, Distribution, and Services reported revenue (in thousands)	$203,264	$ 175,251	$ 137,323
Data, Distribution, and Services revenue growth	16%	28%	256%
Data, Distribution, and Services revenue growth on a constant currency basis	16%	28%	256%

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
The following is a presentation of cash flow information and a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023

Cash flow information:	(in thousands)
Net cash provided by operating activities	$166,686	$32,646	$140,552
Net cash used in investing activities	$(47,797)	$(166,168)	$(54,316)
Net cash (used in) / provided by financing activities	$(59,098)	$150,096	$(102,704)

Adjusted free cash flow:
Net cash provided by operating activities	$166,686	$32,646	$ 140,552
Capital expenditures	(42,856)	(47,215)	(44,645)
Content acquisitions	(6,506)	(4,029)	(11,096)
Cash received related to Giphy Retention Compensation	1,605	63,971	53,657
Cash paid for Envato Seller Obligations(1)	—	63,320	—
Merger related costs	30,588	—	—
Adjusted Free Cash Flow	$149,517	$108,693	$ 138,468
(1)Envato Seller Obligations relate to payments made on behalf of the Envato sellers’ after the closing of the acquisition. These liabilities were funded from the acquired cash on the Envato balance sheet and are not indicative of obligations and cash flows to be incurred prospectively.