Form 10-Q
period 2026-03-31
Shutterstock, Inc.
filed 2026-04-28
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
As of April 24, 2026, 36,738,014 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2026

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding our proposed merger with Getty Images Holdings, Inc. (the “Merger”), guidance, industry prospects, future business, future results of operations or financial condition, future dividends, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies and our competitive position. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aims,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, risks related to the proposed Merger; our ability to continue to attract and retain customers of, and contributors to, our creative platform; competition in our industry; the effectiveness and efficiency of our marketing efforts; our ability to innovate technologically or develop, market and offer new products and services, or enhance existing technology and products and services; costs related to litigation or infringement claims, indemnification claims and the inability to prevent misuse of our content; our ability to increase market awareness of our brand and our existing and new products and services; pricing pressure, and increased service, indemnification and working capital requirements; expansion of our operations into new products, services and technologies; the impact of worldwide economic, political and social conditions; issues relating to the use of new and evolving technologies, such as AI; our ability to grow our revenues at historical rates; our ability to effectively expand, train, manage changes to and retain our sales force; our ability to effectively manage our growth; our ability to successfully make, integrate and maintain acquisitions and investments, risks related to our personnel; risks related to our use of independent contractors; the non-payment or late payment of amounts due to us and other payment-related risks; the potential impairment of our goodwill or intangible assets; the need to raise additional capital; risks related to our debt; our reliance on information technologies and systems and other risks related to our intellectual property and security vulnerabilities; our international operations and our continued expansion internationally; foreign exchange risk; risks related to regulatory and tax challenges; as well as those risks discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2026 (our “2025 Form 10-K”) and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2025 Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$162,518	$178,244
Accounts receivable, net of allowance of $3,547 and $3,431	103,362	112,626
Prepaid expenses and other current assets	55,366	47,769
Total current assets	321,246	338,639
Property and equipment, net	61,968	62,553
Right-of-use assets	9,003	9,770
Intangible assets, net	203,879	215,673
Goodwill	574,169	574,614
Deferred tax assets, net	68,185	61,289
Other assets	72,748	93,398
Total assets	$1,311,198	$1,355,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,532	$13,898
Accrued expenses	103,626	129,952
Contributor royalties payable	95,375	94,163
Deferred revenue	208,661	212,984
Debt	158,111	158,110
Other current liabilities	49,790	19,295
Total current liabilities	629,095	628,402
Deferred tax liability, net	617	1,134
Long-term debt	115,898	116,639
Lease liabilities	15,338	17,247
Other non-current liabilities	18,172	11,476
Total liabilities	779,120	774,898
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 41,076 and 41,049 shares issued and 35,555 and 35,528 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	410	410
Treasury stock, at cost; 5,521 shares as of March 31, 2026 and December 31, 2025	(269,804)	(269,804)
Additional paid-in capital	533,004	520,018
Accumulated other comprehensive loss	(6,349)	(4,754)
Retained earnings	274,817	335,168
Total stockholders’ equity	532,078	581,038
Total liabilities and stockholders’ equity	$1,311,198	$1,355,936
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$199,170	$242,620

Operating expenses:
Cost of revenue	94,788	100,888
Sales and marketing	48,346	53,359
Product development	19,405	19,865
General and administrative	67,585	58,307
Total operating expenses	230,124	232,419
(Loss) / income from operations	(30,954)	10,201
Interest expense	(3,760)	(4,298)
Other (expense) / income, net	(14,661)	14,515
(Loss) / income before income taxes	(49,375)	20,418
(Benefit) / provision for income taxes	(1,806)	1,730
Net (loss) / income	$(47,569)	$18,688

(Losses) / Earnings per share:
Basic	$(1.34)	$0.54
Diluted	$(1.34)	$0.53

Weighted average common shares outstanding:
Basic	35,543	34,890
Diluted	35,543	35,322
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net (loss) / income	$(47,569)	$18,688
Foreign currency translation (loss) / gain	(1,595)	4,297
Other comprehensive (loss) / income	(1,595)	4,297
Comprehensive (loss) / income	$(49,164)	$22,985

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) / Income	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended March 31, 2026	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2025	41,049	$410	5,521	$(269,804)	$520,018	$(4,754)	$335,168	$581,038
Equity-based compensation	—	—	—	—	13,372	—	—	13,372
Issuance of common stock in connection with employee stock option exercises and RSU vesting	48	—	—	—	—	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(21)	—	—	—	(386)	—	—	(386)
Cash dividends paid	—	—	—	—	—	—	(12,782)	(12,782)
Other comprehensive loss	—	—	—	—	—	(1,595)	—	(1,595)
Net loss	—	—	—	—	—	—	(47,569)	(47,569)
Balance at March 31, 2026	41,076	$410	5,521	$(269,804)	$533,004	$(6,349)	$274,817	$532,078

Three Months Ended March 31, 2025
Balance at December 31, 2024	40,395	$403	5,521	$(269,804)	$468,390	$(16,841)	$336,202	$518,350
Equity-based compensation	—	—	—	—	17,884	—	—	17,884
Issuance of common stock in connection with employee stock option exercises and RSU vesting	46	—	—	—	—	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(19)	—	—	—	(538)	—	—	(538)
Cash dividends paid	—	—	—	—	—	—	(11,501)	(11,501)
Other comprehensive income	—	—	—	—	—	4,297	—	4,297
Net income	—	—	—	—	—	—	18,688	18,688
Balance at March 31, 2025	40,422	$403	5,521	$(269,804)	$485,736	$(12,544)	$343,389	$547,180
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income	$(47,569)	$18,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,704	22,671
Deferred taxes	(7,342)	(7,772)
Non-cash equity-based compensation	13,372	17,884
Legal contingencies	28,000	—
Bad debt expense	105	593
Unrealized loss / (gain) on investments, net	15,305	(13,260)
Changes in operating assets and liabilities:
Accounts receivable	8,966	(16,618)
Prepaid expenses and other current and non-current assets	5,351	17,982
Accounts payable and other current and non-current liabilities	(19,414)	(17,264)
Contributor royalties payable	1,625	3,379
Deferred revenue	(3,733)	(1,036)
Net cash provided by operating activities	$17,370	$25,247

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,595)	(10,808)
Cash received related to Giphy Retention Compensation	368	492
Acquisition of content	(191)	(897)
Security deposit payment	272	(21)
Net cash used in investing activities	$(11,146)	$(11,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid related to settlement of employee taxes related to RSU vesting	(6,387)	(3,539)
Payment of cash dividends	(12,782)	(11,501)
Repayment of credit facility	(781)	(781)
Net cash used in financing activities	$(19,950)	$(15,821)

Effect of foreign exchange rate changes on cash	(2,000)	2,788
Net increase in cash and cash equivalents	(15,726)	980

Cash and cash equivalents, beginning of period	178,244	111,251
Cash and cash equivalents, end of period	$162,518	$112,231

Supplemental Disclosure of Cash Information:
Cash paid / (received) for income taxes	$744	$(604)
Cash paid for interest	3,770	4,359
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
A majority of Shutterstock stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders held on June 10, 2025 (the “Shutterstock Stockholder Approval”). The Merger is subject to the satisfaction of customary closing conditions, further described below, including receipt of required regulatory approvals. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. The closing of the Merger is subject to the satisfaction or waiver of certain closing conditions, including:
•the Shutterstock Stockholder Approval, which condition was satisfied at the special meeting described above, and the Getty Images stockholder approval, which condition was subsequently satisfied by the Getty Images stockholder written consent;
•Getty Images’ registration statement on Form S-4 filed in connection with the Merger having become effective and the mailing of an information statement to Getty Images stockholders at least 20 business days prior to the closing, which condition was subsequently satisfied on April 30, 2025;
•absence of any order, injunction or other order or law in certain jurisdictions prohibiting the Merger or making the closing of the Merger illegal;
•the expiration of the applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On April 2, 2025, the Company and Getty Images each received a Request for Additional Information and Documentary Material from the U.S. Department of Justice (“DOJ”) in connection with the Merger. On February 23, 2026, the Company announced the DOJ had concluded its review of the Merger and the applicable waiting period under the HSR Act had expired, without conditions. As a result, the condition under the HSR Act has been satisfied;
•the receipt of other regulatory approvals deemed necessary or advisable, including but not limited to the U.K. Competition and Markets Authority (the “CMA”):

◦on November 3, 2025, the Company announced that the CMA referred the Merger to a Phase 2 review process;

◦on February 19, 2026, the Company announced that the CMA issued its Interim Report and provisionally concluded the Merger is not expected to result in competition issues in the global stock content market, but that the Merger may result in a “substantial lessening of competition” (“SLC”) in the U.K. editorial market; and

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
◦on April 16, 2026, the CMA published the summary of its Interim Report on Remedies (“IRR”), following its interim report of February 19, 2026 which provisionally found that the Merger could be expected to lead to an SLC in the supply of editorial content in the U.K. The IRR states that the remedy proposal offered by Getty Images was unlikely to address the provisional SLC it had identified but that a sale of Shutterstock’s Rex Features, Backgrid and Splash News businesses would likely be acceptable. The CMA is now further consulting on that proposition including its view that Rex Features, Backgrid and Splash News could be sold to different buyers. The statutory deadline for the CMA to publish its final report is June 14, 2026.

The Company remains committed to the proposed Merger and will continue to engage with the CMA, including on its provisional SLC finding, and work with Getty Images to expeditiously secure the necessary clearances on its Editorial business.

In 2025, global Editorial revenue was $32.7 million, of which $11.7 million related to our Rex Features related content and Shutterstock brands and $21.0 million was from our Backgrid and Splash branded content. In addition, our 2025 Editorial revenue for customers in the U.K. was $10.6 million, of which $5.4 million related to our Rex Features related content and Shutterstock brands and $5.2 million was from our Backgrid and Splash branded content.

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
•delivery of an opinion of tax counsel that the Second Merger and the Third Merger, as defined in the Merger Agreement, taken together, will qualify as a “reorganization” within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended; and
•Getty Images having amended or otherwise refinanced its existing term loans and senior notes to extend the maturity of each to no earlier than February 19, 2028. On September 18, 2025, the Company and Getty Images agreed to waive this condition such that it is no longer a condition to the Merger.

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
The interim Consolidated Balance Sheet as of March 31, 2026, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three months ended March 31, 2026 and 2025, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 are unaudited. The Consolidated Balance Sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of March 31, 2026, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 17, 2026. The unaudited consolidated financial statements include the accounts of

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.
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
For certain Data, Distribution, and Services transactions, the Company has $37.5 million of unbilled receivables of which $23.2 million are recorded in Accounts Receivable and $14.3 million are recorded in Other Assets, as of March 31, 2026.
During the three months ended March 31, 2026, the Company recorded bad debt expense of $0.1 million. As of March 31, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was approximately $3.5 million and $3.4 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, approximately $10.1 million and $9.8 million of financing receivables, respectively, were included in accounts receivable and other assets on the Consolidated Balance Sheets.
In addition, as of March 31, 2026 one customer accounted for approximately 16% of the accounts receivable balance. As of December 31, 2025, one customer accounted for approximately 15% of the accounts receivable balance.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of March 31, 2026 and December 31, 2025, the Company’s combined allowance for chargebacks and sales refunds was $0.2 million and $0.2 million, respectively, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of March 31, 2026 or December 31, 2025, except as noted below.
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
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which is recorded in Other income, net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment is recorded at fair value on a recurring basis, with changes in fair value

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
being recorded in Other income, net in the Consolidated Statement of Operations. The investment is subject to a contractual sale restriction that limits the sale or transfer of the investment for a period of 3 years, ending March 2027. Its fair value level hierarchy and amount at March 31, 2026 are as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Level 1	$24,465	$40,021
Other Long-Term Investments
In connection with its Data, Distribution, and Services business, the Company may receive equity instruments in addition to cash for revenue contract consideration. As of March 31, 2026 and December 31, 2025, the Company had $30.5 million and $30.5 million, respectively, recorded in Other Assets in the Consolidated Balance Sheet from equity instruments received. The Company estimated the value of these equity instruments based on issuers’ recent market transactions at the time the instruments were received from the customers. The Company will use the measurement alternative for fair value since the equity instruments do not have a readily determinable fair value and will report the instruments at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Computer equipment and software	$403,735	$394,200
Furniture and fixtures	11,042	11,046
Leasehold improvements	20,552	20,524
Property and equipment	435,329	425,770
Less accumulated depreciation	(373,361)	(363,217)
Property and equipment, net	$61,968	$62,553
Depreciation and amortization expense related to property and equipment was $10.9 million and $10.6 million for the three months ended March 31, 2026 and 2025, respectively. Of these amounts, $10.7 million and $10.3 million are included in cost of revenue for the three months ended March 31, 2026 and 2025, respectively, and $0.3 million and $0.3 million are included in general and administrative expense for the three months ended March 31, 2026 and 2025, respectively.
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $10.5 million and $9.0 million for the three months ended March 31, 2026 and 2025, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $10.4 million and $10.0 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of March 31, 2026 and December 31, 2025, the Company had capitalized internal-use software of $57.8 million and $57.7 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(6) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is attributable to its Content reporting unit and is tested for impairment annually on October 1 or upon a triggering event. No triggering events were identified during the three months ended March 31, 2026.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the three months ended March 31, 2026 (in thousands):

Goodwill
Balance as of December 31, 2025	$574,614
Foreign currency translation adjustment	(445)
Balance as of March 31, 2026	$574,169
Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026				As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$106,152	$(47,009)	$59,143	11	$106,557	$(45,066)	$61,491
Trade name	69,609	(20,410)	49,199	11	69,702	(19,072)	50,630
Developed technology	179,498	(118,891)	60,607	5	179,917	(113,223)	66,694
Contributor content	81,606	(46,734)	34,872	8	81,478	(44,682)	36,796
Patents	259	(201)	58	18	259	(197)	62
Total	$437,124	$(233,245)	$203,879		$437,913	$(222,240)	$215,673
Amortization expense was $11.7 million and $12.1 million for the three months ended March 31, 2026 and 2025, respectively. Of these amounts, $10.2 million and $10.5 million are included in cost of revenue for the three months ended March 31, 2026 and 2025, respectively, and $1.5 million and $1.6 million are included in general and administrative expense for the three months ended March 31, 2026 and 2025, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $33.6 million for the remaining nine months of 2026, $38.9 million in 2027, $36.0 million in 2028, $29.3 million in 2029, $17.9 million in 2030, $12.7 million in 2031 and $35.4 million thereafter.

(7) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Compensation	$29,552	$49,705
Non-income taxes	40,405	41,584
Website hosting and marketing fees	7,151	6,307
Other expenses	26,518	32,356
Total accrued expenses	$103,626	$129,952
As of March 31, 2026 and December 31, 2025, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. Approximately $3.3 million and $1.5 million of severance costs associated with workforce optimization is included within accrued expenses as of March 31, 2026 and December 31, 2025, respectively.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(8) Debt
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
As of March 31, 2026, the Company had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of the Company’s activities, which are customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of March 31, 2026, the Company was in compliance with these covenants.
The Company’s outstanding debt (in thousands) is reflected in the table below. The Company classifies the Revolver as a current liability since the Company could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.

	As of March 31, 2026	As of December 31, 2025
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,111	3,110
Non-Current Debt:
Term Loan - A&R Credit Agreement	115,898	116,639
Based on Level 2 inputs, the carrying value of the Company’s debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three months ended March 31, 2026, the Company recognized interest expense of $3.8 million. As of March 31, 2026, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.5 million.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(9) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 28,000 and 27,000 shares of common stock during the three months ended March 31, 2026 and 2025, respectively, related to the exercise of stock options and the vesting of restricted stock units.
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
As of March 31, 2026, the Company has repurchased approximately 5.5 million shares of common stock in total since 2015 under the repurchase programs (including the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86. During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of common stock. As of March 31, 2026, the Company had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
Dividends
The Company declared and paid cash dividends of $0.36 and $0.33 per share of common stock, or $12.8 million and $11.5 million during the three months ended March 31, 2026 and 2025, respectively.
On April 20, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.36 per share of outstanding common stock payable on June 18, 2026 to stockholders of record at the close of business on June 4, 2026. Future declarations of dividends are subject to the final determination of the Board of Directors, and will depend on, among other things, the Company’s future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors the Board of Directors may deem relevant.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$183	$396
Sales and marketing	2,112	2,255
Product development	3,078	2,912
General and administrative	7,999	12,321
Total	$13,372	$17,884
For the three months ended March 31, 2026 and 2025, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Restricted Stock Unit Awards
During the three months ended March 31, 2026, the Company had RSU grants, net of forfeitures, of approximately (49,000). As of March 31, 2026, there are approximately 4,656,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $24.49. As of March 31, 2026, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $51.0 million, which is expected to be recognized through 2030.
During the three months ended March 31, 2026 and 2025, shares of common stock with an aggregate value of $0.4 million and $0.5 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
On April 1, 2026, the Company granted approximately 1,215,000 RSUs with a grant date fair value of $16.7 million.
(10) Revenue
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
The Company’s revenues by product offering for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Content	$178,126	$202,888
Data, Distribution, and Services	21,044	39,732
Total Revenue	$199,170	$242,620
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The March 31, 2026 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
twelve months. $143.6 million of total revenue recognized for the three months ended March 31, 2026 was reflected in deferred revenue as of December 31, 2025. In addition, as of March 31, 2026, the Company has approximately $35.2 million of contracted but unsatisfied performance obligations relating primarily to our data deal offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period.
(11) Other (expense) / income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Foreign currency (loss) / gain	$(157)	$320
Interest income, unrealized (loss) / gain on investments, and other	(14,504)	14,195
Total other (expense) / income, net	$(14,661)	$14,515

(12) Income Taxes
The Company’s effective tax rates were 3.7% and 8.5% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the net effect of discrete items decreased the effective tax rate by 33.2%. Excluding these items, the Company’s effective tax rate would have been 36.9% for the three months ended March 31, 2026.
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
During the three months ended March 31, 2026, uncertain tax positions recorded by the Company were a reserve of $6.6 million. During the three months ended March 31, 2025, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three months ended March 31, 2026 and 2025.
During the three months ended March 31, 2026, the Company had net cash taxes paid of $0.7 million and during the three months ended March 31, 2025, the Company had net cash tax refund of $0.6 million.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
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
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) / income	$(47,569)	$18,688
Shares used to compute basic net income per share	35,543	34,890
Dilutive potential common shares
Unvested restricted stock awards	—	432
Shares used to compute diluted net income per share	35,543	35,322
Basic net income per share	$(1.34)	$0.54
Diluted net income per share	$(1.34)	$0.53

Dilutive shares included in the calculation	—	827
Anti-dilutive shares excluded from the calculation	4,902	2,125

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(14) Segment and Geographic Information
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

The following table reconciles the company’s revenues and significant operating expense categories used to evaluate the business and allocate resources to Net income:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$199,170	$242,620
Less:
Technology costs	20,152	20,069
Advertising costs	17,648	21,663
Adjusted cost of revenue[1]	82,860	89,432
Adjusted sales and marketing[1]	29,343	30,522
Adjusted product and development[1]	16,031	16,721
Adjusted general and administrative[1]	64,090	54,012
Total operating expenses	230,124	232,419
(Loss) / Income from operations	(30,954)	10,201
Interest expense	(3,760)	(4,298)
Other (expense) / income, net	(14,661)	14,515
(Loss) / income before income taxes	(49,375)	20,418

(Benefit) / provision for income taxes	(1,806)	1,730
Net (loss) / income	$(47,569)	$18,688
1Excludes technology and advertising costs
The following represents the Company’s depreciation and amortization by expense category:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cost of revenue	$20,898	$20,742
General and administrative	1,806	1,929
Total depreciation and amortization	$22,704	$22,671
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended March 31,
	2026	2025
North America	$89,021	$120,208
Europe	62,721	66,179
Rest of the world	47,428	56,233
Total revenue	$199,170	$242,620

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The United States, included in North America in the above table, accounted for 33% and 39% of consolidated revenue for the three months ended March 31, 2026 and 2025, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of March 31,	As of December 31,
	2026	2025
North America	$30,628	$32,553
Europe	16,832	17,382
Rest of the world	14,508	12,618
Total long-lived tangible assets	$61,968	$62,553
The United States, included in North America in the above table, accounted for 46% and 48% of total long-lived tangible assets as of March 31, 2026 and December 31, 2025, respectively. Ireland, included in Europe in the above table, accounted for 23% and 23% of total long-lived tangible assets as of March 31, 2026 and December 31, 2025, respectively. Australia, included in Rest of the world in the above table, accounted for 23% and 20% of the total long-lived tangible assets as of March 31, 2026 and December 31, 2025, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(15) Commitments and Contingencies
Unconditional purchase obligations and other obligations
As of March 31, 2026, the Company had total other non-lease obligations in the amount of approximately $150.7 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of March 31, 2026, the Company’s other obligations for the remainder of 2026 and for the years ending December 31, 2027, and 2028 were approximately $61.2 million, $51.3 million, and $38.2 million, respectively.
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
Since the definitive proxy statement filed with the SEC on April 30, 2025 (the “Proxy Statement”), two complaints have been filed against Shutterstock and each member of Shutterstock’s board of directors (the “Individual Defendants”). The two complaints are captioned as follows: Johnson v. Shutterstock, Inc., et al., 682860/2025 (filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Johnson Action”) and Weiss v. Shutterstock, Inc., et al., 652853/2025 at ECF No. 1, filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Weiss Action”, and together with the Johnson Action, the “Stockholder Actions”). The Stockholder Actions allege that, among other things, the Proxy Statement contains false and misleading and/or incomplete information regarding the Merger. The Stockholder Actions assert claims for (i) negligent misrepresentation and concealment, and (ii) negligence in connection with the filing of the allegedly false and misleading Proxy Statement. The Stockholder Actions seek an injunction enjoining the consummation of the Merger unless and until the Individual Defendants disclose the allegedly omitted material information, in the event that the Merger are consummated, rescission of the Merger and awarding actual and punitive damages to plaintiff, and an award of attorneys’ and experts’ fees. Except as described below, the Company currently does not expect the outcome of pending legal proceedings to have a material effect on its consolidated results of operations, financial position or cash flows

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
In addition to the Stockholder Actions, beginning on April 25, 2025, certain purported stockholders of Shutterstock and Getty Images sent demand letters (the “Demand Letters”, and together with the Stockholder Actions, the “Matters”) alleging similar deficiencies regarding the disclosures made in the Proxy Statement and seeking additional disclosures to address those alleged deficiencies.
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
In August 2024, the Company received a Civil Investigative Demand (a “CID”) from the Federal Trade Commission (the “FTC”) regarding its investigation into the Company’s disclosure and subscription enrollment and cancellation practices under Section 5 of the Federal Trade Commission Act (“FTC Act”) and the Restore Online Shoppers’ Confidence Act (“ROSCA”). The Company has cooperated throughout the investigation, and in January 2026 the FTC entered into discussions with management to resolve this matter. The defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on the Company’s financial results and operations. There can be no assurance that the Company will be successful in reaching a favorable resolution of this matter. Any costs, penalties, remedies or compliance requirements could adversely affect the Company’s ability to operate its business or have a materially adverse impact on its financial results. Since a possible range of loss cannot be reasonably estimated, the Company recorded its best estimate of a loss reserve. Accordingly, the Company recorded a legal contingency expense of $28.0 million for the three months ended March 31, 2026 within General and administrative expenses in the Consolidated Statements of Operations, and has a loss contingency accrual of $30.0 million recorded as of March 31, 2026 within Other current liabilities in the Consolidated Balance Sheets.
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification, and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the three months ended March 31, 2026, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.
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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our 2025 Form 10-K.
In addition to historical consolidated financial information, this discussion contains forward-looking statements including statements about our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those expressed or implied in forward-looking statements. See “Forward Looking Statements” above and the “Risk Factors” disclosures contained in our 2025 Form 10-K for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.
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
A majority of Shutterstock stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders held on June 10, 2025 (the “Shutterstock Stockholder Approval”). The Merger is subject to the satisfaction of customary closing conditions, further described below, including receipt of required regulatory approvals. Subject to the satisfaction of the closing conditions, upon closing of the Merger, Shutterstock’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. The closing of the Merger is subject to the satisfaction or waiver of certain closing conditions, including:
•the Shutterstock Stockholder Approval, which condition was satisfied at the special meeting described above, and the Getty Images stockholder approval, which condition was subsequently satisfied by the Getty Images stockholder written consent;
•Getty Images’ registration statement on Form S-4 filed in connection with the Merger having become effective and the mailing of an information statement to Getty Images stockholders at least 20 business days prior to the closing, which condition was subsequently satisfied on April 30, 2025;
•absence of any order, injunction or other order or law in certain jurisdictions prohibiting the Merger or making the closing of the Merger illegal;
•the expiration of the applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On April 2, 2025, the Company and Getty Images each received a Request for Additional Information and Documentary Material from the U.S. Department of Justice (“DOJ”) in connection with the Merger. On February 23, 2026, the Company announced the DOJ had concluded its review of the Merger and the applicable waiting period under the HSR Act had expired, without conditions. As a result, the condition under the HSR Act has been satisfied;

•the receipt of other regulatory approvals deemed necessary or advisable, including but not limited to the U.K. Competition and Markets Authority (the “CMA”):

◦on November 3, 2025, the Company announced that the CMA referred the Merger to a Phase 2 review process;

◦on February 19, 2026, the Company announced that the CMA issued its Interim Report and provisionally concluded the Merger is not expected to result in competition issues in the global stock content market, but that the Merger may result in a “substantial lessening of competition” (“SLC”) in the U.K. editorial market; and

◦on April 16, 2026, the CMA published the summary of its Interim Report on Remedies (“IRR”), following its interim report of February 19, 2026 which provisionally found that the Merger could be expected to lead to an SLC in the supply of editorial content in the U.K. The IRR states that the remedy proposal offered by Getty Images was unlikely to address the provisional SLC it had identified but that a sale of Shutterstock’s Rex Features, Backgrid and Splash News businesses would likely be acceptable. The CMA is now further consulting on that proposition including its view that Rex Features, Backgrid and Splash News could be sold to different buyers. The statutory deadline for the CMA to publish its final report is June 14, 2026.

The Company remains committed to the proposed Merger and will continue to engage with the CMA, including on its provisional SLC finding, and work with Getty Images to expeditiously secure the necessary clearances on its Editorial business.

In 2025, global Editorial revenue was $32.7 million, of which $11.7 million related to our Rex Features related content and Shutterstock brands and $21.0 million was from our Backgrid and Splash branded content. In addition, our 2025 Editorial revenue for customers in the U.K. was $10.6 million, of which $5.4 million related to our Rex Features related content and Shutterstock brands and $5.2 million was from our Backgrid and Splash branded content.

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
•delivery of an opinion of tax counsel that the Second Merger and the Third Merger, as defined in the Merger Agreement, taken together, will qualify as a “reorganization” within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended; and
•Getty Images having amended or otherwise refinanced its existing term loans and senior notes to extend the maturity of each to no earlier than February 19, 2028. On September 18, 2025, the Company and Getty Images agreed to waive this condition such that it is no longer a condition to the Merger.

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
Subscribers, subscriber revenue and average revenue per customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Backgrid beginning February 2025. 2025 metrics include the counts and revenues from Envato for the three months ended March 31, 2025, which was acquired in July 22, 2024.
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
The following tables summarize our key operating metrics, which are unaudited, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Subscribers (end of period)[1]	993,000	1,079,000
Subscriber revenue (in millions)[1]	$103.8	$109.9

Average revenue per customer (last twelve months)[1]	$284	$244
Paid downloads (in millions)	104.1	120.9
________________________
1 Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Backgrid beginning February 2025. 2025 metrics include the counts and revenues from Envato, which was acquired in July 22, 2024.

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
A description of our critical accounting policies that involve significant management judgments appears in our 2025 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
See Note 3 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of new accounting standards on our financial statements. There have been no material changes to our critical accounting estimates as compared to our critical accounting policies and estimates included in our 2025 Form 10-K.

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
The Company’s revenues by distribution channel for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Content	$178,126	$202,888
Data, Distribution, and Services	21,044	39,732
Total Revenues	$199,170	$242,620

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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Consolidated Statements of Operations:
Revenue	$199,170	$242,620
Operating expenses:
Cost of revenue	94,788	100,888
Sales and marketing	48,346	53,359
Product development	19,405	19,865
General and administrative	67,585	58,307
Total operating expenses	230,124	232,419
(Loss) / income from operations	(30,954)	10,201
Interest expense	(3,760)	(4,298)
Other (expense) / income, net	(14,661)	14,515
(Loss) / income before income taxes	(49,375)	20,418
(Benefit) / provision for income taxes	(1,806)	1,730
Net (loss) / income	$(47,569)	$18,688

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Consolidated Statements of Operations:
Revenue	100%	100%
Operating expenses:
Cost of revenue	48%	42%
Sales and marketing	24%	22%
Product development	10%	8%
General and administrative	34%	24%
Total operating expenses	116%	96%
(Loss) / income from operations	(16)%	4%
Interest expense	(2)%	(2)%
Other (expense) / income, net	(7)%	6%
(Loss) / Income before income taxes	(25)%	8%
(Benefit) / (provision) for income taxes	(1)%	1%
Net (loss) / income	(24)%	8%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended March 31, 2026 and 2025
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$199,170	$242,620	$(43,450)	(18)%
Operating expenses:
Cost of revenue	94,788	100,888	(6,100)	(6)
Sales and marketing	48,346	53,359	(5,013)	(9)
Product development	19,405	19,865	(460)	(2)
General and administrative	67,585	58,307	9,278	16
Total operating expenses	230,124	232,419	(2,295)	(1)
(Loss) / income from operations	(30,954)	10,201	(41,155)	(403)
Interest expense	(3,760)	(4,298)	538	(13)
Other (expense) / income, net	(14,661)	14,515	(29,176)	(201)
(Loss) / Income before income taxes	(49,375)	20,418	(69,793)	(342)
(Benefit) / provision for income taxes	(1,806)	1,730	(3,536)	(204)
Net (loss) / income	$(47,569)	$18,688	$(66,257)	(355)%
Revenue
Revenue decreased by $43.5 million, or 18%, to $199.2 million for the three months ended March 31, 2026, compared to the same period in 2025. On a constant currency basis, revenue decreased by 19% in the three months ended March 31, 2026, compared to the same period in 2025.
Our Content revenues decreased by 12%, to $178.1 million in the three months ended March 31, 2026, compared to the same period in 2025. On a constant currency basis, content revenue decreased by 14% in the three months ended March 31, 2026, compared to the same period in 2025. During the three months ended March 31, 2026, the reduction in our Content revenue was driven primarily by weakness in new customer acquisition.
Our Data, Distribution, and Services revenues decreased by 47%, to $21.0 million in the three months ended March 31, 2026, compared to the same period in 2025. Data, Distribution, and Services revenues were not impacted on a constant currency basis in the three months ended March 31, 2026, compared to the same period in 2025. The decrease in Data, Distribution, and Services revenues was primarily driven by a decline in our data offering, which decreased by 63% in the three months ended March 31, 2026 compared to the same period in 2025. Revenue recognition in our data offering may vary from quarter-to-quarter based on the delivery timing of metadata licenses.
Changes in our revenue by region were as follows: revenue from North America decreased by $31.2 million, or 26%, to $89.0 million, revenue from Europe decreased by $3.5 million, or 5%, to $62.7 million and revenue from outside Europe and North America decreased by $8.8 million, or 16%, to $47.4 million, in the three months ended March 31, 2026 compared to the same period in 2025.
Costs and Expenses
Cost of Revenue. Cost of revenue decreased by $6.1 million to $94.8 million in the three months ended March 31, 2026 compared to the same period in 2025. This decrease is primarily due to lower royalty expenses as a result of the decline in revenue for the quarter. As a percentage of revenue, cost of revenue increased to 48% for the three months ended March 31, 2026, from 42% for the same period in 2025, and this increase relate to AI token usage fees and website hosting costs which do not fluctuate with revenue. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.
Sales and Marketing. Sales and marketing expenses decreased by $5.0 million, or 9%, to $48.3 million in the three months ended March 31, 2026 compared to the same period in 2025. This was driven by a decrease in brand and performance-based marketing expenses. As a percentage of revenue, sales and marketing expenses increased to 24% for the three months ended March 31, 2026, from 22% for the same period in 2025. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $0.5 million to $19.4 million in the three months ended March 31, 2026 compared to the same period in 2025. The decrease in product development was driven by a decrease in employee-related costs. This was partially offset by increases in software licenses and third-party contractor related costs, net of capitalized labor. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $9.3 million to $67.6 million in the three months ended March 31, 2026 compared to the same period in 2025. This increase was driven by increases in legal contingencies of $28.0 million (see Item 1 of Part I, “Financial Statements — Note 15 — Commitments and Contingencies — Legal Matters” for more information) offset by a decrease in employee-related expenses.
Interest Expense. In the three months ended March 31, 2026 and March 31, 2025, we recognized interest expense of $3.8 million and $4.3 million, respectively, related to our credit facility and the amortization of deferred financing fees. Interest expense for the three months ended March 31, 2026 decreased due to lower interest rates in the three months ended March 31, 2026 as compared to the same period in 2025.
Other (Expense) / Income, Net. In the three months ended March 31, 2026, other (expense) / income, net was driven by $15.3 million of unrealized losses related to our investment in Meitu, Inc. In addition, other income, net had $0.8 million of interest income and $0.2 million of unrealized foreign currency losses. In the three months ended March 31, 2025, other income, net was primarily driven by $13.3 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income, net had $0.9 million of interest income and $0.3 million of unrealized foreign currency gains. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. The income tax expense decreased by $3.5 million for the three months ended March 31, 2026, compared to the same period in 2025. Our effective tax rates were a net benefit of 3.7% and 8.5% for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026, the net effect of discrete items decreased the effective tax rate by 33.2%. The discrete items for the three months ended March 31, 2026 primarily relate to an increase in the UK valuation allowance due to the mark-to-market loss on the Meitu investment, a one-time charge related to the expiration of an equity award, and the establishment of a tax reserve for the proposed FTC settlement. Excluding discrete items, our effective tax rate would have been 36.9% for the three months ended March 31, 2026.

For the three months ended March 31, 2025, the net effect of discrete items decreased the effective tax rate by 19.6%. The discrete items for the three months ended March 31, 2025 primarily relate to decreases for the UK valuation and tax reserve releases. Excluding discrete items, our effective tax rate would have been 28.1% for the three months ended March 31, 2025.
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
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents totaling $162.5 million which consisted primarily of bank balances. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our A&R Credit Agreement dated July 22, 2024.
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
Dividends
We declared and paid cash dividends of $0.36 per share of common stock, or $12.8 million during the three months ended March 31, 2026.
On April 20, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.36 per share of outstanding common stock payable on June 18, 2026 to stockholders of record at the close of business on June 4, 2026. The Company currently expects to continue to pay comparable cash dividends on a quarterly basis in the future. Future declarations of dividends are subject to the final determination of our Board of Directors, and will depend on, among other things, our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board of Directors may deem relevant.
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
As of March 31, 2026, we have repurchased approximately 5.5 million shares of our common stock in total since 2015 under the Share repurchase programs (including the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86. During the three months ended March 31, 2026 and 2025, we did not repurchase shares of our common stock. As of March 31, 2026, we had $30.2 million of remaining authorization for repurchases under the Share Repurchase Program.

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
As of March 31, 2026, we had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of our activities, which are customary for this type of credit facility. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of March 31, 2026, we were in compliance with these covenants.
Our outstanding debt (in thousands) is reflected in the table below. We classify the Revolver as a current liability since we could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.
Our debt consists of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,111	3,110
Non-Current Debt:
Term Loan - A&R Credit Agreement	115,898	116,639
Based on Level 2 inputs, the carrying value of our debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three months ended March 31, 2026 and March 31, 2025, we recognized interest expense of $3.8 million and $4.3 million, respectively. As of March 31, 2026, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.5 million.
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

As of March 31, 2026, we had approximately $151 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of March 31, 2026, we had approximately $26 million in operating lease obligations with lease payments extending through 2029.
See Note 15 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of March 31, 2026.
Cash Flows
The following table summarizes our cash flow data for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$17,370	$25,247
Net cash used in investing activities	$(11,146)	$(11,234)
Net cash used in financing activities	$(19,950)	$(15,821)
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
Net cash provided by operating activities was $17.4 million for the three months ended March 31, 2026, compared to $25.2 million for the three months ended March 31, 2025. The decline in cash flows for the three months ended March 31, 2026, compared to the prior year, is primarily attributed to the year-over-year decline in revenue. First quarter operating cash flows are also impacted by payments of year-end bonuses and commissions.
In the three months ended March 31, 2025, operating cash flows were unfavorably impacted from payments of year-end bonuses and commissions, which are typical first quarter cash outflows.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2026 was $11.1 million, consisting primarily of (i) capital expenditures of $11.6 million for internal-use software and website development costs and purchases of software and equipment; and (ii) $0.2 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by $0.4 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the three months ended March 31, 2025 was $11.2 million, consisting primarily of (i) capital expenditures of $10.8 million for internal-use software and website development costs and purchases of software and equipment; and (ii) $0.9 million paid to acquire the rights to distribute certain digital content in perpetuity. These cash outflows were partially offset by $0.5 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2026 was $20.0 million, consisting of (i) $12.8 million, related to the payment of the quarterly cash dividend; (ii) $6.4 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (ii) $0.8 million used for the repayment of our A&R Credit Agreement.
Cash used in financing activities in the three months ended March 31, 2025 was $15.8 million, consisting of (i) $11.5 million related to the payment of the quarterly cash dividend; (ii) $3.5 million paid in settlement of tax withholding obligations related to employee stock-based compensation awards; and (II) $0.8 million used for the repayment of our A&R Credit Agreement.

Non-GAAP Financial Measures
To supplement our consolidated financial statements presented in accordance with the accounting principles generally accepted in the United States, or GAAP, our management considers certain financial measures that are not prepared in accordance with GAAP, collectively referred to as non-GAAP financial measures, including adjusted net income, adjusted net income per diluted common share, adjusted EBITDA, adjusted EBITDA margin, revenue growth / (decline) (including by product offering) on a constant currency basis (expressed as a percentage), and adjusted free cash flow. These non-GAAP financial measures are included solely to provide investors with additional information regarding our financial results and are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

	Three Months Ended March 31,
	2026	2025
Non-GAAP Financial Measures (in thousands):
Adjusted net income	$20,730	$36,291
Adjusted EBITDA	$42,706	$63,363
Adjusted free cash flow	$13,132	$23,384
Revenue (decline) / growth on a constant currency basis	(19)%	14%

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
Management believes that adjusted net income, adjusted net income per diluted common share, adjusted EBITDA, adjusted EBITDA margin, revenue growth / (decline) (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow are useful to investors because these measures enable investors to analyze Shutterstock’s operating results on the same basis as that used by management. Additionally, management believes that adjusted net income, adjusted net income per diluted common share, adjusted EBITDA and adjusted EBITDA margin provide useful information to investors about the performance of the Company’s overall business because such measures eliminate the effects of unusual or other infrequent charges that are not directly attributable to Shutterstock’s underlying operating performance and revenue growth / (decline) (including by product offering) on a constant currency basis (expressed as a percentage), provides useful information to investors by eliminating the effect of foreign currency fluctuations that are not directly attributable to Shutterstock’s operating performance. Management also believes that providing these non-GAAP financial measures enhances the comparability for investors in assessing Shutterstock’s financial reporting. Management believes that adjusted free cash flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in internal-use software and website development costs to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis for making resource allocation decisions.
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
Our method for calculating adjusted net income, adjusted net income per diluted common share, adjusted EBITDA, adjusted EBITDA margin, revenue growth / (decline) (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow, as well as a reconciliation of the differences between each of our non-GAAP financial measures (adjusted EBITDA, adjusted net income, revenue growth / (decline) (including by product offering) on a constant currency basis (expressed as a percentage) and adjusted free cash flow), and each measure’s most directly comparable financial measure calculated and presented in accordance with GAAP, is presented below.
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the CMA and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share. For the three months ended March 31, 2026, the Company also incurred $3.3 million, of Giphy Retention Compensation expense related to recurring employee costs, which is included in operating expenses, and are not included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.

Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, legal contingencies, Giphy Retention Compensation Expense - non-recurring, unrealized gains and losses on investments, severance costs associated with strategic workforce optimizations, costs incurred associated with the Getty merger, and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net (loss) / income	$(47,569)	$18,688
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	13,372	17,884
Tax effect of non-cash equity-based compensation(1)	(3,142)	(4,203)
Acquisition-related amortization expense(2)	9,599	9,697
Tax effect of acquisition-related amortization expense(1)	(2,256)	(2,279)
Legal contingencies	28,000	—
Giphy Retention Compensation Expense - non-recurring	649	566
Tax effect of Giphy Retention Compensation Expense - non-recurring(1)	(153)	(133)
Merger related costs	2,855	11,861
Tax effect of Merger related costs(1)	(642)	(2,669)
Other(3)	21,385	(13,080)
Tax effect of other(1)	(1,368)	(41)
Adjusted net income	$20,730	$36,291

Net (loss) / income per diluted common share	$(1.34)	$0.53
Adjusted net income per diluted common share	$0.58	$1.03

Weighted average diluted shares	35,543	35,322
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)Of these amounts, $8.9 million and $9.0 million are included in cost of revenue for the three months ended March 31, 2026 and 2025, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.
(3)Other consists of unrealized gains and losses on investments and severance costs associated with strategic workforce optimizations.

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, Giphy Retention Compensation Expense - non-recurring, costs incurred associated with the Getty merger, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, legal contingencies, unrealized gains and losses on investments, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

Net (loss) / income	$(47,569)	$18,688
Add / (less) Non-GAAP adjustments:
Interest expense	3,760	4,298
Interest income	(801)	(935)
(Benefit) / provision for income taxes	(1,806)	1,730
Depreciation and amortization	22,704	22,671
EBITDA	$(23,712)	$46,452

Non-cash equity-based compensation	13,372	17,884
Giphy Retention Compensation Expense - non-recurring	649	566
Merger related costs	2,855	11,861
Foreign currency loss / (gain)	157	(320)
Unrealized loss / (gain) on investment	15,305	(13,260)
Legal contingencies	28,000	—
Workforce optimization - severance	6,080	180
Adjusted EBITDA	$42,706	$63,363

Revenue	$199,170	$242,620
Net (loss) / income margin	(23.9)%	7.7%
Adjusted EBITDA margin	21.4%	26.1%
Revenue Growth / (Decline) (including by product offering) on a Constant Currency Basis
We define revenue growth (including by product offering) on a constant currency basis (expressed as a percentage) as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended March 31,
	2026	2025
Reported revenue (in thousands)	$199,170	$242,620
Revenue (decline) / growth	(18)%	13%
Revenue (decline) / growth on a constant currency basis	(19)%	14%

Content reported revenue (in thousands)	$178,126	$202,888
Content revenue (decline) / growth	(12)%	17%
Content revenue (decline) / growth on a constant currency basis	(14)%	17%

Data, Distribution, and Services reported revenue (in thousands)	$21,044	$39,732
Data, Distribution, and Services revenue growth / (decline)	(47)%	(2)%
Data, Distribution, and Services revenue growth / (decline) on a constant currency basis	(47)%	(2)%

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
The following is a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flow information:	(in thousands)
Net cash provided by operating activities	$17,370	$25,247
Net cash used in investing activities	$(11,146)	$(11,234)
Net cash used in financing activities	$(19,950)	$(15,821)

Adjusted free cash flow:
Net cash provided by operating activities	$17,370	$25,247
Capital expenditures	(11,595)	(10,808)
Content acquisitions	(191)	(897)
Cash received related to Giphy Retention Compensation	368	492
Merger related costs	7,180	9,350
Adjusted Free Cash Flow	$13,132	$23,384

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 31% and 27% for the three months ended March 31, 2026 and 2025, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the three months ended March 31, 2026, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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

Our historical revenue by currency is as follows (in thousands):

	Three Months Ended March 31,
	2026		2025
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$34,830	€30,264	$38,116	€35,852
British pounds	15,316	£11,395	14,703	£11,679
All other non-U.S. currencies(1)	11,263		12,689
Total foreign currency	61,409		65,508
U.S. dollar	137,761		177,112
Total revenue	$199,170		$242,620
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
Amounts borrowed under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread adjustment of 0.100%. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of March 31, 2026.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II.     OTHER INFORMATION
Item 1.        Legal Proceedings.
See Item 1 of Part I, “Financial Statements — Note 15 — Commitments and Contingencies — Legal Matters.”

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2026, there were no material changes to these risk factors as described in our 2025 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 4.        Mine Safety Disclosures.
None.

Item 5.    Other Information.
(c) Insider Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

SHUTTERSTOCK, INC.

Dated: April 28, 2026	By:	/s/ Rik Powell
Rik Powell
Chief Financial Officer
(Principal Financial Officer)

Dated: April 28, 2026	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)