Form 10-Q
period 2026-06-30
Shutterstock, Inc.
filed 2026-08-07
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
As of July 31, 2026, 36,947,684 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2026

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding our guidance, industry prospects, future business, future results of operations or financial condition, future stock performance, our ability to consummate acquisitions and integrate the businesses we have acquired or may acquire into our existing operations, new or planned features, products or services, management strategies and our competitive position. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aims,” “anticipates,” “believes,” “estimates,” “intends,” “plans,” “predicts,” “projects,” “seeks,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, risks related to our ability to continue to attract and retain customers of, and contributors to, our creative platform; competition in our industry; the effectiveness and efficiency of our marketing efforts; our ability to innovate technologically or develop, market and offer new products and services, or enhance existing technology and products and services; costs related to litigation or infringement claims, indemnification claims and the inability to prevent misuse of our content; our ability to increase market awareness of our brand and our existing and new products and services; pricing pressure, and increased service, indemnification and working capital requirements; expansion of our operations into new products, services and technologies; the impact of worldwide economic, political and social conditions; issues relating to the use of new and evolving technologies, such as AI; our ability to grow our revenues at historical rates; our ability to effectively expand, train, manage changes to and retain our sales force; our ability to effectively manage our growth; our ability to successfully make, integrate and maintain acquisitions and investments, risks related to our personnel; risks related to our use of independent contractors; the non-payment or late payment of amounts due to us and other payment-related risks; the potential impairment of our goodwill or intangible assets; the need to raise additional capital; risks related to our debt; our reliance on information technologies and systems and other risks related to our intellectual property and security vulnerabilities; our international operations and our continued expansion internationally; foreign exchange risk; risks related to regulatory and tax challenges; as well as those risks discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2026 (our “2025 Form 10-K”) and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2025 Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$133,208	$178,244
Accounts receivable, net of allowance of $3,750 and $3,431	102,264	112,626
Prepaid expenses and other current assets	44,025	47,769
Total current assets	279,497	338,639
Property and equipment, net	61,237	62,553
Right-of-use assets	8,238	9,770
Intangible assets, net	192,073	215,673
Goodwill	400,025	574,614
Deferred tax assets, net	77,221	61,289
Other assets	73,986	93,398
Total assets	$1,092,277	$1,355,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,982	$13,898
Accrued expenses	104,227	129,952
Contributor royalties payable	98,292	94,163
Deferred revenue	198,444	212,984
Debt	158,112	158,110
Other current liabilities	14,719	19,295
Total current liabilities	586,776	628,402
Deferred tax liability, net	1,323	1,134
Long-term debt	115,157	116,639
Lease liabilities	13,518	17,247
Other non-current liabilities	11,843	11,476
Total liabilities	728,617	774,898
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,328 and 41,049 shares issued and 36,807 and 35,528 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	422	410
Treasury stock, at cost; 5,521 shares as of June 30, 2026 and December 31, 2025	(269,804)	(269,804)
Additional paid-in capital	536,627	520,018
Accumulated other comprehensive loss	(9,249)	(4,754)
Retained earnings	105,664	335,168
Total stockholders’ equity	363,660	581,038
Total liabilities and stockholders’ equity	$1,092,277	$1,355,936
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$221,801	$266,990	$420,971	$509,610

Operating expenses:
Cost of revenue	93,787	105,994	188,575	206,882
Sales and marketing	48,008	57,077	96,354	110,436
Product development	17,574	20,754	36,979	40,619
General and administrative	43,930	48,434	111,515	106,741
Goodwill impairment	173,738	—	173,738	—
Total operating expenses	377,037	232,259	607,161	464,678
(Loss) / income from operations	(155,236)	34,731	(186,190)	44,932
Interest expense	(3,833)	(4,224)	(7,593)	(8,522)
Other (expense) / income, net	(1,862)	12,624	(16,523)	27,139
(Loss) / income before income taxes	(160,931)	43,131	(210,306)	63,549
(Benefit) / provision for income taxes	(4,992)	13,691	(6,798)	15,421
Net (loss) / income	$(155,939)	$29,440	$(203,508)	$48,128

(Losses) / Earnings per share:
Basic	$(4.25)	$0.84	$(5.63)	$1.37
Diluted	$(4.25)	$0.82	$(5.63)	$1.35

Weighted average common shares outstanding:
Basic	36,703	35,257	36,126	35,075
Diluted	36,703	35,958	36,126	35,642
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net (loss) / income	$(155,939)	$29,440	$(203,508)	$48,128
Foreign currency translation (loss) / gain	(2,900)	10,015	(4,495)	14,312
Other comprehensive (loss) / income	(2,900)	10,015	(4,495)	14,312
Comprehensive (loss) / income	$(158,839)	$39,455	$(208,003)	$62,440

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) / Income	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2026	41,076	$410	5,521	$(269,804)	$533,004	$(6,349)	$274,817	$532,078
Equity-based compensation	—	—	—	—	12,536	—	—	12,536
Issuance of common stock in connection with employee stock option exercises and RSU vesting	1,796	17	—	—	(17)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(544)	(5)	—	—	(8,896)	—	—	(8,901)
Cash dividends paid	—	—	—	—	—	—	(13,214)	(13,214)
Other comprehensive loss	—	—	—	—	—	(2,900)	—	(2,900)
Net loss	—	—	—	—	—	—	(155,939)	(155,939)
Balance at June 30, 2026	42,328	$422	5,521	$(269,804)	$536,627	$(9,249)	$105,664	$363,660

Three Months Ended June 30, 2025
Balance at March 31, 2025	40,422	$403	5,521	$(269,804)	$485,736	$(12,544)	$343,389	$547,180
Equity-based compensation	—	—	—	—	15,625	—	—	15,625
Issuance of common stock in connection with employee stock option exercises and RSU vesting	627	6	—	—	(6)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(241)	(2)	—	—	(4,472)	—	—	(4,474)
Cash dividends paid	—	—	—	—	—	—	(11,623)	(11,623)
Other comprehensive income	—	—	—	—	—	10,015	—	10,015
Net income	—	—	—	—	—	—	29,440	29,440
Balance at June 30, 2025	40,808	$407	5,521	$(269,804)	$496,883	$(2,529)	$361,206	$586,163

Six Months Ended June 30, 2026
Balance at December 31, 2025	41,049	$410	5,521	$(269,804)	$520,018	$(4,754)	$335,168	$581,038
Equity-based compensation	—	—	—	—	25,908	—	—	25,908
Issuance of common stock in connection with employee stock option exercises and RSU vesting	1,844	17	—	—	(17)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(565)	(5)	—	—	(9,282)	—	—	(9,287)
Cash dividends paid	—	—	—	—	—	—	(25,996)	(25,996)
Other comprehensive income	—	—	—	—	—	(4,495)	—	(4,495)
Net income	—	—	—	—	—	—	(203,508)	(203,508)
Balance at June 30, 2026	42,328	$422	5,521	$(269,804)	$536,627	$(9,249)	$105,664	$363,660

Six Months Ended June 30, 2025
Balance at December 31, 2024	40,395	$403	5,521	$(269,804)	$468,390	$(16,841)	$336,202	$518,350
Equity-based compensation	—	—	—	—	33,509	—	—	33,509
Issuance of common stock in connection with employee stock option exercises and RSU vesting	673	6	—	—	(6)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(260)	(2)	—	—	(5,010)	—	—	(5,012)
Cash dividends paid	—	—	—	—	—	—	(23,124)	(23,124)
Other comprehensive income	—	—	—	—	—	14,312	—	14,312
Net income	—	—	—	—	—	—	48,128	48,128
Balance at June 30, 2025	40,808	$407	5,521	$(269,804)	$496,883	$(2,529)	$361,206	$586,163
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income	$(203,508)	$48,128
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	45,120	45,282
Deferred taxes	(15,741)	(6,798)
Non-cash equity-based compensation	25,908	33,509
Goodwill impairment	173,738	—
Loss on impairment of long-term investment	—	5,000
Bad debt expense	319	960
Unrealized loss / (gain) on investments, net	18,268	(31,288)
Changes in operating assets and liabilities:
Accounts receivable	9,701	(55,674)
Prepaid expenses and other current and non-current assets	1,592	22,757
Accounts payable and other current and non-current liabilities	(29,386)	(14,587)
Contributor royalties payable	5,084	9,780
Deferred revenue	(13,104)	(4,986)
Net cash provided by operating activities	$17,991	$52,083

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21,710)	(22,120)
Cash received related to Giphy Retention Compensation	477	861
Acquisition of content	(301)	(4,978)
Security deposit receipt	249	38
Net cash used in investing activities	$(21,285)	$(26,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for settlement of employee taxes related to RSU vesting	(10,848)	(5,012)
Payment of cash dividends	(25,996)	(23,124)
Repayment of credit facility	(1,563)	(1,563)
Net cash used in financing activities	$(38,407)	$(29,699)

Effect of foreign exchange rate changes on cash	(3,335)	8,974
Net (decrease) / increase in cash and cash equivalents	(45,036)	5,159

Cash and cash equivalents, beginning of period	178,244	111,251
Cash and cash equivalents, end of period	$133,208	$116,410

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$7,678	$14,689
Cash paid for interest	7,288	8,465
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

(2) Terminated Merger Agreement with Getty Images
On January 6, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine in a merger-of-equals transaction with Getty Images Holdings, Inc. (NYSE:GETY) (“Getty Images”) (such transaction referred to herein as the “Merger”).
On June 30, 2026, Getty Images filed a Current Report on Form 8-K announcing that its Board of Directors unanimously resolved to terminate the Merger Agreement. The Merger Agreement was terminated on July 7, 2026.

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
The interim Consolidated Balance Sheet as of June 30, 2026, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 are unaudited. The Consolidated Balance Sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of June 30, 2026, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three and six months ended June 30, 2026 and 2025. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other future annual or interim period.
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
For certain Data, Distribution, and Services transactions, the Company has $56.1 million of unbilled receivables of which $36.8 million are recorded in Accounts Receivable and $19.3 million are recorded in Other Assets, as of June 30, 2026.
During the six months ended June 30, 2026, the Company recorded bad debt expense of $0.3 million. As of June 30, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was approximately $3.8 million and $3.4 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, approximately $5.6 million and $9.8 million of financing receivables, respectively, were included in accounts receivable and other assets on the Consolidated Balance Sheets.
In addition, as of June 30, 2026 two customers accounted for approximately 16% and 12%, respectively, of the accounts receivable balance. As of December 31, 2025, one customer accounted for approximately 15% of the accounts receivable balance.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of June 30, 2026 and December 31, 2025, the Company’s combined allowance for chargebacks and sales refunds was $0.2 million and $0.2 million, respectively, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
(unaudited)
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of June 30, 2026 or December 31, 2025, except as noted below.
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
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which was recorded in Other income, net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment is recorded at fair value on a recurring basis, with changes in fair value being recorded in Other income, net in the Consolidated Statement of Operations. The investment is subject to a contractual sale restriction that limits the sale or transfer of the investment for a period of 3 years, ending March 2027. Its fair value level hierarchy and amount at June 30, 2026 are as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Level 1	$21,368	$40,021

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Other Long-Term Investments
In connection with its Data, Distribution, and Services business, the Company may receive equity instruments in addition to cash for revenue contract consideration. As of June 30, 2026 and December 31, 2025, the Company had $30.5 million and $30.5 million, respectively, recorded in Other Assets in the Consolidated Balance Sheets from equity instruments received. The Company estimated the value of these equity instruments based on issuers’ recent market transactions at the time the instruments were received from the customers. The Company uses the measurement alternative for fair value since the equity instruments do not have readily determinable fair values and report the instruments at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Computer equipment and software	$382,472	$394,200
Furniture and fixtures	10,539	11,046
Leasehold improvements	18,691	20,524
Property and equipment	411,702	425,770
Less accumulated depreciation	(350,465)	(363,217)
Property and equipment, net	$61,237	$62,553
Depreciation and amortization expense related to property and equipment was $10.9 million and $10.9 million for the three months ended June 30, 2026 and 2025, respectively, and $21.8 million and $21.5 million for the six months ended June 30, 2026 and 2025, respectively. Cost of revenues included depreciation and amortization expense of $10.6 million and $10.6 million for the three months ended June 30, 2026 and 2025, respectively, and $21.2 million and $20.9 million for the six months ended June 30, 2026 and 2025, respectively. General and administrative expense included depreciation and amortization expense of $0.3 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2026 and 2025,
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $10.1 million and $11.3 million for the three months ended June 30, 2026 and 2025, respectively, and $20.6 million and $20.3 million for the six months ended June 30, 2026 and 2025, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $10.4 million and $10.3 million for the three months ended June 30, 2026 and 2025, respectively, and $20.8 million and $20.4 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of June 30, 2026 and December 31, 2025, the Company had capitalized internal-use software of $57.6 million and $57.7 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(6) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is tested for impairment annually on October 1 or upon a triggering event.
As of June 30, 2026, management determined that Getty Image's termination of the Merger Agreement which was announced after the market close on June 30, 2026 resulted in a triggering event and required the performance of a quantitative goodwill impairment test for its single reporting unit. The Company estimated the fair value of its single reporting unit using a market approach to be $363.7 million based on the Company’s market capitalization and a 10% control premium. Due to the post-market close announcement of the merger termination, the Company utilized an average of the Company’s market capitalization from July 1, 2026 to July 13, 2026, as that was determined to most appropriately reflect the impact of the termination of the Merger Agreement that was known as of the balance sheet date. The control premium reflected management’s estimate of market-participant benefits associated with control and represented a significant unobservable input. Management has determined the use of the control premium results in the non-recurring fair value to be based on Level 3 fair value inputs.
Since the reporting unit's carrying amount exceeded its estimated fair value as of June 30, 2026, the Company recorded a goodwill impairment charge of $173.7 million within total operating expenses on the statement of operations. This charge includes an impact to deferred taxes associated with the goodwill of $10.4 million.
If the Company’s stock price and market capitalization and the financial performance of the reporting unit declines, then it is possible these financial and economic conditions could result in another triggering event for the reporting unit in the future and could lead to a potential impairment.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the six months ended June 30, 2026 (in thousands):

Goodwill
Balance as of December 31, 2025	$574,614
Foreign currency translation adjustment	(851)
Goodwill impairment	(173,738)
Balance as of June 30, 2026	$400,025
Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026				As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$105,658	$(48,956)	$56,702	11	$106,557	$(45,066)	$61,491
Trade name	69,516	(21,758)	47,758	11	69,702	(19,072)	50,630
Developed technology	179,050	(124,490)	54,560	5	179,917	(113,223)	66,694
Contributor content	81,766	(48,767)	32,999	8	81,478	(44,682)	36,796
Patents	259	(205)	54	18	259	(197)	62
Total	$436,249	$(244,176)	$192,073		$437,913	$(222,240)	$215,673
Amortization expense was $11.6 million and $11.7 million for the three months ended June 30, 2026 and 2025, respectively, and $23.3 million and $23.8 million for the six months ended June 30, 2026 and 2025, respectively. Cost of revenue included amortization expense of $10.2 million and $10.2 million for the three months ended June 30, 2026 and 2025, respectively, and $20.4 million and $20.7 million for the six months ended June 30, 2026 and 2025, respectively. General and administrative expense included amortization expense of $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and $2.9 million and $3.1 million for the six months ended June 30, 2026 and 2025, respectively.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $22.0 million for the remaining six months of 2026, $38.9 million in 2027, $36.1 million in 2028, $29.3 million in 2029, $17.9 million in 2030, $12.8 million in 2031 and $35.1 million thereafter.

(7) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Compensation	$35,091	$49,705
Non-income taxes	38,351	41,584
Website hosting and marketing fees	5,144	6,307
Other expenses	25,641	32,356
Total accrued expenses	$104,227	$129,952
As of June 30, 2026 and December 31, 2025, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. Approximately $1.7 million and $1.5 million of severance costs associated with workforce optimization is included within accrued expenses as of June 30, 2026 and December 31, 2025, respectively.

(8) Debt
On May 6, 2022, the Company entered into a five-year $100 million unsecured revolving loan facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, and other lenders. The Credit Facility includes a letter of credit sub-facility and a swingline facility and also permits, subject to the satisfaction of certain conditions, up to $100 million of additional revolving loan commitments with the consent of the Administrative Agent.
On July 22, 2024, the Company entered into an amended and restated credit agreement (the “A&R Credit Agreement”), which was entered into among the Company, as borrower, certain direct and indirect subsidiaries of the Company as guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders. The A&R Credit Agreement provides for a five-year (i) senior unsecured term loan facility (the “Term Loan”) in an aggregate principal amount of $125,000,000 and (ii) senior unsecured revolving credit facility (the “Revolver”) in an aggregate principal amount of $250 million. The A&R Credit Agreement also provides for a letter of credit subfacility and a swingline facility.
At the Company’s option, loans under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio, or (ii) the Term Secured Overnight Financing Rate (“SOFR”) (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread of 0.100%. The Company is also required to pay an unused commitment fee ranging from 0.175% to 0.250%, determined based on the Company’s consolidated leverage ratio. In connection with the execution of this agreement, the Company paid debt issuance costs of approximately $2.2 million.
As of June 30, 2026, the Company had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of the Company’s activities, which are customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of June 30, 2026, the Company was in compliance with these covenants.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The Company’s outstanding debt (in thousands) is reflected in the table below. The Company classifies the Revolver as a current liability since the Company could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.

	As of June 30, 2026	As of December 31, 2025
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,112	3,110
Non-Current Debt:
Term Loan - A&R Credit Agreement	115,157	116,639
Based on Level 2 inputs, the carrying value of the Company’s debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions, and the current interest rate approximates that which would be available under similar financial arrangements.
For the three and six months ended June 30, 2026, the Company recognized interest expense of $3.8 million and $7.6 million, respectively. As of June 30, 2026, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.5 million.

(9) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 1,252,000 and 386,000 shares of common stock during the three months ended June 30, 2026 and 2025, respectively, related to the exercise of stock options and the vesting of restricted stock units.
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
As of June 30, 2026, the Company has repurchased approximately 5.5 million shares of common stock in total since 2015 under the repurchase programs (including the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86. During the three and six months ended June 30, 2026 and 2025, the Company did not repurchase any shares of common stock. As of June 30, 2026, the Company had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
Dividends
The Company declared and paid cash dividends of $0.36 and $0.72 per share of common stock, or $13.2 million and $26.0 million during the three and six months ended June 30, 2026, respectively, and $0.33 and $0.66 per share of common stock, or $11.6 million and $23.1 million during the three and six months ended June 30, 2025, respectively.
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
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$270	$532	$453	$928
Sales and marketing	2,652	2,559	4,764	4,814
Product development	3,242	3,529	6,320	6,441
General and administrative	6,372	9,005	14,371	21,326
Total	$12,536	$15,625	$25,908	$33,509
For the three and six months ended June 30, 2026 and 2025, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Restricted Stock Unit Awards
During the six months ended June 30, 2026, the Company had RSU grants, net of forfeitures, of approximately 1,108,000. As of June 30, 2026, there are approximately 4,016,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $18.63. As of June 30, 2026, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $52.9 million, which is expected to be recognized through 2030.
During the six months ended June 30, 2026 and 2025, shares of common stock with an aggregate value of $9.3 million and $5.0 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The Company’s revenues by product offering for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Content	$165,664	$199,796	$343,790	$402,684
Data, Distribution, and Services	56,137	67,194	77,181	106,926
Total Revenue	$221,801	$266,990	$420,971	$509,610
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The June 30, 2026 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $175.1 million of total revenue recognized for the six months ended June 30, 2026 was reflected in deferred revenue as of December 31, 2025. In addition, as of June 30, 2026, the Company has approximately $35.3 million of contracted but unsatisfied performance obligations relating primarily to our data deal offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period.
(11) Other (expense) / income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency (loss) / gain	$622	$(1,482)	$465	$(1,162)
Impairment of long-term investment	—	(5,000)	—	(5,000)
Interest income, unrealized (loss) / gain on investments, and other	(2,484)	19,106	(16,988)	33,301
Total other (expense) / income, net	$(1,862)	$12,624	$(16,523)	$27,139

(12) Income Taxes
The Company’s effective tax rates were a benefit of 3.1% and an expense of 31.7% for the three months ended June 30, 2026 and 2025, respectively, and a benefit of 3.2% and an expense of 24.3% for the six months ended June 30, 2026 and 2025, respectively.
During the three and six months ended June 30, 2026, the net effect of discrete items decreased the effective tax rate by 45.3% and 42.5%, respectively. The discrete items for the three and six months ended June 30, 2026, primarily relate to the book goodwill impairment which is non-deductible for tax purposes, partially offset by shortfalls on equity award vestings. Excluding discrete items, the Company’s effective tax rate would have been 48.4% and 45.7% for the three and six months ended June 30, 2026.
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
During the three and six months ended June 30, 2026 and 2025, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three and six months ended June 30, 2026 and 2025.
During the six months ended June 30, 2026, the Company had net cash taxes paid of $7.7 million and during the six months ended June 30, 2025, the Company had net cash taxes paid of $14.7 million.

(13) Net (Loss) / Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) / income	$(155,939)	$29,440	$(203,508)	$48,128
Shares used to compute basic net (loss) / income per share	36,703	35,257	36,126	35,075
Dilutive potential common shares
Unvested restricted stock awards	—	701	—	567
Shares used to compute diluted net (loss) / income per share	36,703	35,958	36,126	35,642
Basic net (loss) / income per share	$(4.25)	$0.84	$(5.63)	$1.37
Diluted net (loss) / income per share	$(4.25)	$0.82	$(5.63)	$1.35

Dilutive shares included in the calculation	—	3,528	—	2,185
Anti-dilutive shares excluded from the calculation	4,082	1,788	4,490	1,955

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

The following table reconciles the company’s revenues and significant operating expense categories used to evaluate the business and allocate resources to Net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$221,801	$266,990	$420,971	$509,610
Less:
Technology costs	19,752	20,623	39,904	40,692
Advertising costs	17,002	21,765	34,650	43,428
Adjusted cost of revenue[1]	82,295	94,861	165,155	184,293
Adjusted sales and marketing[1]	29,705	34,019	59,048	64,541
Adjusted product and development[1]	14,542	16,310	30,573	33,031
Adjusted general and administrative[1]	40,003	44,681	104,093	98,693
Goodwill impairment	173,738	—	173,738	—
Total operating expenses	377,037	232,259	607,161	464,678
(Loss) / Income from operations	(155,236)	34,731	(186,190)	44,932
Interest expense	(3,833)	(4,224)	(7,593)	(8,522)
Other (expense) / income, net	(1,862)	12,624	(16,523)	27,139
(Loss) / income before income taxes	(160,931)	43,131	(210,306)	63,549

(Benefit) / provision for income taxes	(4,992)	13,691	(6,798)	15,421
Net (loss) / income	$(155,939)	$29,440	$(203,508)	$48,128
1Excludes technology and advertising costs
The following represents the Company’s depreciation and amortization by expense category:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Cost of revenue	$20,732	$20,804	$41,630	$41,546
General and administrative	1,684	1,807	3,490	3,736
Total depreciation and amortization	$22,416	$22,611	$45,120	$45,282
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$118,133	$147,884	$207,154	$268,092
Europe	59,181	64,389	121,902	130,568
Rest of the world	44,487	54,717	91,915	110,950
Total revenue	$221,801	$266,990	$420,971	$509,610

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The United States, included in North America in the above table, accounted for 38% and 42% of consolidated revenue for the six months ended June 30, 2026 and 2025, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of June 30,	As of December 31,
	2026	2025
North America	$28,795	$32,553
Europe	16,104	17,382
Rest of the world	16,338	12,618
Total long-lived tangible assets	$61,237	$62,553
The United States, included in North America in the above table, accounted for 44% and 48% of total long-lived tangible assets as of June 30, 2026 and December 31, 2025, respectively. Ireland, included in Europe in the above table, accounted for 22% and 23% of total long-lived tangible assets as of June 30, 2026 and December 31, 2025, respectively. Australia, included in Rest of the world in the above table, accounted for 27% and 20% of the total long-lived tangible assets as of June 30, 2026 and December 31, 2025, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(15) Commitments and Contingencies
Unconditional purchase obligations and other obligations
As of June 30, 2026, the Company had total other non-lease obligations in the amount of approximately $99.4 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of June 30, 2026, the Company’s other obligations for the remainder of 2026 and for the years ending December 31, 2027, and 2028 were approximately $9.4 million, $51.8 million, and $38.2 million, respectively.
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
After the definitive proxy statement for the Merger was filed with the SEC on April 30, 2025 (the “Proxy Statement”), two complaints were filed against Shutterstock and each member of Shutterstock’s board of directors (the “Individual Defendants”). The two complaints were captioned as follows: Johnson v. Shutterstock, Inc., et al., 682860/2025 (filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Johnson Action”) and Weiss v. Shutterstock, Inc., et al., 652853/2025 at ECF No. 1, filed in the Supreme Court of the State of New York, County of New York, Commercial Division (the “Weiss Action”, and together with the Johnson Action, the “Stockholder Actions”). The Stockholder Actions allege that, among other things, the Proxy Statement contains false and misleading and/or incomplete information regarding the Merger. The Stockholder Actions asserted claims for (i) negligent misrepresentation and concealment, and (ii) negligence in connection with the filing of the allegedly false and misleading Proxy Statement. The Stockholder Actions sought an injunction enjoining the consummation of the Merger unless and until the Individual Defendants disclose the allegedly omitted material information, in the event that the Merger are consummated, rescission of the Merger and awarding actual and punitive damages to plaintiff, and an award of attorneys’ and experts’ fees. The Stockholders Actions were voluntarily discontinued on July 6, 2026.

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
Shutterstock believes it has substantial defenses in connection with the Matters and no supplemental disclosure was required under applicable law. However, in order to avoid the risk that the Matters may delay or otherwise adversely affect the implementation of the Merger, to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Shutterstock determined to voluntarily supplement the Proxy Statement as described in the Current Report on Form 8-K filed with the SEC on May 30, 2025, to provide additional information to Shutterstock stockholders. Nothing in said Current Report on Form 8-K shall be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth therein or in the Proxy Statement. To the contrary, Shutterstock denies all allegations in the Matters that any additional disclosure was or is required.
In August 2024, the Company received a Civil Investigative Demand (a “CID”) from the Federal Trade Commission (the “FTC”) regarding its investigation into the Company’s disclosure and subscription enrollment and cancellation practices under Section 5 of the Federal Trade Commission Act (“FTC Act”) and the Restore Online Shoppers’ Confidence Act (“ROSCA”). The Company has cooperated throughout the investigation, and in January 2026 the FTC entered into discussions with management to resolve this matter. On May 13, 2026, the FTC filed a civil complaint in the United States District Court for the Southern District of New York (the “Court”) against the Company alleging violations of Section 5 of the FTC Act and the ROSCA. Also on May 13, 2026, the parties reached an agreement in principle to settle the matter and the parties filed a stipulated order for permanent injunction, monetary judgment and other relief with the Court (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid $35 million to the FTC from cash on hand in June 2026 and the Company also agreed to provide additional disclosure regarding, and implement certain changes to, its subscription enrollment and cancellation practices. Accordingly, the Company recorded legal settlement expenses of $33 million in the first half of 2026. The Company had accrued a $2 million legal contingency as of December 31, 2025.
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification, and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the three months ended June 30, 2026, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.
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

On June 30, 2026, Getty Images filed an 8-K announcing that its Board of Directors unanimously resolved to terminate the Merger Agreement.

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
The following tables summarize our key operating metrics, which are unaudited, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscribers (end of period)[1]	951,000	1,073,000	951,000	1,073,000
Subscriber revenue (in millions)[1]	$99.8	$108.0	$203.6	$217.9
Average revenue per customer (last twelve months)[1]	$292	$266	$292	$266
Paid downloads (in millions)	98.7	112.6	202.8	233.5
________________________
1 Subscribers, Subscriber Revenue and Average Revenue Per Customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Backgrid beginning February 2025. 2025 metrics include the counts and revenues from Envato, which was acquired in July 2024.

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
See Note 3 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of the impact of the adoption of any new accounting standards on our financial statements. There have been no material changes to our critical accounting estimates as compared to our critical accounting policies and estimates included in our 2025 Form 10-K.

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
The Company’s revenues by distribution channel for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Content	$165,664	$199,796	$343,790	$402,684
Data, Distribution, and Services	56,137	67,194	77,181	106,926
Total Revenues	$221,801	$266,990	$420,971	$509,610

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Consolidated Statements of Operations:
Revenue	$221,801	$266,990	$420,971	$509,610
Operating expenses:
Cost of revenue	93,787	105,994	188,575	206,882
Sales and marketing	48,008	57,077	96,354	110,436
Product development	17,574	20,754	36,979	40,619
General and administrative	43,930	48,434	111,515	106,741
Goodwill impairment	173,738	—	173,738	—
Total operating expenses	377,037	232,259	607,161	464,678
(Loss) / income from operations	(155,236)	34,731	(186,190)	44,932
Interest expense	(3,833)	(4,224)	(7,593)	(8,522)
Other (expense) / income, net	(1,862)	12,624	(16,523)	27,139
(Loss) / income before income taxes	(160,931)	43,131	(210,306)	63,549
(Benefit) / provision for income taxes	(4,992)	13,691	(6,798)	15,421
Net (loss) / income	$(155,939)	$29,440	$(203,508)	$48,128

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	42%	40%	45%	41%
Sales and marketing	22%	21%	23%	22%
Product development	8%	8%	9%	8%
General and administrative	21%	18%	26%	21%
Goodwill impairment	78%	—%	41%	—%
Total operating expenses	170%	87%	144%	91%
(Loss) / income from operations	(70)%	13%	(44)%	9%
Interest expense	(2)%	(2)%	(2)%	(2)%
Other (expense) / income, net	(1)%	5%	(4)%	5%
(Loss) / Income before income taxes	(73)%	16%	(50)%	12%
(Benefit) / (provision) for income taxes	(2)%	5%	(2)%	3%
Net (loss) / income	(70)%	11%	(48)%	9%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended June 30, 2026 and 2025
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$221,801	$266,990	$(45,189)	(17)%
Operating expenses:
Cost of revenue	93,787	105,994	(12,207)	(12)
Sales and marketing	48,008	57,077	(9,069)	(16)
Product development	17,574	20,754	(3,180)	(15)
General and administrative	43,930	48,434	(4,504)	(9)
Goodwill impairment	173,738	—	173,738	—
Total operating expenses	377,037	232,259	144,778	62
(Loss) / income from operations	(155,236)	34,731	(189,967)	(547)
Interest expense	(3,833)	(4,224)	391	(9)
Other (expense) / income, net	(1,862)	12,624	(14,486)	(115)
(Loss) / Income before income taxes	(160,931)	43,131	(204,062)	(473)
(Benefit) / provision for income taxes	(4,992)	13,691	(18,683)	(136)
Net (loss) / income	$(155,939)	$29,440	$(185,379)	(630)%
__________________________________
Note: Due to rounding, percentages may not sum to totals.
Revenue
Revenue decreased by $45.2 million, or 17%, to $221.8 million for the three months ended June 30, 2026, compared to the same period in 2025. On a constant currency basis, revenue decreased by 17% in the three months ended June 30, 2026, compared to the same period in 2025.
Our Content revenues decreased by 17%, to $165.7 million in the three months ended June 30, 2026, compared to the same period in 2025. On a constant currency basis, content revenue decreased by 16% in the three months ended June 30, 2026, compared to the same period in 2025. During the three months ended June 30, 2026, the reduction in our Content revenue was driven primarily by weakness in new customer acquisition.
Our Data, Distribution, and Services revenues decreased by 16%, to $56.1 million in the three months ended June 30, 2026, compared to the same period in 2025. On a constant currency basis, Data, Distribution, and Services revenues decreased by 19% in the three months ended June 30, 2026, compared to the same period in 2025. The decrease in Data, Distribution, and Services revenues was primarily driven by a decline in our data offering, which decreased by 11% in the three months ended June 30, 2026 compared to the same period in 2025. Revenue recognition in our data offering may vary from quarter-to-quarter based on the delivery timing of metadata licenses.
Changes in our revenue by region were as follows: revenue from North America decreased by $29.8 million, or 20%, to $118.1 million, revenue from Europe decreased by $5.2 million, or 8%, to $59.2 million and revenue from outside Europe and North America decreased by $10.2 million, or 19%, to $44.5 million, in the three months ended June 30, 2026 compared to the same period in 2025.
Costs and Expenses
Cost of Revenue. Cost of revenue decreased by $12.2 million to $93.8 million in the three months ended June 30, 2026 compared to the same period in 2025. This decrease is primarily due to lower royalty expenses as a result of the decline in revenue for the quarter. As a percentage of revenue, cost of revenue increased to 42% for the three months ended June 30, 2026, from 40% for the same period in 2025, and this increase related to AI token usage fees and website hosting costs which do not fluctuate with revenue. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.
Sales and Marketing. Sales and marketing expenses decreased by $9.1 million, or 16%, to $48.0 million in the three months ended June 30, 2026 compared to the same period in 2025. This was driven by a decrease in brand and performance-based marketing expenses. As a percentage of revenue, sales and marketing expenses increased to 22% for the three months ended

June 30, 2026, from 21% for the same period in 2025. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $3.2 million to $17.6 million in the three months ended June 30, 2026 compared to the same period in 2025. The decrease in product development was driven by a decrease in employee-related costs and decreases in software licenses and third-party contractor related costs, net of capitalized labor. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses decreased by $4.5 million, to $43.9 million, in the three months ended June 30, 2026 compared to the same period in 2025. The decrease was driven by decreases in employee-related costs, offset by $3.7 million of expenses associated with the Merger.
Goodwill Impairment. As of June 30, 2026, management determined that Getty Image's June 30, 2026 announcement to terminate the Merger Agreement resulted in a triggering event and required the performance of a quantitative goodwill impairment test. The analysis resulted in a goodwill impairment charge of $173.7 million.
Interest Expense. In the three months ended June 30, 2026 and June 30, 2025, we recognized interest expense of $3.8 million and $4.2 million, respectively, related to our credit facility and the amortization of deferred financing fees. Interest expense for the three months ended June 30, 2026 decreased due to lower interest rates in the three months ended June 30, 2026 as compared to the same period in 2025.
Other (Expense) / Income, Net. In the three months ended June 30, 2026, other (expense) / income, net was driven by $3.0 million of unrealized losses related to our investment in Meitu, Inc. In addition, other income, net had $0.5 million of interest income and $0.6 million of unrealized foreign currency losses. In the three months ended June 30, 2025, other income, net was primarily driven by $18.0 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income, net had $1.1 million of interest income and $1.5 million of unrealized foreign currency gains. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. The income tax expense decreased by $18.7 million for the three months ended June 30, 2026, compared to the same period in 2025. Our effective tax rates were a net benefit of 3.1% and an expense of 31.7% for the three months ended June 30, 2026 and 2025, respectively.
For the three months ended June 30, 2026, the net effect of discrete items decreased the effective tax rate by 45.3%. The discrete items for the three months ended June 30, 2026 primarily relate to the book goodwill impairment which is non-deductible for tax purposes, partially offset by shortfalls on equity award vestings. Excluding discrete items, our effective tax rate would have been 48.4% for the three months ended June 30, 2026.

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

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$420,971	$509,610	$(88,639)	(17)%
Operating expenses:
Cost of revenue	188,575	206,882	(18,307)	(9)
Sales and marketing	96,354	110,436	(14,082)	(13)
Product development	36,979	40,619	(3,640)	(9)
General and administrative	111,515	106,741	4,774	4
Goodwill impairment	173,738	—	173,738	—
Total operating expenses	607,161	464,678	142,483	31
Income from operations	(186,190)	44,932	(231,122)	(514)
Interest expense	(7,593)	(8,522)	929	(11)
Other income, net	(16,523)	27,139	(43,662)	(161)
Income before income taxes	(210,306)	63,549	(273,855)	(431)
(Benefit) / provision for income taxes	(6,798)	15,421	(22,219)	(144)
Net income	$(203,508)	$48,128	$(251,636)	(523)%

Revenue
Revenue decreased by $88.6 million, or 17%, to $421.0 million in the six months ended June 30, 2026, compared to the same period in 2025. On a constant currency basis, revenue decreased by 18% in the six months ended June 30, 2026, compared to the same period in 2025.
Our Content revenues decreased by 15%, to $343.8 million in the six months ended June 30, 2026, compared to the same period in 2025. On a constant currency basis, content revenue decreased by 15% in the six months ended June 30, 2026, compared to the same period in 2025. During the six months ended June 30, 2026, the reduction in our Content revenue was driven primarily by weakness in new customer acquisition.
Our Data, Distribution, and Services revenues decreased by 28%, to $77.2 million in the six months ended June 30, 2026, compared to the same period in 2025. Foreign currency fluctuations did not have a significant impact on our Data, Distribution, and Services revenues in the six months ended June 30, 2026. The decrease in Data, Distribution, and Services revenues was primarily driven by a decline in our data offering, which decreased by 26% in the six months ended June 30, 2026 compared to the same period in 2025. Revenue recognition in our data offering may vary from quarter-to-quarter based on the delivery timing of metadata licenses.
Changes in our revenue by region were as follows: revenue from North America decreased by $60.9 million, or 23%, to $207.2 million, revenue from Europe decreased by $8.7 million, or 7%, to $121.9 million and revenue from outside Europe and North America decreased by $19.0 million, or 17%, to $91.9 million, in the six months ended June 30, 2026, compared to the same period in 2025.
Costs and Expenses
Cost of Revenue. Cost of revenue decreased by $18.3 million, or 9%, to $188.6 million in the six months ended June 30, 2026 compared to the same period in 2025. This decrease was driven by decreased royalty and content costs, costs associated with website hosting, hardware and software licenses, and employee related costs, Giphy Retention Compensation expenses, and depreciation and amortization driven by the acquisition of Envato. As a percent of revenue, cost of revenue increased to 45% for the six months ended June 30, 2026, from 41% for the same period in 2025. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing. Sales and marketing expenses decreased by $14.1 million, or 13%, to $96.4 million in the six months ended June 30, 2026 compared to the same period in 2025. This decrease was driven by a decrease in brand and performance-based marketing expenses. As a percentage of revenue, sales and marketing expenses increased to 23% for the six months ended June 30, 2026, from 22% for the same period in 2025. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $3.6 million, or 9%, to $37.0 million in the six months ended June 30, 2026 as compared to the same period in 2025. The decrease in product development was driven by a decrease in employee-related costs and decreases in software licenses and third-party contractor related costs, net of capitalized labor. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses increased by $4.8 million, or 4%, to $111.5 million in the six months ended June 30, 2026 compared to the same period in 2025. The increase was driven by $6.5 million of expenses associated with the Merger, increases in legal contingencies of $33.0 million (see “Note 15 — Commitments and Contingencies — Legal Matters” for more information), offset by decreases in employee-related costs.
Goodwill Impairment. As of June 30, 2026, management determined that Getty Image's June 30, 2026 announcement to terminate the Merger Agreement resulted in a triggering event and required the performance of a quantitative goodwill impairment test. The analysis resulting in a goodwill impairment charge of $173.7 million.
Interest Expense. In the six months ended June 30, 2026 and June 30, 2025, we recognized interest expense of $7.6 million and $8.5 million, respectively related to our credit facility and the amortization of deferred financing fees. Interest expense for the six months ended June 30, 2026 decreased due to lower interest rates in the six months ended June 30, 2026 as compared to the same period in 2025.
Other (Expense) / Income, Net. In the six months ended June 30, 2026, other (expense) / income decreased by $43.7 million, or 161%, to ($16.5 million). In the six months ended June 30, 2026, other (expense) / income, net was driven by $18.3 million of unrealized losses related to our investment in Meitu, Inc. In addition, other income, net had $1.3 million of interest income and $0.5 million of unrealized foreign currency losses. In the six months ended June 30, 2025, other income, net was primarily driven by $31.3 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income, net had $2.0 million of interest income and $1.2 million of unrealized foreign currency gains. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense decreased by $22.2 million for the six months ended June 30, 2026, compared to the same period in 2025. Our effective tax rates were a benefit of 3.2% and an expense of 24.3% for the six months ended June 30, 2026 and 2025, respectively.
For the six months ended June 30, 2026, the net effect of discrete items decreased the effective tax rate by 42.5%. The discrete items for the six months ended June 30, 2026, primarily relate to the book goodwill impairment, which is non-deductible for tax purposes, partially offset by shortfalls on equity award vestings. Excluding discrete items, our effective tax rate would have been 45.7% for the six months ended June 30, 2026.
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

Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents totaling $133.2 million which consisted primarily of bank deposits. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our A&R Credit Agreement.
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
Dividends
We declared and paid cash dividends of $0.72 per share of common stock, or $26.0 million during the six months ended June 30, 2026.
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
As of June 30, 2026, we have repurchased approximately 5.5 million shares of our common stock in total since 2015 under the Share repurchase programs (including the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86. During the three and six months ended June 30, 2026 and 2025, we did not repurchase shares of our common stock. As of June 30, 2026, we had $30.2 million of remaining authorization for repurchases under the Share Repurchase Program.
Credit Facility and A&R Credit Agreement
On May 6, 2022, we entered into a five-year $100 million unsecured revolving loan facility (the “Credit Facility”) with Bank of America, N.A., as Administrative Agent, and other lenders. The Credit Facility includes a letter of credit sub-facility and a swingline facility and also permits, subject to the satisfaction of certain conditions, up to $100 million of additional revolving loan commitments with the consent of the Administrative Agent.
On July 22, 2024, we entered into an amended and restated credit agreement (the “A&R Credit Agreement”), which was entered into among us, as borrower, certain of our direct and indirect subsidiaries as guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders. The A&R Credit Agreement provides for a five-year (i) senior unsecured term loan facility (the “Term Loan”) in an aggregate principal amount of $125 million and (ii) senior unsecured revolving credit facility (the “Revolver”) in an aggregate principal amount of $250 million. The A&R Credit Agreement provides for a letter of credit subfacility and a swingline facility.
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
As of June 30, 2026, we had a remaining borrowing capacity of $94 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of our activities, which are customary for this type of credit facility. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of June 30, 2026, we were in compliance with these covenants.
Our outstanding debt (in thousands) is reflected in the table below. We classify the Revolver as a current liability since we could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.
Our debt consists of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Current Debt:
Revolver - A&R Credit Agreement	155,000	155,000
Term Loan - A&R Credit Agreement	3,112	3,110
Non-Current Debt:
Term Loan - A&R Credit Agreement	115,157	116,639
Based on Level 2 inputs, the carrying value of our debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three and six months ended June 30, 2026, we recognized interest expense of $3.8 million and $7.6 million, respectively. As of June 30, 2026, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.5 million.
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
As of June 30, 2026, we had approximately $99 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of June 30, 2026, we had approximately $24 million in operating lease obligations with lease payments extending through 2029.
See Note 15 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of June 30, 2026.
Cash Flows
The following table summarizes our cash flow data for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$17,991	$52,083
Net cash used in investing activities	$(21,285)	$(26,199)
Net cash used in financing activities	$(38,407)	$(29,699)
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
Net cash provided by operating activities was $18.0 million for the six months ended June 30, 2026, compared to $52.1 million for the six months ended June 30, 2025. The decline in cash flows for the six months ended June 30, 2026, compared to the prior year, is primarily attributed to the year-over-year decline in revenue.

Investing Activities
Cash used in investing activities for the six months ended June 30, 2026 was $21.3 million, consisting primarily of (i) capital expenditures of $21.7 million for internal-use software and website development costs and purchases of software and equipment; and (ii) $0.3 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by $0.5 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the six months ended June 30, 2025 was $26.2 million, consisting primarily of (i) capital expenditures of $22.1 million for internal-use software and website development costs and purchases of software and equipment; and (ii) $5.0 million paid to acquire the rights to distribute certain digital content in perpetuity. These cash outflows were partially offset by $0.9 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2026 was $38.4 million, consisting of (i) $26.0 million related to the payment of quarterly cash dividends; (ii) $10.8 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (ii) $1.6 million used for the repayment of our A&R Credit Agreement.
Cash used in financing activities in the six months ended June 30, 2025 was $29.7 million, consisting of (i) $23.1 million related to the payment of quarterly cash dividends; (ii) $5.0 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (iii) $1.6 million used for the repayment of our A&R Credit Agreement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-GAAP Financial Measures (in thousands):
Adjusted net income	$30,020	$42,872	$50,750	$79,164
Adjusted EBITDA	$65,097	$82,236	$107,803	$145,600
Adjusted free cash flow	$28,475	$17,498	$41,607	$40,882
Revenue (decline) / growth on a constant currency basis	(17)%	20%	(18)%	17%

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

Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, legal contingencies, goodwill impairment and related tax effects, workforce optimization, Giphy Retention Compensation Expense - non-recurring, unrealized gains and losses on investments, severance costs associated with strategic workforce optimizations, costs incurred associated with the Merger, and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) / income	$(155,939)	$29,440	$(203,508)	$48,128
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	12,536	15,625	25,908	33,509
Tax effect of non-cash equity-based compensation(1)	(2,946)	(3,672)	(6,088)	(7,875)
Acquisition-related amortization expense(2)	9,564	9,581	19,163	19,278
Tax effect of acquisition-related amortization expense(1)	(2,248)	(2,252)	(4,504)	(4,531)
Unrealized loss / (gain) on investment	2,963	(13,029)	18,268	(26,289)
Goodwill impairment	173,738	—	173,738	—
Tax effect of goodwill impairment(1)	(10,371)	—	(10,371)	—
Workforce optimization - severance	2,963	121	9,043	301
Tax effect of workforce optimization - severance(1)	(667)	(27)	(2,035)	(68)
Giphy retention compensation expense - non-recurring	—	438	649	1,005
Tax effect of Giphy retention compensation expense - non-recurring(1)	—	(103)	(153)	(236)
Merger related costs	3,680	8,710	6,535	20,571
Tax effect of Merger related costs(1)	(828)	(1,960)	(1,470)	(4,629)
Legal contingency	5,000	—	33,000	—
Tax effect of legal contingency (1)	(7,425)	—	(7,425)	—
Adjusted net income	$30,020	$42,872	$50,750	$79,164

Net (loss) / income per diluted common share	$(4.25)	$0.82	$(5.63)	$1.35
Adjusted net income per diluted common share	$0.82	$1.19	$1.40	$2.22

Weighted average diluted shares	$36,703	$35,958	$36,126	35,642
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)Of these amounts, $8.9 million and $8.9 million are included in cost of revenue for the three months ended June 30, 2026 and 2025, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, Giphy Retention Compensation Expense - non-recurring, costs incurred associated with the Merger, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, legal contingencies, goodwill impairment, unrealized gains and losses on investments, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net (loss) / income	$(155,939)	$29,440	$(203,508)	$48,128
Add / (less) Non-GAAP adjustments:
Interest expense	3,833	4,224	7,593	8,522
Interest income	(479)	(1,077)	(1,280)	(2,012)
(Benefit) / provision for income taxes	(4,992)	13,691	(6,798)	15,421
Depreciation and amortization	22,416	22,611	45,120	45,282
EBITDA	$(135,161)	$68,889	$(158,873)	$115,341

Non-cash equity-based compensation	12,536	15,625	25,908	33,509
Giphy retention compensation expense - non-recurring	—	438	649	1,005
Merger related costs	3,680	8,710	6,535	20,571
Foreign currency loss / (gain)	(622)	1,482	(465)	1,162
Unrealized loss / (gain) on investment	2,963	(13,029)	18,268	(26,289)
Legal contingency	5,000	—	33,000	—
Workforce optimization - severance	2,963	121	9,043	301
Goodwill impairment	173,738	—	173,738	—
Adjusted EBITDA	$65,097	$82,236	$107,803	$145,600

Revenue	$221,801	$266,990	$420,971	$509,610
Net (loss) / income margin	(70.3)%	11.0%	(48.3)%	9.4%
Adjusted EBITDA margin	29.3%	30.8%	25.6%	28.6%
Revenue Growth / (Decline) (including by product offering) on a Constant Currency Basis
We define revenue growth (including by product offering), on a constant currency basis (expressed as a percentage), as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reported revenue (in thousands)	$221,801	$266,990	$420,971	$509,610
Revenue (decline) / growth	(17)%	21%	(17)%	17%
Revenue (decline) / growth on a constant currency basis	(17)%	20%	(18)%	17%

Content reported revenue (in thousands)	$165,664	$199,796	$343,790	$402,684
Content revenue (decline) / growth	(17)%	18%	(15)%	17%
Content revenue (decline) / growth on a constant currency basis	(16)%	16%	(15)%	17%

Data, Distribution, and Services reported revenue (in thousands)	$56,137	$67,194	$77,181	$106,926
Data, Distribution, and Services revenue (decline) / growth	(16)%	34%	(28)%	18%
Data, Distribution, and Services revenue (decline) / growth on a constant currency basis	(19)%	35%	(30)%	18%

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
The following is a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash flow information:	(in thousands)
Net cash provided by operating activities	$621	$26,836	$17,991	$52,083
Net cash used in investing activities	$(10,139)	$(14,965)	$(21,285)	$(26,199)
Net cash used in financing activities	$(18,457)	$(13,878)	$(38,407)	$(29,699)

Adjusted free cash flow:
Net cash provided by operating activities	$621	$26,836	$17,991	$52,083
Capital expenditures	(10,115)	(11,312)	(21,710)	(22,120)
Content acquisitions	(110)	(4,081)	(301)	(4,978)
Cash received related to Giphy Retention Compensation	109	369	477	861
Legal contingency settlement	35,000	—	35,000	—
Merger related costs	2,970	5,686	10,150	15,036
Adjusted Free Cash Flow	$28,475	$17,498	$41,607	$40,882

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 29% and 26% for the six months ended June 30, 2026 and 2025, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the six months ended June 30, 2026, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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

Our historical revenue by currency is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$37,234	€32,096	$38,381	€34,717	$72,064	€62,360	$76,497	€70,569
British pounds	11,890	£8,857	13,762	£10,346	27,206	£20,252	28,465	£22,025
All other non-U.S. currencies(1)	10,777		12,725		22,040		25,414
Total foreign currency	59,901		64,868		121,310		130,376
U.S. dollar	161,900		202,122		299,661		379,234
Total revenue	$221,801		$266,990		$420,971		$509,610
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
Amounts borrowed under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread adjustment of 0.100%. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of June 30, 2026.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II.     OTHER INFORMATION
Item 1.        Legal Proceedings.
See Item 1 of Part I, “Financial Statements — Note 15 — Commitments and Contingencies — Legal Matters.”

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended June 30, 2026, there were no material changes to these risk factors as described in our 2025 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 4.        Mine Safety Disclosures.
None.

Item 5.    Other Information.
(c) Insider Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1#	Certification of the Interim Chief Executive Officer and Chief Financial Officer of Shutterstock Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: August 7, 2026	By:	/s/ Rik Powell
Rik Powell
Interim Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)

Dated: August 7, 2026	By:	/s/ Steven Ciardiello
Steven Ciardiello
Chief Accounting Officer
(Principal Accounting Officer)