Form 10-Q
period 2026-09-30
Shutterstock, Inc.
filed 2026-11-05
CIK 1549346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________________________________________________________
FORM 10-Q
 ___________________________________________________________________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
As of October 30, 2026, 37,086,271 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Shutterstock, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2026

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

PART I.     FINANCIAL INFORMATION
Item 1.        Financial Statements.
Shutterstock, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$110,472	$178,244
Accounts receivable, net of allowance of $4,073 and $3,431	100,498	112,626
Prepaid expenses and other current assets	45,852	47,769
Total current assets	256,822	338,639
Property and equipment, net	61,213	62,553
Right-of-use assets	6,564	9,770
Intangible assets, net	180,931	215,673
Goodwill	196,877	574,614
Deferred tax assets, net	79,393	61,289
Other assets	71,723	93,398
Total assets	$853,523	$1,355,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,477	$13,898
Accrued expenses	102,559	129,952
Contributor royalties payable	94,041	94,163
Deferred revenue	189,737	212,984
Debt	128,113	158,110
Other current liabilities	15,242	19,295
Total current liabilities	543,169	628,402
Deferred tax liability, net	636	1,134
Long-term debt	114,416	116,639
Lease liabilities	11,123	17,247
Other non-current liabilities	12,645	11,476
Total liabilities	681,989	774,898
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,598 and 41,049 shares issued and 37,077 and 35,528 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	424	410
Treasury stock, at cost; 5,521 shares as of September 30, 2026 and December 31, 2025	(269,804)	(269,804)
Additional paid-in capital	543,095	520,018
Accumulated other comprehensive loss	(10,091)	(4,754)
Retained earnings	(92,090)	335,168
Total stockholders’ equity	171,534	581,038
Total liabilities and stockholders’ equity	$853,523	$1,355,936
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$173,898	$260,094	$594,869	$769,704

Operating expenses:
Cost of revenue	83,713	102,558	272,288	309,440
Sales and marketing	43,941	59,358	140,295	169,794
Product development	14,228	22,374	51,207	62,993
General and administrative	27,741	43,313	139,256	150,054
Goodwill impairment	203,323	—	377,061	—
Total operating expenses	372,946	227,603	980,107	692,281
(Loss) / income from operations	(199,048)	32,491	(385,238)	77,423
Interest expense	(3,567)	(4,226)	(11,160)	(12,748)
Other income / (expense), net	2,097	3,138	(14,426)	30,277
(Loss) / income before income taxes	(200,518)	31,403	(410,824)	94,952
Provision / (benefit) for income taxes	(2,766)	18,016	(9,565)	33,437
Net (loss) / income	$(197,752)	$13,387	$(401,259)	$61,515

(Losses) / Earnings per share:
Basic	$(5.35)	$0.38	$(11.02)	$1.75
Diluted	$(5.35)	$0.37	$(11.02)	$1.71

Weighted average common shares outstanding:
Basic	36,978	35,484	36,413	35,213
Diluted	36,978	36,642	36,413	35,979
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net (loss) / income	$(197,752)	$13,387	$(401,259)	$61,515
Foreign currency translation (loss) / gain	(842)	(2,360)	(5,337)	11,952
Other comprehensive (loss) / income	(842)	(2,360)	(5,337)	11,952
Comprehensive (loss) / income	$(198,594)	$11,027	$(406,596)	$73,467

See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) / Income	Retained Earnings
	Common Stock		Treasury Stock
Three Months Ended September 30, 2026	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2026	42,328	$422	5,521	$(269,804)	$536,627	$(9,249)	$105,662	$363,658
Equity-based compensation	—	—	—	—	7,824	—	—	7,824
Issuance of common stock in connection with employee stock option exercises and RSU vesting	431	4	—	—	(4)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(161)	(2)	—	—	(1,352)	—	—	(1,354)
Other comprehensive loss	—	—	—	—	—	(842)	—	(842)
Net loss	—	—	—	—	—	—	(197,752)	(197,752)
Balance at September 30, 2026	42,598	$424	5,521	$(269,804)	$543,095	$(10,091)	$(92,090)	$171,534

Three Months Ended September 30, 2025
Balance at June 30, 2025	40,808	$407	5,521	$(269,804)	$496,883	$(2,529)	$361,206	$586,163
Equity-based compensation	—	—	—	—	12,962	—	—	12,962
Issuance of common stock in connection with employee stock option exercises and RSU vesting	420	5	—	—	(5)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(204)	(2)	—	—	(4,090)	—	—	(4,092)
Cash dividends paid	—	—	—	—	—	—	(11,699)	(11,699)
Other comprehensive income	—	—	—	—	—	(2,360)	—	(2,360)
Net income	—	—	—	—	—	—	13,387	13,387
Balance at September 30, 2025	41,024	$410	5,521	$(269,804)	$505,750	$(4,889)	$362,894	$594,361

Nine Months Ended September 30, 2026
Balance at December 31, 2025	41,049	$410	5,521	$(269,804)	$520,018	$(4,754)	$335,168	$581,038
Equity-based compensation	—	—	—	—	33,748	—	—	33,748
Issuance of common stock in connection with employee stock option exercises and RSU vesting	2,275	20	—	—	(20)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(726)	(6)	—	—	(10,651)	—	—	(10,657)
Cash dividends paid	—	—	—	—	—	—	(25,999)	(25,999)
Other comprehensive income	—	—	—	—	—	(5,337)	—	(5,337)
Net loss	—	—	—	—	—	—	(401,259)	(401,259)
Balance at September 30, 2026	42,598	$424	5,521	$(269,804)	$543,095	$(10,091)	$(92,090)	$171,534

Nine Months Ended September 30, 2025
Balance at December 31, 2024	40,395	$403	5,521	$(269,804)	$468,390	$(16,841)	$336,202	$518,350
Equity-based compensation	—	—	—	—	46,471	—	—	46,471
Issuance of common stock in connection with employee stock option exercises and RSU vesting	1,093	11	—	—	(11)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(464)	(4)	—	—	(9,100)	—	—	(9,104)
Cash dividends paid	—	—	—	—	—	—	(34,823)	(34,823)
Other comprehensive income	—	—	—	—	—	11,952	—	11,952
Net income	—	—	—	—	—	—	61,515	61,515
Balance at September 30, 2025	41,024	$410	5,521	$(269,804)	$505,750	$(4,889)	$362,894	$594,361
See Notes to Unaudited Consolidated Financial Statements.

Shutterstock, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income	$(401,259)	$61,515
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	66,906	68,159
Deferred taxes	(18,599)	17,696
Non-cash equity-based compensation	33,748	46,471
Goodwill impairment	377,061	—
Loss on impairment of long-term investment	—	5,000
Bad debt expense	675	1,020
Unrealized loss / (gain) on investments, net	17,908	(34,128)
Changes in operating assets and liabilities:
Accounts receivable	10,871	(29,429)
Prepaid expenses and other current and non-current assets	2,060	10,114
Accounts payable and other current and non-current liabilities	(31,455)	(18,397)
Contributor royalties payable	64	22,109
Deferred revenue	(21,738)	(19,657)
Net cash provided by operating activities	$36,242	$130,473

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,514)	(32,542)
Cash received related to Giphy Retention Compensation	579	1,234
Acquisition of content	(627)	(6,127)
Security deposit receipt (payment)	487	(3)
Net cash used in investing activities	$(31,075)	$(37,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for settlement of employee taxes related to RSU vesting	(10,651)	(9,104)
Payment of cash dividends	(25,999)	(34,823)
Repayment of credit facility	(31,595)	(2,344)
Net cash used in financing activities	$(68,245)	$(46,271)

Effect of foreign exchange rate changes on cash	(4,694)	7,521
Net (decrease) / increase in cash and cash equivalents	(67,772)	54,285

Cash and cash equivalents, beginning of period	178,244	111,251
Cash and cash equivalents, end of period	$110,472	$165,536

Supplemental Disclosure of Cash Information:
Cash paid for income taxes	$8,285	$16,396
Cash paid for interest	10,827	12,470
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
•Generative AI Content - consisting of images generated from algorithms trained with high-quality, licensable content. Customers can generate images by entering a description of their desired content into model prompts.

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
The interim Consolidated Balance Sheet as of September 30, 2026, and the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 are unaudited. The Consolidated Balance Sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include all normal recurring adjustments necessary to fairly state the Company’s financial position as of September 30, 2026, and its consolidated results of operations, comprehensive income, stockholders’ equity and cash flows for the three and nine months ended September 30, 2026 and 2025. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other future annual or interim period.
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
For certain Data, Distribution, and Services transactions, the Company has $51.0 million of unbilled receivables of which $33.8 million are recorded in Accounts Receivable and $17.2 million are recorded in Other Assets, as of September 30, 2026.
During the nine months ended September 30, 2026, the Company recorded bad debt expense of $0.7 million. As of September 30, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was approximately $4.1 million and $3.4 million, respectively. The allowance for doubtful accounts is included as a reduction of accounts receivable on the Consolidated Balance Sheets.
The Company has certain customer arrangements that contain financing elements. Interest income earned from these financing receivables is recorded on the effective interest method and is included within interest income on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, approximately $5.8 million and $9.8 million of financing receivables, respectively, were included in accounts receivable and other assets on the Consolidated Balance Sheets.
In addition, as of September 30, 2026, two customers accounted for approximately 14% and 12%, respectively, of the accounts receivable balance. As of December 31, 2025, one customer accounted for approximately 15% of the accounts receivable balance.
Chargeback and Sales Refund Allowance
The Company establishes a chargeback allowance and sales refund reserve allowance based on factors surrounding historical credit card chargeback trends, historical sales refund trends and other information. As of September 30, 2026 and December 31, 2025, the Company’s combined allowance for chargebacks and sales refunds was $0.1 million and $0.2 million, respectively, which was included as a component of other current liabilities on the Consolidated Balance Sheets.
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
The Company had no assets or liabilities requiring fair value hierarchy disclosures as of September 30, 2026 or December 31, 2025, except as noted below.
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
On March 27, 2024, ZCool was acquired by Meitu, and the Company’s Preferred Shares in ZCool were exchanged for $18.4 million of Meitu common shares, resulting in an investment carrying value increase of $3.4 million, which was recorded in Other income, net in the Consolidated Statement of Operations. Meitu’s primary business is the provision of online advertising and other internet value added services in the PRC, and its common shares are publicly traded on the Main Board of The Stock Exchange of Hong Kong Limited. This investment is recorded at fair value on a recurring basis, with changes in fair value being recorded in Other income, net in the Consolidated Statement of Operations. The investment is subject to a contractual sale restriction that limits the sale or transfer of the investment for a period of 3 years, ending March 2027. Its fair value level hierarchy and amount at September 30, 2026 are as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Level 1	$21,729	$40,021

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Other Long-Term Investments
In connection with its Data, Distribution, and Services business, the Company may receive equity instruments in addition to cash for revenue contract consideration. As of September 30, 2026 and December 31, 2025, the Company had $30.5 million and $30.5 million, respectively, recorded in Other Assets in the Consolidated Balance Sheets from equity instruments received. The Company estimated the value of these equity instruments based on issuers’ recent market transactions at the time the instruments were received from the customers. The Company uses the measurement alternative for fair value since the equity instruments do not have readily determinable fair values and report the instruments at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments.
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Computer equipment and software	$392,519	$394,200
Furniture and fixtures	10,530	11,046
Leasehold improvements	18,679	20,524
Property and equipment	421,728	425,770
Less accumulated depreciation	(360,515)	(363,217)
Property and equipment, net	$61,213	$62,553
Depreciation and amortization expense related to property and equipment was $10.5 million and $11.0 million for the three months ended September 30, 2026 and 2025, respectively, and $32.3 million and $32.5 million for the nine months ended September 30, 2026 and 2025, respectively. Cost of revenues included depreciation and amortization expense of $10.4 million and $10.6 million for the three months ended September 30, 2026 and 2025, respectively, and $31.7 million and $31.5 million for the nine months ended September 30, 2026 and 2025, respectively. General and administrative expense included depreciation and amortization expense of $0.1 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $0.6 million and $1.0 million for the nine months ended September 30, 2026 and 2025,
Depreciation and amortization expense is included in cost of revenue and general and administrative expense in the Consolidated Statements of Operations based on the nature of the asset being depreciated.
Capitalized Internal-Use Software
The Company capitalized costs related to the development of internal-use software of $10.0 million and $10.4 million for the three months ended September 30, 2026 and 2025, respectively, and $30.6 million and $30.7 million for the nine months ended September 30, 2026 and 2025, respectively. Capitalized amounts are included as a component of property and equipment under computer equipment and software on the Consolidated Balance Sheets.
The portion of total depreciation expense related to capitalized internal-use software was $10.1 million and $10.4 million for the three months ended September 30, 2026 and 2025, respectively, and $30.9 million and $30.8 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense related to capitalized internal-use software is included in cost of revenue in the Consolidated Statements of Operations.
As of September 30, 2026 and December 31, 2025, the Company had capitalized internal-use software of $57.5 million and $57.7 million, respectively, net of accumulated depreciation, which was included in property and equipment, net.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(6) Goodwill and Intangible Assets
Goodwill
The Company’s goodwill balance is tested for impairment annually on October 1 or upon a triggering event.
As of June 30, 2026, management determined that Getty Image's termination of the Merger Agreement which was announced after the market close on June 30, 2026 resulted in a triggering event and required the performance of a quantitative goodwill impairment test for its single reporting unit. The Company estimated the fair value of its single reporting unit using a market approach to be $363.7 million based on the Company’s market capitalization and a 10% control premium. Due to the post-market close announcement of the merger termination on July 7, 2026, the Company utilized an average of the Company’s market capitalization from July 1, 2026 to July 13, 2026, as that was determined to most appropriately reflect the impact of the termination of the Merger Agreement that was known as of the balance sheet date. The control premium reflected management’s estimate of market-participant benefits associated with control and represented a significant unobservable input. Management has determined the use of the control premium results in the non-recurring fair value to be based on Level 3 fair value inputs. Since the reporting unit's carrying amount exceeded its estimated fair value as of June 30, 2026, the Company recorded a goodwill impairment charge of $173.7 million within total operating expenses on the statement of operations. This charge includes an impact to deferred taxes associated with the goodwill of $10.4 million.
As of September 30, 2026, management determined that the impact of the dividend suspension announced on July 22, 2026 resulted in a triggering event and required the performance of a quantitative goodwill impairment test for its single reporting unit. The Company estimated the fair value of its single reporting unit using a market approach to be $171.5 million based on the Company’s market capitalization as of September 30, 2026 and a 10% control premium. Consistent with the June 30, 2026 test, the control premium represented a significant unobservable input, and the non-recurring fair value measurement is based on Level 3 fair value inputs. Since the reporting unit’s carrying amount exceeded its estimated fair value as of September 30, 2026, the Company recorded an additional goodwill impairment charge of $203.3 million within total operating expenses on the statement of operations. This charge includes an impact to deferred taxes associated with the goodwill of $7.7 million. It is possible that a triggering event for the reporting unit in the future could lead to a potential impairment of the remaining goodwill.
The following table summarizes the changes in the carrying value of the Company’s goodwill balance during the nine months ended September 30, 2026 (in thousands):

Goodwill
Balance as of December 31, 2025	$574,614
Foreign currency translation adjustment	(676)
Goodwill impairment	(377,061)
Balance as of September 30, 2026	$196,877
Intangible Assets
Intangible assets, all of which are subject to amortization, consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026				As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Customer relationships	$105,491	$(51,055)	$54,436	11	$106,557	$(45,066)	$61,491
Trade name	69,488	(23,145)	46,343	11	69,702	(19,072)	50,630
Developed technology	178,913	(130,078)	48,835	5	179,917	(113,223)	66,694
Contributor content	82,000	(50,733)	31,267	8	81,478	(44,682)	36,796
Patents	259	(209)	50	18	259	(197)	62
Total	$436,151	$(255,220)	$180,931		$437,913	$(222,240)	$215,673
Amortization expense was $11.3 million and $11.9 million for the three months ended September 30, 2026 and 2025, respectively, and $34.6 million and $35.6 million for the nine months ended September 30, 2026 and 2025, respectively. Cost of revenue included amortization expense of $9.8 million and $10.4 million for the three months ended September 30, 2026 and

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
2025, respectively, and $30.2 million and $31.1 million for the nine months ended September 30, 2026 and 2025, respectively. General and administrative expense included amortization expense of $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $10.7 million for the remaining three months of 2026, $38.9 million in 2027, $36.1 million in 2028, $29.3 million in 2029, $18.0 million in 2030, $12.8 million in 2031 and $35.1 million thereafter.

(7) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Compensation	$32,009	$49,705
Non-income taxes	37,434	41,584
Website hosting and marketing fees	7,502	6,307
Other expenses	25,614	32,356
Total accrued expenses	$102,559	$129,952
As of September 30, 2026 and December 31, 2025, compensation-related accrued expenses included amounts due to Giphy employees for compensation earned pre-acquisition and severance costs associated with workforce optimizations. Approximately $3.1 million and $1.5 million of severance costs associated with workforce optimization is included within accrued expenses as of September 30, 2026 and December 31, 2025, respectively.

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
On July 22, 2024, the Company entered into an amended and restated credit agreement (the “A&R Credit Agreement”), which was entered into among the Company, as borrower, certain direct and indirect subsidiaries of the Company as guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders. The A&R Credit Agreement provides for a five-year (i) senior unsecured term loan facility (the “Term Loan”) in an aggregate principal amount of $125,000,000 and (ii) senior unsecured revolving credit facility (the “Revolver”) in an aggregate principal amount of $250 million. The A&R Credit Agreement also provides for a letter of credit sub-facility and a swingline facility.
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
During the third quarter of 2026, the Company repaid $30.0 million of outstanding principal on the Revolver. The repayment was funded using cash generated from operations. As of September 30, 2026, the Company had a remaining borrowing capacity of $123.7 million, net of standby letters of credit.
The A&R Credit Agreement contains financial covenants and requirements restricting certain of the Company’s activities, which are customary for this type of credit facility. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of September 30, 2026, the Company was in compliance with these covenants.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The Company’s outstanding debt (in thousands) is reflected in the table below. The Company classifies the Revolver as a current liability since the Company could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.

	As of September 30, 2026	As of December 31, 2025
Current Debt:
Revolver - A&R Credit Agreement	$125,000	$155,000
Term Loan - A&R Credit Agreement	$3,113	$3,110
Non-Current Debt:
Term Loan - A&R Credit Agreement	$114,416	$116,639
Based on Level 2 inputs, the carrying value of the Company’s debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions, and the current interest rate approximates that which would be available under similar financial arrangements.
For the three and nine months ended September 30, 2026, the Company recognized interest expense of $3.6 million and $11.2 million, respectively. As of September 30, 2026, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.4 million.

(9) Stockholders’ Equity and Equity-Based Compensation
Stockholders’ Equity
Common Stock
The Company issued approximately 269,000 and 216,000 shares of common stock during the three months ended September 30, 2026 and 2025, respectively, related to the exercise of stock options and the vesting of restricted stock units.
Treasury Stock
In June 2023, the Company’s Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), providing authorization to repurchase up to $100.0 million of its common stock.
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
As of September 30, 2026, the Company has repurchased approximately 5.5 million shares of common stock in total since 2015 under the repurchase programs (including the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86. During the three and nine months ended September 30, 2026 and 2025, the Company did not repurchase any shares of common stock. As of September 30, 2026, the Company had $30.2 million of remaining authorization for purchases under the 2023 Share Repurchase Program.
Dividends
The Company did not declare or pay a cash dividend during the three months ended September 30, 2026. The Company declared and paid cash dividends of $0.72 per share of common stock, or $26.0 million, during the nine months ended September 30, 2026, and $0.33 and $0.99 per share of common stock, or $11.7 million and $34.8 million, during the three and nine months ended September 30, 2025, respectively.
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
The following table summarizes non-cash equity-based compensation expense, net of forfeitures, by financial statement line item included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$319	$528	$772	$1,456
Sales and marketing	2,683	2,098	7,447	6,912
Product development	2,820	3,370	9,140	9,811
General and administrative	2,002	6,966	16,389	28,292
Total	$7,824	$12,962	$33,748	$46,471
For the three and nine months ended September 30, 2026 and 2025, substantially all of the Company’s non-cash equity-based compensation expense related to RSUs.
Restricted Stock Unit Awards
During the nine months ended September 30, 2026, the Company had RSU grants, net of forfeitures, of approximately 636,000. As of September 30, 2026, there are approximately 3,131,000 non-vested RSUs outstanding with a weighted average grant-date fair value of $17.58. As of September 30, 2026, the total unrecognized non-cash equity-based compensation expense related to the non-vested RSUs was approximately $36.4 million, which is expected to be recognized through 2030.
During the nine months ended September 30, 2026 and 2025, shares of common stock with an aggregate value of $10.7 million and $9.1 million were withheld upon vesting of RSUs and paid in connection with related remittance of employee withholding taxes to taxing authorities.
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

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The Company’s revenues by product offering for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Content	$158,075	$194,426	$501,864	$597,110
Data, Distribution, and Services	15,823	65,668	93,005	172,594
Total Revenue	$173,898	$260,094	$594,869	$769,704
Deferred revenue reported on the balance sheet represents unfulfilled performance obligations for which the Company has either received payment or has outstanding receivables. The September 30, 2026 deferred revenue balance will be earned as content is downloaded or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. $187.6 million of total revenue recognized for the nine months ended September 30, 2026 was reflected in deferred revenue as of December 31, 2025. In addition, as of September 30, 2026, the Company has approximately $33.2 million of contracted but unsatisfied performance obligations relating primarily to our data deal offerings, which are not included as a component of deferred revenue and that the Company expects to recognize over a five year period.
(11) Other (expense) / income, net
The following table presents a summary of the Company’s other income and expense activity included in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency (loss) / gain	$1,614	$(571)	$2,078	$(1,733)
Impairment of long-term investment	—	—	—	(5,000)
Interest income, unrealized (loss) / gain on investments, and other	483	3,709	(16,504)	37,010
Total other (expense) / income, net	$2,097	$3,138	$(14,426)	$30,277

(12) Income Taxes
The Company’s effective tax rates were a benefit of 1.4% and an expense of 57.4% for the three months ended September 30, 2026 and 2025, respectively, and a benefit of 2.3% and an expense of 35.2% for the nine months ended September 30, 2026 and 2025, respectively.
During the three and nine months ended September 30, 2026, the net effect of discrete items decreased the effective tax rate by 35.2% and 38.9%, respectively. The discrete items for the three and nine months ended September 30, 2026, primarily relate to the book goodwill impairment which is non-deductible for tax purposes, partially offset by shortfalls on equity award vestings and prior-years tax return finalization. Excluding discrete items, the Company’s effective tax rate would have been 36.6% and 41.2% for the three and nine months ended September 30, 2026.
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
During the three and nine months ended September 30, 2026 and 2025, uncertain tax positions recorded by the Company were not material. To the extent the remaining uncertain tax positions are ultimately recognized, the Company’s effective tax rate may be impacted in future periods.

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The Company recognizes interest expense and tax penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations. The Company’s accrual for interest and penalties related to unrecognized tax benefits was not material for the three and nine months ended September 30, 2026 and 2025.
During the nine months ended September 30, 2026, the Company had net cash taxes paid of $8.3 million and during the nine months ended September 30, 2025, the Company had net cash taxes paid of $16.4 million.

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
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) / income	$(197,752)	$13,387	$(401,259)	$61,515
Shares used to compute basic net (loss) / income per share	36,978	35,484	36,413	35,213
Dilutive potential common shares
Unvested restricted stock awards	—	1,158	—	766
Shares used to compute diluted net (loss) / income per share	36,978	36,642	36,413	35,979
Basic net (loss) / income per share	$(5.35)	$0.38	$(11.02)	$1.75
Diluted net (loss) / income per share	$(5.35)	$0.37	$(11.02)	$1.71

Dilutive shares included in the calculation	—	3,663	—	2,683
Anti-dilutive shares excluded from the calculation	3,500	1,164	4,156	1,689

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

The following table reconciles the company’s revenues and significant operating expense categories used to evaluate the business and allocate resources to Net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$173,898	$260,094	$594,869	$769,704
Less:
Technology costs	23,204	22,892	63,108	63,584
Advertising costs	15,147	23,892	49,797	67,320
Adjusted cost of revenue[1]	69,429	91,181	234,584	275,474
Adjusted sales and marketing[1]	27,513	33,929	86,561	98,470
Adjusted product and development[1]	10,384	16,319	40,957	49,350
Adjusted general and administrative[1]	23,946	39,390	128,039	138,083
Goodwill impairment	203,323	—	377,061	—
Total operating expenses	372,946	227,603	980,107	692,281
(Loss) / Income from operations	(199,048)	32,491	(385,238)	77,423
Interest expense	(3,567)	(4,226)	(11,160)	(12,748)
Other income / (expense), net	2,097	3,138	(14,426)	30,277
(Loss) / income before income taxes	(200,518)	31,403	(410,824)	94,952
Provision / (benefit) for income taxes	(2,766)	18,016	(9,565)	33,437
Net (loss) / income	$(197,752)	$13,387	$(401,259)	$61,515
1Excludes technology and advertising costs
The following represents the Company’s depreciation and amortization by expense category:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Cost of revenue	$20,100	$21,028	$61,730	$62,574
General and administrative	1,686	1,849	5,176	5,585
Total depreciation and amortization	$21,786	$22,877	$66,906	$68,159
The following table presents the Company’s revenue based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America	$81,021	$142,808	$288,175	$410,900
Europe	50,691	63,606	172,593	194,174
Rest of the world	42,186	53,680	134,101	164,630
Total revenue	$173,898	$260,094	$594,869	$769,704

Shutterstock, Inc.
Notes to Consolidated Financial Statements
(unaudited)
The United States, included in North America in the above table, accounted for 37% and 44% of consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	As of September 30,	As of December 31,
	2026	2025
North America	$27,460	$32,553
Europe	15,499	17,382
Rest of the world	18,254	12,618
Total long-lived tangible assets	$61,213	$62,553
The United States, included in North America in the above table, accounted for 42% and 48% of total long-lived tangible assets as of September 30, 2026 and December 31, 2025, respectively. Ireland, included in Europe in the above table, accounted for 21% and 23% of total long-lived tangible assets as of September 30, 2026 and December 31, 2025, respectively. Australia, included in Rest of the world in the above table, accounted for 30% and 20% of the total long-lived tangible assets as of September 30, 2026 and December 31, 2025, respectively. No other country accounts for more than 10% of the Company’s long-lived tangible assets in any period presented.

(15) Commitments and Contingencies
Unconditional purchase obligations and other obligations
As of September 30, 2026, the Company had total other non-lease obligations in the amount of approximately $138.1 million, which consisted primarily of minimum royalty guarantees and unconditional purchase obligations related to contracts for infrastructure and other business services. As of September 30, 2026, the Company’s other obligations for the remainder of 2026 and for the years ending December 31, 2027, and 2028 were approximately $45.3 million, $54.6 million, and $38.2 million, respectively.
Legal Matters
Although we are not currently a party to any material pending litigation (except as described below), from time to time, third parties assert claims against us regarding intellectual property rights, employment matters, privacy issues and other matters arising during the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. The Company currently has no material active litigation matters, and accordingly, no material reserves related to litigation.
Customer Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers with respect to certain matters, including, but not limited to, losses arising out of the breach of the Company’s intellectual property warranties for damages to the customer directly attributable to the Company’s breach. The Company is not responsible for any damages, costs, or losses to the extent such damages, costs or losses arise as a result of the modifications made by the customer, or the context in which an image is used. The standard maximum aggregate obligation and liability to any one customer for all claims is generally limited to ten thousand dollars. The Company offers certain of its customers greater levels of indemnification, including unlimited indemnification, and believes that it has appropriate insurance coverage in place to adequately cover indemnification claims, if necessary. As of and for the three months ended September 30, 2026, the Company made no material payments for losses on customer indemnification claims and recorded no liabilities related to indemnification for loss contingencies, before considering any insurance recoveries.

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
Terminated Merger Agreement with Getty Images
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

Overview and Recent Developments
Shutterstock, Inc. (referred to herein as the “Company”, “we,” “our,” and “us”) is a leading global creative platform connecting brands and businesses to high-quality content.
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
•Generative AI Content - consisting of images generated from algorithms trained with high-quality, licensable content. Customers can generate images by entering a description of their desired content into model prompts.

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
We have seen increased demand for access to our metadata for machine learning and generative artificial intelligence model training. We offer licensable metadata at industry leading scales and quality. Our metadata customer base ranges from large technology and media companies to smaller start-up organizations.
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
Subscribers, subscriber revenue and average revenue per customer from acquisitions are included in these metrics beginning twelve months after the closing of the respective business combination. Accordingly, the metrics include Subscribers, Subscriber revenue, and Average revenue per customer from Backgrid beginning February 2025. The 2025 metrics include the counts and revenues from Envato for the three and nine months ended September 30, 2025, which was acquired in July 22, 2024.
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
The following tables summarize our key operating metrics, which are unaudited, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscribers (end of period)[1]	890,000	1,060,000	890,000	1,060,000
Subscriber revenue (in millions)[1]	$95.1	$107.2	$298.7	$325.0
Average revenue per customer (last twelve months)[1]	$289	$279	$289	$279
Paid downloads (in millions)	90.9	111.7	293.7	345.2
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
Data, Distribution, and Services: Our Data, Distribution, and Services offering addresses customer demand for products and services that are beyond our stock image, footage music and 3D model licenses. We have seen increased demand for access to our metadata for machine learning and generative artificial intelligence model training. We offer licensable metadata at unique scales and quality. Our metadata customer base ranges from large technology and media companies to smaller start-up organizations.
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
The Company’s revenues by product offering for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Content	$158,075	$194,426	$501,864	$597,110
Data, Distribution, and Services	15,823	65,668	93,005	172,594
Total Revenues	$173,898	$260,094	$594,869	$769,704

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Consolidated Statements of Operations:
Revenue	$173,898	$260,094	$594,869	$769,704
Operating expenses:
Cost of revenue	83,713	102,558	272,288	309,440
Sales and marketing	43,941	59,358	140,295	169,794
Product development	14,228	22,374	51,207	62,993
General and administrative	27,741	43,313	139,256	150,054
Goodwill impairment	203,323	—	377,061	—
Total operating expenses	372,946	227,603	980,107	692,281
(Loss) / income from operations	(199,048)	32,491	(385,238)	77,423
Interest expense	(3,567)	(4,226)	(11,160)	(12,748)
Other (expense) / income, net	2,097	3,138	(14,426)	30,277
(Loss) / income before income taxes	(200,518)	31,403	(410,824)	94,952
Provision / (benefit) for income taxes	(2,766)	18,016	(9,565)	33,437
Net (loss) / income	$(197,752)	$13,387	$(401,259)	$61,515

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Statements of Operations:
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	48%	39%	46%	40%
Sales and marketing	25%	23%	24%	22%
Product development	8%	9%	9%	8%
General and administrative	16%	17%	23%	19%
Goodwill impairment	117%	—%	63%	—%
Total operating expenses	214%	88%	165%	90%
(Loss) / income from operations	(114)%	12%	(65)%	10%
Interest expense	(2)%	(2)%	(2)%	(2)%
Other (expense) / income, net	1%	1%	(2)%	4%
(Loss) / Income before income taxes	(115)%	12%	(69)%	12%
Provision / (benefit) for income taxes	(2)%	7%	(2)%	4%
Net (loss) / income	(114)%	5%	(67)%	8%
__________________________________
Note: Due to rounding, percentages may not sum to totals.

Comparison of the Three Months Ended September 30, 2026 and 2025
The following table presents our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Consolidated Statements of Operations:
Revenue	$173,898	$260,094	$(86,196)	(33)%
Operating expenses:
Cost of revenue	83,713	102,558	(18,845)	(18)%
Sales and marketing	43,941	59,358	(15,417)	(26)%
Product development	14,228	22,374	(8,146)	(36)%
General and administrative	27,741	43,313	(15,572)	(36)%
Goodwill impairment	203,323	—	203,323	—
Total operating expenses	372,946	227,603	145,343	64%
(Loss) / income from operations	(199,048)	32,491	(231,539)	(713)%
Interest expense	(3,567)	(4,226)	659	(16)%
Other (expense) / income, net	2,097	3,138	(1,041)	(33)%
(Loss) / income before income taxes	(200,518)	31,403	(231,921)	(739)%
Provision / (benefit) for income taxes	(2,766)	18,016	(20,782)	(115)%
Net (loss) / income	$(197,752)	$13,387	$(211,139)	(1,577)%
__________________________________
Note: Due to rounding, percentages may not sum to totals.
Revenue
Revenue decreased by $86.2 million, or 33%, to $173.9 million for the three months ended September 30, 2026, compared to the same period in 2025. On a constant currency basis, revenue decreased by 33% in the three months ended September 30, 2026, compared to the same period in 2025.
Our Content revenues decreased by 19%, to $158.1 million in the three months ended September 30, 2026, compared to the same period in 2025. On a constant currency basis, content revenue decreased by 18% in the three months ended September 30, 2026, compared to the same period in 2025. During the three months ended September 30, 2026, the reduction in our Content revenue was driven primarily by weakness in new customer acquisition.
Our Data, Distribution, and Services revenues decreased by 76%, to $15.8 million in the three months ended September 30, 2026, compared to the same period in 2025. On a constant currency basis, Data, Distribution, and Services revenues decreased by 76% in the three months ended September 30, 2026, compared to the same period in 2025. The decrease in Data, Distribution, and Services revenues was primarily driven by a decline in our data offering, which decreased by 91% in the three months ended September 30, 2026 compared to the same period in 2025. Revenue recognition in our data offering may vary from quarter-to-quarter based on the delivery timing of metadata licensed assets.
Changes in our revenue by region were as follows: revenue from North America decreased by $61.8 million, or 43%, to $81.0 million, revenue from Europe decreased by $12.9 million, or 20%, to $50.7 million and revenue from Rest of World decreased by $11.5 million, or 21%, to $42.2 million, in the three months ended September 30, 2026 compared to the same period in 2025.
Costs and Expenses
Cost of Revenue. Cost of revenue decreased by $18.8 million to $83.7 million in the three months ended September 30, 2026 compared to the same period in 2025. This decrease is primarily due to lower royalty expenses as a result of the decline in revenue for the quarter. As a percentage of revenue, cost of revenue increased to 48% for the three months ended September 30, 2026, from 39% for the same period in 2025. This increase was related to AI token usage fees and website hosting costs which do not fluctuate with revenue. We expect that our cost of revenue will continue to fluctuate in-line with changes in revenue.
Sales and Marketing. Sales and marketing expenses decreased by $15.4 million, or 26%, to $43.9 million in the three months ended September 30, 2026 compared to the same period in 2025. This was driven by a decrease in brand and performance-based marketing expenses. As a percentage of revenue, sales and marketing expenses increased to 25% for the three months ended September 30, 2026, from 23% for the same period in 2025. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $8.1 million to $14.2 million in the three months ended September 30, 2026 compared to the same period in 2025. The decrease in product development was driven by a decrease in employee-related costs offset by increases in software licenses and third-party contractor related costs, net of capitalized labor. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses decreased by $15.6 million, to $27.7 million, in the three months ended September 30, 2026 compared to the same period in 2025. The decrease was driven by decreases in employee-related costs, offset by $0.5 million of expenses associated with the Merger.
Goodwill Impairment. As of September 30, 2026, management determined that the suspension of dividends announced on July 22, 2026 resulted in a triggering event for the third quarter of 2026 and required the performance of a quantitative goodwill impairment test. The analysis resulted in a goodwill impairment charge of $203.3 million.
Interest Expense. In the three months ended September 30, 2026 and September 30, 2025, we recognized interest expense of $3.6 million and $4.2 million, respectively, related to our credit facility and the amortization of deferred financing fees. Interest expense for the three months ended September 30, 2026 decreased due to lower interest rates and a lower outstanding principal balance in the three months ended September 30, 2026 as compared to the same period in 2025.
Other (Expense) / Income, Net. In the three months ended September 30, 2026, other (expense) / income, net was driven by $0.4 million of unrealized losses related to our investment in Meitu, Inc. In addition, other income, net had $0.1 million of interest income and $1.6 million of unrealized foreign currency gains. In the three months ended September 30, 2025, other income, net was primarily driven by $2.8 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income, net had $0.9 million of interest income and $0.6 million of unrealized foreign currency gains. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. The income tax expense decreased by $20.8 million for the three months ended September 30, 2026, compared to the same period in 2025. Our effective tax rates were a net benefit of 1.4% and an expense 57.4% for the three months ended September 30, 2026 and 2025, respectively.
For the three months ended September 30, 2026, the net effect of discrete items decreased the effective tax rate by 35.2%. The discrete items for the three months ended September 30, 2026 primarily relate to the book goodwill impairment which is non-deductible for tax purposes, partially offset by shortfalls on equity award vestings and prior-years tax return finalization. Excluding discrete items, our effective tax rate would have been 36.6% for the three months ended September 30, 2026.

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

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$594,869	$769,704	$(174,835)	(23)%
Operating expenses:
Cost of revenue	272,288	309,440	(37,152)	(12)%
Sales and marketing	140,295	169,794	(29,499)	(17)%
Product development	51,207	62,993	(11,786)	(19)%
General and administrative	139,256	150,054	(10,798)	(7)%
Goodwill impairment	377,061	—	377,061	—
Total operating expenses	980,107	692,281	287,826	42%
Income from operations	(385,238)	77,423	(462,661)	(598)%
Interest expense	(11,160)	(12,748)	1,588	(12)%
Other (expense) / income, net	(14,426)	30,277	(44,703)	(148)%
(Loss) /income before income taxes	(410,824)	94,952	(505,776)	(533)%
Provision / (benefit) for income taxes	(9,565)	33,437	(43,002)	(129)%
Net income	$(401,259)	$61,515	$(462,774)	(752)%

Revenue
Revenue decreased by $174.8 million, or 23%, to $594.9 million in the nine months ended September 30, 2026, compared to the same period in 2025. On a constant currency basis, revenue decreased by 23% in the nine months ended September 30, 2026, compared to the same period in 2025.
Our Content revenues decreased by 16%, to $501.9 million in the nine months ended September 30, 2026, compared to the same period in 2025. On a constant currency basis, content revenue decreased by 16% in the nine months ended September 30, 2026, compared to the same period in 2025. During the nine months ended September 30, 2026, the reduction in our Content revenue was driven primarily by weakness in new customer acquisition.
Our Data, Distribution, and Services revenues decreased by 46%, to $93.0 million in the nine months ended September 30, 2026, compared to the same period in 2025. Foreign currency fluctuations did not have a significant impact on our Data, Distribution, and Services revenues in the nine months ended September 30, 2026. The decrease in Data, Distribution, and Services revenues was primarily driven by a decline in our data offering, which decreased by 60% in the nine months ended September 30, 2026 compared to the same period in 2025. Revenue recognition in our data offering may vary from quarter-to-quarter based on the delivery timing of metadata licensed assets.
Changes in our revenue by region were as follows: revenue from North America decreased by $122.7 million, or 30%, to $288.2 million, revenue from Europe decreased by $21.6 million, or 11%, to $172.6 million and revenue from Rest of World decreased by $30.5 million, or 19%, to $134.1 million, in the nine months ended September 30, 2026, compared to the same period in 2025.
Costs and Expenses
Cost of Revenue. Cost of revenue decreased by $37.2 million, or 12%, to $272.3 million in the nine months ended September 30, 2026 compared to the same period in 2025. This decrease was driven by decreased royalty and content costs, costs associated with website hosting, hardware and software licenses, employee related costs, and Giphy Retention Compensation expenses. As a percent of revenue, cost of revenue increased to 46% for the nine months ended September 30, 2026, from 40% for the same period in 2025. This increase was related to AI token usage fees and website hosting costs which do not fluctuate with revenue. We expect that our cost of revenue will continue to fluctuate in line with changes in revenue.
Sales and Marketing. Sales and marketing expenses decreased by $29.5 million, or 17%, to $140.3 million in the nine months ended September 30, 2026 compared to the same period in 2025. This decrease was driven by a decrease in brand and performance-based marketing expenses. As a percentage of revenue, sales and marketing expenses increased to 24% for the nine months ended September 30, 2026, from 22% for the same period in 2025. We expect sales and marketing expenses to continue to fluctuate as we optimize our sales channels and invest in new customer acquisition, products and geographies.
Product Development. Product development expenses decreased by $11.8 million, or 19%, to $51.2 million in the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease in product development was driven by a decrease in employee-related costs offset by increases in software licenses and third-party contractor related costs, net of capitalized labor. We expect product development expenses, of which a portion will be capitalized, to continue in the foreseeable future, as we pursue opportunities to invest in developing new products and internal tools and enhance the functionality of our existing products and technologies.
General and Administrative. General and administrative expenses decreased by $10.8 million, or 7%, to $139.3 million in the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was driven by decreases in employee-related costs offset by an increase in legal contingencies of $33.6 million.
Goodwill Impairment. Management determined that Getty Image's June 30, 2026 announcement to terminate the Merger Agreement and the suspension of dividends announced on July 22, 2026 resulted in triggering events requiring the performance of quantitative goodwill impairment tests in the second and third quarters of 2026, respectively. The impairment tests resulted in goodwill impairment charges of $377.1 million.
Interest Expense. In the nine months ended September 30, 2026 and September 30, 2025, we recognized interest expense of $11.2 million and $12.7 million, respectively related to our credit facility and the amortization of deferred financing fees. Interest expense for the nine months ended September 30, 2026 decreased due to lower interest rates and a lower outstanding principal balance in the nine months ended September 30, 2026 as compared to the same period in 2025.
Other (Expense) / Income, Net. In the nine months ended September 30, 2026, other (expense) / income decreased by $44.7 million, or 148%, to ($14.4 million). In the nine months ended September 30, 2026, other (expense) / income, net was driven by $17.9 million of unrealized losses related to our investment in Meitu, Inc. In addition, other income, net had $1.4 million of interest income and $2.1 million of unrealized foreign currency gains. In the nine months ended September 30, 2025, other income, net was primarily driven by $34.1 million of unrealized gains related to our investment in Meitu, Inc. In addition, other income, net had $2.9 million of interest income and $1.7 million of unrealized foreign currency gains. As we increase the volume of business transacted in foreign currencies resulting from international expansion and as currency rates fluctuate, we expect foreign currency gains and losses to continue to fluctuate.
Income Taxes. Income tax expense decreased by $43.0 million for the nine months ended September 30, 2026, compared to the same period in 2025. Our effective tax rates were a benefit of 2.3% and an expense of 35.2% for the nine months ended September 30, 2026 and 2025, respectively.
For the nine months ended September 30, 2026, the net effect of discrete items decreased the effective tax rate by 38.9%. The discrete items for the nine months ended September 30, 2026, primarily relate to the book goodwill impairment, which is non-deductible for tax purposes, partially offset by shortfalls on equity award vestings and prior-years tax return finalization. Excluding discrete items, our effective tax rate would have been 41.2% for the nine months ended September 30, 2026.
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

Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents totaling $110.5 million which consisted primarily of bank deposits. Since inception, we have financed our operations primarily through cash flows generated from operations. In addition, if necessary, we have the ability to draw on our A&R Credit Agreement.
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
Dividends
We declared and paid cash dividends of $0.72 per share of common stock, or $26.0 million during the nine months ended September 30, 2026. On July 22, 2026, the Board of Directors suspended the payment of the quarterly dividend.
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
As of September 30, 2026, we have repurchased approximately 5.5 million shares of our common stock in total since 2015 under the Share repurchase programs (including the 2015 and 2017 Share Repurchase Programs and the 2023 Share Repurchase Program) at an average per-share cost of $48.86. During the three and nine months ended September 30, 2026 and 2025, we did not repurchase shares of our common stock. As of September 30, 2026, we had $30.2 million of remaining authorization for repurchases under the Share Repurchase Program.
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
On July 22, 2024, we entered into an amended and restated credit agreement (the “A&R Credit Agreement”), which was entered into among us, as borrower, certain of our direct and indirect subsidiaries as guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders. The A&R Credit Agreement provides for a five-year (i) senior unsecured term loan facility (the “Term Loan”) in an aggregate principal amount of $125 million and (ii) senior unsecured revolving credit facility (the “Revolver”) in an aggregate principal amount of $250 million. The A&R Credit Agreement provides for a letter of credit sub-facility and a swingline facility.
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
During the third quarter of 2026, the Company repaid $30.0 million of outstanding principal on the Revolver. The repayment was funded using cash generated from operations. As of September 30, 2026, we had a remaining borrowing capacity of $123.7 million, net of standby letters of credit.

The A&R Credit Agreement contains financial covenants and requirements restricting certain of our activities, which are customary for this type of credit facility. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio, in each case, determined in accordance with the terms of the A&R Credit Agreement. As of September 30, 2026, we were in compliance with these covenants.
Our outstanding debt (in thousands) is reflected in the table below. We classify the Revolver as a current liability since we could draw upon and repay the outstanding amount as needed. The maturity of the Revolver is in 2029.
Our debt consists of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Current Debt:
Revolver - A&R Credit Agreement	$125,000	$155,000
Term Loan - A&R Credit Agreement	$3,113	$3,110
Non-Current Debt:
Term Loan - A&R Credit Agreement	$114,416	$116,639
Based on Level 2 inputs, the carrying value of our debt approximates its fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
For the three and nine months ended September 30, 2026, we recognized interest expense of $3.6 million and $11.2 million, respectively. As of September 30, 2026, unamortized debt issuance cost related to the Term Loan - A&R Credit Agreement is $0.4 million.
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
As of September 30, 2026, we had approximately $138 million in unconditional cash obligations, consisting primarily of purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses, of which the majority is due to be paid within the next two years. In addition, as of September 30, 2026, we had approximately $24 million in operating lease obligations with lease payments extending through 2029.
See Note 15 to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our existing capital commitments as of September 30, 2026.
Cash Flows
The following table summarizes our cash flow data for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$36,242	$130,473
Net cash used in investing activities	$(31,075)	$(37,438)
Net cash used in financing activities	$(68,245)	$(46,271)
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

Net cash provided by operating activities was $36.2 million for the nine months ended September 30, 2026, compared to $130.5 million for the nine months ended September 30, 2025. The decline in cash flows for the nine months ended September 30, 2026, compared to the prior year, is primarily attributed to the year-over-year decline in revenue.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2026 was $31.1 million, consisting primarily of (i) capital expenditures of $31.5 million for internal-use software and website development costs and purchases of software and equipment; and (ii) $0.6 million paid to acquire the rights to distribute certain digital content into perpetuity. These cash outflows were partially offset by $0.6 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Cash used in investing activities in the nine months ended September 30, 2025 was $37.4 million, consisting primarily of (i) capital expenditures of $32.5 million for internal-use software and website development costs and purchases of software and equipment; and (ii) $6.1 million paid to acquire the rights to distribute certain digital content in perpetuity. These cash outflows were partially offset by $1.2 million of Giphy Retention Compensation, as reimbursed by the Giphy seller.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2026 was $68.2 million, consisting of (i) $26.0 million related to the payment of quarterly cash dividends; (ii) $10.7 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (ii) $31.6 million used for the repayment of our A&R Credit Agreement.
Cash used in financing activities in the nine months ended September 30, 2025 was $46.3 million, consisting of (i) $34.8 million related to the payment of quarterly cash dividends; (ii) $9.1 million paid in the settlement of tax withholding obligations related to employee stock-based compensation awards; and (iii) $2.3 million used for the repayment of our A&R Credit Agreement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-GAAP Financial Measures (in thousands):
Adjusted net income	$16,738	$36,429	$67,490	$115,592
Adjusted EBITDA	$41,811	$79,429	$149,615	$225,028
Adjusted free cash flow	$12,503	$75,224	$54,111	$116,106
Revenue (decline) / growth on a constant currency basis	(33)%	3%	(23)%	12%

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
The expense associated with the Giphy Retention Compensation related to (i) the one-time employment inducement bonuses and (ii) the vesting of the cash value of unvested Meta equity awards held by the employees prior to closing, which are reflected in operating expenses (together, the “Giphy Retention Compensation Expense - non-recurring”), are required payments in accordance with the terms of the acquisition. Meta’s sale of Giphy was directed by the United Kingdom Competition and Markets Authority (“CMA”) and accordingly, the terms of the acquisition were subject to CMA preapproval. Management considers the operating expense associated with these required payments to be unusual and non-recurring in nature. The Giphy Retention Compensation Expense - non-recurring is not considered ongoing expense necessary to operate the Company’s business. Therefore, such expenses have been included in the below adjustments for calculating adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted net income per diluted common share.

Adjusted Net Income and Adjusted Net Income Per Diluted Common Share
We define adjusted net income as net income adjusted for the impact of non-cash equity-based compensation, the amortization of acquisition-related intangible assets, legal contingencies, goodwill impairment and related tax effects, Giphy Retention Compensation Expense - non-recurring, unrealized gains and losses on investments, strategic advisory fees, severance costs associated with strategic workforce optimizations, costs incurred associated with the Merger, and the estimated tax impact of such adjustments. We define adjusted net income per diluted common share as adjusted net income divided by weighted average diluted shares.
The following is a reconciliation of net income to adjusted net income for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)

Net (loss) / income	$(197,752)	$13,387	$(401,259)	$61,515
Add / (less) Non-GAAP adjustments:
Non-cash equity-based compensation	7,824	12,962	33,748	46,471
Tax effect of non-cash equity-based compensation(1)	(1,842)	(3,046)	(7,930)	(10,921)
Acquisition-related amortization expense(2)	9,286	9,630	28,449	28,908
Tax effect of acquisition-related amortization expense(1)	(2,182)	(2,263)	(6,686)	(6,794)
Unrealized loss / (gain) on investment	(360)	(2,840)	17,908	(34,129)
Impairment loss on long-term investment	—	—	—	5,000
Strategic advisory fees and other	2,560	—	2,560	—
Tax effect of Strategic advisory fees and other(1)	(553)	—	(553)	—
Goodwill impairment	203,323	—	377,061	—
Tax effect of goodwill impairment(1)	(7,725)	—	(18,096)	—
Workforce optimization - severance	4,272	3,801	13,300	4,102
Tax effect of workforce optimization - severance(1)	(961)	(855)	(2,996)	(923)
Giphy retention compensation expense - non-recurring	—	215	649	1,219
Tax effect of Giphy retention compensation expense - non-recurring(1)	—	(51)	(153)	(287)
Merger related costs	494	7,083	7,029	27,654
Tax effect of Merger related costs(1)	(111)	(1,594)	(1,581)	(6,223)
Legal contingency	600	—	33,600	—
Tax effect of legal contingency (1)	(135)	—	(7,560)	—
Adjusted net income	$16,738	$36,429	$67,490	$115,592

Net (loss) / income per diluted common share	$(5.35)	$0.37	$(11.02)	$1.71
Adjusted net income per diluted common share	$0.45	$0.99	$1.85	$3.21

Weighted average diluted shares	36,978	36,642	36,413	35,979
(1)Statutory tax rates are used to calculate the tax effect of the adjustments.
(2)Of these amounts, $8.6 million and $8.9 million are included in cost of revenue for the three months ended September 30, 2026 and 2025, respectively. The remainder of acquisition-related amortization expense is included in general and administrative expense in the Statement of Operations.

Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income adjusted for depreciation and amortization, non-cash equity-based compensation, Giphy Retention Compensation Expense - non-recurring, costs incurred associated with the Merger, foreign currency transaction gains and losses, severance costs associated with strategic workforce optimizations, legal contingencies, goodwill impairment, unrealized gains and losses on investments, strategic advisory fees and other, interest income and expense and income taxes. We define adjusted EBITDA margin as the ratio of adjusted EBITDA to revenue.

The following is a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)

Net (loss) / income	$(197,752)	$13,387	$(401,259)	$61,515
Add / (less) Non-GAAP adjustments:
Interest expense	3,567	4,226	11,160	12,748
Interest income	(123)	(869)	(1,404)	(2,881)
(Benefit) / provision for income taxes	(2,766)	18,016	(9,565)	33,437
Depreciation and amortization	21,786	22,877	66,906	68,159
EBITDA	$(175,288)	$57,637	$(334,162)	$172,978

Non-cash equity-based compensation	7,824	12,962	33,748	46,471
Giphy retention compensation expense - non-recurring	—	215	649	1,219
Merger related costs	494	7,083	7,029	27,654
Foreign currency loss / (gain)	(1,614)	571	(2,078)	1,733
Unrealized loss / (gain) on investment	(360)	(2,840)	17,908	(34,129)
Legal contingency	600	—	33,600	—
Workforce optimization - severance	4,272	3,801	13,300	4,102
Goodwill impairment	203,323	—	377,061	—
Strategic advisory fees and other	2,560	—	2,560	5,000
Adjusted EBITDA	41,811	79,429	149,615	225,028

Revenue	$173,898	$260,094	$594,869	$769,704
Net (loss) / income margin	(113.7)%	5.1%	(67.5)%	8.0%
Adjusted EBITDA margin	24.0%	30.5%	25.2%	29.2%
Revenue Growth / (Decline) (including by product offering) on a Constant Currency Basis
We define revenue growth (including by product offering), on a constant currency basis (expressed as a percentage), as the increase in current period revenues over prior period revenues, utilizing fixed exchange rates for translating foreign currency revenues for all periods in the comparison.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reported revenue (in thousands)	$173,898	$260,094	$594,869	$769,704
Revenue (decline) / growth	(33)%	4%	(23)%	12%
Revenue (decline) / growth on a constant currency basis	(33)%	3%	(23)%	12%

Content reported revenue (in thousands)	$158,075	$194,426	$501,864	$597,110
Content revenue (decline) / growth	(19)%	(5)%	(16)%	9%
Content revenue (decline) / growth on a constant currency basis	(18)%	(5)%	(16)%	9%

Data, Distribution, and Services reported revenue (in thousands)	$15,823	$65,668	$93,005	$172,594
Data, Distribution, and Services revenue (decline) / growth	(76)%	40%	(46)%	26%
Data, Distribution, and Services revenue (decline) / growth on a constant currency basis	(76)%	40%	(46)%	26%

Adjusted Free Cash Flow
We define adjusted free cash flow as our net cash provided by operating activities, adjusted for capital expenditures, content acquisition, cash received related to Giphy Retention Compensation in connection with the acquisition of Giphy, cash paid for legal settlements and Merger related costs.
The following is a reconciliation of net cash provided by operating activities to adjusted free cash flow for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash flow information:	(in thousands)
Net cash provided by operating activities	$18,250	$78,390	$36,242	$130,473
Net cash used in investing activities	$(9,790)	$(11,239)	$(31,075)	$(37,438)
Net cash used in financing activities	$(29,803)	$(16,572)	$(68,245)	$(46,271)

Adjusted free cash flow:
Net cash provided by operating activities	$18,250	$78,390	$36,242	$130,473
Capital expenditures	(9,804)	(10,422)	(31,514)	(32,542)
Content acquisitions	(326)	(1,149)	(627)	(6,127)
Cash received related to Giphy Retention Compensation	102	373	579	1,234
Legal contingency settlement	—	—	35,000	—
Merger related costs	4,281	8,032	14,431	23,068
Adjusted Free Cash Flow	$12,503	$75,224	$54,111	$116,106

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including risks related to foreign currency exchange rate fluctuation, interest rate fluctuation and inflation.
Foreign Currency Exchange Risk
Our sales to international customers are denominated in multiple currencies, including but not limited to the U.S. dollar, the euro, the British pound, the Australian dollar and the Japanese yen. Revenue denominated in foreign currencies as a percentage of total revenue was approximately 29% and 24% for the nine months ended September 30, 2026 and 2025, respectively. Changes in exchange rates will affect our revenue and certain operating expenses to the extent that our revenue is generated and expenses are incurred in currencies other than the U.S. dollar. Royalties earned by and paid to contributors are denominated in the U.S. dollar and will not be affected by changes in exchange rates. Based on our foreign currency denominated revenue for the nine months ended September 30, 2026, we estimate that a 10% change in the exchange rate of the U.S. dollar against all foreign currency denominated revenues would result in an approximately 3% impact on our revenue.
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

Our historical revenue by currency is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency	U.S. Dollars	Originating Currency
Euro	$29,261	€25,267	$31,388	€27,597	$101,325	€87,627	$107,885	€98,166
British pounds	12,057	£8,999	13,794	£10,202	39,263	£29,251	42,259	£32,227
All other non-U.S. currencies(1)	9,711		12,265		31,751		37,679
Total foreign currency	51,029		57,447		172,339		187,823
U.S. dollar	122,869		202,647		422,530		581,881
Total revenue	$173,898		$260,094		$594,869		$769,704
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
Amounts borrowed under the A&R Credit Agreement accrue interest at a per annum rate based on either (i) the base rate plus a margin ranging from 0.375% to 0.750%, determined based on the Company’s consolidated net leverage ratio or (ii) the Term SOFR rate (for interest periods of 1, 3 or 6 months) plus a margin ranging from 1.375% to 1.750%, determined based on the Company’s consolidated net leverage ratio, plus a credit spread adjustment of 0.100%. A hypothetical 10% change in interest rates would not have a material impact on our interest expense as of September 30, 2026.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objective.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II.     OTHER INFORMATION
Item 1.        Legal Proceedings.
See Item 1 of Part I, “Financial Statements — Note 15 — Commitments and Contingencies — Legal Matters.”

Item 1A.    Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2026, there were no material changes to these risk factors as described in our 2025 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 4.        Mine Safety Disclosures.
None.

Item 5.    Other Information.
(a)On July 16, 2026, Steven Ciardiello notified the Company of his decision to resign as Chief Accounting Officer of the Company, effective August 28, 2026 following a transition period. On November 2, 2026, the Company appointed Rik Powell, the Company’s former Interim Chief Executive Officer and Chief Financial Officer, to serve as the Company’s Principal Accounting Officer.

Mr. Powell, age 54, served as the Company’s Chief Financial Officer from November 2024 to November 2026 and served as the Company’s Interim Chief Executive Officer from July 2026 to October 2026. From June 2024 to October 2024, Mr. Powell served as the Company’s Senior Vice President, Finance and Investor Relations. Prior to joining the Company, Mr. Powell was Senior Vice President, Finance and Investor Relations at Shake Shack, an NYSE publicly traded quick services restaurant group, from 2022 to 2024. Prior to that, Mr. Powell served in various finance positions at Getty Images, a visual media company, where he ultimately advanced to the position of Chief Financial Officer from 2017 to 2020. Prior to that, Mr. Powell held various finance roles at Dell Computer Corporation and HP Inc. and started his career at Grant Thornton LLP. Mr. Powell is from Oxford in the United Kingdom and has been a Fellow of the UK Chartered Association of Certified Accountants for a number of years.

There are no arrangements or understandings between Mr. Powell and any other person pursuant to which he was appointed to serve as the Principal Accounting Officer. Mr. Powell has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, and Mr. Powell has no family relationships with any director or executive officer of the Company.

(c) Insider Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.        Exhibits.
See the Exhibit Index, which immediately precedes the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1§	Employment Letter for Rik Powell as Interim Chief Executive Officer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 13, 2026 (File No. 001-35669))
10.2§
Employment Acknowledgement Agreement, by and between the Company and Jonathan Oringer, dated October 28, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 29, 2026 (File No. 001-35669))

10.3§	Executive Contract, by and between Envato Pty Ltd. and Hichame Assi, dated October 29, 2026 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 29, 2026 (File No. 001-35669))
31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
#    Filed herewith.
§ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTERSTOCK, INC.

Dated: November 5, 2026	By:	/s/ Scott Grossman
Scott Grossman
Chief Financial Officer
(Principal Financial Officer)
Dated: November 5, 2026	By:	/s/ Rik Powell
Rik Powell
Principal Accounting Officer
(Principal Accounting Officer)